Form 10-K
HENRY SCHEIN INC
filed 2018-02-21
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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

YES:  X      NO: __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:  X                         Accelerated filer: __                Non-accelerated filer: __                         Smaller reporting company: __ Emerging growth company: __

 (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES:  __     NO: X

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on July 1, 2017, was approximately $14,360,474,000.

As of February 15, 2018, there were 153,694,200 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 30, 2017) are incorporated by reference in Part III hereof.

		Page
		Number

PART I.
ITEM 1.	Business.............................................................................................................................................................................	3
ITEM 1A.	Risk Factors.........................................................................................................................................................................	21
ITEM 1B.	Unresolved Staff Comments....................................................................................................................................................	36
ITEM 2.	Properties............................................................................................................................................................................	37
ITEM 3.	Legal Proceedings.................................................................................................................................................................	38
ITEM 4.	Mine Safety Disclosures........................................................................................................................................................	39

PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities.............................................................................................................................	40
ITEM 6.	Selected Financial Data..........................................................................................................................................................	43
ITEM 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations..................................................................................................................................................	45
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.........................................................................................................	75
ITEM 8.	Financial Statements and Supplementary Data............................................................................................................................	77
ITEM 9.	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure....................................................................................................................................................	123
ITEM 9A.	Controls and Procedures........................................................................................................................................................	123
ITEM 9B.	Other Information.................................................................................................................................................................	127

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance...............................................................................................................	127
ITEM 11.	Executive Compensation........................................................................................................................................................	127
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters.........................................................................................................................................	128
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence....................................................................................	128
ITEM 14.	Principal Accountant Fees and Services....................................................................................................................................	128

PART IV.
ITEM 15.	Exhibits,Financial Statement Schedules....................................................................................................................................	129
ITEM 16.	Form 10-K Summary..............................................................................................................................................................	136
	Signatures...........................................................................................................................................................................	137

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

We are headquartered in Melville, New York, employ more than 22,000 people (of which more than 11,400 are based outside the United States) and have operations or affiliates in 34 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

We have established over 4.5 million square feet of space in 63 strategically located distribution centers around the world to enable us to better serve our customers and increase our operating efficiency.  This infrastructure, together with broad product and service offerings at competitive prices, and a strong commitment to customer service, enables us to be a single source of supply for our customers’ needs.  Our infrastructure also allows us to provide convenient ordering and rapid, accurate and complete order fulfillment.

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

Industry

The health care products distribution industry, as it relates to office-based health care practitioners, is fragmented and diverse.  This industry, which encompasses the dental, animal health and medical markets, was estimated to produce revenues of approximately $45 billion in 2017 in the global markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Pluradent AG & Co., Lifco AB, Planmeca Oy, Billericay Dental Supply Co. Ltd., National Veterinary Services Limited (Patterson Veterinary division of Patterson Companies, Inc.), Centaur Services Limited (MWI Animal Health division of AmerisourceBergen) and Alcyon SA, as well as a large number of dental, animal health and medical product distributors and manufacturers in Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

Significant price reductions by our competitors could result in a similar reduction in our prices.  Any of these competitive pressures may materially adversely affect our operating results.

Competitive Strengths

We have more than 85 years of experience in distributing products to health care practitioners resulting in strong awareness of the Henry Schein® brand.  Our competitive strengths include:

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

Direct sales and marketing expertise.  Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, frequent direct marketing and telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement.  The key elements of our direct sales and marketing efforts are:

•

Field sales consultants.  We have over 4,200 field sales consultants, including equipment sales specialists, covering major North American, European and other international markets.  These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

•

Direct marketing.  During 2017, we distributed approximately 35 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based health care customers.

•

Telesales.  We support our direct marketing effort with approximately 2,300 inbound and outbound telesales representatives, who facilitate order processing, generate new sales through direct and frequent contact with customers and stay abreast of market developments and the hundreds of new products, services and technologies introduced each year to educate practice personnel.

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

Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:

•

Consumable supplies and equipment.  We offer over 120,000 Stock Keeping Units, or SKUs, to our customers.  Of the SKUs offered, approximately 49,000 are offered to our dental customers, approximately 14,000 to our animal health customers and approximately 48,000 to our medical customers.  We offer over 180,000 additional SKUs to our customers in the form of special order items.

•

Technology and other value-added products and services.  We sell practice management software systems to our dental, animal health and medical customers.  Our practice management solutions provide practitioners with electronic medical records, patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs.  We have over 700 technical representatives supporting customers using our practice management solutions.  As of December 30, 2017, we had an active user base of almost 97,000 practices, including users of Dentrix® Dental Systems, Dentrix® Enterprise, Dentrix® Dental VisionTM, Dentrix Ascend®, Easy Dental®, OasisTM, Evolution® and EXACT®, Gesden®, Julie®Software, Power Practice® Px, AxiUmTM, EndoVision®, PerioVision®, OMSVision® and Viive® for dental practices; Advantage+TM, AVImark®, DVM Manager®, InfinityTM, Triple Crown®, Vetstreet®, VisionVPMTM, Robovet®, and RxWorks®, and eVetPracticeTM for animal health practices; and MicroMD® for physician practices.

•

Repair services.  We have over 200 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our health care customers.  Our over 2,000 technicians provide installation and repair services for: dental handpieces; dental, animal health and medical small equipment; table top sterilizers; and large dental equipment.

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

Commitment to superior customer service.  We maintain a strong commitment to providing superior customer service.  We frequently monitor our customer service through customer surveys, focus groups and statistical reports.  Our customer service policy primarily focuses on:

•

Exceptional order fulfillment.  We ship an average of approximately 190,000 cartons daily.  Approximately 99% of items ordered are shipped without back ordering and are shipped on the same business day the order is received.

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

Cost-effective purchasing.  We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of health care products.  We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost.  In 2017, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 34% and 5%, respectively, of our aggregate purchases.

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

Products

The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our health care distribution and technology reportable segments:

		2017	2016	2015
Health care distribution:
	Dental products (1) ............................................................................................................................................................	48.5%	48.0%	49.6%
	Animal health products (2) ..................................................................................................................................................	27.9	28.1	27.5
	Medical products (3) ..........................................................................................................................................................	20.1	20.2	19.5

	Total health care distribution ..............................................................................................................................................	96.5	96.3	96.6

Technology:
	Software and related products and
	other value-added products (4) .................................................................................................................................	3.5	3.7	3.4

Total .......................................................................................................................................................................................		100.0%	100.0%	100.0%

(1)	Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants,
	gypsum, acrylics, articulators, abrasives, dental chairs, delivery units and lights, X-ray supplies and equipment, equipment
	repair and high-tech and digital restoration equipment.

(2)	Includes branded and generic pharmaceuticals, surgical and consumable products and services and equipment.

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

Markets Served

Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using health care services.  Between 2017 and 2027, the 45 and older population is expected to grow by approximately 12%.  Between 2017 and 2037, this age group is expected to grow by approximately 24%.  This compares with expected total U.S. population growth rates of approximately 8% between 2017 and 2027 and approximately 15% between 2017 and 2037.

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

In the medical market, there continues to be a migration of procedures from acute-care settings to physicians’ offices, a trend that we believe provides additional opportunities for us.  There also is the continuing use of vaccines, injectables and other pharmaceuticals in alternate-care settings.  We believe we have established a leading position as a vaccine supplier to the office-based physician practitioner.

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

Our business is subject to seasonal and other quarterly fluctuations.  Revenues and profitability generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based health care practitioners and year-end promotions.  Revenues and profitability generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results may also be materially adversely affected by a variety of other factors, including:

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our suppliers;

•	timing of the introduction of new products and services by our suppliers;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	changes in or availability of supplier contracts or rebate programs;

•	supplier rebates based upon attaining certain growth goals;

•	changes in the way suppliers introduce or deliver products to market;

•	costs of developing new applications and services;

•	our ability to correctly identify customer needs and preferences and predict future needs and preferences;

•	uncertainties regarding potential significant breaches of data security or disruptions of our information technology systems;

•	unexpected regulatory actions, or government regulation generally;

•	exclusivity requirements with certain suppliers may prohibit us from distributing competitive products manufactured by other suppliers;

•	loss of sales representatives;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	costs associated with our self-insured medical and dental insurance programs;

•	general market and economic conditions, as well as those specific to the health care industry and related industries;

•	our success in establishing or maintaining business relationships;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•	increases in shipping costs or service issues with our third-party shippers;

•	fluctuations in the value of foreign currencies;

•	restructuring costs;

•	the adoption or repeal of legislation;

•	changes in accounting principles; and

•	litigation or regulatory judgements, expenses or settlements.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act relators can be entitled to receive up to 30% of total recoveries.  Also violations of the federal False Claims Act can result in treble damages, and, in accordance with a final rule published by the Department of Justice on February 3, 2017, which substantially increased the maximum and minimum civil penalties for False Claims Act violations, the amounts for civil penalties assessed after February 3, 2017, whose associated violations occurred after November 2, 2015, were increased from a minimum per-claim penalty of $10,781 to $10,957, and from a maximum per-claim penalty of $21,563 to $21,916.  Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  The United States Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010 (the “Health Care Reform Law”), significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

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

Health Care Reform

The Health Care Reform Law increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  However, with respect to the medical device excise tax, a two year moratorium was imposed under the Consolidated Appropriations Act, 2016, suspending the imposition of the tax on device sales during the period beginning January 1, 2016 and ending on December 31, 2017, and on January 22, 2018 an additional two-year moratorium was imposed under Public Law No. 115-120, suspending the imposition of the tax on device sales during the period beginning January 1, 2018 and ending on December 31, 2019.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  In addition, the President is seeking to repeal and replace the Health Care Reform Law.  Repeal and replace legislation has been passed in the House of Representatives, but did not obtain the necessary votes in the Senate.  Subsequently, the President has affirmed his intention to repeal and replace the Health Care Reform Law and has taken a number of administrative actions to materially weaken the Health Care Reform Law.  On December 22, 2017, the President signed the Tax Cuts and Jobs Act into law, which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions.  The tax reform law also repealed the individual mandate of the Health Care Reform Law.  The uncertain status of the Health Care Reform Law affects our ability to plan.

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

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, establishes a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners.  Under MACRA, eligible clinicians will be required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models (“APMs”).  MIPS generally will consolidate three current programs; the physician quality reporting system, the value-based payment modifier and the Medicare electronic health record (“EHR”) programs into a single program in which Medicare reimbursement to eligible clinicians will include both positive and negative payment adjustments that take into account quality, resource use, clinical practice improvement and meaningful use of certified EHR technology.  Advanced APMs generally involve higher levels of financial and technology risk.  A final rule was published in the Federal Register on November 4, 2016 and allows eligible Medicare clinicians to pick their pace of participation for the first performance period that began January 1, 2017.  The data collected in the first performance year will determine payment adjustments beginning January 1, 2019.  A final rule updating certain Quality Payment Program regulations was published on November 16, 2017, which became effective as of January 1, 2018.  MACRA represents a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations.  The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace.  MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base.  Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

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

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increases privacy rights for individuals in Europe, extends the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe (“Data Subjects”) or monitoring the behavior of such individuals (including by companies based outside of Europe).  Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues.  Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data.  Among other things, the GDPR requires with respect to data concerning Data Subjects, company accountability, consents from Data Subjects or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data.  While we expect to have substantially compliant programs and controls in place to comply with the GDPR requirements, our compliance with the new regulation is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

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

Additionally, as electronic medical devices are increasingly connected to each other and to other technology, the ability of these connected systems safely and effectively to exchange and use exchanged information becomes increasingly important.  On September 6, 2017, the FDA issued guidance to assist industry in identifying specific considerations related to the ability of electronic medical devices to safely and effectively exchange and use exchanged information.  As a medical device manufacturer, we must manage risks including those associated with an electronic interface that is incorporated into a medical device.

There may be additional legislative or regulatory initiatives in the future impacting health care.

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

Employees

As of December 30, 2017, we employed more than 22,000 full-time employees, including approximately 2,300 telesales representatives, over 4,200 field sales consultants, including equipment sales specialists, 4,700 warehouse employees, 700 computer programmers and technicians, 1,100 management employees and 9,400 office, clerical and administrative employees.  At December 30, 2017, 2,076, or 9%, of our employees were subject to collective bargaining agreements.  We believe that our relations with our employees are excellent.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman ......................................................................................................................................................	68	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin ........................................................................................................................................................	65	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski ......................................................................................................................................................	64	President, Henry Schein and CEO, Global Dental Group, Director
Michael S. Ettinger ........................................................................................................................................................	56	Senior Vice President, Corporate & Legal Affairs and Chief of Staff, Secretary
David C. McKinley ........................................................................................................................................................	65	Chief Commercial Officer and President, Corporate Commercial Development
		Group
Mark E. Mlotek .............................................................................................................................................................	62	Executive Vice President, Chief Strategic Officer, Director
Steven Paladino .............................................................................................................................................................	60	Executive Vice President, Chief Financial Officer, Director
Karen Prange.................................................................................................................................................................	54	Executive Vice President and Chief Executive Officer, Global Animal Health,
		Medical and Dental Surgical Group
Walter Siegel ................................................................................................................................................................	58	Senior Vice President and General Counsel

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

Other Executive Management

The following table sets forth certain information regarding other Executive Management:

Name	Age	Position

James A. Harding ..............................................................................................................................................................	62	Senior Vice President, Chief Technology Officer
Peter McCarthy ................................................................................................................................................................	58	President, Global Animal Health Group
Lorelei McGlynn ...............................................................................................................................................................	54	Senior Vice President, Global Human Resources and Financial Operations
Bob Minowitz ...................................................................................................................................................................	59	President, International Dental Group, EMEA Region
Michael Racioppi ...............................................................................................................................................................	63	Senior Vice President, Chief Merchandising Officer
Paul Rose .........................................................................................................................................................................	60	Senior Vice President, Global Supply Chain

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

The health care products distribution industry is highly competitive and consolidating, and we may not be able to compete successfully.

We compete with numerous companies, including several major manufacturers and distributors.  Some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully.  Most of our products are available from several sources and our customers tend to have relationships with several distributors.  Competitors could obtain exclusive rights to market particular products, which we would then be unable to market.  Manufacturers also could increase their efforts to sell directly to end-users and thereby eliminate or reduce our role and the roles of other distributors.  Industry consolidation among health care product distributors, price competition, the unavailability of products, whether due to our inability to gain access to products or to interruptions in supply from manufacturers, or the emergence of new competitors, also could increase competition.  There has also been increasing consolidation among manufacturers of health care products which could have a material adverse effect on our margins and product availability.  Additionally, in this competitive market, some of our contracts contain minimum purchase commitments.  We could be subject to charges and financial losses in the event we fail to satisfy minimum purchase commitments.  In the future, we may be unable to compete successfully and competitive pressures may reduce our revenues and profitability.

Because substantially all of the products that we distribute are not manufactured by us, we are dependent upon third parties for the manufacture and supply of substantially all of our products.

We obtain substantially all of our products from third parties.  Generally, we do not have long-term contracts with our suppliers committing them to supply products to us.  Therefore, suppliers may not provide the products we need in the quantities we request.  While there is generally more than one source of supply for most of the categories of products we sell, some key suppliers, in the aggregate, supply a significant portion of the products we sell.  Additionally, because we generally do not control the actual production of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control, including the failure to comply with applicable government requirements.  The failure of manufacturers of products regulated by the FDA or other governmental agencies to meet these requirements could result in product recall, cessation of sales or other market disruptions.  In the event that any of our third-party suppliers were to become unable or unwilling to continue to provide the products in our required volumes, we would need to identify and obtain acceptable replacement sources on a timely basis.  There is no guarantee that we would be able to obtain such alternative sources of supply on a timely basis, if at all.  An extended interruption in the supply of our products, especially any high sales volume product, could have a material adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.

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

Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management, particularly Stanley M. Bergman, Chairman and Chief Executive Officer.  The loss of the services of Mr. Bergman could have a material adverse effect on our business.  We have an employment agreement with Mr. Bergman.  We do not currently have “key man” life insurance policies on any of our employees.  Competition for senior management is intense and we may not be successful in attracting and retaining key personnel.

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

Our business is subject to seasonal and other quarterly fluctuations.  Revenues and profitability generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based health care practitioners and year-end promotions.  Revenues and profitability generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results may also be materially adversely affected by a variety of other factors, including:

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our suppliers;

•	timing of the introduction of new products and services by our suppliers;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	changes in or availability of supplier contracts or rebate programs;

•	supplier rebates based upon attaining certain growth goals;

•	changes in the way suppliers introduce or deliver products to market;

•	costs of developing new applications and services;

•	our ability to correctly identify customer needs and preferences and predict future needs and preferences;

•	uncertainties regarding potential significant breaches of data security or disruptions of our information technology systems;

•	unexpected regulatory actions, or government regulation generally;

•	exclusivity requirements with certain suppliers, which may prohibit us from distributing competitive products manufactured by other suppliers;

•	loss of sales representatives;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	costs associated with our self-insured medical and dental insurance programs;

•	general market and economic conditions, as well as those specific to the health care industry and related industries;

•	our success in establishing or maintaining business relationships;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability, or product recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•	increases in shipping costs or service issues with our third-party shippers;

•	fluctuations in the value of foreign currencies;

•	restructuring costs;

•	the adoption or repeal of legislation;

•	changes in accounting principles; and

•	litigation or regulatory judgments, expenses or settlements.

Any change in one or more of these or other factors could cause our annual or quarterly financial results to fluctuate.  If our financial results do not meet market expectations, our stock price may decline.

Expansion of group purchasing organizations (“GPO”) or provider networks and the multi-tiered costing structure may place us at a competitive disadvantage.

The medical products industry is subject to a multi-tiered costing structure, which can vary by manufacturer and/or product. Under this structure, certain institutions can obtain more favorable prices for medical products than we are able to obtain. The multi-tiered costing structure continues to expand as many large integrated health care providers and others with significant purchasing power, such as GPOs, demand more favorable pricing terms. Additionally, the formation of provider networks and GPOs may shift purchasing decisions to entities or persons with whom we do not have a historical relationship. This may threaten our ability to compete effectively, which could in turn negatively impact our financial results. Although we are seeking to obtain similar terms from manufacturers to obtain access to lower prices demanded by GPO contracts or other contracts, and to develop relationships with provider networks and new GPOs, we cannot assure that such terms will be obtained or contracts will be executed.

Increases in shipping costs or service issues with our third-party shippers could harm our business.

Shipping is a significant expense in the operation of our business.  We ship almost all of our orders through third-party delivery services, and typically bear the cost of shipment.  Accordingly, any significant increase in shipping rates could have a material adverse effect on our business, financial condition or operating results.  Similarly, strikes or other service interruptions by those shippers could cause our operating expenses to rise and materially adversely affect our ability to deliver products on a timely basis.

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

Uncertain global macro-economic and political conditions that affect the economy and the economic outlook of the United States, Europe and other parts of the world could materially adversely affect our results of operations and financial condition. These uncertainties, include, among other things:

•

the United Kingdom’s vote to leave the European Union (generally referred to as Brexit) and any other similar referenda or actions by other European Union member countries (during 2017, approximately 7% of our consolidated net sales were invoiced to customers in the United Kingdom and approximately 25% of our consolidated net sales were invoiced to customers in Europe overall, including the U.K.);

•	election results;

•	changes to laws and policies governing foreign trade (including, without limitation, North American Free Trade Agreement (NAFTA) and other international trade agreements);

•	greater restrictions on imports and exports;
•	changes in laws and policies governing health care;
•	tariffs and sanctions;

•	sovereign debt levels;

•	the inability of political institutions to effectively resolve actual or perceived economic, currency or budgetary crises or issues;

•	consumer confidence;

•	unemployment levels (and a corresponding increase in the uninsured and underinsured population);

•	changes in regulatory and tax regulations; including without limitation, the Tax Cuts and Reform Act;

•	increases in interest rates;

•	availability of capital;

•	increases in fuel and energy costs;

•	the effect of inflation on our ability to procure products and our ability to increase prices over time;

•	changes in tax rates and the availability of certain tax deductions;

•	increases in health care costs;
•	the threat or outbreak of war, terrorism or public unrest; and

•	changes in laws and policies governing manufacturing, development and investment in territories and countries where we do business.

Additionally, changes in government, government debt and/or budget crises may lead to reductions in government spending in certain countries, which could reduce overall health care spending, and/or higher income or corporate taxes, which could depress spending overall.

Recessionary conditions and depressed levels of consumer and commercial spending may also cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause suppliers to reduce their output or change their terms of sale.  We generally sell products to customers with payment terms.  If customers’ cash flow or operating and financial performance deteriorate, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us.  Likewise, for similar reasons suppliers may restrict credit or impose different payment terms.  Any inability of current and/or potential customers to pay us for our products and/or services or any demands by suppliers for different payment terms may materially adversely affect our results of operations and financial condition.

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

The market price for our common stock may be highly volatile.  A variety of factors may have a significant impact on the market price of our common stock, including, but not limited to:

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

The health care industry is highly regulated and subject to changing political, economic and regulatory influences.  In recent years, the health care industry has undergone, and is in the process of undergoing, significant changes driven by various efforts to reduce costs, including, among other things: trends toward managed care; consolidation of health care distribution companies; consolidation of health care manufacturers; collective purchasing arrangements and consolidation among office-based health care practitioners; and changes in reimbursements to customers, as well as growing enforcement activities (and related monetary recoveries) by governmental officials.  Both our profitability and the profitability of our customers may be materially adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services, changes to the methodology by which reimbursement levels are determined and, in the case of animal health practitioners, changes in the use of feed additives (including, without limitation, antibiotics and growth promotants) used in the production of animal products due to trade restrictions, animal welfare and/or government regulations; and changes in customer buying habits (including customers purchasing animal health pharmaceuticals outside the veterinarians’ offices).  If we are unable to react effectively to these and other changes in the health care industry, our financial results could be materially adversely affected.

The implementation of the Health Care Reform Law could materially adversely affect our business.

The Health Care Reform Law significantly expand health insurance coverage to uninsured Americans and changes the way health care is financed by both governmental and private payers.

The Health Care Reform Law contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013, and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may adversely affect sales and cost of goods sold.  However, with respect to the medical device excise tax, a two-year moratorium was imposed under the Consolidated Appropriations Act, 2016, suspending the imposition of the tax on device sales during the period beginning January 1, 2016 and ending on December 31, 2017, and on January 22, 2018 an additional two-year moratorium was imposed under Public Law No. 115-120, suspending the imposition of the tax on device sales during the period beginning January 1, 2018 and ending on December 31, 2019.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care

Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  In addition, the President is seeking to repeal and replace the Health Care Reform Law. Repeal and replace legislation has been passed in the House of Representatives, but did not obtain the necessary votes in the Senate.  Subsequently, the President has affirmed his intention to repeal and replace the Health Care Reform Law and has taken a number of administrative actions to materially weaken the Health Care Law.  On December 22, 2017, the President signed the Tax Cuts and Jobs Act into law, which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions.  The tax reform law also repealed the individual mandate of the Health Care Reform Law.  The uncertain status of the Health Care Reform Law also affects our ability to plan.

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (“MACRA”), establishes a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners.  Under MACRA, eligible clinicians will be required to participate in Medicare through MIPS or APMs.  MIPS generally will consolidate three current programs: the physician quality reporting system, the value-based payment modifier, and the Medicare EHR program into a single program in which Medicare reimbursement to eligible clinicians will include both positive and negative payment adjustments that take into account quality, resource use, clinical practice improvement and meaningful use of certified EHR technology.  Advanced APMs generally involve higher levels of financial and technology risk.  A final rule was published in the Federal Register on November 4, 2016 and allows eligible Medicare clinicians to pick their pace of participation for the first performance period that began January 1, 2017.  The data collected in the first performance year will determine payment adjustments beginning January 1, 2019.  A final rule updating certain Quality Payment Program regulations was published on November 16, 2017, which is effective as of January 1, 2018.  MACRA represents a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations.  The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace.  MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base.  Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

The implementation of the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Health Care Reform Law could adversely affect our business.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act, or Open Payments Program, imposes reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  CMS publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.  Under the Physician Payment Sunshine Act we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  We believe that we are substantially compliant with applicable Physician Payment Sunshine Act requirements.  The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may also be required to report under certain state transparency laws that address circumstances not covered by the Physician Payment Sunshine Act, and some of these state laws, as well as the federal law, can be ambiguous.  We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.  While we believe we have substantially compliant programs and controls in place to comply with these reporting requirements, our compliance with these new rules imposes additional costs on us.

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

The failure to comply with any of these regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations, could materially adversely affect our business.  There can be no assurance that current and future government regulations will not adversely affect our business.  The costs to us associated with complying with the various applicable statutes and regulations, as they now exist and as they may be modified, could be material.  Allegations by a governmental body that we have not complied with these laws could have a material adverse effect on our businesses.  While we believe that we are substantially compliant with applicable fraud and abuse and other laws and regulations, and believe we have adequate compliance programs and controls in place to ensure substantial compliance, if it is determined that we have not complied with these laws, we are potentially subject to penalties including warning letters, civil and criminal penalties, mandatory recall of product, seizure of product and injunction, consent decrees and suspension or limitation of product sale and distribution.  If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses.  Non-compliance with government requirements could adversely affect our ability to participate in federal and state government health care programs and damage our reputation.

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

The fraud and abuse regulations have been subject to varying interpretations, as well as heightened enforcement activity, over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and, in accordance with a final rule published by the Department of Justice on February 3, 2017, which substantially increased the maximum and minimum civil penalties for False Claims Act violations, the amounts for civil penalties assessed after February 3, 2017, whose associated violations occurred after November 2, 2015, were increased from a minimum per-claim penalty of $10,781 to $10,957, and from a maximum per-claim penalty of $21,563 to $21,916.    Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

The United States government (among others) has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.

We also are subject to certain United States and foreign laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the German Anti-Corruption Law and other anti-bribery laws, anti-corruption laws and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity globally in recent years.  Our businesses are generally subject to numerous other laws and regulations that could impact our financial results, including, without limitation, securities, antitrust and marketing laws and regulations.  Failure to comply with laws or regulations could have a material adverse effect on our business.

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

In addition, the European Parliament and the Council of the European Union have adopted the GDPR, effective from May 25, 2018, which increases privacy rights for individuals in Europe, extends the scope or responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to Data Subjects or monitoring the behavior of such individuals (including by companies based outside of Europe).  Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues.  Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data.  Among other things, the GDPR requires with respect to data concerning Data Subjects, company accountability, consents from Data Subjects or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data.  While we expect to have substantially compliant programs and controls in place to comply with the GDPR requirements, our compliance with the new regulation is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

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

In addition, federal initiatives provide a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The initiatives include providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified EHR systems in accordance with applicable and evolving requirements.  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for applicable health professionals (including physicians and dentists) began on January 1, 2015.  Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to evolving standards adopted by CMS and ONC.  In order to maintain certification of our EHR products, we must satisfy these changing governmental criteria.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs.  CMS and ONC establish criteria for certified EHR systems and these criteria have been subject to change.  In order to maintain certification of our EHR products, we must satisfy these changing governmental criteria.  If any of our EHR systems do not meet these standards, yet have been relied upon by health care providers to receive federal incentive payments, as noted above, we are exposed to risk under federal health care fraud and abuse laws, such as the False Claims Act.  For example, on May 31, 2017, the U.S. Department of Justice announced a $155 million settlement and 5-year corporate integrity agreement involving a vendor of certified EHR systems, based on allegations that the vendor, by misrepresenting capabilities to the certifying body, caused its health care provider customers to submit false Medicare and Medicaid claims for meaningful use payments in violation of the False Claims Act.  While we believe we are substantially in compliance with such certifications and with applicable fraud and abuse laws and regulations and we have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our practices in response to changes in applicable law or interpretation of laws, could have a material adverse effect on our business.  Moreover, in order to satisfy our customers, our products may need to incorporate increasingly complex reporting functionality.  Although we believe we are positioned to accomplish this, the effort may involve increased costs, and our failure to implement product modifications, or otherwise satisfy applicable standards, could have a material adverse effect on our business.  Moreover in order to satisfy our customers, our products may need to incorporate increasingly complex reporting functionality.  Although we believe we are positioned to accomplish this, the effort may involve increased costs, and our failure to implement product modifications, or otherwise satisfy applicable standards, could have a material adverse effect on our business.

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

The use of certified EHR technology will continue as a feature of MACRA’s MIPS programs, and in connection with this, Medicare EHR program payment adjustments to eligible professionals will sunset at the end of 2018 and MIPS payment adjustments will begin on January 1, 2019.  The first performance period for MIPS began January 1, 2017, and will afford eligible clinicians different reporting options linked to the amount of data reported and the duration of the reporting period, with positive payment adjustments generally linked to more robust reporting.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and therefore we must maintain compliance with, and are affected by, these changing governmental criteria.

Additionally, as electronic medical devices are increasingly connected to each other and to other technology, the ability of these connected systems safely and effectively to exchange and use exchanged information becomes increasingly important.  On September 6, 2017, the FDA issued guidance to assist industry in identifying specific considerations related to the ability of electronic medical devices to safely and effectively exchange and use exchanged information.  As a medical device manufacturer, we must manage risks including those associated with an electronic interface that is incorporated into a medical device.

There may be additional legislative or regulatory initiatives in the future impacting health care.

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

Our business involves a risk of product liability, intellectual property infringement and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of products.  Additionally, we own interests in companies that manufacture certain dental products.  As a result, we are subject to the potential risk of product liability, intellectual property infringement or other claims relating to the manufacture and distribution of products by those entities.  Additionally, as our private-label business continues to grow, purchasers of such products may increasingly seek recourse directly from us, rather than the ultimate product manufacturer, for product-related claims.  Another potential risk we face in the distribution of our products is liability resulting from counterfeit or tainted products infiltrating the supply chain.  In addition, some of the products that we transport and sell are considered hazardous materials.  The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability.  In addition, our reputation could be adversely affected by negative publicity surrounding such events regardless of whether or not claims against us are successful. We have various insurance policies, including product liability insurance, covering risks and in amounts that we consider adequate.  In many cases in which we have been sued in connection with products manufactured by others, the manufacturer of the product provides us with indemnification.  There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection.  A successful claim brought against us in excess of available insurance or not covered by indemnification agreements, or any claim that results in significant adverse publicity against us, could have a material adverse effect on our business and our reputation.

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

We rely on third parties for certain technologically advanced products.

Some of our products contain technologically advanced components, including software, that are developed by third parties.  We may not be able to replace the functions provided by these third-party components or products if they become obsolete, defective or incompatible with future versions of our products or with our services and solutions, or if they are not adequately maintained or updated.

In addition, third-party suppliers of software or other intellectual property assets could be unwilling to permit us to use their intellectual property and this could impede or disrupt use of their products or services by us and our customers.  Alternate sources for the technology currently provided by third parties to us may not be available to us in a timely manner, and may not provide us with the same functions as currently provided to us or may be more expensive than products we currently use or sell.

Further, the risk of intellectual property infringement claims against us may increase as we expand our business to include more technologically advanced products and continue to incorporate third party components, software and/or other intellectual property into the products we sell.  Also, individuals and firms have purchased intellectual property assets in order to assert claims of infringement against technology providers and customers that use such technology.  Any infringement action brought against us or our customers could be costly to defend or lead to an expensive settlement or judgment against us.

The risks described above could have a material adverse effect on our business, financial condition or operating results and our reputation.

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

In addition, our 2013 Stock Incentive Plan and 2015 Non-Employee Director Stock Incentive Plan provide for accelerated vesting of stock options upon a change in control.  These incentive plans also authorize the committee under the plans to provide for accelerated vesting of other types of equity awards in connection with a change in control at grant or thereafter, and certain other awards made under these incentive plans (such as restricted stock/unit awards) accelerate upon a change in control or upon certain termination events in connection with a change in control.  Further, certain agreements between us and our executive officers provide for increased severance payments and certain benefits if those executive officers are terminated without cause by us or if they terminate for good reason, in each case within two years after a change in control or within ninety days prior to the effective date of the change in control or after the first public announcement of the pendency of the change in control.

Tax legislation could materially adversely affect our financial results and tax liabilities.

We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions.  From time to time, various legislative initiatives may be proposed that could materially adversely affect our tax positions. There can be no assurance that our effective tax rate will not be materially adversely affected by legislation resulting from these initiatives.  On December 22, 2017, the President signed the Tax Cuts and Jobs Act into law, which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions.  We are still analyzing the complex new law to determine its impact.  In addition, tax laws and regulations are extremely complex and subject to varying interpretations.  Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

Item 1B.  Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2017 fiscal year.

ITEM 2.  Properties

We own or lease the following properties with more than 100,000 square feet:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters .................................................................................................................................................	Melville, NY	Lease	185,000	June 2020
Corporate Headquarters .................................................................................................................................................	Melville, NY	Own	105,000	N/A
Office and Distribution Center .........................................................................................................................................	Lyssach, Switzerland	Lease	147,000	June 2021
Office and Distribution Center .........................................................................................................................................	Plymouth, MA	Lease	223,000	December 2019
Office and Distribution Center .........................................................................................................................................	Tours, France	Own	166,000	N/A
Office and Distribution Center .........................................................................................................................................	Gillingham, United Kingdom	Lease/Own	165,000	June 2033
Office and Distribution Center .........................................................................................................................................	Fiumana-Predappio, Italy	Own	183,000	N/A
Office and Distribution Center .........................................................................................................................................	Eastern Creek, New South Wales, Australia	Lease	161,000	July 2030
Office and Distribution Center .........................................................................................................................................	Langeskov, Denmark	Lease	157,000	December 2022
Office and Distribution Center .........................................................................................................................................	Niagara on the Lake, Canada	Lease	128,000	September 2021
Office and Distribution Center .........................................................................................................................................	Bastian, VA	Own	108,000	N/A
Office and Distribution Center .........................................................................................................................................	West Allis, WI	Lease	106,000	October 2027
Office and Distribution Center .........................................................................................................................................	Cuijk, Netherlands	Lease	146,000	May 2022
Distribution Center ......................................................................................................................................................	Denver, PA	Lease	624,000	December 2021
Distribution Center ......................................................................................................................................................	Indianapolis, IN	Lease	380,000	March 2022
Distribution Center ......................................................................................................................................................	Sparks, NV	Lease	370,000	December 2021
Distribution Center ......................................................................................................................................................	Indianapolis, IN	Own	287,000	N/A
Distribution Center ......................................................................................................................................................	Grapevine, TX	Lease	242,000	July 2018
Distribution Center ......................................................................................................................................................	Gallin, Germany	Own	215,000	N/A
Distribution Center ......................................................................................................................................................	Jacksonville, FL	Lease	212,000	February 2019
Distribution Center ......................................................................................................................................................	Heppenheim, Germany	Lease	194,000	March 2030
Distribution Center ......................................................................................................................................................	Fort Worth, TX	Lease	120,000	May 2021

The properties listed in the table above are our principal properties primarily used by our health care distribution segment.  In addition, we lease numerous other distribution, office, showroom, manufacturing and sales space in locations including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act.  Archer alleges a conspiracy between Henry Schein, Inc., an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights.  On October 1, 2012, Henry Schein filed a motion for an order: (i) compelling Archer to arbitrate its claims against Henry Schein; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay.  On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration.  On June 10, 2013, Archer moved for reconsideration before the District Court judge.  On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay.  Defendants appealed the District Court’s order.  On December 21, 2017, the United States Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration.  On February 12, 2018, defendants filed an Application for Stay of Proceedings in the District Court in the Supreme Court of the United States, seeking to stay proceedings in the District Court pending a decision on defendants’ forthcoming petition for writ of certiorari.

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

On October 30, 2017, Archer filed a second amended complaint under seal, to add additional allegations that it believes support its claims.  The named parties and causes of action are the same as the August 1, 2017 amended complaint.  Trial is currently scheduled for May 2018.  We intend to defend ourselves vigorously against this action.

On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834.  Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental (“SourceOne”).  SourceOne had previously brought an antitrust lawsuit against the Company, Patterson and Benco which the Company settled in the second quarter of 2017 and which is described in the Company’s prior filings with the SEC.

IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne.  Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting.  Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On December 21, 2017, the District Court granted the defendants’ motion to dismiss.  On January 19, 2018, IQ Dental appealed the District Court’s order.  We intend to vigorously defend ourselves against this action.

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc.  The FTC alleges, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners.  The FTC alleges that defendants conspired in violation of Section 5 of the FTC Act.  The complaint seeks equitable relief only and does not seek monetary damages.  We deny the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups and intend to defend ourselves vigorously against this action. The Company believes this matter will not have a material adverse effect on our financial condition or results of operations.

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

As of December 30, 2017, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On August 16, 2017, we announced that our Board of Directors approved a two-for-one stock split of our common stock.  Each Henry Schein, Inc. stockholder of record at the close of business on September 1, 2017 received a distribution of one additional share for every share held. Trading began on a split-adjusted basis on September 15, 2017.  The effects of the stock split on share and per share amounts have been retroactively reflected for all periods presented in this form 10-K.

Our common stock is traded on the NASDAQ Global Select Market tier of the NASDAQ Stock Market, or NASDAQ, under the symbol HSIC.  On October 2, 2007, our common stock became a component of the NASDAQ-100 stock market index.  The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on NASDAQ for each quarterly period in fiscal 2017 and 2016:

	High	Low
Fiscal 2017:
1st Quarter ...................................................................................................................................................................	$88.25	$75.51
2nd Quarter ..................................................................................................................................................................	93.50	83.11
3rd Quarter ...................................................................................................................................................................	93.14	78.56
4th Quarter ...................................................................................................................................................................	84.88	65.28

Fiscal 2016:
1st Quarter ...................................................................................................................................................................	$85.12	$71.32
2nd Quarter ..................................................................................................................................................................	90.49	82.58
3rd Quarter ...................................................................................................................................................................	91.50	79.27
4th Quarter ...................................................................................................................................................................	82.24	73.12

On February 15, 2018, there were approximately 467 holders of record of our common stock and the last reported sales price was $68.38.

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

As of December 30, 2017, we had repurchased approximately $2.7 billion of common stock (55,670,990 shares) under these initiatives, with $200.0 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended December 30, 2017:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
10/01/17 through 11/04/17		$-		5,473,914
11/05/17 through 12/02/17	1,821,631	68.62	1,821,631	4,245,684
12/03/17 through 12/30/17	1,417,543	70.54	1,417,543	2,862,051
	3,239,174		3,239,174

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

Dividend Policy

We have not declared any cash or stock dividends on our common stock during fiscal years 2017 or 2016.  We currently do not anticipate declaring any cash or stock dividends on our common stock in the foreseeable future.  We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our share repurchase program.  Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 29, 2012, the last trading day before the beginning of our 2013 fiscal year, through the end of our 2017 fiscal year with the cumulative total return on $100 invested for the same period in the Dow Jones U.S. Health Care Index and the NASDAQ Stock Market Composite Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON DECEMBER 29, 2012
ASSUMES DIVIDENDS REINVESTED

	December 29,	December 28,	December 27,	December 26,	December 31,	December 30,
	2012	2013	2014	2015	2016	2017
Henry Schein, Inc. ................................................................................................................................................................	$100.00	$143.12	$171.81	$196.47	$189.74	$174.79

Dow Jones U.S. Health
Care Index .......................................................................................................................................................................	100.00	143.42	182.80	193.68	187.95	230.88

NASDAQ Stock Market
Composite Index ................................................................................................................................................................	100.00	142.22	166.42	176.82	190.97	247.56

ITEM 6.  Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 30, 2017, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto.  The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 30,	December 31,	December 26,	December 27,	December 28,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Income Statement Data:
Net sales ..................................................................................................................................................................................	$12,461,543	$11,571,668	$10,629,719	$10,371,390	$9,560,647
Gross profit ...............................................................................................................................................................................	3,399,103	3,226,473	3,006,954	2,910,820	2,655,247
Selling, general and administrative expenses (5)......................................................................................................................................	2,539,734	2,409,008	2,238,051	2,195,678	1,978,193
Restructuring costs (1) ..................................................................................................................................................................	-	45,891	34,931	-	-
Operating income ........................................................................................................................................................................	859,369	771,574	733,972	715,142	677,054
Other expense, net (2) ..................................................................................................................................................................	(36,521)	(15,739)	(13,214)	(5,830)	(12,360)
Income before taxes and equity in earnings
of affiliates ...........................................................................................................................................................................	822,848	755,835	720,758	709,312	664,694
Income taxes (3) .........................................................................................................................................................................	(362,506)	(217,958)	(211,391)	(215,610)	(190,891)
Equity in earnings of affiliates ..........................................................................................................................................................	16,587	18,518	14,060	11,734	10,194
Loss on sale of equity investment (4) .................................................................................................................................................	(17,636)	-	-	-	(12,535)
Net income ...............................................................................................................................................................................	459,293	556,395	523,427	505,436	471,462
Less: Net income attributable to
noncontrolling interests ..............................................................................................................................................................	(52,994)	(49,617)	(44,369)	(39,359)	(39,908)
Net income attributable to Henry Schein, Inc. ........................................................................................................................................	$406,299	$506,778	$479,058	$466,077	$431,554

Earnings per share attributable to
Henry Schein, Inc.: (6)

Basic ...................................................................................................................................................................................	$2.59	$3.14	$2.89	$2.77	$2.51
Diluted .................................................................................................................................................................................	2.57	3.10	2.85	2.72	2.46

Weighted-average common shares outstanding:
Basic ...................................................................................................................................................................................	156,787	161,641	165,687	168,531	171,852
Diluted .................................................................................................................................................................................	158,208	163,723	168,250	171,480	175,244

		Years ended
		December 30,	December 31,	December 26,	December 27,	December 28,
		2017	2016	2015	2014	2013
		(in thousands)

Net Sales by Market Data:
Health care distribution (7):
Dental .................................................................................................................................................................................	.......................................................................................................................................................................................................	$6,048,813	$5,555,299	$5,276,407	$5,381,215	$4,997,972
Animal health .........................................................................................................................................................................	.......................................................................................................................................................................................................	3,476,635	3,253,095	2,921,624	2,898,612	2,599,461
Medical ................................................................................................................................................................................	.......................................................................................................................................................................................................	2,497,994	2,337,661	2,072,915	1,742,685	1,643,167
Total health care distribution .....................................................................................................................................................	.......................................................................................................................................................................................................	12,023,442	11,146,055	10,270,946	10,022,512	9,240,600
Technology and value-added services (8) .............................................................................................................................................	.......................................................................................................................................................................................................	438,101	425,613	358,773	348,878	320,047
Total ................................................................................................................................................................................	.......................................................................................................................................................................................................	$12,461,543	$11,571,668	$10,629,719	$10,371,390	$9,560,647
		As of
		December 30,	December 31,	December 26,	December 27,	December 28,
		2017	2016	2015	2014	2013
		(in thousands)

Balance Sheet data:
Total assets ..............................................................................................................................................................................	.......................................................................................................................................................................................................	$7,811,235	$6,760,396	$6,534,740	$6,138,807	$5,624,636
Long-term debt .........................................................................................................................................................................	.......................................................................................................................................................................................................	907,756	715,457	463,752	542,776	450,233
Redeemable noncontrolling interests .................................................................................................................................................	.......................................................................................................................................................................................................	832,138	607,636	542,194	564,527	497,539
Stockholders' equity ....................................................................................................................................................................	.......................................................................................................................................................................................................	2,824,410	2,800,804	2,886,814	2,816,445	2,788,001

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

(3)

In 2017 there was an estimated one-time-charge of $140 million related to the transition tax on deemed repatriated foreign earnings and a one-time charge of $3.0 million for the revaluation of deferred taxes associated with U.S. tax reform legislation. In 2015, there was a $6.3 million income tax benefit related to a favorable response to a tax petition, which allowed us to conclude that it is was more likely than not that certain unrecognized tax benefits, which had been previously reserved, would be realized.  In 2013, there was a $13.4 million reduction of our valuation allowance related to certain deferred tax assets related to tax loss carryforwards originating outside the United States.

(4)	Represents a 2017 loss on divestiture of an equity ownership in E4D Technologies and a 2013 loss on divestiture of a noncontrolling interest in a dental wholesale distributor in the Middle East.
(5)	Includes a pre-tax charge of $5,325 related to a litigation settlement in 2017.
(6)

On August 16, 2017, we announced that our Board of Directors approved a two-for-one stock split of our common stock.  Each Henry Schein, Inc. stockholder of record at the close of business on September 1, 2017 received a distribution of one additional share for every share held. Trading began on a split-adjusted basis on September 15, 2017.  The effects of the stock split on share and per share amounts have been retroactively reflected for all periods presented in this Form 10-K.

(7)

Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(8)

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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive and consolidating market; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-party shippers; general global macro-economic conditions; risks associated with currency fluctuations; risks associated with political and economic uncertainty; disruptions in financial markets; volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our global operations; transitional challenges associated with acquisitions and joint ventures, including the failure to achieve anticipated synergies; financial risks associated with acquisitions and joint ventures; litigation risks; new or unanticipated litigation developments; the dependence on our continued product development, technical support and successful marketing in the technology segment; our dependence on third parties for certain technologically advanced components; increased competition by third party online commerce sites; risks from disruption to our information systems; cyberattacks or other privacy or data security breaches; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

We are headquartered in Melville, New York, employ more than 22,000 people (of which more than 11,400 are based outside the United States) and have operations or affiliates in 34 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

Industry Consolidation

The health care products distribution industry, as it relates to office-based health care practitioners, is fragmented and diverse.  This industry, which encompasses the dental, animal health and medical markets, was estimated to produce revenues of approximately $45 billion in 2017 in the global markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

According to the U.S. Census Bureau’s International Data Base, in 2017 there were more than six million Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care services.  By the year 2050, that number is projected to nearly triple to approximately 19 million.  The population aged 65 to 84 years is projected to increase over 50% during the same time period.

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

Health Care Reform

The United States Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010 (the “Health Care Reform Law”) increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  However, with respect to the medical device excise tax, a two-year moratorium was imposed under the Consolidated Appropriations Act, 2016, suspending the imposition of the tax on device sales during the period beginning January 1, 2016 and ending on December 31, 2017, and on January 22, 2018 an additional two-year moratorium was imposed under Public Law No. 115-120, suspending the imposition of the tax on device sales during the period beginning January 1, 2018 and ending on December 31, 2019.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  In addition, the President is seeking to repeal and replace the Health Care Reform Law.  Repeal and replace legislation has been passed in the House of Representatives, but did not obtain the necessary votes in the Senate.  Subsequently, the President has affirmed his intention to repeal and replace the Health Care Reform Law and has taken a number of administrative actions to materially weaken the Health Care Reform Law.  On December 22, 2017, the President signed the Tax Cuts and Jobs Act into law, which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions.  The tax reform law also repealed the individual mandate of the Health Care Reform Law.  The uncertain status of the Health Care Reform Law affects our ability to plan.

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

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, establishes a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners.  Under MACRA, eligible clinicians will be required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models (“APMs”).  MIPS generally will consolidate three current programs; the physician quality reporting system, the value-based payment modifier and the Medicare electronic health record (“EHR”) program, into a single program in which Medicare reimbursement to eligible clinicians will include both positive and negative payment adjustments that take into account quality, resource use, clinical practice improvement and meaningful use of certified EHR technology.  Advanced APMs generally involve higher levels of financial and technology risk.  A final rule was published in the Federal Register on November 4, 2016 and allows eligible Medicare clinicians to pick their pace of participation for the first performance period that began January 1, 2017.  The data collected in the first performance year will determine payment adjustments beginning January 1, 2019.  A final rule updating certain Quality Payment Program regulations was published on November 16, 2017, which became effective as of January 1, 2018.  MACRA represents a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations.  The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace.  MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base.  Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act, relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and, in accordance with a final rule published by the Department of Justice on February 3, 2017, which substantially increased the maximum and minimum civil penalties for False Claims Act violations, the amounts for civil penalties assessed after February 3, 2017, whose associated violations occurred after November 2, 2015, were increased from a minimum per-claim penalty of $10,781 to $10,957, and from a maximum per-claim penalty of $21,563 to $21,916.  Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

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

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increases privacy rights for individuals in Europe, extends the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe (“Data Subjects”) or monitoring the behavior of such individuals (including by companies based outside of Europe).  Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues.  Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data.  Among other things, the GDPR requires with respect to data concerning Data Subjects, company accountability, consents from Data Subjects or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data.  While we expect to have substantially compliant programs and controls in place to comply with the GDPR requirements, our compliance with the new regulation is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

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

Additionally, as electronic medical devices are increasingly connected to each other and to other technology, the ability of these connected systems safely and effectively to exchange and use exchanged information becomes increasingly important.  On September 6, 2017, the FDA issued guidance to assist industry in identifying specific considerations related to the ability of electronic medical devices to safely and effectively exchange and use exchanged information.  As a medical device manufacturer, we must manage risks including those associated with an electronic interface that is incorporated into a medical device.

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

Results of Operations

The following tables summarize the significant components of our operating results and cash flows for each of the three years ended December 30, 2017, December 31, 2016 and December 26, 2015 (in thousands):

	Years Ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Operating results:
Net sales .............................................................................................................................................................................	$12,461,543	$11,571,668	$10,629,719
Cost of sales ........................................................................................................................................................................	9,062,440	8,345,195	7,622,765
Gross profit ......................................................................................................................................................................	3,399,103	3,226,473	3,006,954
Operating expenses:
Selling, general and administrative ........................................................................................................................................	2,539,734	2,409,008	2,238,051
Restructuring costs ...........................................................................................................................................................	-	45,891	34,931
Operating income ..........................................................................................................................................................	$859,369	$771,574	$733,972

Other expense, net .................................................................................................................................................................	$(36,521)	$(15,739)	$(13,214)
Net income ...........................................................................................................................................................................	459,293	556,395	523,427
Net income attributable to Henry Schein, Inc. ..............................................................................................................................	406,299	506,778	479,058
	Years Ended
	December 30,	December 31,	December 26,
	2017	2016	2015

Cash flows:
Net cash provided by operating activities ...................................................................................................................................	$545,515	$642,576	$615,500
Net cash used in investing activities .........................................................................................................................................	(342,276)	(316,422)	(260,031)
Net cash used in financing activities .........................................................................................................................................	(112,551)	(327,344)	(348,030)

Plans of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative originally planned for the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  We subsequently announced our plan to extend these restructuring activities through the end of 2016 to further implement cost-savings initiatives, which ultimately resulted in the elimination of approximately 900 positions, representing slightly more than 4% of our workforce.  The total costs associated with the actions for this restructuring included $34.9 million pre-tax, which was recorded in fiscal 2015, and $45.9 million pre-tax, which was recorded in fiscal 2016.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

As of December 31, 2016 our restructuring activities are complete and we did not incur any additional restructuring charges in fiscal 2017.

2017 Compared to 2016

Net Sales

Net sales for 2017 and 2016 were as follows (in thousands):

			% of		% of	Increase
		2017	Total	2016	Total	$	%
Health care distribution (1):
	Dental ..........................................................................................................................................................................................	$6,048,813	48.5%	$5,555,299	48.0%	$493,514	8.9%
	Animal health .................................................................................................................................................................................	3,476,635	27.9	3,253,095	28.1	223,540	6.9
	Medical ........................................................................................................................................................................................	2,497,994	20.1	2,337,661	20.2	160,333	6.9
	Total health care distribution ............................................................................................................................................................	12,023,442	96.5	11,146,055	96.3	877,387	7.9
Technology and value-added services (2)......................................................................................................................................................		438,101	3.5	425,613	3.7	12,488	2.9
	Total ........................................................................................................................................................................................	$12,461,543	100.0%	$11,571,668	100.0%	$889,875	7.7

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

The fiscal year ended December 30, 2017 consisted of 52 weeks as compared to the fiscal year ended December 31, 2016, which consisted of 53 weeks.

The $889.9 million, or 7.7%, increase in net sales for the year ended December 30, 2017 includes an increase of 7.2% local currency growth (5.1% increase in internally generated revenue, 1.5% decrease due to the impact from the extra week in 2016 and 3.6% growth from acquisitions) as well as an increase of 0.5% related to foreign currency exchange.

The $493.5 million, or 8.9%, increase in dental net sales for the year ended December 30, 2017 includes an increase of 7.9% in local currencies (3.0% increase in internally generated revenue, 1.4% decrease due to the impact from the extra week in 2016 and 6.3% growth from acquisitions) as well as an increase of 1.0% related to foreign currency exchange.  The 7.9% increase in local currency sales was due to increases in dental equipment sales and service revenues of 4.5% (6.5% increase in internally generated revenue, 2.4% decrease due to the impact from the extra week in 2016 and 0.4% growth from acquisitions) and dental consumable merchandise sales growth of 9.0% (1.9% increase in internally generated revenue, 1.1% decrease due to the impact from the extra week in 2016 and 8.2% growth from acquisitions).

The $223.6 million, or 6.9%, increase in animal health net sales for the year ended December 30, 2017 includes an increase of 6.9% local currency growth (6.3% increase in internally generated revenue, 1.3% decrease due to the impact from the extra week in 2016 and 1.9% growth from acquisitions).  The growth in internally generated animal health revenue is affected by the revenue for certain products being recognized on a gross basis in 2017 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 6.0%.

The $160.3 million, or 6.9%, increase in medical net sales for the year ended December 30, 2017 includes an increase of 6.8% local currency growth (8.4% increase in internally generated revenue and 1.6% decrease due to the impact from the extra week in 2016) as well as an increase of 0.1% related to foreign currency exchange.

The $12.5 million, or 2.9%, increase in technology and value-added services net sales for the year ended December 30, 2017 includes an increase of 3.2% local currency growth (3.5% increase in internally generated revenue, 0.8% decrease due to the impact from the extra week in 2016 and 0.5% growth from acquisitions) partially offset by a decrease of 0.3% related to foreign currency exchange.

Gross Profit

Gross profit and gross margins for 2017 and 2016 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2017	Margin %	2016	Margin %	$	%
Health care distribution .......................................................................................................................................................................	$3,112,436	25.9%	$2,953,136	26.5%	$159,300	5.4%
Technology and value-added services ......................................................................................................................................................	286,667	65.4	273,337	64.2	13,330	4.9
Total ........................................................................................................................................................................................	$3,399,103	27.3	$3,226,473	27.9	$172,630	5.4

Gross profit increased $172.6 million, or 5.4%, for the year ended December 30, 2017 compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $159.3 million, or 5.4%, for the year ended December 30, 2017 compared to the prior year period.  Health care distribution gross profit margin decreased to 25.9% for the year ended December 30, 2017 from 26.5% for the comparable prior year period.  The overall increase in our health care distribution gross profit is attributable to a $104.0 million gross profit increase from growth in internally generated revenue and $125.3 million is attributable to acquisitions.  These increases were partially offset by a $70.0 million decline in gross profit due to the decrease in the gross margin rates.

Technology and value-added services gross profit increased $13.3 million, or 4.9%, for the year ended December 30, 2017 compared to the prior year period.  Technology and value-added services gross profit margin increased to 65.4% for the year ended December 30, 2017 from 64.2% for the comparable prior year period.  Acquisitions accounted for $2.0 million of our gross profit increase within our technology and value-added services segment for the year ended December 30, 2017 compared to the prior year period. The remaining increase of $11.3 million in our technology and value-added services segment gross profit was primarily attributable to growth in internally generated revenue and the increase in gross margin rates.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2017 and 2016 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2017	Net Sales	2016	Net Sales	$	%
Health care distribution ......................................................................................................................................................................	$2,383,916	19.8%	$2,256,948	20.2%	$126,968	5.6%
Technology and value-added services ......................................................................................................................................................	155,818	35.6	152,060	35.7	3,758	2.5
Total .......................................................................................................................................................................................	$2,539,734	20.4	$2,409,008	20.8	$130,726	5.4

Selling, general and administrative expenses increased $130.7 million, or 5.4%, for the year ended December 30, 2017 from the comparable prior year period.  The $127.0 million increase in selling, general and administrative expenses within our health care distribution segment for the year ended December 30, 2017 as compared to the prior year period was attributable to $107.3 million of additional costs from acquired companies, and $19.7 million of additional operating costs.  The $3.7 million increase in selling, general and administrative expenses within our technology and value-added services segment for the year ended December 30, 2017 as compared to the prior year period was attributable to $2.1 million of additional costs from acquired companies and $1.6 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 20.4% from 20.8% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $82.2 million, or 5.6%, for the year ended December 30, 2017 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 12.5% from 12.8% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $48.5 million, or 5.2%, for the year ended December 30, 2017 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 7.8% from 8.0% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2017 and 2016 was as follows (in thousands):

			Variance
	2017	2016	$	%
Interest income .......................................................................................................................................................................	$17,553	$13,275	$4,278	32.2%
Interest expense ......................................................................................................................................................................	(53,654)	(31,893)	(21,761)	(68.2)
Other, net .............................................................................................................................................................................	(420)	2,879	(3,299)	(114.6)
Other expense, net ............................................................................................................................................................	$(36,521)	$(15,739)	$(20,782)	(132.0)

Other expense, net increased $20.8 million to $36.5 million for the year ended December 30, 2017 from the comparable prior year period.  Interest income increased $4.3 million primarily due to increased investment and late fee income.  Interest expense increased $21.8 million primarily due to increased borrowings and higher interest rates under our bank credit lines and interest expense related to a financing arrangement entered into during the first quarter of 2017 in Brazil.  Other, net decreased by $3.3 million due primarily to investment proceeds received in the first quarter of 2016.

Income Taxes

For the year ended December 30, 2017, our effective tax rate was 44.1% compared to 28.8% for the prior year period.  Our effective tax rate in 2017 was primarily higher due to the Tax Cuts and Jobs Act (“the Tax Act”).  Our effective tax rate was favorably impacted in 2017 by the adoption of Accounting Standards Update (“ASU”) 2016-09, Accounting for Stock Compensation, as well as savings from implementation of tax planning initiatives and higher income from lower tax jurisdictions.   During the second quarter of 2016, the effective tax rate was affected by a federal tax audit settlement, which reduced our income tax expense by approximately $4.5 million.  For 2018, we expect our effective tax rate to be in the range of 24%.

On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act is comprehensive tax legislation that implements complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21%, modification of accelerated depreciation, the repeal of the domestic manufacturing deduction and changes to the limitations of the deductibility of interest.  Additionally, the Tax Act moves from a global tax regime to a modified territorial regime, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S.  The transition tax is payable over eight years.

Due to the complexities of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allows the company to record a provisional amount for any income tax effects of the Tax Act in accordance with ASC 740, to the extent that a reasonable estimate can be made.  SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

We have recorded provisional amounts for any items that could be reasonably estimated at this time.  This includes the one-time transition tax that we have estimated to be $140.0 million.  Within our consolidated balance sheets, $27.4 million is included in “Accrued taxes” and $112.6 million is included in “Other liabilities”.  The U.S.

deferred tax assets and liabilities were revalued due to the lower enacted federal income tax rate, of 21%, that was effective January 1, 2018.  The Company accrued a net deferred tax expense of $3.0 million attributable to the revaluation.  In the aggregate, for the quarter ended December 30, 2017, these Tax Act modifications resulted in a one-time tax expense of approximately $143.0 million.  Absent the effects of the transition tax and the revaluation of deferred tax assets and liabilities, our effective tax rate for the year ended December 30, 2017 would have been 26.7% as compared to our actual effective tax rate of 44.1%.

The Tax Act also includes provisions to tax global intangible low-taxed income (“GILTI”) and a base erosion and anti-abuse tax (“BEAT”) that imposes tax on certain foreign related-party payments.  The Company is subject to the GILTI and BEAT provisions which are effective January 1, 2018.  The Company is in the process of assessing the effects of these provisions for 2018.

The ultimate impacts of the Tax Act may differ from the estimate above, possibly materially, due to additional guidance from the U.S. Department of Treasury, updates or changes in our assumptions, revision of accounting standards for income taxes or related interpretations and future information that may become available.  We currently anticipate finalizing and recording any resulting adjustments by the quarter ended September 29, 2018.  If the information necessary to finalize and record the related tax impacts are available prior to the quarter ended September 29, 2018, we will book these impacts accordingly.

Net Income

Net income decreased $97.1 million, or 17.5%, for the year ended December 30, 2017, compared to the prior year period due to the factors noted above.

2016 Compared to 2015

Net Sales

Net sales for 2016 and 2015 were as follows (in thousands):

			% of		% of	Increase
		2016	Total	2015	Total	$	%
Health care distribution (1):
	Dental ..........................................................................................................................................................................................	$5,555,299	48.0%	$5,276,407	49.6%	$278,892	5.3%
	Animal health .................................................................................................................................................................................	3,253,095	28.1	2,921,624	27.5	331,471	11.3
	Medical ........................................................................................................................................................................................	2,337,661	20.2	2,072,915	19.5	264,746	12.8
	Total health care distribution ..............................................................................................................................................................	11,146,055	96.3	10,270,946	96.6	875,109	8.5
Technology and value-added services (2) ......................................................................................................................................................		425,613	3.7	358,773	3.4	66,840	18.6
	Total ........................................................................................................................................................................................	$11,571,668	100.0%	$10,629,719	100.0%	$941,949	8.9

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

The $264.7 million, or 12.8%, increase in medical net sales for the year ended December 31, 2016 includes an increase of 12.8% local currency growth (11.1% increase in internally generated revenue and 1.7% impact from extra week).  The growth in internally generated medical revenue is affected by certain sales being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 7.9%

The $66.8 million, or 18.6%, increase in technology and value-added services net sales for the year ended December 31, 2016 includes an increase of 20.0% local currency growth (7.9% increase in internally generated revenue, 0.9% impact from extra week and 11.2% growth from acquisitions) partially offset by a decrease of 1.4% related to foreign currency exchange.

Gross Profit

Gross profit and gross margins for 2016 and 2015 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2016	Margin %	2015	Margin %	$	%
Health care distribution .......................................................................................................................................................................	$2,953,136	26.5%	$2,768,627	27.0%	$184,509	6.7%
Technology and value-added services ......................................................................................................................................................	273,337	64.2	238,327	66.4	35,010	14.7
Total ........................................................................................................................................................................................	$3,226,473	27.9	$3,006,954	28.3	$219,519	7.3

Gross profit increased $219.5 million, or 7.3%, for the year ended December 31, 2016 compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Technology and value-added services gross profit increased $35.0 million, or 14.7%, for the year ended December 31, 2016 compared to the prior year period.  Technology and value-added services gross profit margin decreased to 64.2% for the year ended December 31, 2016 from 66.4% for the comparable prior year period.  Acquisitions accounted for $18.5 million of our gross profit increase within our technology and value-added services segment for the year ended December 31, 2016 compared to the prior year period. The remaining increase of $16.5 million in our technology and value-added services segment gross profit was primarily attributable to growth in internally generated revenue.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2016 and 2015 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2016	Net Sales	2015	Net Sales	$	%
Health care distribution .......................................................................................................................................................................	$2,256,948	20.2%	$2,108,164	20.5%	$148,784	7.1%
Technology and value-added services ......................................................................................................................................................	152,060	35.7	129,887	36.2	22,173	17.1
Total ........................................................................................................................................................................................	$2,409,008	20.8	$2,238,051	21.1	$170,957	7.6

Selling, general and administrative expenses increased $171.0 million, or 7.6%, for the year ended December 31, 2016 from the comparable prior year period.  The $148.8 million increase in selling, general and administrative expenses within our health care distribution segment for the year ended December 31, 2016 as compared to the prior year period was attributable to $57.6 million of additional costs from acquired companies, and $91.2 million of additional operating costs.  The $22.2 million increase in selling, general and administrative expenses within our technology and value-added services segment for the year ended December 31, 2016 as compared to the prior year period was attributable to $15.3 million of additional costs from acquired companies and $6.9 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 20.8% from 21.1% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $104.3 million, or 7.6%, for the year ended December 31, 2016 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 12.8% from 13.0% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $66.7 million, or 7.7%, for the year ended December 31, 2016 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 8.0% from 8.1% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2016 and 2015 was as follows (in thousands):

			Variance
	2016	2015	$	%
Interest income .......................................................................................................................................................................	$13,275	$12,935	$340	2.6%
Interest expense ......................................................................................................................................................................	(31,893)	(26,008)	(5,885)	(22.6)
Other, net .............................................................................................................................................................................	2,879	(141)	3,020	(2,141.8)
Other expense, net ............................................................................................................................................................	$(15,739)	$(13,214)	$(2,525)	(19.1)

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

Liquidity and Capital Resources

Our principal capital requirements include funding of acquisitions, purchases of additional noncontrolling interests, repayments of debt principal, the funding of working capital needs, purchases of fixed assets and repurchases of common stock.  Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables.  Historically, sales have tended to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities have been most prevalent just before the end of the year, and have caused our working capital requirements to be higher from the end of the third quarter to the end of the first quarter of the following year.

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

Net cash provided by operating activities was $545.5 million for the year ended December 30, 2017, compared to $642.6 million for the prior year.  The net change of $97.1 million was primarily attributable to working capital requirements.

Net cash used in investing activities was $342.3 million for the year ended December 30, 2017, compared to $316.4 million for the prior year.  The net change of $25.9 million was primarily due to increased payments for equity investments and business acquisitions, partially offset by proceeds of sales of equity investments.

Net cash used in financing activities was $112.6 million for the year ended December 30, 2017, compared to $327.3 million for the prior year.  The net change of $214.7 million was primarily due to increased net borrowings from debt, decreased repurchases of common stock and decreased acquisitions of noncontrolling interests in subsidiaries.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 30,	December 31,
	2017	2016
Cash and cash equivalents ............................................................................................................................................................	$174,658	$62,381
Working capital ..........................................................................................................................................................................	1,257,045	1,022,134

Debt:
Bank credit lines ......................................................................................................................................................................	$741,653	$437,476
Current maturities of long-term debt ............................................................................................................................................	16,659	65,923
Long-term debt .......................................................................................................................................................................	907,756	715,457
Total debt ..........................................................................................................................................................................	$1,666,068	$1,218,856

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations decreased to 41.2 days as of December 30, 2017 from 41.3 days as of December 31, 2016.  During the years ended December 30, 2017 and December 31, 2016, we wrote off approximately $6.7 million and $6.2 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.   Our inventory turns from operations were 5.3 as of December 30, 2017 and  5.5 as of December 31, 2016.  Our working capital accounts may be impacted by current and future economic conditions.

Contractual obligations

The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming a weighted average interest rate of 2.7%), as well as inventory purchase commitments and operating and capital lease obligations as of December 30, 2017:

	Payments due by period (in thousands)
	< 1 year	2 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Long-term debt, including interest .................................................................................................................................................	$42,750	$513,207	$163,687	$345,618	$1,065,262
Inventory purchase commitments ..................................................................................................................................................	232,479	507,324	242,394	-	982,197
Operating lease obligations ..........................................................................................................................................................	94,038	131,461	68,446	64,674	358,619
Transition tax obligations ............................................................................................................................................................	27,400	21,400	30,900	60,300	140,000
Capital lease obligations, including interest .....................................................................................................................................	1,678	1,426	628	1,799	5,531

Total .......................................................................................................................................................................................	$398,345	$1,174,818	$506,055	$472,391	$2,551,609

Bank Credit Lines

On April 18, 2017, we entered into a new $750 million revolving credit agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.   The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.   As of December 30, 2017 and December 31, 2016, the borrowings outstanding on this revolving credit facility and the prior credit facility were $320.0 million and $65.0 million, respectively.  As of December 30, 2017 and December 31, 2016, there were $11.3 million and $13.0 million of letters of credit, respectively, provided to third parties under this credit facility and the prior credit facility.

As of December 30, 2017 and December 31, 2016, we had various other short-term bank credit lines available, of which $421.7 million and $372.5 million, respectively, were outstanding.  At December 30, 2017 and December 31, 2016, borrowings under all of our credit lines had a weighted average interest rate of 2.27% and 1.61%, respectively.

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

The components of our private placement facility borrowings as of December 30, 2017 are presented in the following table (in thousands):

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	35,714	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
Less: Deferred debt issuance costs	(419)
	$535,295

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  On July 6, 2017, we extended the expiration date of this facility agreement to April 29, 2020.  The borrowings outstanding under this securitization facility were $350.0 million and $350.0 million as of December 30, 2017 and December 31, 2016, respectively.  At December 30, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 153 basis points plus 75 basis points, for a combined rate of 2.28%.  At December 31, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 101 basis points plus 75 basis points, for a combined rate of 1.76%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	December 30,	December 31,
	2017	2016
Private placement facilities ...........................................................................................................................................................	$535,295	$342,857
U.S. trade accounts receivable securitization ....................................................................................................................................	350,000	350,000
Note payable to bank at a weighted average interest rate of 21.37%
at December 31, 2016...........................................................................................................................................................	-	47,957
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2022 at interest rates
ranging from 2.56% to 12.90% at December 30, 2017 and
ranging from 2.56% to 12.90% at December 31, 2016...................................................................................................................	34,027	35,150
Capital lease obligations (see Note 17) ............................................................................................................................................	5,093	5,416
Total .......................................................................................................................................................................................	924,415	781,380
Less current maturities ................................................................................................................................................................	(16,659)	(65,923)
Total long-term debt ...........................................................................................................................................................	$907,756	$715,457

Stock repurchases

From June 21, 2004 through December 30, 2017, we repurchased approximately $2.7 billion, or 55,670,990 shares, under our common stock repurchase programs, with $200.0 million available as of December 30, 2017 for future common stock share repurchases.

Redeemable noncontrolling interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 30, 2017, December 31, 2016 and December 26, 2015 are presented in the following table:

	December 30,	December 31,	December 26,
	2017	2016	2015
Balance, beginning of period ...................................................................................................................................................	$607,636	$542,194	$564,527
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(48,669)	(72,729)	(82,563)
Increase in redeemable noncontrolling interests due to
business acquisitions.........................................................................................................................................................	78,939	58,172	18,936
Net income attributable to redeemable noncontrolling interests ......................................................................................................	52,203	48,760	43,588
Dividends declared ...............................................................................................................................................................	(28,161)	(32,973)	(32,706)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests .....................................................................................................................................	7,461	(2,652)	(4,790)
Change in fair value of redeemable securities .............................................................................................................................	162,729	66,864	35,202
Balance, end of period ...........................................................................................................................................................	$832,138	$607,636	$542,194

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

Unrecognized tax benefits

As more fully disclosed in Note 12 of “Notes to Consolidated Financial Statements,” we cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued interest, of $105.2 million as of December 30, 2017.

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

We believe that the following critical accounting policies, which have been discussed with the Audit Committee of the Board of Directors, affect the significant estimates and judgments used in the preparation of our financial statements:

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

For the years ended December 30, 2017 and December 31, 2016, and December 26, 2015 we tested goodwill for impairment using a quantitative analysis consisting of a two-step approach.  The first step of our quantitative analysis consists of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology.  If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit.  The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

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

For the years ended December 30, 2017, December 31, 2016 and December 26, 2015, the results of our goodwill and intangible impairment analysis did not result in any impairments.

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

The Plans provide for adjustments to the performance-based restricted stock/units targets for significant events, including, without limitation, acquisitions, divestitures, new business ventures, certain capital transactions (including share repurchases), restructuring costs, if any, changes in accounting principles or in applicable laws or regulations, foreign exchange fluctuations, certain litigation related costs, and material changes in income tax rates.  Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon our estimation of achieving such performance targets.  The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics as defined under the Plans.

Although we believe our judgments, estimates and/or assumptions related to stock-based compensation are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect our financial results.

Accounting Pronouncements Adopted

In March 2016, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2016-09, “Stock Compensation” (Topic 718) (“ASU 2016-09”).  ASU 2016-09 contains amended guidance for share-based payment accounting.  We adopted the provisions of this standard during the first quarter of 2017.

Under ASU 2016-09, all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes are included as a component of income tax expense as of January 1, 2017.  Prior to the implementation of ASU 2016-09, excess tax benefits were recorded as a component of Additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits or in the income statement if there were no accumulated excess tax benefits.  The adoption of ASU 2016-09 reduced income tax expense by approximately $19.6 million for the year ended December 30, 2017.

The ASU clarifies the classification of certain share based payment activities within the statements of cash flows.  We have elected to prospectively present the amount of excess tax benefits related to stock compensation as a component of cash flows from operating activities.  Additionally, all cash payments made to taxing authorities on an employees’ behalf when directly withholding shares for tax-withholding purposes, which were previously included as cash flows from operating activities, are now presented retrospectively as cash flows from financing activities within the statement of cash flows.

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

When effective, ASU 2014-09 will require us to use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures to describe the nature, amount, timing and uncertainty of revenue, certain costs and cash flows arising from our contracts with customers).

We have finalized our review of our various revenue streams within our two reportable segments: (i) health care distribution and (ii) technology and value-added services.  We have gathered data and quantified the amount of sales by type of revenue stream and categorized the types of sales for our business units for the purpose of comparing how we currently recognize revenue to the new standard in order to quantify the impact of this ASU.  We generally anticipate having substantially similar performance obligations under the new guidance as compared with deliverables and units of account currently being recognized.

 We do not anticipate any material changes to the timing or amount of revenues recognized for our health care distribution or our technology and value-added services reportable segments.

 Due to the variety of our product offerings in our technology and value-added segment, the actual revenue recognition treatment required under the new standard will depend on contract-specific terms. There will be some impact on timing of revenue recognition, which will include the following:

•         We currently defer license revenue in cases where we do not have VSOE of the fair value of an element in the arrangement that has not been delivered yet such as customer support.  Under Accounting Standards Codification (“ASC”) 606, the concept of VSOE is eliminated and there are no cases where revenue is deferred due to a lack of standalone selling price.  As such, we will recognize certain revenue related to the software license earlier than current practice.

•         Certain upfront fees related to service arrangements are currently deferred and recognized over the estimated customer life.  Under ASC 606, the period over which we will recognize these fees will be reduced.

•         Revenue related to term licenses is currently recognized over the license term.  Under ASC 606, the license will be recognized upon delivery or license renewal.

•         We currently expense contract acquisition costs.  The new requirement to defer incremental contract acquisition costs and recognize them over the term of the initial contract and anticipated renewal contracts to which the costs relate will require us to capitalize additional costs.  We will utilize the practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less which will typically result in expensing commissions on all products or services except our software support contracts.

In these cases, we generally will recognize revenue related to technology and value-added contracts earlier than current practice, while certain contract acquisition costs will be recognized later than current practice.  However, we do not believe the impact will be material to each of our segments or to our consolidated financial statements.

As of December 31, 2017, we expect to adopt the standard on a modified retrospective basis and recognize an immaterial adjustment to retained earnings reflecting the cumulative impact for the above described accounting changes.

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

Foreign Currency Agreements

The value of certain foreign currencies as compared to the U.S. dollar and the value of certain underlying functional currencies of the Company, including its foreign subsidiaries, may affect our financial results.   Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars.  Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings.  We purchase short-term (i.e., 18 months or less) foreign currency forward contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to foreign suppliers.  We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure.  A hypothetical 5% change in the average value of the U.S. dollar in 2017 compared to foreign currencies would have changed our 2017 reported Net income attributable to Henry Schein, Inc. by approximately $7.3 million.

As of December 30, 2017, we had forward foreign currency exchange agreements, which expire through June 27, 2018, which include a mark-to-market loss of $1.0 million as determined by quoted market prices.  As of December 30, 2017, Henry Schein, Inc. had Euro to Brazilian Real (BRL) cross currency swap contracts notionally totaling an amount of €78 million, with a reported fair value of these contracts as a net asset of $10.7 million.  A 5% increase in the value of the Euro to the BRL from December 30, 2017, with all other variables held constant, would have had a favorable effect on the fair value of these swap contracts by increasing the value of these instruments by $4.8 million.

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

Variable Interest Rate Debt

As of December 30, 2017, we had variable interest rate exposure for certain of our revolving credit facilities and our U.S. trade accounts receivable securitization.

Our revolving credit facility which we entered into on April 18, 2017 and expires in April 2022, has an interest rate that is based on the U.S. Dollar LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  As of December 30, 2017, there was $320.0 million outstanding under this revolving credit facility.  During the year ended December 30, 2017, the average outstanding balance under this revolving credit facility was approximately $324.6 million.  Based upon our average outstanding balance for this revolving credit facility, for each hypothetical increase of 25 basis points, our interest expense thereunder would have increased by $0.8 million.

Our U.S trade accounts receivable securitization, which we entered into on April 17, 2013 and which expires on April 29, 2020, has an interest rate that is based upon the asset-backed commercial paper rate of 153 basis points plus 75 basis points.  As of December 30, 2017, we had an outstanding balance of $350.0 million under this securitization facility.  During the year ended December 30, 2017, the average outstanding balance under this securitization facility was approximately $349.6 million.  Based upon our average outstanding balance for this securitization facility, for each hypothetical increase of 25 basis points, our interest expense thereunder would have increased by $0.9 million.

ITEM 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
Page

Report of Independent Registered Public Accounting Firm....................................................................................................	78

Consolidated Financial Statements:

Balance Sheets as of December 30, 2017 and December 31, 2016........................................................................................	79

Statements of Income for the years ended December 30, 2017,
December 31, 2016 and December 26, 2015...........................................................................................................	80

Statements of Comprehensive Income for the years ended December 30, 2017,
December 31, 2016 and December 26, 2015...........................................................................................................	81

Statements of Changes in Stockholders’ Equity for the years ended
December 30, 2017, December 31, 2016 and December 26, 2015.................................................................................	82

Statements of Cash Flows for the years ended December 30, 2017,
December 31, 2016 and December 26, 2015...........................................................................................................	83

Notes to Consolidated Financial Statements.................................................................................................................	84
Note 1 - Significant Accounting Policies..............................................................................................................	84
Note 2 - Property and Equipment, Net .................................................................................................................	92
Note 3 - Goodwill and Other Intangibles, Net ........................................................................................................	93
Note 4 - Investments and Other .........................................................................................................................	94
Note 5 - Debt..................................................................................................................................................	94
Note 6 - Redeemable Noncontrolling Interests.......................................................................................................	97
Note 7 - Comprehensive Income ........................................................................................................................	98
Note 8 - Fair Value Measurements.......................................................................................................................	100
Note 9 - Business Acquisitions and Divestiture....................................................................................................	102
Note 10 - Plans of Restructuring.........................................................................................................................	104
Note 11 - Earnings Per Share..............................................................................................................................	105
Note 12 - Income Taxes.....................................................................................................................................	105
Note 13 - Concentrations of Risk .......................................................................................................................	109
Note 14 - Derivatives and Hedging Activities........................................................................................................	110
Note 15 - Segment and Geographic Data...............................................................................................................	111
Note 16 - Employee Benefit Plans........................................................................................................................	113
Note 17 - Commitments and Contingencies...........................................................................................................	117
Note 18 - Quarterly Information (Unaudited).........................................................................................................	121
Note 19 - Supplemental Cash Flow Information......................................................................................................	123

Schedule II - Valuation and Qualifying Accounts for the years ended December 30, 2017,
December 31, 2016 and December 26, 2015....................................................................................................................	138
All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Henry Schein, Inc.

Melville, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. (the “Company”) and subsidiaries as of December 30, 2017 and December 31, 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and schedule presented in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 30, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017,  in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 1984.

New York, NY

February 21, 2018

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents ..............................................................................................................................................................	$174,658	$62,381
Accounts receivable, net of reserves of $106,592 and $90,329 .................................................................................................................	1,470,047	1,254,139
Inventories, net .............................................................................................................................................................................	1,933,803	1,665,750
Prepaid expenses and other .............................................................................................................................................................	454,752	360,510
Total current assets ...............................................................................................................................................................	4,033,260	3,342,780
Property and equipment, net ................................................................................................................................................................	375,001	333,906
Goodwill ..........................................................................................................................................................................................	2,301,331	2,019,740
Other intangibles, net .........................................................................................................................................................................	669,641	621,180
Investments and other ........................................................................................................................................................................	432,002	442,790
Total assets ..........................................................................................................................................................................	$7,811,235	$6,760,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .........................................................................................................................................................................	$1,153,012	$1,007,249
Bank credit lines ............................................................................................................................................................................	741,653	437,476
Current maturities of long-term debt ..................................................................................................................................................	16,659	65,923
Accrued expenses:
Payroll and related .....................................................................................................................................................................	272,998	266,463
Taxes ......................................................................................................................................................................................	188,873	151,750
Other ......................................................................................................................................................................................	403,020	391,785
Total current liabilities ............................................................................................................................................................	2,776,215	2,320,646
Long-term debt, net ............................................................................................................................................................................	907,756	715,457
Deferred income taxes .........................................................................................................................................................................	50,431	51,589
Other liabilities ..................................................................................................................................................................................	420,285	264,264
Total liabilities ......................................................................................................................................................................	4,154,687	3,351,956

Redeemable noncontrolling interests .....................................................................................................................................................	832,138	607,636
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding ......................................................................................................................................................................	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
153,690,146 outstanding on December 30, 2017 and
158,805,010 outstanding on December 31, 2016 ................................................................................................................................	1,537	1,588
Additional paid-in capital ................................................................................................................................................................	-	126,742
Retained earnings ..........................................................................................................................................................................	2,940,029	2,981,777
Accumulated other comprehensive loss .............................................................................................................................................	(130,067)	(317,041)
Total Henry Schein, Inc. stockholders' equity ..................................................................................................................................	2,811,499	2,793,066
Noncontrolling interests .................................................................................................................................................................	12,911	7,738
Total stockholders' equity .......................................................................................................................................................	2,824,410	2,800,804
Total liabilities, redeemable noncontrolling interests and stockholders' equity ........................................................................................	$7,811,235	$6,760,396

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended
	December 30,	December 31,	December 26,
	2017	2016	2015

Net sales ......................................................................................................................................................................................	$12,461,543	$11,571,668	$10,629,719
Cost of sales .................................................................................................................................................................................	9,062,440	8,345,195	7,622,765
Gross profit .........................................................................................................................................................................	3,399,103	3,226,473	3,006,954
Operating expenses:
Selling, general and administrative .................................................................................................................................................	2,539,734	2,409,008	2,238,051
Restructuring costs ....................................................................................................................................................................	-	45,891	34,931
Operating income ..................................................................................................................................................................	859,369	771,574	733,972
Other income (expense):
Interest income ..........................................................................................................................................................................	17,553	13,275	12,935
Interest expense ........................................................................................................................................................................	(53,654)	(31,893)	(26,008)
Other, net .................................................................................................................................................................................	(420)	2,879	(141)
Income before taxes and equity in earnings of affiliates .................................................................................................................	822,848	755,835	720,758
Income taxes .................................................................................................................................................................................	(362,506)	(217,958)	(211,391)
Equity in earnings of affiliates ...........................................................................................................................................................	16,587	18,518	14,060
Loss on sale of equity investment .....................................................................................................................................................	(17,636)	-	-
Net income ...................................................................................................................................................................................	459,293	556,395	523,427
Less: Net income attributable to noncontrolling interests ...................................................................................................................	(52,994)	(49,617)	(44,369)
Net income attributable to Henry Schein, Inc. .......................................................................................................................................	$406,299	$506,778	$479,058

Earnings per share attributable to Henry Schein, Inc.:

Basic .......................................................................................................................................................................................	$2.59	$3.14	$2.89
Diluted ....................................................................................................................................................................................	$2.57	$3.10	$2.85

Weighted-average common shares outstanding:
Basic .......................................................................................................................................................................................	156,787	161,641	165,687
Diluted ....................................................................................................................................................................................	158,208	163,723	168,250

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended
	December 30,	December 31,	December 26,
	2017	2016	2015

Net income ................................................................................................................................................................................	$459,293	$556,395	$523,427

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) ......................................................................................................................................	191,886	(98,402)	(134,035)

Unrealized gain (loss) from foreign currency hedging activities ........................................................................................................	(729)	(992)	1,994

Unrealized investment gain (loss)...............................................................................................................................................	(3)	2	134

Pension adjustment gain (loss) .................................................................................................................................................	3,933	(399)	2,270

Other comprehensive income (loss), net of tax .................................................................................................................................	195,087	(99,791)	(129,637)
Comprehensive income ................................................................................................................................................................	654,380	456,604	393,790
Comprehensive income attributable to noncontrolling interests:
Net income .......................................................................................................................................................................	(52,994)	(49,617)	(44,369)
Foreign currency translation (gain) loss ..................................................................................................................................	(8,113)	2,689	4,830

Comprehensive income attributable to noncontrolling interests ...............................................................................................	(61,107)	(46,928)	(39,539)

Comprehensive income attributable to Henry Schein, Inc. ...................................................................................................................	$593,273	$409,676	$354,251

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share and per share data)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, December 27, 2014 ...............................................................................................................................................................	168,017,074	$1,680	$264,523	$2,642,523	$(95,132)	$2,851	$2,816,445
Net income (excluding $43,588 attributable to Redeemable
noncontrolling interests) .............................................................................................................................................................	-	-	-	479,058	-	781	479,839
Foreign currency translation loss (excluding $4,790
attributable to Redeemable noncontrolling interests) ...................................................................................................................................	-	-	-	-	(129,205)	(40)	(129,245)
Unrealized gain from foreign currency hedging activities,
net of tax of $153 .....................................................................................................................................................................	-	-	-	-	1,994	-	1,994
Unrealized investment gain, net of tax of $0.................................................................................................................................................	-	-	-	-	134	-	134
Pension adjustment gain, net of tax of $1,008...............................................................................................................................................	-	-	-	-	2,270	-	2,270
Dividends paid ...........................................................................................................................................................................	-	-	-	-	-	(657)	(657)
Other adjustments ........................................................................................................................................................................	-	-	222	-	-	(9)	213
Initial noncontrolling interests and adjustments related to
business acquisitions .................................................................................................................................................................	-	-	-	-	-	(368)	(368)
Change in fair value of redeemable securities ................................................................................................................................................	-	-	(35,202)	-	-	-	(35,202)
Repurchase and retirement of common stock ................................................................................................................................................	(4,168,594)	(42)	(74,226)	(225,584)	-	-	(299,852)
Stock issued upon exercise of stock options,
including tax benefit of $20,802 .......................................................................................................................................................	595,732	6	35,666	-	-	-	35,672
Stock-based compensation expense ........................................................................................................................................................	785,710	8	44,606	-	-	-	44,614
Shares withheld for payroll taxes ..........................................................................................................................................................	(399,282)	(4)	(28,310)	-	-	-	(28,314)
Liability for cash settlement stock-based compensation awards ..............................................................................................................................	-	-	(729)	-	-	-	(729)
Balance, December 26, 2015 ...............................................................................................................................................................	164,830,640	$1,648	$206,550	$2,895,997	$(219,939)	$2,558	$2,886,814
Net income (excluding $48,760 attributable to Redeemable
noncontrolling interests) .............................................................................................................................................................	-	-	-	506,778	-	857	507,635
Foreign currency translation loss (excluding $2,652
attributable to Redeemable noncontrolling interests) ...................................................................................................................................	-	-	-	-	(95,713)	(37)	(95,750)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $33................................................................................................................................................................	-	-	-	-	(992)	-	(992)
Unrealized investment gain, net of tax of $0 .................................................................................................................................................	-	-	-	-	2	-	2
Pension adjustment loss, net of tax of $548.................................................................................................................................................	-	-	-	-	(399)	-	(399)
Dividends paid ...........................................................................................................................................................................	-	-	-	-	-	(593)	(593)
Other adjustments ........................................................................................................................................................................	-	-	5	-	-	10	15
Initial noncontrolling interests and adjustments related to
business acquisitions .................................................................................................................................................................	-	-	-	-	-	4,943	4,943
Change in fair value of redeemable securities ................................................................................................................................................	-	-	(66,864)	-	-	-	(66,864)
Repurchase and retirement of common stock ................................................................................................................................................	(6,923,564)	(70)	(128,956)	(420,998)	-	-	(550,024)
Stock issued upon exercise of stock options,
including tax benefit of $23,392 .......................................................................................................................................................	415,832	4	34,792	-	-	-	34,796
Stock-based compensation expense ........................................................................................................................................................	755,104	8	58,238	-	-	-	58,246
Shares withheld for payroll taxes ..........................................................................................................................................................	(328,888)	(2)	(29,112)	-	-	-	(29,114)
Liability for cash settlement stock-based compensation awards ..............................................................................................................................	55,886	-	4,052	-	-	-	4,052
Deferred tax benefit arising from acquisition of
noncontrolling interest in partnership..................................................................................................................................................	-	-	48,037	-	-	-	48,037
Balance, December 31, 2016 ...............................................................................................................................................................	158,805,010	$1,588	$126,742	$2,981,777	$(317,041)	$7,738	$2,800,804
Net income (excluding $52,203 attributable to Redeemable
noncontrolling interests) .............................................................................................................................................................	-	-	-	406,299	-	791	407,090
Foreign currency translation gain (excluding $7,461
attributable to Redeemable noncontrolling interests) ...................................................................................................................................	-	-	-	-	183,773	652	184,425
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $786...............................................................................................................................................................	-	-	-	-	(729)	-	(729)
Unrealized investment loss, net of tax benefit of $1 ..........................................................................................................................................	-	-	-	-	(3)	-	(3)
Pension adjustment gain, net of tax of $314.................................................................................................................................................	-	-	-	-	3,933	-	3,933
Dividends paid ...........................................................................................................................................................................	-	-	-	-	-	(546)	(546)
Other adjustments ........................................................................................................................................................................	-	-	23	-	-	376	399
Purchase of noncontrolling interests .......................................................................................................................................................	-	-	-	-	-	(4,150)	(4,150)
Change in fair value of redeemable securities ................................................................................................................................................	-	-	(162,729)	-	-	-	(162,729)
Initial noncontrolling interests and adjustments related to
business acquisitions .................................................................................................................................................................	-	-	-	-	-	8,050	8,050
Repurchase and retirement of common stock ................................................................................................................................................	(5,864,404)	(59)	(97,205)	(352,736)	-	-	(450,000)
Stock issued upon exercise of stock options................................................................................................................................................	197,434	2	5,264	-	-	-	5,266
Stock-based compensation expense ........................................................................................................................................................	1,072,922	11	42,283	-	-	-	42,294
Shares withheld for payroll taxes ..........................................................................................................................................................	(520,816)	(5)	(44,771)	-	-	-	(44,776)
Settlement of stock-based compensation awards ............................................................................................................................................	-	-	(599)	-	-	-	(599)
Deferred tax benefit arising from acquisition of
noncontrolling interest in partnership..................................................................................................................................................	-	-	35,681	-	-	-	35,681
Transfer of charges in excess of capital ......................................................................................................................................................	-	-	95,311	(95,311)	-	-	-
Balance, December 30, 2017 ...............................................................................................................................................................	153,690,146	$1,537	$-	$2,940,029	$(130,067)	$12,911	$2,824,410

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 30,	December 31,	December 26,
	2017	2016	2015

Cash flows from operating activities:
Net income .......................................................................................................................................................................................	$459,293	$556,395	$523,427
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization ......................................................................................................................................................	193,072	169,780	159,127
Loss on sale of equity investment .................................................................................................................................................	17,636	-	-
Stock-based compensation expense ..............................................................................................................................................	42,294	58,246	44,614
Provision for losses on trade and other accounts receivable ...............................................................................................................	9,370	2,647	3,184
Provision for (Benefit from) deferred income taxes ............................................................................................................................	485	(37,066)	(6,241)
Equity in earnings of affiliates ......................................................................................................................................................	(16,587)	(18,518)	(14,060)
Distributions from equity affiliates ................................................................................................................................................	23,157	20,351	18,029
Changes in unrecognized tax benefits ............................................................................................................................................	(2,318)	6,013	6,494
Provision for transition tax ...........................................................................................................................................................	140,000	-	-
Other ......................................................................................................................................................................................	10,921	12,595	12,902
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ..............................................................................................................................................................	(159,876)	(1,904)	(120,001)
Inventories ...........................................................................................................................................................................	(175,059)	(104,787)	(194,869)
Other current assets ...............................................................................................................................................................	(85,759)	(22,657)	(58,376)
Accounts payable and accrued expenses ...................................................................................................................................	88,886	1,481	241,270
Net cash provided by operating activities ...............................................................................................................................................	545,515	642,576	615,500

Cash flows from investing activities:
Purchases of fixed assets ....................................................................................................................................................................	(81,501)	(70,179)	(71,684)
Payments related to equity investments and business
acquisitions, net of cash acquired .....................................................................................................................................................	(288,673)	(228,575)	(171,861)
Proceeds from sale of equity investment .................................................................................................................................................	34,048	-	-
Proceeds from sales of available-for-sale securities ...................................................................................................................................	-	-	20
Other ..............................................................................................................................................................................................	(6,150)	(17,668)	(16,506)
Net cash used in investing activities ......................................................................................................................................................	(342,276)	(316,422)	(260,031)

Cash flows from financing activities:
Proceeds from bank borrowings ............................................................................................................................................................	302,941	98,748	145,173
Proceeds from issuance of long-term debt ...............................................................................................................................................	200,440	260,799	135,000
Debt issuance costs ...........................................................................................................................................................................	(1,990)	(233)	(150)
Principal payments for long-term debt ....................................................................................................................................................	(60,050)	(15,381)	(201,203)
Proceeds from issuance of stock upon exercise of stock options .................................................................................................................	5,266	11,404	14,870
Payments for repurchases of common stock ............................................................................................................................................	(450,000)	(550,024)	(299,852)
Payments for taxes related to shares withheld for employee taxes.................................................................................................................	(44,832)	(27,115)	(28,659)
Excess tax benefits related to stock-based compensation ...........................................................................................................................	-	(463)	2,199
Distributions to noncontrolling stockholders ..........................................................................................................................................	(29,134)	(32,350)	(33,301)
Acquisitions of noncontrolling interests in subsidiaries ............................................................................................................................	(35,192)	(72,729)	(82,107)
Net cash used in financing activities ......................................................................................................................................................	(112,551)	(327,344)	(348,030)

Effect of exchange rate changes on cash and cash equivalents ....................................................................................................................	21,589	(8,515)	(24,827)
Net change in cash and cash equivalents ................................................................................................................................................	112,277	(9,705)	(17,388)
Cash and cash equivalents, beginning of period .......................................................................................................................................	62,381	72,086	89,474
Cash and cash equivalents, end of period ...............................................................................................................................................	$174,658	$62,381	$72,086

See accompanying notes.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 – Significant Accounting Policies

Nature of Operations

We distribute health care products and services primarily to office-based health care practitioners with operations or affiliates in the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

Fiscal Year

We report our results of operations and cash flows on a 52‑53 week basis ending on the last Saturday of December.  The year ended December 30, 2017 consisted of 52 weeks, the year ended December 31, 2016 consisted of 53 weeks and the year ended December 26, 2015 consisted of 52 weeks.

Stock Split

On August 16, 2017, we announced that our Board of Directors approved a two-for-one stock split of our common stock.  Each Henry Schein, Inc. stockholder of record at the close of business on September 1, 2017 received a distribution of one additional share for every share held. Trading began on a split-adjusted basis on September 15, 2017.  The effects of the stock split on share and per share amounts have been retroactively reflected for all periods presented in this Form 10-K.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.  Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.  Outstanding checks in excess of funds on deposit of $83.6 million and $98.5 million, primarily related to payments for inventory, were classified as accounts payable as of December 30, 2017 and December 31, 2016.

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

Inventories and Reserves

Inventories consist primarily of finished goods and are valued at the lower of cost or net realizable value.  Cost is determined by the first-in, first-out method for merchandise or actual cost for large equipment and high tech equipment.  In accordance with our policy for inventory valuation, we consider many factors including the condition and salability of the inventory, historical sales, forecasted sales and market and economic trends.  From

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

time to time, we adjust our assumptions for anticipated changes in any of these or other factors expected to affect the value of inventory.

Direct Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales.  Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses.  Direct shipping and handling costs were $92.6 million, $84.1 million and $78.7 million for the years ended December 30, 2017, December 31, 2016 and December 26, 2015.

Advertising and Promotional Costs

We generally expense advertising and promotional costs as incurred.  Total advertising and promotional expenses were $15.7 million, $18.4 million and $19.2 million for the years ended December 30, 2017, December 31, 2016 and December 26, 2015.  Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period which is benefited, generally not exceeding one year.  As of December 30, 2017 and December 31, 2016, we had $4.0 million and $3.5 million of deferred direct marketing expenses included in other current assets.

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

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in tax laws or rates.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.  Our accounting for the Tax Cuts and Jobs Act, enacted on December 22, 2017, is further discussed in Note 12 of “Notes to Consolidated Financial Statements.”  We file a consolidated U.S. federal income tax return with our 80% or greater owned U.S. subsidiaries.

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

Acquisitions

The net assets of businesses purchased are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date.  Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill.  The major classes of assets and liabilities that we generally allocate purchase price to, excluding goodwill, include identifiable intangible assets (i.e., trademarks and trade names, customer relationships and lists and non-compete agreements), property, plant and equipment, deferred taxes and other current and long-term assets and liabilities.  The estimated fair value of identifiable intangible assets is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; customer retention rates; and estimated useful lives.  Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For the years ended December 30, 2017, December 31, 2016 and December 26, 2015, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Their interests in these subsidiaries are classified outside permanent equity on our consolidated balance sheets and are carried at the estimated redemption amounts.  The redemption amounts have been estimated based on expected future earnings and cash flow and, if such

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

earnings and cash flow are not achieved, the value of the redeemable noncontrolling interests might be impacted.  Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are reflected at each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments do not impact the calculation of earnings per share.

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

For the years ended December 30, 2017 and December 31, 2016, and December 26, 2015 we tested goodwill for impairment using a quantitative analysis consisting of a two-step approach.  The first step of our quantitative analysis consists of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology.  If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit.  The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

For the years ended December 30, 2017, December 31, 2016 and December 26, 2015, the results of our goodwill and intangible impairment analysis did not result in any impairments.

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

As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Total distribution network costs were $83.2 million, $79.4 million and $70.4 million for the years ended December 30, 2017, December 31, 2016 and December 26, 2015.

Comprehensive Income

Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.  Our comprehensive income is primarily comprised of net income, foreign currency translation gain (loss), unrealized gain (loss) from foreign currency hedging activities, unrealized investment gain (loss) and pension adjustment gain (loss).

Accounting Pronouncements Adopted

In March 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Stock Compensation” (Topic 718) (“ASU 2016-09”).  ASU 2016-09 contains amended guidance for share-based payment accounting.  We adopted the provisions of this standard during the first quarter of 2017.

Under ASU 2016-09, all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes are included as a component of income tax expense as of January 1, 2017.  Prior to the implementation of ASU 2016-09, excess tax benefits were recorded as a component of Additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits or in the income statement if there were no accumulated excess tax benefits.  The adoption of ASU 2016-09 reduced income tax expense by approximately $19.6 million for the year ended December 30, 2017.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The ASU clarifies the classification of certain share based payment activities within the statements of cash flows.  We have elected to prospectively present the amount of excess tax benefits related to stock compensation as a component of cash flows from operating activities.  Additionally, all cash payments made to taxing authorities on an employees’ behalf when directly withholding shares for tax-withholding purposes, which were previously included as cash flows from operating activities, are now presented retrospectively as cash flows from financing activities within the statement of cash flows.

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

When effective, ASU 2014-09 will require us to use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures to describe the nature, amount, timing and uncertainty of revenue, certain costs and cash flows arising from our contracts with customers).

We have finalized our review of our various revenue streams within our two reportable segments: (i) health care distribution and (ii) technology and value-added services.  We have gathered data and quantified the amount of sales by type of revenue stream and categorized the types of sales for our business units for the purpose of comparing how we currently recognize revenue to the new standard in order to quantify the impact of this ASU.  We generally anticipate having substantially similar performance obligations under the new guidance as compared with deliverables and units of account currently being recognized.

 We do not anticipate any material changes to the timing or amount of revenues recognized for our health care distribution or our technology and value-added services reportable segments.

 Due to the variety of our product offerings in our technology and value-added segment, the actual revenue recognition treatment required under the new standard will depend on contract-specific terms. There will be some impact on timing of revenue recognition, which will include the following:

•         We currently defer license revenue in cases where we do not have VSOE of the fair value of an element in the arrangement that has not been delivered yet such as customer support.  Under Accounting Standards Codification (“ASC”) 606, the concept of VSOE is eliminated and there are no cases where revenue is deferred due to a lack of standalone selling price.  As such, we will recognize certain revenue related to the software license earlier than current practice.

•         Certain upfront fees related to service arrangements are currently deferred and recognized over the estimated customer life.  Under ASC 606, the period over which we will recognize these fees will be reduced.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

•         Revenue related to term licenses is currently recognized over the license term.  Under ASC 606, the license will be recognized upon delivery or license renewal.

•         We currently expense contract acquisition costs.  The new requirement to defer incremental contract acquisition costs and recognize them over the term of the initial contract and anticipated renewal contracts to which the costs relate will require us to capitalize additional costs.  We will utilize the practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less which will typically result in expensing commissions on all products or services except our software support contracts.

In these cases, we generally will recognize revenue related to technology and value-added contracts earlier than current practice, while certain contract acquisition costs will be recognized later than current practice.  However, we do not believe the impact will be material to each of our segments or to our consolidated financial statements.

As of December 31, 2017, we expect to adopt the standard on a modified retrospective basis and recognize an immaterial adjustment to retained earnings reflecting the cumulative impact for the above described accounting changes.

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

	December 30,	December 31,
	2017	2016
Land ........................................................................................................................................................................................	$21,019	$19,438
Buildings and permanent improvements ..........................................................................................................................................	143,250	127,097
Leasehold improvements .............................................................................................................................................................	106,236	95,048
Machinery and warehouse equipment ............................................................................................................................................	138,478	121,395
Furniture, fixtures and other ..........................................................................................................................................................	149,136	129,444
Computer equipment and software .................................................................................................................................................	432,379	372,322
	990,498	864,744
Less accumulated depreciation ......................................................................................................................................................	(615,497)	(530,838)
Property and equipment, net ..................................................................................................................................................	$375,001	$333,906

	Estimated Useful
	Lives (in years)
Buildings and permanent improvements ..............................................................................................................	40
Machinery and warehouse equipment ................................................................................................................	5-10
Furniture, fixtures and other .............................................................................................................................	3-10
Computer equipment and software .....................................................................................................................	3-10

Property and equipment related depreciation expense for the years ended December 30, 2017, December 31, 2016 and December 26, 2015 was $67.3 million, $63.8 million and $60.2 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 3 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the years ended December 30, 2017 and December 31, 2016 were as follows:

	Health Care Distribution	Technology and Value-Added Services	Total
Balance as of December 26, 2015 .................................................................................................................................................	$1,742,022	$165,571	$1,907,593
Adjustments to goodwill:
Acquisitions ...................................................................................................................................................................	116,640	29,165	145,805
Foreign currency translation ..............................................................................................................................................	(27,127)	(6,531)	(33,658)
Balance as of December 31, 2016 .................................................................................................................................................	1,831,535	188,205	2,019,740
Adjustments to goodwill:
Acquisitions ...................................................................................................................................................................	216,144	8,736	224,880
Foreign currency translation ..............................................................................................................................................	48,915	7,796	56,711
Balance as of December 30, 2017 .................................................................................................................................................	$2,096,594	$204,737	$2,301,331

Other intangible assets consisted of the following:

	December 30, 2017			December 31, 2016
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-compete agreements ................................................................................................................................................................	$41,758	$(9,539)	$32,219	$40,783	$(6,927)	$33,856
Trademarks / trade names - definite lived ..............................................................................................................................................	151,918	(76,497)	75,421	136,211	(55,124)	81,087
Trademarks / trade names - indefinite lived ...........................................................................................................................................	-	-	-	2,848	-	2,848
Customer relationships and lists ........................................................................................................................................................	851,339	(355,327)	496,012	713,437	(288,417)	425,020
Other .......................................................................................................................................................................................	136,540	(70,551)	65,989	134,254	(55,885)	78,369
Total ...................................................................................................................................................................................	$1,181,555	$(511,914)	$669,641	$1,027,533	$(406,353)	$621,180

Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses, as well as certain sales persons, in exchange for placing restrictions on their ability to pose a competitive risk to us.  Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us.  The weighted-average non-compete period for agreements currently being amortized was approximately 4.7 years as of December 30, 2017.

Trademarks, trade names, customer lists and customer relationships were established through business acquisitions.  Definite-lived trademarks and trade names are amortized on a straight-line basis over a weighted-average period of approximately 7.9 years as of December 30, 2017.  Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 10.8 years as of December 30, 2017.

Amortization expense related to definite-lived intangible assets for the years ended December 30, 2017, December 31, 2016 and December 26, 2015 was $116.5 million, $98.2 million and $92.9 million.  The annual amortization expense expected to be recorded for existing intangibles assets for the years 2018 through 2022 is $119.5 million, $111.3 million, $102.4 million, $90.4 million and $65.2 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 4 – Investments and Other

Investments and other consisted of the following:

	December 30,	December 31,
	2017	2016
Investment in unconsolidated affiliates ..................................................................................................................................................	$268,364	$299,249
Non-current deferred foreign, state and local income taxes .........................................................................................................................	10,962	16,685
Notes receivable (1) ............................................................................................................................................................................	35,015	27,492
Capitalized costs for internally generated software for resale .......................................................................................................................	35,359	32,321
Distribution rights and exclusivity agreements, net of amortization ...............................................................................................................	1,378	1,937
Acquisition related indemnification .......................................................................................................................................................	65,558	51,294
Other long-term assets ........................................................................................................................................................................	15,366	13,812
Total .......................................................................................................................................................................................	$432,002	$442,790

(1)	Long-term notes receivable carry interest rates ranging from 1.0% to 12.0% and are due in varying installments through
December 31, 2030.

Amortization expense related to other long-term assets for the years ended December 30, 2017, December 31, 2016 and December 26, 2015 was $9.3 million, $7.8 million and $6.1 million.

Note 5 – Debt

Bank Credit Lines

On April 18, 2017, we entered into a new $750 million revolving credit agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.   The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of December 30, 2017 and December 31, 2016, the borrowings outstanding on this revolving credit facility and the prior credit facility were $320.0 million and $65.0 million, respectively.  As of December 30, 2017 and December 31, 2016, there were $11.3 million and $13.0 million of letters of credit, respectively, provided to third parties under this credit facility and the prior credit facility.

As of December 30, 2017 and December 31, 2016, we had various other short-term bank credit lines available, of which $421.7 million and $372.5 million, respectively, were outstanding.  At December 30, 2017 and December 31, 2016, borrowings under all of our credit lines had a weighted average interest rate of 2.27% and 1.61%, respectively.

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

The components of our private placement facility borrowings as of December 30, 2017 are presented in the following table:

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	35,714	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
Less: Deferred debt issuance costs	(419)
	$535,295

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  On July 6, 2017, we extended the expiration date of this facility agreement to April 29, 2020.  The borrowings outstanding under this securitization facility were $350.0 million and $350.0 million as of December 30, 2017 and December 31, 2016, respectively.  At December 30, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 153 basis points plus 75 basis points, for a combined rate of 2.28%.  At December 31, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 101 basis points plus 75 basis points, for a combined rate of 1.76%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Long-term debt

Long-term debt consisted of the following:

	December 30,	December 31,
	2017	2016
Private placement facilities ...........................................................................................................................................................	$535,295	$342,857
U.S. trade accounts receivable securitization ....................................................................................................................................	350,000	350,000
Note payable to bank at a weighted-average interest rate of 21.37%
at December 31, 2016...........................................................................................................................................................	-	47,957
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2022 at interest rates
ranging from 2.56% to 12.90% at December 30, 2017 and
ranging from 2.56% to 12.90% at December 31, 2016...................................................................................................................	34,027	35,150
Capital lease obligations (see Note 17) ............................................................................................................................................	5,093	5,416
Total .......................................................................................................................................................................................	924,415	781,380
Less current maturities ................................................................................................................................................................	(16,659)	(65,923)
Total long-term debt ...........................................................................................................................................................	$907,756	$715,457

As of December 30, 2017, the aggregate amounts of long-term debt, including capital lease obligations and net of deferred debt issuance costs of $419, maturing in each of the next five years and thereafter are as follows:

2018 ...............................................................................................................................................................................................	$16,659
2019 ...............................................................................................................................................................................................	8,617
2020 ...............................................................................................................................................................................................	457,519
2021 ...............................................................................................................................................................................................	107,432
2022 ...............................................................................................................................................................................................	32,906
Thereafter .......................................................................................................................................................................................	301,282
Total .......................................................................................................................................................................................	$924,415

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 6 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.   ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 30, 2017, December 31, 2016 and December 26, 2015 are presented in the following table:

	December 30,	December 31,	December 26,
	2017	2016	2015
Balance, beginning of period ...................................................................................................................................................	$607,636	$542,194	$564,527
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(48,669)	(72,729)	(82,563)
Increase in redeemable noncontrolling interests due to
business acquisitions.........................................................................................................................................................	78,939	58,172	18,936
Net income attributable to redeemable noncontrolling interests ......................................................................................................	52,203	48,760	43,588
Dividends declared ...............................................................................................................................................................	(28,161)	(32,973)	(32,706)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests .....................................................................................................................................	7,461	(2,652)	(4,790)
Change in fair value of redeemable securities .............................................................................................................................	162,729	66,864	35,202
Balance, end of period ...........................................................................................................................................................	$832,138	$607,636	$542,194

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	December 30,	December 31,	December 26,
	2017	2016	2015
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment ...........................................................................................................	$(5,564)	$(13,025)	$(10,373)

Attributable to noncontrolling interests:
Foreign currency translation adjustment ...........................................................................................................	$539	$(113)	$(76)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss .........................................................................................................................	$(112,439)	$(296,212)	$(200,499)
Unrealized gain (loss) from foreign currency hedging activities ..................................................................................	(782)	(53)	939
Unrealized investment loss .................................................................................................................................	(3)	-	(2)
Pension adjustment loss ....................................................................................................................................	(16,843)	(20,776)	(20,377)
Accumulated other comprehensive loss ............................................................................................................	$(130,067)	$(317,041)	$(219,939)

Total Accumulated other comprehensive loss ............................................................................................................	$(135,092)	$(330,179)	$(230,388)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	December 30,	December 31,	December 26,
	2017	2016	2015
Net income .........................................................................................................................................................................	$459,293	$556,395	$523,427

Foreign currency translation gain (loss).....................................................................................................................................	191,886	(98,402)	(134,035)
Tax effect ...........................................................................................................................................................................	-	-	-
Foreign currency translation gain (loss).....................................................................................................................................	191,886	(98,402)	(134,035)

Unrealized gain (loss) from foreign currency hedging activities ......................................................................................................	(1,515)	(1,025)	2,147
Tax effect ...........................................................................................................................................................................	786	33	(153)
Unrealized gain (loss) from foreign currency hedging activities ......................................................................................................	(729)	(992)	1,994

Unrealized investment gain (loss).............................................................................................................................................	(4)	2	134
Tax effect ...........................................................................................................................................................................	1	-	-
Unrealized investment gain (loss).............................................................................................................................................	(3)	2	134

Pension adjustment gain (loss) ...............................................................................................................................................	4,247	(947)	3,278
Tax effect ...........................................................................................................................................................................	(314)	548	(1,008)
Pension adjustment gain (loss) ...............................................................................................................................................	3,933	(399)	2,270

Comprehensive income .........................................................................................................................................................	$654,380	$456,604	$393,790

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

During the years ended December 30, 2017, December 31, 2016 and December 26, 2015, we recognized, as a component of our comprehensive income, a foreign currency translation gain (loss) of $191.9 million, $(98.4) million and $(134.0) million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.  The foreign currency translation gain (loss) during the years ended December 30, 2017, December 31, 2016 and December 26, 2015 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency
	Translation
	Gain (Loss)
	for the
	Year Ended	FX Rate in USD
	December 30,	December 30,	December 31,
Currency	2017	2017	2016
Euro ............................................................................................................................................................................................	$113,259	1.20	1.05
British Pound ................................................................................................................................................................................	28,001	1.35	1.23
Australian Dollar ............................................................................................................................................................................	15,124	0.78	0.72
Canadian Dollar .............................................................................................................................................................................	9,403	0.80	0.74
Polish Zloty...................................................................................................................................................................................	11,058	0.29	0.24
Swiss Franc ...................................................................................................................................................................................	5,544	1.03	0.98
Brazilian Real .................................................................................................................................................................................	(2,411)	0.30	0.31
All other currencies ........................................................................................................................................................................	11,908
Total .......................................................................................................................................................................................	$191,886

	Foreign Currency
	Translation
	Gain (Loss)
	for the
	Year Ended	FX Rate in USD
	December 31,	December 31,	December 26,
Currency	2016	2016	2015
British Pound ................................................................................................................................................................................	$(53,723)	1.23	1.49
Euro.............................................................................................................................................................................................	(41,245)	1.05	1.10
Polish Zloty ..................................................................................................................................................................................	(3,849)	0.24	0.26
Canadian Dollar .............................................................................................................................................................................	3,345	0.74	0.72
Brazilian Real .................................................................................................................................................................................	2,856	0.31	0.25
Swiss Franc ...................................................................................................................................................................................	(2,365)	0.98	1.01
Australian Dollar ............................................................................................................................................................................	(562)	0.72	0.73
All other currencies ........................................................................................................................................................................	(2,859)
Total .......................................................................................................................................................................................	$(98,402)

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

	Foreign Currency
	Translation
	Gain (Loss)
	for the
	Year Ended	FX Rate in USD
	December 26,	December 26,	December 27,
Currency	2015	2015	2014
Euro ............................................................................................................................................................................................	$(76,754)	1.10	1.22
Australian Dollar ............................................................................................................................................................................	(19,864)	0.73	0.81
British Pound ................................................................................................................................................................................	(15,404)	1.49	1.56
Canadian Dollar .............................................................................................................................................................................	(10,071)	0.72	0.86
Brazilian Real..................................................................................................................................................................................	(5,942)	0.25	0.37
Polish Zloty ..................................................................................................................................................................................	(3,281)	0.26	0.28
Swiss Franc...................................................................................................................................................................................	928	1.01	1.01
All other currencies ........................................................................................................................................................................	(3,647)
Total .......................................................................................................................................................................................	$(134,035)

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	December 30,	December 31,	December 26,
	2017	2016	2015
Comprehensive income attributable to
Henry Schein, Inc. ....................................................................................................................................................	$593,273	$409,676	$354,251
Comprehensive income attributable to
noncontrolling interests .............................................................................................................................................	1,443	820	741
Comprehensive income attributable to
Redeemable noncontrolling interests ............................................................................................................................	59,664	46,108	38,798
Comprehensive income ..................................................................................................................................................	$654,380	$456,604	$393,790

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

Debt

The fair value of our debt (including bank credit lines) as of December 30, 2017 and December 31, 2016 was estimated at $1,666.1 million and $1,218.9 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

Redeemable noncontrolling interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  The primary factor affecting the future value of redeemable noncontrolling interests is expected earnings and, if such earnings are not achieved, the value of the redeemable noncontrolling interests might be impacted.  The noncontrolling interests subject to put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments do not impact the calculation of earnings per share.  The values for Redeemable noncontrolling interests are classified within Level 3 of the fair value hierarchy.  The details of the changes in Redeemable noncontrolling interests are presented in Note 6.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 30, 2017 and December 31, 2016:

	December 30, 2017
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$11,799	$-	$11,799
Total assets .....................................................................................................................................................................	$-	$11,799	$-	$11,799

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$2,089	$-	$2,089
Total liabilities ..................................................................................................................................................................	$-	$2,089	$-	$2,089

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$832,138	$832,138

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$1,240	$-	$1,240
Total assets .....................................................................................................................................................................	$-	$1,240	$-	$1,240

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$931	$-	$931
Total liabilities ..................................................................................................................................................................	$-	$931	$-	$931

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$607,636	$607,636

Note 9 – Business Acquisitions and Divestiture

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On May 2, 2017, we announced the acquisition of Southern Anesthesia and Surgical, Inc. (SAS), a leading U.S. distributor of anesthesia and surgical supplies to oral surgeons, dental anesthesiologists, and periodontists.  SAS had sales in 2016 of approximately $72 million.  As a result of this acquisition, we recorded $76.5 million of initial goodwill.

On August 28, 2017, we announced the acquisition of Merritt Veterinary Supplies, Inc. (Merritt), an independent supplier of animal health products.  Merritt had sales in 2016 of approximately $115 million.  As a result of this acquisition, we recorded $33.4 million of initial goodwill.

We completed acquisitions during the year ended December 30, 2017, which were immaterial to our financial statements individually and in the aggregate and resulted in the recording of approximately $43.9 million of initial goodwill through preliminary purchase price allocations.  Total acquisition transaction costs incurred in the year ended December 30, 2017 were immaterial to our financial results.

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

On March 23, 2016, we announced that we entered into a definitive agreement with J. Morita Corp. to expand our presence in Japan.  This transaction was completed on June 20, 2016 and, as a result, we own a 50% non-consolidating interest in One Piece Corp., a subsidiary of J. Morita, one of the world's largest manufacturers and distributors of dental equipment and supplies. One Piece Corp. had aggregate sales in fiscal 2015 of approximately $125 million.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 10 – Plans of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative originally planned for the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  We subsequently announced our plan to extend these restructuring activities through the end of 2016 to further implement cost-savings initiatives, which ultimately resulted in the elimination of approximately 900 positions, representing slightly more than 4% of our workforce.  The total costs associated with the actions for this restructuring included $34.9 million pre-tax, which was recorded in fiscal 2015, and $45.9 million pre-tax, which was recorded in fiscal 2016.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

As of December 31, 2016 our restructuring activities are complete and we did not incur any additional restructuring charges in fiscal 2017.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during our 2017, 2016 and 2015 fiscal years and the remaining accrued balance of restructuring costs as of December 30, 2017, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 27, 2014 ....................................................................................................................................................	$120	$301	$-	$421
Provision ............................................................................................................................................................................	26,742	5,706	2,483	34,931
Payments and other adjustments .............................................................................................................................................	(17,759)	(3,856)	(1,672)	(23,287)
Balance, December 26, 2015 ....................................................................................................................................................	$9,103	$2,151	$811	$12,065
Provision ............................................................................................................................................................................	40,728	3,587	1,576	45,891
Payments and other adjustments .............................................................................................................................................	(27,477)	(3,284)	(1,492)	(32,253)
Balance, December 31, 2016 ....................................................................................................................................................	$22,354	$2,454	$895	$25,703
Provision ............................................................................................................................................................................	-	-	-	-
Payments and other adjustments .............................................................................................................................................	(19,136)	(1,139)	(871)	(21,146)
Balance, December 30, 2017 ....................................................................................................................................................	$3,218	$1,315	$24	$4,557

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during our 2017, 2016 and 2015 fiscal years and the remaining accrued balance of restructuring costs as of December 30, 2017:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 27, 2014 ....................................................................................................................................................	$421	$-	$421
Provision ............................................................................................................................................................................	33,889	1,042	34,931
Payments and other adjustments .............................................................................................................................................	(22,248)	(1,039)	(23,287)
Balance, December 26, 2015 ....................................................................................................................................................	$12,062	$3	$12,065
Provision ............................................................................................................................................................................	44,082	1,809	45,891
Payments and other adjustments .............................................................................................................................................	(30,906)	(1,347)	(32,253)
Balance, December 31, 2016 ....................................................................................................................................................	$25,238	$465	$25,703
Provision ............................................................................................................................................................................	-	-	-
Payments and other adjustments .............................................................................................................................................	(20,681)	(465)	(21,146)
Balance, December 30, 2017 ....................................................................................................................................................	$4,557	$-	$4,557

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Years Ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Basic ........................................................................................................................................................................................	156,787	161,641	165,687
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units .................................................................................................................	1,421	2,082	2,563
Diluted ..................................................................................................................................................................................	158,208	163,723	168,250

Note 12 – Income Taxes

Income before taxes and equity in earnings of affiliates was as follows:

	Years ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Domestic .......................................................................................................................................................................................	$649,657	$625,792	$591,320
Foreign .........................................................................................................................................................................................	173,191	130,043	129,438
Total .......................................................................................................................................................................................	$822,848	$755,835	$720,758

The provisions for income taxes were as follows:

	Years ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Current income tax expense:
U.S. Federal ...........................................................................................................................................................................	$283,417	$185,438	$162,948
State and local ........................................................................................................................................................................	28,520	28,229	29,580
Foreign .................................................................................................................................................................................	50,084	41,357	25,104
Total current ......................................................................................................................................................................	362,021	255,024	217,632

Deferred income tax expense (benefit):
U.S. Federal ...........................................................................................................................................................................	13,686	(18,090)	(3,381)
State and local ........................................................................................................................................................................	856	(4,809)	992
Foreign .................................................................................................................................................................................	(14,057)	(14,167)	(3,852)
Total deferred ....................................................................................................................................................................	485	(37,066)	(6,241)
Total provision ..............................................................................................................................................................	$362,506	$217,958	$211,391

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:

		Years Ended
		December 30,	December 31,
		2017	2016

Non-current deferred income tax asset (liability):
	Inventory, premium coupon redemptions and accounts receivable
	valuation allowances .............................................................................................................................................	23,715	29,422
	Uniform capitalization adjustments to inventories ...............................................................................................................	6,591	10,632
	Property and equipment .................................................................................................................................................	(13,777)	(15,882)
	Stock-based compensation .............................................................................................................................................	22,525	41,677
	Intangibles amortization .................................................................................................................................................	(132,280)	(142,678)
	Other non-current asset (liability) ....................................................................................................................................	36,269	23,836
	Net operating losses and other carryforwards ....................................................................................................................	48,711	44,493
	Total non-current deferred tax liability .......................................................................................................................	(8,246)	(8,500)
	Valuation allowance for non-current deferred tax assets (1) .........................................................................................	(31,223)	(26,403)
Net deferred income tax liability (2)...........................................................................................................................................		$(39,469)	$(34,903)

(1)	Primarily relates to operating losses of acquired subsidiaries, the benefits of which are uncertain. Any future reductions
	of such valuation allowances will be reflected as a reduction of income tax expense in accordance with the provisions of
	ASC Topic 805, “Business Combinations.”

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

As of December 30, 2017, we had foreign net operating loss carryforwards of $9.1 million, which can be utilized against future foreign income through December 31, 2025.  Additionally, as of December 30, 2017, there were foreign net operating loss carryforwards of $156.4 million that have an indefinite life.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Income tax provision at federal statutory rate ..................................................................................................................................	$287,996	$264,542	$252,265
State income tax provision, net of federal income tax effect .................................................................................................................	12,457	11,236	14,627
Foreign income tax provision .......................................................................................................................................................	(24,433)	(18,036)	(25,942)
Pass through noncontrolling interest .............................................................................................................................................	(11,623)	(13,083)	(12,463)
Valuation allowance ...................................................................................................................................................................	1,008	1,472	(5,006)
Unrecognized tax benefits and audit settlements...............................................................................................................................	3,899	3,066	13,867
Interest expense related to loans ...................................................................................................................................................	(18,717)	(21,737)	(22,415)
Excess tax benefits related to stock compensation ............................................................................................................................	(17,387)	-	-
Transition tax on deemed repatriation of foreign earnings ..................................................................................................................	140,000	-	-
Revaluation of deferred tax assets and liabilities ...............................................................................................................................	2,953	-	-
Other ......................................................................................................................................................................................	(13,647)	(9,502)	(3,542)
Total income tax provision ..................................................................................................................................................	$362,506	$217,958	$211,391

For the year ended December 30, 2017, our effective tax rate was 44.1% compared to 28.8% for the prior year period.  Our effective tax rate was primarily impacted by the Tax Cuts and Jobs Act (“the Tax Act”).  Our effective tax rate was favorably impacted by the adoption of ASU 2016-09, Accounting for Stock Compensation, as well as savings from implementation of tax planning initiatives and higher income from lower tax jurisdictions.  During the second quarter of 2016, the effective tax rate was affected by a federal tax audit settlement, which reduced our income tax expense by approximately $4.5 million which is included in the unrecognized tax benefits amount above.

On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act  is comprehensive tax legislation that implements complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21%, modification of accelerated depreciation, the repeal of the domestic manufacturing deduction and changes to the limitations of the deductibility of interest.  Additionally, the Tax Act moves from a global tax regime to a modified territorial regime, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S.  The transition tax is payable over eight years.

Due to the complexities of the Tax Act, On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allows the company to record a provisional amount for any income tax effects of the Tax Act in accordance with ASC 740, to the extent that a reasonable estimate can be made.  SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

We have recorded provisional amounts for any items that could be reasonably estimated at this time.  This includes the one-time transition tax that we have estimated to be $140.0 million.  Within our consolidated balance sheets, $27.4 million is included in “Accrued taxes” and $112.6 million is included in “Other liabilities”.  The U.S. deferred tax assets and liabilities were revalued due to the lower enacted federal income tax rate, of 21%, that was effective January 1, 2018.  The Company accrued a net deferred tax expense of $3.0 million attributable to the revaluation.  In the aggregate, for the quarter ended December 30, 2017, these Tax Act modifications resulted in a one-time tax expense of approximately $143.0 million.  Absent the effects of the transition tax and the revaluation of deferred tax assets and liabilities, our effective tax rate for the year ended December 30, 2017 would have been 26.7% as compared to our actual effective tax rate of 44.1%.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The Tax Act also includes provisions to tax global intangible low-taxed income (“GILTI”) and a base erosion and anti-abuse tax (“BEAT”) that imposes tax on certain foreign related-party payments.  The Company is subject to the GILTI and BEAT provisions which are effective January 1, 2018.  The Company is in the process of assessing the effects of these provisions for 2018.

The ultimate impacts of the Tax Act may differ from the estimate above, possibly materially, due to additional guidance from the U.S. Department of Treasury, updates or changes in the Company’s assumptions, revision of accounting standards for income taxes or related interpretations and future information that may become available.  We currently anticipate finalizing and recording any resulting adjustments by the quarter ended September 29, 2018.  If the information necessary to finalize and record the related tax impacts are available prior to the quarter ended September 29, 2018, we will book these impacts accordingly.

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

Absent the effects of this income tax benefit in the third quarter of 2015, our effective tax rate for the year ended December 26, 2015 would have been 30.2% as compared to our actual effective tax rate of 28.8%.  The remaining difference between our effective tax rate and the federal statutory tax rate for the period primarily relates to state and foreign income taxes and interest expense.

Provision has not been made for foreign taxes on undistributed earnings of foreign subsidiaries, because we are permanently reinvested.   As of December 30, 2017, the cumulative amount of reinvested earnings was approximately $1.4 billion. It is not practicable to determine the unrecognized deferred income tax liability related to investments in our foreign subsidiaries.

ASC Topic 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance.  This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement.  In the normal course of business, our tax returns are subject to examination by various taxing authorities.  Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to certain tax matters.

The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our consolidated balance sheets as of December 30, 2017 was approximately $105.2 million, of which $79.2 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes and included in “Other liabilities”, were approximately $14.2 million and $0, respectively, as of December 30, 2017.

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2008 and forward for certain states and certain foreign jurisdictions.  In December 2014, the IRS issued a Statutory Notice of Deficiency for 2009, 2010 and 2011.  During the quarter ended March 28, 2015, we filed our petition to the U.S. Tax Court disputing the adjustments proposed by the IRS.  During the quarter ended June 27, 2015, we were notified by the IRS that our protest was transferred to the Appellate Divisions (Appeals Section) of the IRS.  During the quarter ended March 26, 2016, we filed our

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

protest with the Appellate Division. The opening appeals conference was held on June 8, 2016 and a proposed settlement was reached.  On July 13, 2016, a joint status report was filed with the Tax Court indicating a basis for settlement had been reached on all of the issues in this case.  On October 7, 2016 an executed decision document was signed by the Internal Revenue Service’s Special Trial Attorney and submitted to the Tax Court finalizing the Appeals decision.  Additionally, during the quarter ended December 31, 2016 we filed a Mutual Agreement Procedure request with the IRS for assistance from the U.S. Competent Authority for an open Transfer Pricing issue which resulted in a partial settlement during the quarter ended December 30, 2017.  We do not expect this to have a material effect on our consolidated financial position, liquidity or the results of operations.

The following table provides a reconciliation of unrecognized tax benefits excluding the effects of deferred taxes, interest and penalties:

	December 30,	December 31,	December 26,
	2017	2016	2015
Balance, beginning of period .................................................................................................................................	$90,400	$77,600	$65,800
Additions based on current year tax positions ...........................................................................................................	8,500	7,300	10,400
Additions based on prior year tax positions ..............................................................................................................	6,100	20,400	19,600
Reductions based on prior year tax positions ............................................................................................................	(800)	(900)	(10,500)
Reductions resulting from settlements with taxing authorities .......................................................................................	(10,500)	(9,700)	(7,600)
Reductions resulting from lapse in statutes of limitations .............................................................................................	(2,800)	(4,300)	(100)
Balance, end of period ..........................................................................................................................................	$90,900	$90,400	$77,600

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

With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of health care professionals and geographic areas.  No single customer accounted for more than 1.2% of our net sales in 2017 or 2016.  With respect to our sources of supply, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 34% and 5%, respectively, of our aggregate purchases in 2017 and approximately 34% and 6%, respectively, of our aggregate purchases in 2016.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 14 –  Derivatives and Hedging Activities

We are exposed to market risks as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to credit risk.  We attempt to minimize these risks by primarily using foreign currency forward contracts and by maintaining counter-party credit limits.  These hedging activities provide only limited protection against currency exchange and credit risks.  Factors that could influence the effectiveness of our hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets.  All foreign currency forward contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure.  We do not enter into such contracts for speculative purposes and we manage our credit risks by diversifying our counterparties, maintaining a strong balance sheet and having multiple sources of capital.

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

The health care distribution reportable segment aggregates our global dental, animal health and medical operating segments.  This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.  Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global dental, animal health and medical groups serve practitioners in 34 countries worldwide.

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

The following tables present information about our reportable and operating segments:

		Years Ended
		December 30,	December 31,	December 26,
		2017	2016	2015
Net Sales:
	Health care distribution (1):
	Dental ......................................................................................................................................................................................	$6,048,813	$5,555,299	$5,276,407
	Animal health ............................................................................................................................................................................	3,476,635	3,253,095	2,921,624
	Medical ....................................................................................................................................................................................	2,497,994	2,337,661	2,072,915
	Total health care distribution ...................................................................................................................................................	12,023,442	11,146,055	10,270,946
	Technology and value-added services (2)............................................................................................................................................	438,101	425,613	358,773
	Total .......................................................................................................................................................................................	$12,461,543	$11,571,668	$10,629,719

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

	Years ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Operating Income:
Health care distribution ....................................................................................................................................................................	$728,520	$652,106	$626,574
Technology and value-added services .................................................................................................................................................	130,849	119,468	107,398
Total .......................................................................................................................................................................................	$859,369	$771,574	$733,972

Income before taxes and equity in earnings of affiliates:
Health care distribution ....................................................................................................................................................................	$696,453	$640,184	$617,582
Technology and value-added services .................................................................................................................................................	126,395	115,651	103,176
Total .......................................................................................................................................................................................	$822,848	$755,835	$720,758

Depreciation and Amortization:
Health care distribution ....................................................................................................................................................................	$168,186	$146,276	$141,184
Technology and value-added services .................................................................................................................................................	24,886	23,504	17,943
Total .......................................................................................................................................................................................	$193,072	$169,780	$159,127

Income Tax Expense:
Health care distribution ....................................................................................................................................................................	$325,302	$185,571	$180,133
Technology and value-added services .................................................................................................................................................	37,204	32,387	31,258
Total .......................................................................................................................................................................................	$362,506	$217,958	$211,391

Interest Income:
Health care distribution ....................................................................................................................................................................	$17,318	$13,086	$12,833
Technology and value-added services .................................................................................................................................................	235	189	102
Total .......................................................................................................................................................................................	$17,553	$13,275	$12,935

Interest Expense:
Health care distribution ....................................................................................................................................................................	$53,607	$31,845	$25,926
Technology and value-added services .................................................................................................................................................	47	48	82
Total .......................................................................................................................................................................................	$53,654	$31,893	$26,008

Purchases of Fixed Assets:
Health care distribution ....................................................................................................................................................................	$76,449	$66,611	$68,235
Technology and value-added services .................................................................................................................................................	5,052	3,568	3,449
Total .......................................................................................................................................................................................	$81,501	$70,179	$71,684
	As of
	December 30,	December 31,	December 26,
	2017	2016	2015
Total Assets:
Health care distribution ....................................................................................................................................................................	$7,345,418	$6,324,735	$6,159,285
Technology and value-added services .................................................................................................................................................	465,817	435,661	375,455
Total .......................................................................................................................................................................................	$7,811,235	$6,760,396	$6,534,740

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The following table presents information about our operations by geographic area as of and for the three years ended December 30, 2017.  Net sales by geographic area are based on the respective locations of our subsidiaries.  No country, except for the United States, generated net sales greater than 10% of consolidated net sales.  There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2017		2016		2015
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States ............................................................................................................................................................................	$7,904,698	$2,000,624	$7,536,897	$1,803,689	$6,798,847	$1,739,546
Other ......................................................................................................................................................................................	4,556,845	1,345,349	4,034,771	1,171,137	3,830,872	1,079,494
Consolidated total ................................................................................................................................................................	$12,461,543	$3,345,973	$11,571,668	$2,974,826	$10,629,719	$2,819,040

Note 16 – Employee Benefit Plans

Stock-based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $42.3 million ($23.7 million after-tax), $58.2 million ($41.4 million after-tax) and $44.6 million ($31.5 million after-tax) for the years ended December 30, 2017, December 31, 2016 and December 26, 2015.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.  In the accompanying consolidated statements of cash flows, we presented $0.0 million, $(0.5) million and $2.2 million of benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the years ended December 30, 2017, December 31, 2016 and December 26, 2015.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2013 Stock Incentive Plan, as amended, and our 2015 Non-Employee Director Stock Incentive Plan (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock/units.  Since March 2009, equity-based awards have been granted solely in the form of restricted stock/units, with the exception of providing stock options to employees pursuant to certain pre-existing contractual obligations.  As of December 30, 2017, there were 62,458 shares authorized and 7,426 shares available to be granted under the 2013 Stock Incentive Plan and 1,800 shares authorized and 270 shares available to be granted under the 2015 Non-Employee Director Stock Incentive Plan.

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

During the first quarter of 2017, we adopted the provisions of ASU 2016-09 which requires that  all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes be included as a component of income tax expense as of January 1, 2017.  Prior to the implementation of ASU 2016-09, excess tax benefits were recorded as a component of Additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits or in the income statement if there were no accumulated excess tax benefits.

Stock-based compensation grants for the three years ended December 30, 2017 primarily consisted of restricted stock/unit grants.  Certain stock-based compensation granted may require us to settle in the form of a cash payment.  During the year ended December 30, 2017, we recorded a liability of $0.8 million relating to the grant date fair value of stock-based compensation to be settled in cash, as well as an expense of $0.0 million relating to the change in the fair value of these grants.  The weighted-average grant date fair value of stock-based awards granted before forfeitures was $85.43, $83.90 and $70.40 per share during the years ended December 30, 2017, December 31, 2016 and December 26, 2015.

Total unrecognized compensation cost related to non-vested awards as of December 30, 2017 was $82.6 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

A summary of the stock option activity under the Plans is presented below:

	Years Ended
	December 30,		December 31,		December 26,
	2017		2016		2015

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year ...............................................................................................................................................	353	$28.59	769	$28.00	1,367	$26.71
Granted ................................................................................................................................................................................	-	-	-	-	-	-
Exercised ..............................................................................................................................................................................	(198)	27.76	(416)	27.49	(598)	25.04
Forfeited ...............................................................................................................................................................................	-	-	-	-	-	-
Outstanding at end of year .......................................................................................................................................................	155	$29.65	353	$28.59	769	$28.00

Options exercisable at end of year ..............................................................................................................................................	155	$29.65	353	$28.59	769	$28.00

During the years ended December 30, 2017, December 31, 2016 and December 26, 2015, we did not grant any stock options.

The following table represents the intrinsic values of:

	As of
	December 30,	December 31,	December 26,
	2017	2016	2015
Stock options outstanding ................................................................................................................................	$6,256	$16,681	$38,882
Stock options exercisable ..................................................................................................................................	6,256	16,681	38,882

The total cash received as a result of stock option exercises for the years ended December 30, 2017, December 31, 2016 and December 26, 2015 was approximately $5.3 million, $11.4 million and $14.9 million.  In connection with these exercises, the tax benefits that we realized for the years ended December 30, 2017, December 31, 2016 and December 26, 2015 were $0.0 million, $23.4 million and $20.8 million.  We settle employee stock option exercises with newly issued common shares.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The total intrinsic value per share of restricted stock/units that vested was $83.16, $81.86 and $71.60 during the years ended December 30, 2017, December 31, 2016 and December 26, 2015.  The following table summarizes the status of our non-vested restricted stock/units for the year ended December 30, 2017:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .......................................................................................................................................................	1,339	$60.54
Granted ............................................................................................................................................................................................	297	85.29
Vested .............................................................................................................................................................................................	(376)	47.19
Forfeited ..........................................................................................................................................................................................	(27)	74.47
Outstanding at end of period ................................................................................................................................................................	1,233	$70.28	$69.88
	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .......................................................................................................................................................	1,849	$54.05
Granted ............................................................................................................................................................................................	251	82.30
Vested .............................................................................................................................................................................................	(852)	54.91
Forfeited ..........................................................................................................................................................................................	(22)	78.89
Outstanding at end of period ................................................................................................................................................................	1,226	$60.81	$69.88
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

Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options.  Matching contributions and administrative expenses related to these plans charged to operations during the years ended December 30, 2017, December 31, 2016 and December 26, 2015 amounted to $39.0 million, $33.9 million and $31.5 million.

Supplemental Executive Retirement Plan

We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees.  This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit.  Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan.  The amounts charged to operations during the years ended December 30, 2017, December 31, 2016 and December 26, 2015 amounted to $0.6 million, $0.3 million and $1.5 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Deferred Compensation Plan

During 2011, we began to offer a deferred compensation plan to a select group of management or highly compensated employees of the Company and certain associated companies. This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees.  The amounts charged to operations during the years ended December 30, 2017, December 31, 2016 and December 26, 2015 were approximately $5.0 million, $1.7 million and $0.1 million, respectively.

Note 17 – Commitments and Contingencies

Operating Leases

We lease facilities and equipment under non-cancelable operating leases expiring through 2033.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum annual rental payments under our non-cancelable operating leases as of December 30, 2017 were:

2018 .........................................................................................................................................................................................	$94,038
2019 .........................................................................................................................................................................................	75,235
2020 .........................................................................................................................................................................................	56,226
2021 .........................................................................................................................................................................................	41,751
2022 .........................................................................................................................................................................................	26,695
Thereafter ..................................................................................................................................................................................	64,674
Total minimum operating lease payments ...................................................................................................................................	$358,619

Total rental expense for the years ended December 30, 2017, December 31, 2016 and December 26, 2015 was $84.8 million, $79.6 million and $76.0 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Capital Leases

We lease certain equipment under capital leases.  Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 30, 2017 were:

2018 .........................................................................................................................................................................................	$1,678
2019 .........................................................................................................................................................................................	1,000
2020 .........................................................................................................................................................................................	426
2021 .........................................................................................................................................................................................	331
2022 .........................................................................................................................................................................................	297
Thereafter ..................................................................................................................................................................................	1,799
Total minimum capital lease payments .............................................................................................................................................	5,531
Less: Amount representing interest at 0.84% to 19.79%	(438)
Total present value of minimum capital lease payments................................................................................................................	$5,093

Purchase Commitments

In our health care distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution.  Future minimum annual payments for inventory purchase commitments as of December 30, 2017 were:

2018 .........................................................................................................................................................................................	$232,479
2019 .........................................................................................................................................................................................	296,751
2020 .........................................................................................................................................................................................	210,573
2021 .........................................................................................................................................................................................	124,069
2022 .........................................................................................................................................................................................	118,325
Thereafter ..................................................................................................................................................................................	-
Total minimum inventory purchase commitment payments............................................................................................................	$982,197

Litigation

Beginning in January 2016, class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”)and Henry Schein, Inc. Each of these complaints allege, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors.  Subject to certain exclusions, these classes seek to represent all persons who purchased dental supplies or equipment in the United States directly from any of the defendants or Burkhart Dental Supply Co. (“Burkhart”) since August 31, 2008.  Each class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to defend ourselves vigorously against these actions.

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act.  Archer alleges a conspiracy between Henry Schein, Inc., an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights.  On October 1, 2012, Henry Schein filed a motion for an order: (i) compelling

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Archer to arbitrate its claims against Henry Schein; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay.  On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration.  On June 10, 2013, Archer moved for reconsideration before the District Court judge.  On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay.  Defendants appealed the District Court’s order.  On December 21, 2017, the United States Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration.  On February 12, 2018, defendants filed an Application for Stay of Proceedings in the District Court in the Supreme Court of the United States, seeking to stay proceedings in the District Court pending a decision on defendants’ forthcoming petition for writ of certiorari.

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

On October 30, 2017, Archer filed a second amended complaint under seal, to add additional allegations that it believes support its claims.  The named parties and causes of action are the same as the August 1, 2017 amended complaint.   Trial is currently scheduled for May 2018.  We intend to defend ourselves vigorously against this action.

On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834.  Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental (“SourceOne”).  SourceOne had previously brought an antitrust lawsuit against the Company, Patterson and Benco which the Company settled in the second quarter of 2017 and which is described in the Company’s prior filings with the SEC.

IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne.  Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting.  Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On December 21, 2017, the District Court granted the defendants’ motion to dismiss.  On January 19, 2018, IQ Dental appealed the District Court’s order.  We intend to vigorously defend ourselves against this action.

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc.  The FTC alleges, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners.  The FTC alleges that defendants conspired in violation of Section 5 of the FTC Act.  The complaint seeks equitable relief only and does not seek monetary damages.  We deny the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups and intend to defend ourselves vigorously against this action. The Company believes this matter will not have a material adverse effect on our financial condition or results of operations.

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

As of December 30, 2017, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

Employment, Consulting and Non-Compete Agreements

We have definite-lived employment, consulting and non-compete agreements that have varying base aggregate annual payments for the years 2018 through 2022 and thereafter of approximately $18.7 million, $4.5 million, $1.5 million, $1.3 million and $0.1 million. We also have lifetime consulting agreements that provide for current compensation of $0.5 million per year, increasing $25 every fifth year with the next increase in 2022.  In addition, some agreements have provisions for additional incentives and compensation.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 18 – Quarterly Information (Unaudited)

The following tables present certain quarterly financial data:

	Quarters ended
	April 1,	July 1,	September 30,	December 30,
	2017 (2)	2017 (2)	2017 (2)	2017
Net sales .......................................................................................................................................................................................	$2,922,948	$3,059,458	$3,161,083	$3,318,054
Gross profit ....................................................................................................................................................................................	822,920	839,173	836,054	900,956
Operating income ............................................................................................................................................................................	193,968	210,662	213,548	241,191
Net income ....................................................................................................................................................................................	150,253	149,582	150,948	8,510

Amounts attributable to
Henry Schein, Inc.:
Net income (loss).............................................................................................................................................................................	140,748	136,055	138,031	(8,535)

Earnings (loss) per share attributable to
Henry Schein, Inc.:

Basic .......................................................................................................................................................................................	$0.89	$0.86	$0.88	$(0.06)
Diluted ....................................................................................................................................................................................	0.88	0.86	0.87	(0.06)
	Quarters ended
	March 26,	June 25,	September 24,	December 31,
	2016 (1) (2)	2016 (1) (2)	2016 (1) (2)	2016 (1) (2)
Net sales .......................................................................................................................................................................................	$2,712,956	$2,872,630	$2,865,148	$3,120,934
Gross profit ....................................................................................................................................................................................	777,842	801,469	787,675	859,487
Restructuring costs .........................................................................................................................................................................	4,058	20,383	5,370	16,080
Operating income ............................................................................................................................................................................	176,194	180,677	200,721	213,982
Net income ....................................................................................................................................................................................	124,533	133,098	145,291	153,473

Amounts attributable to
Henry Schein, Inc.:
Net income ....................................................................................................................................................................................	113,752	120,097	133,713	139,216

Earnings per share attributable to
Henry Schein, Inc.:

Basic .......................................................................................................................................................................................	$0.70	$0.74	$0.83	$0.88
Diluted ....................................................................................................................................................................................	0.69	0.73	0.82	0.86

(1)	See Note 10 - "Plans of Restructuring" for details of the restructuring costs incurred during the fiscal year of 2016.

(2)	See Item 5 - "Purchases of Equity Securities by the Issuer" for details of the 2-for-1 split of our common stock, during the third quarter of 2017.

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

•  changes in accounting principles; and

•  litigation or regulatory judgements, expenses or settlements

Any change in one or more of these or other factors could cause our annual or quarterly financial results to fluctuate.  If our financial results do not meet market expectations, our stock price may decline.

Note 19 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Years ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Interest .................................................................................................................................................................................	$49,311	$29,391	$24,033
Income taxes ..........................................................................................................................................................................	221,832	205,196	180,897

There was approximately $0.4 million, $63.8 million and $5.0 million of debt assumed as a part of the acquisitions for the years ended December 30, 2017, December 31, 2016 and December 26, 2015, respectively.  Debt assumed during the year ended December 31, 2016 primarily relates to the acquisitions of Dental Cremer S.A. and Dental Speed Graph. Debt assumed during the year ended December 26, 2015 relates to the acquisitions of scil, Kruuse and Dental Trey.

For the years ended December 30, 2017, December 31, 2016 and December 26, 2015, we had $(1.5) million, $(1.0) million and $2.1 million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively. During the year ended December 30, 2017, as part of business acquisitions, we increased our ownerships in subsidiaries through non-cash transactions of $17.6 million.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 30, 2017 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of continued acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended December 30, 2017, we completed the acquisition of a US dental business with approximate aggregate annual revenues of $16 million.  In addition, post-acquisition integration related activities continued for our global dental and animal health businesses acquired during prior quarters, representing aggregate annual revenues of approximately $511 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition.

Also, during the quarter ended December 30, 2017, we continued the phased implementation of a new equipment system for our U.S. dental business to centers representing approximate aggregate annual revenues of $159 million.  Additionally, we completed the implementation of a new ERP system at a dental business in Italy having approximate aggregate annual revenues of $49 million.  Finally, our U.S. medical business continued the phased implementation of a new sales commission application which now covers approximately $84 million of annual sales commission expense.

All acquisition integrations and systems implementations involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 30, 2017.

The effectiveness of our internal control over financial reporting as of December 30, 2017 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Henry Schein, Inc.

Melville, NY

Opinion on Internal Control over Financial Reporting

We have audited Henry Schein Inc.’s (the “Company’s”) internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 30, 2017 and December 31, 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and schedule and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

New York, NY

February 21, 2018

ITEM 9B.  Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors,” with respect to directors, and the first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees - Audit Committee,” with respect to corporate governance, in each case in our definitive 2018 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2017 Proxy Statement filed pursuant to Regulation 14A on April 10, 2017.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2018 Proxy Statement to be filed pursuant to Regulation 14A.

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

ITEM 11.   Executive Compensation

The information required by this item is hereby incorporated by reference to the Sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2018 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We maintain several stock incentive plans for the benefit of certain officers, directors and employees.  All active plans have been approved by our stockholders.  Descriptions of these plans appear in the notes to our consolidated financial statements.  The following table summarizes information relating to these plans as of December 30, 2017:

	Number of Common
	Shares to be Issued Upon	Weighted- Average	Number of Common
	Exercise of Outstanding	Exercise Price of	Shares Available for
Plan Category	Options and Rights	Outstanding Options	Future Issuances
Plans Approved by Stockholders .......................................................................................................................................................	155,516	$29.65	7,696,304
Plans Not Approved by Stockholders ..................................................................................................................................................	-	-	-
Total .......................................................................................................................................................................................	155,516	$29.65	7,696,304

The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2018 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and Committees – Independent Directors” in our definitive 2018 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.  Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2018 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)        List of Documents Filed as a Part of This Report:

1.	Financial Statements:
Our Consolidated Financial Statements filed as a part of this report are listed on the index on
Page 77.

2.	Financial Statement Schedules:
Schedule II – Valuation of Qualifying Accounts
No other schedules are required.

3.	Index to Exhibits:
See exhibits listed under Item 15(b) below.

(b)        Exhibits

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

3.6         Amended and Restated By-laws of Henry Schein, Inc., as amended (Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2017 filed on August 8, 2017.)

4.1           Amended and Restated Master Note Purchase Agreement dated September 15, 2017, by and among us, Metropolitan Life Insurance Company, MetLife Investment Advisors Company, LLC and each MetLife affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on September 18, 2017.)

4.2           Amended and Restated Master Note Facility dated September 15, 2017, by and among us, NYL Investors LLC and each New York Life affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 18, 2017.)

4.3           Amended and Restated Private Shelf Agreement dated September 15, 2017, by and among us, PGIM, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 18, 2017.)

10.1         Henry Schein, Inc. 1994 Stock Incentive Plan, as amended and restated effective as of March 27, 2007. (Incorporated by reference to Appendix A to our definitive 2007 Proxy Statement on Schedule 14A filed on April 10, 2007.)**

10.2         Amendment Number One to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.3         Amendment Number Two to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 28, 2009. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.4         Amendment Number Three to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of February 23, 2010. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.5         Amendment Number Four to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 18, 2011. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 filed on August 2, 2011.)**

10.6         Amendment Number Five to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 18, 2011. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 filed on August 2, 2011.)**

10.7         Henry Schein, Inc. 2013 Stock Incentive Plan, as amended and restated effective as of May 14, 2013. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.8         Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.9         Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.10       Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.11       Form of Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.12       Form of 2015 Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.13       Form of 2015 Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.14       Form of 2015 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.15       Form of 2015 Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.16       Form of 2016 Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.17       Form of 2016 Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.18       Form of 2016 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.19       Form of 2016 Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.20        Form of 2017 Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).  (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 filed on May 9, 2017.)**

10.21       Form of 2017 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).  (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 filed on May 9, 2017.)**

10.22       Form of 2017 Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).  (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 filed on May 9, 2017.)**

10.23       Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, as amended by Amendment Number One, effective as of May 25, 2004. (Incorporated by reference to Exhibit C to our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004.)**

10.24       Amendment Number Two to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.25       Amendment Number Three to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of May 10, 2010. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010 filed on August 2, 2010.)**

10.26       Amendment Number Four to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of February 27, 2014. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.27       Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed on July 29, 2015.)**

10.28       Form of 2016 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of June 22, 2015). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.29       Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2013 filed on November 5, 2013.)**

10.30       2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference to Appendix B to our definitive 2001 Proxy Statement on Schedule 14A filed on April 30, 2001.)**

10.31       Amendment Number One to the 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 24, 2005. (Incorporated by reference to Exhibit B to our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005.)**

10.32       Amendment Number Two to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of January 1, 2007. (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.33       Amendment Number Three to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of December 31, 2009. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.34       Amendment Number Four to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 14, 2013.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.35       Amendment Number Five to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, dated May 31, 2017.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2017.)**

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

10.41       Amendment Number Three to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 11, 2014.)**

10.42       Amendment Number Four to the Henry Schein, Inc. Deferred Compensation Plan.(Incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 21, 2017.)**

10.43       Henry Schein Management Team Performance Incentive Plan and Plan Summary, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.44       Amended and Restated Employment Agreement dated as of December 31, 2016, by and between us and Stanley M. Bergman.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 7, 2016.)**

10.45       Form of Performance-Based RSU Award Agreement for Stanley M. Bergman pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 7, 2016.)**

10.46       Form of Time-Based RSU Award Agreement for Stanley M. Bergman pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 7, 2016.)**

10.47       Employment Agreement dated as of April 5, 2016, by and between us and Karen Prange.(Incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 21, 2017.)**

10.48       Confidentiality and Non-Solicitation/Non-Compete Agreement dated as of April 5, 2016, by and between us and Karen Prange.(Incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 21, 2017.)**

10.49       Form of Amended and Restated Change in Control Agreement dated December 12, 2008 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Michael S. Ettinger, Mark Mlotek and Steven Paladino, respectively). (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.50       Form of Amendment to Amended and Restated Change in Control Agreement effective January 1, 2012 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Michael S. Ettinger, Mark Mlotek and Steven Paladino, respectively). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012.)**

10.51       Change in Control Agreement dated May 17, 2016 between us and Karen Prange. (Incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 21, 2017.)**

10.52       Credit Agreement, dated as of April 18, 2017, among the Company, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, U.S. Bank National Association, as syndication agent, joint lead arranger and joint bookrunner, together with the exhibits and schedules thereto.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2017.)

10.53       Omnibus Agreement, dated November 29, 2009, by and among us, National Logistics Services, LLC, Winslow Acquisition Company, Butler Animal Health Holding Company LLC, Butler Animal Health Supply, LLC, Oak Hill Capital Partners II, L.P., Oak Hill Capital Management Partners II, L.P., W.A. Butler Company, Burns Veterinary Supply, Inc. and certain other persons party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 30, 2009.)

10.54       Amendment No. 1 to the Omnibus Agreement, dated December 31, 2009, by and between us and Butler Animal Health Holding Company LLC. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2010.)

10.55       Put Rights Agreement, dated December 31, 2009, by and among us, Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company, LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 4, 2010.)

10.56       First Amendment dated December 1, 2010 to Put Rights Agreement among us, Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company, LLC. (Incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)

10.57       Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent and the various purchaser groups from time to time party thereto.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2013.)

10.58       Amendment No. 1 dated as of September 22, 2014 to the Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as agent and the various purchaser groups from time to time party thereto, as amended. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 26, 2014.)

10.59       Amendment No. 2 to Receivables Purchase Agreement, dated as of April 17, 2015, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2016 filed on August 4, 2016.)

10.60       Amendment No. 3 to Receivables Purchase Agreement, dated as of June 1, 2016, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2016 filed on August 4, 2016.)

10.61       Amendment No. 4 to Receivables Purchase Agreement, dated as of June 1, 2016, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto.  (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017 filed on November 6, 2017.)

10.62       Receivables Sale Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer.  (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 19, 2013.)

10.63       Omnibus Amendment No. 1, dated July 22, 2013, to Receivables Purchase Agreement dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent, and the various purchaser groups from time to time party thereto and Receivables Sales Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer.  (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed on August 6, 2013.)

10.64       Omnibus Amendment No. 2, dated April 21, 2014, to Receivables Purchase Agreement dated as of April 17, 2013, as amended, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent, and the various purchaser groups from time to time party thereto and Receivables Sales Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer. (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)

10.65       Form of Indemnification Agreement between us and certain directors and executive officers who are a party thereto (Barry J. Alperin, Lawrence S. Bacow, Ph.D., Paul Brons, Joseph L. Herring, Donald J. Kabat, Kurt P. Kuehn, Philip A. Laskawy, Carol Raphael, E. Dianne Rekow, DDS, Ph.D., Bradley T. Sheares, Ph.D., Gerald A. Benjamin, Stanley M. Bergman, James P. Breslawski, Michael S. Ettinger, David McKinley, Mark E. Mlotek, Steven Paladino, Karen Prange and Walter Siegel, respectively). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015 filed on November 4, 2015.)**

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
February 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer	February 21, 2018
Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial	February 21, 2018
Steven Paladino	Officer and Director (principal financial and
accounting officer)

/s/ JAMES P. BRESLAWSKI	Director	February 21, 2018
James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	February 21, 2018
Gerald A. Benjamin

/s/ MARK E. MLOTEK	Director	February 21, 2018
Mark E. Mlotek

/s/ BARRY J. ALPERIN	Director	February 21, 2018
Barry J. Alperin

/s/ LAWRENCE S. BACOW, PH. D.	Director	February 21, 2018
Lawrence S. Bacow, Ph. D.

/s/ PAUL BRONS	Director	February 21, 2018
Paul Brons

/s/ JOSEPH L. HERRING	Director	February 21, 2018
Joseph L. Herring

/s/ DONALD J. KABAT	Director	February 21, 2018
Donald J. Kabat

/s/ KURT P. KUEHN	Director	February 21, 2018
Kurt P. Kuehn

/s/ PHILIP A. LASKAWY	Director	February 21, 2018
Philip A. Laskawy

/s/ CAROL RAPHAEL	Director	February 21, 2018
Carol Raphael

/s/ E. DIANNE REKOW	Director	February 21, 2018
E. Dianne Rekow, DDS, Ph.D.

/s/ BRADLEY T. SHEARES, PH. D.	Director	February 21, 2018
Bradley T. Sheares, Ph. D.

Schedule II
Valuation and Qualifying Accounts
(in thousands)
		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning of	statement of	other		end of
Description	period	income (1)	accounts (2)	Deductions (3)	period

Year ended December 30, 2017:
Allowance for doubtful accounts,
sales returns and other ........................................................................................................................................	$90,329	$9,370	$13,599	$(6,706)	$106,592

Year ended December 31, 2016:
Allowance for doubtful accounts,
sales returns and other ........................................................................................................................................	$77,008	$2,647	$16,909	$(6,235)	$90,329

Year ended December 26, 2015:
Allowance for doubtful accounts,
sales returns and other ........................................................................................................................................	$80,671	$3,184	$1,124	$(7,971)	$77,008

(1)	Represents amounts charged to bad debt expense.

(2)	Amounts charged to net sales primarily relate to increases in allowances for sales returns.

(3)	Deductions primarily consist of fully reserved accounts receivable that have been written off.