Form 10-Q
period 2018-05-08
HENRY SCHEIN INC
filed 2018-05-08
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of May 2, 2018, there were 154,025,003 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Balance Sheets as of March 31, 2018 and December 30, 2017..................................................................................................................................................	3

	Statements of Income for the three months ended
	March 31, 2018 and April 1, 2017.......................................................................................................................................................................................	4

	Statements of Comprehensive Income for the three months ended
	March 31, 2018 and April 1, 2017.......................................................................................................................................................................................	5

	Statement of Changes in Stockholders' Equity for the three months ended
	March 31, 2018...	6

	Statements of Cash Flows for the three months ended
	March 31, 2018 and April 1, 2017.......................................................................................................................................................................................	7

	Notes to Consolidated Financial Statements..............................................................................................................................................................................	8
	Note 1 – Basis of Presentation..............................................................................................................................................................................................	8
	Note 2 – Accounting Pronouncements Adopted and Critical Accounting Policies and
	Estimates...	8
	Note 3 – Revenue from Contracts with Customers..............................................................................................................................................................	13
	Note 4 – Segment Data...	13
	Note 5 - Debt...	15
	Note 6 – Redeemable Noncontrolling Interests.....................................................................................................................................................................	17
	Note 7 – Comprehensive Income..........................................................................................................................................................................................	18
	Note 8 – Fair Value Measurements.......................................................................................................................................................................................	19
	Note 9 – Business Acquisitions............................................................................................................................................................................................	21
	Note 10 – Plans of Restructuring..........................................................................................................................................................................................	22
	Note 11 – Earnings Per Share................................................................................................................................................................................................	23
	Note 12 – Income Taxes...	23
	Note 13 – Derivatives and Hedging Activities......................................................................................................................................................................	24
	Note 14 – Stock-Based Compensation.................................................................................................................................................................................	25
	Note 15 – Supplemental Cash Flow Information.................................................................................................................................................................	27
	Note 16 – Legal Proceedings.................................................................................................................................................................................................	27
	Note 17 – Subsequent Events...............................................................................................................................................................................................	30

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations..................................................................................................................................................................	31

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk...............................................................................................................................................	53

ITEM 4.	Controls and Procedures...	54

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings...	55

ITEM 1A.	Risk Factors...	57

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.................................................................................................................................................	57

ITEM 6.	Exhibits...	58

	Signature...	59

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 30,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..............................................................................................................................................................	$99,235	$174,658
Accounts receivable, net of reserves of $57,351 and $53,832 ...................................................................................................................	1,576,390	1,522,807
Inventories, net .............................................................................................................................................................................	2,015,069	1,933,803
Prepaid expenses and other .............................................................................................................................................................	430,111	454,752
Total current assets ...............................................................................................................................................................	4,120,805	4,086,020
Property and equipment, net ................................................................................................................................................................	377,002	375,001
Goodwill ..........................................................................................................................................................................................	2,317,873	2,301,331
Other intangibles, net .........................................................................................................................................................................	649,465	669,641
Investments and other ........................................................................................................................................................................	449,731	432,002
Total assets ..........................................................................................................................................................................	$7,914,876	$7,863,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .........................................................................................................................................................................	$1,020,739	$1,153,012
Bank credit lines ............................................................................................................................................................................	954,140	741,653
Current maturities of long-term debt ..................................................................................................................................................	14,164	16,659
Accrued expenses:
Payroll and related .....................................................................................................................................................................	234,704	272,998
Taxes ......................................................................................................................................................................................	214,377	188,873
Other ......................................................................................................................................................................................	418,167	455,780
Total current liabilities ............................................................................................................................................................	2,856,291	2,828,975
Long-term debt .................................................................................................................................................................................	1,000,515	907,756
Deferred income taxes .........................................................................................................................................................................	54,453	50,431
Other liabilities ..................................................................................................................................................................................	421,684	420,285
Total liabilities ......................................................................................................................................................................	4,332,943	4,207,447

Redeemable noncontrolling interests .....................................................................................................................................................	670,017	832,138
Commitments and contingencies ...........................................................................................................................................................

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding ......................................................................................................................................................................	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
154,025,003 outstanding on March 31, 2018 and
153,690,146 outstanding on December 30, 2017 ................................................................................................................................	1,540	1,537
Retained earnings ..........................................................................................................................................................................	2,998,328	2,940,029
Accumulated other comprehensive loss .............................................................................................................................................	(97,888)	(130,067)
Total Henry Schein, Inc. stockholders' equity ..................................................................................................................................	2,901,980	2,811,499
Noncontrolling interests .................................................................................................................................................................	9,936	12,911
Total stockholders' equity .......................................................................................................................................................	2,911,916	2,824,410
Total liabilities, redeemable noncontrolling interests and stockholders' equity........................................................................................	$7,914,876	$7,863,995

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)
	Three Months Ended
	March 31,	April 1,
	2018	2017

Net sales ......................................................................................................................................................................................	$3,220,439	$2,922,948
Cost of sales .................................................................................................................................................................................	2,324,847	2,100,028
Gross profit ..........................................................................................................................................................................	895,592	822,920
Operating expenses:
Selling, general and administrative .................................................................................................................................................	685,688	628,952
Restructuring costs ....................................................................................................................................................................	3,762	-
Operating income ..................................................................................................................................................................	206,142	193,968
Other income (expense):
Interest income ..........................................................................................................................................................................	5,158	4,304
Interest expense ........................................................................................................................................................................	(17,538)	(11,430)
Other, net .................................................................................................................................................................................	(338)	(45)
Income before taxes and equity in earnings of affiliates .................................................................................................................	193,424	186,797
Income taxes .................................................................................................................................................................................	(47,764)	(38,630)
Equity in earnings of affiliates ..........................................................................................................................................................	2,971	2,086
Net income ...................................................................................................................................................................................	148,631	150,253
Less: Net income attributable to noncontrolling interests ...................................................................................................................	(8,413)	(9,505)
Net income attributable to Henry Schein, Inc. ......................................................................................................................................	$140,218	$140,748

Earnings per share attributable to Henry Schein, Inc.:

Basic .......................................................................................................................................................................................	$0.92	$0.89
Diluted ....................................................................................................................................................................................	$0.91	$0.88

Weighted-average common shares outstanding:
Basic .......................................................................................................................................................................................	153,106	157,715
Diluted ....................................................................................................................................................................................	154,130	159,758

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	Three Months Ended
	March 31,	April 1,
	2018	2017

Net income ...............................................................................................................................................................................	$148,631	$150,253

Other comprehensive income, net of tax:
Foreign currency translation gain...............................................................................................................................................	34,224	41,452

Unrealized loss from foreign currency hedging activities ................................................................................................................	(902)	(2,861)

Pension adjustment gain (loss)..................................................................................................................................................	(23)	84

Other comprehensive income, net of tax ..........................................................................................................................................	33,299	38,675
Comprehensive income ...............................................................................................................................................................	181,930	188,928
Comprehensive income attributable to noncontrolling interests:
Net income .......................................................................................................................................................................	(8,413)	(9,505)
Foreign currency translation gain ..........................................................................................................................................	(1,120)	(3,453)
Comprehensive income attributable to noncontrolling interests ...............................................................................................	(9,533)	(12,958)

Comprehensive income attributable to Henry Schein, Inc. ...................................................................................................................	$172,397	$175,970

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

						Accumulated
		Common Stock		Additional		Other		Total
		$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
		Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, December 30, 2017 ............................................................................................................................................................		153,690,146	$1,537	$-	$2,940,029	$(130,067)	$12,911	$2,824,410
Cumulative impact of adopting new accounting standards (Note 2)........................................................................................................................		-	-	-	2,594	-	-	2,594
Net income (excluding $8,324 attributable to Redeemable
noncontrolling interests) ...........................................................................................................................................................		-	-	-	140,218	-	89	140,307
Foreign currency translation gain (excluding $897
attributable to Redeemable noncontrolling interests) .................................................................................................................................		-	-	-	-	33,104	223	33,327
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $182............................................................................................................................................................		-	-	-	-	(902)	-	(902)
Pension adjustment loss, including tax benefit of $0......................................................................................................................................		-	-	-	-	(23)	-	(23)
Dividends paid ........................................................................................................................................................................		-	-	-	-	-	(161)	(161)
Other adjustments .....................................................................................................................................................................		-	-	7	-	-	779	786
Change in fair value of redeemable securities .............................................................................................................................................		-	-	(82,361)	-	-	-	(82,361)
Initial noncontrolling interests and adjustments related to
business acquisitions..............................................................................................................................................................		-	-	-	-	-	(3,905)	(3,905)
Stock issued upon exercise of stock options .............................................................................................................................................		151,516	2	3,020	-	-	-	3,022
Stock-based compensation expense .....................................................................................................................................................		430,330	4	8,750	-	-	-	8,754
Shares withheld for payroll taxes ........................................................................................................................................................		(246,989)	(3)	(16,391)	-	-	-	(16,394)
Settlement of stock-based compensation awards		-	-	(182)	-	-	-	(182)
Deferred tax benefit arising from acquisition of
noncontrolling interest in partnership...............................................................................................................................................	.......................................................................................................................................................................................................	-	-	2,644	-	-	-	2,644
Transfer of charges in excess of capital...................................................................................................................................................................		-	-	84,513	(84,513)	-	-	-
Balance, March 31, 2018 ...............................................................................................................................................................		154,025,003	$1,540	$-	$2,998,328	$(97,888)	$9,936	$2,911,916

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,	April 1,
	2018	2017

Cash flows from operating activities:
Net income .......................................................................................................................................................................................	$148,631	$150,253
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization ......................................................................................................................................................	52,085	44,749
Stock-based compensation expense ..............................................................................................................................................	8,754	8,497
Provision for losses on trade and other accounts receivable ...............................................................................................................	3,241	2,810
Provision for deferred income taxes ...............................................................................................................................................	3,522	13,496
Equity in earnings of affiliates ......................................................................................................................................................	(2,971)	(2,086)
Distributions from equity affiliates ................................................................................................................................................	3,548	3,038
Changes in unrecognized tax benefits ............................................................................................................................................	2,413	(10,876)
Other ......................................................................................................................................................................................	(4,811)	2,689
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ..............................................................................................................................................................	(45,620)	(97,493)
Inventories ...........................................................................................................................................................................	(63,875)	28,278
Other current assets ...............................................................................................................................................................	11,869	2,689
Accounts payable and accrued expenses ...................................................................................................................................	(187,730)	(198,635)
Net cash used in operating activities ......................................................................................................................................................	(70,944)	(52,591)

Cash flows from investing activities:
Purchases of fixed assets ....................................................................................................................................................................	(18,251)	(17,311)
Payments for equity investments and business
acquisitions, net of cash acquired .....................................................................................................................................................	(8,703)	(11,820)
Other ..............................................................................................................................................................................................	(8,212)	(5,549)
Net cash used in investing activities ......................................................................................................................................................	(35,166)	(34,680)

Cash flows from financing activities:
Proceeds from bank borrowings ............................................................................................................................................................	212,055	234,037
Proceeds from issuance of debt ............................................................................................................................................................	100,000	-
Debt issuance costs ...........................................................................................................................................................................	(30)	-
Principal payments for long-term debt ....................................................................................................................................................	(10,032)	(56,367)
Proceeds from issuance of stock upon exercise of stock options .................................................................................................................	3,022	3,952
Payments for repurchases of common stock ............................................................................................................................................	-	(50,006)
Payments for taxes related to shares withheld for employee taxes.................................................................................................................	(15,012)	(40,605)
Distributions to noncontrolling stockholders ..........................................................................................................................................	(811)	(3,264)
Acquisitions of noncontrolling interests in subsidiaries ............................................................................................................................	(261,433)	(4,089)
Net cash provided by financing activities ................................................................................................................................................	27,759	83,658

Effect of exchange rate changes on cash and cash equivalents ....................................................................................................................	2,928	4,120
Net change in cash and cash equivalents ................................................................................................................................................	(75,423)	507
Cash and cash equivalents, beginning of period .......................................................................................................................................	174,658	62,381
Cash and cash equivalents, end of period ...............................................................................................................................................	$99,235	$62,888

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

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 30, 2017.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 29, 2018.

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

Note 2 – Accounting Pronouncements Adopted and Critical Accounting Policies and Estimates

Accounting Pronouncements Adopted

       In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, Accounting Standards Codification (“ASC”) 606 (“Topic 606”).  We adopted the provisions of this standard as of December 31, 2017, on a modified retrospective basis.  We applied the requirements of the new standard only to contracts that were not completed as of the adoption date. We recorded an immaterial adjustment to the opening balance of retained earnings for the adoption of Topic 606. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

      The impact of the new standard on our consolidated statements of income, which we expect to be immaterial on an ongoing basis, is primarily related to software sales and sales commissions and is described as follows:

Software Sales

            For software licenses sold together with post contract support (PCS), we previously deferred software revenue if it did not have vendor-specific evidence of fair value of the PCS.  Under Topic 606, the concept of vendor-specific objective evidence (“VSOE”) is eliminated and there are no cases where revenue is deferred due to a lack of standalone selling price.  In addition, we previously recognized revenue from term licenses ratably over the contract term.  Under Topic 606, such licenses represent a right to use intellectual property and therefore require upfront recognition.  Furthermore, certain upfront fees related to service arrangements were previously deferred and

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

recognized over the estimated customer life.  Under Topic 606, the period over which we will recognize these fees is reduced as the upfront fee represents additional contract price which will be allocated to the performance obligations in the contract and recognized as those performance obligations are satisfied rather than being amortized over the estimated customer life. Based on the aforementioned changes, such software revenue will be recognized sooner than under the previous revenue recognition standard.

Sales Commissions

      We previously recognized sales commissions as an expense when incurred.  Under Topic 606, we defer such sales commissions as costs to obtain a contract when the costs are incremental and expected to be recovered.  Deferred sales commissions are amortized over the estimated customer relationship period.  We apply the practical expedient to expense, as incurred, commissions with an expected amortization period of one year or less.

       The impact of adoption on our consolidated balance sheet and income statement was as follows:

	Three Months Ended
	March 31, 2018
		Balances	Effect of
	As	Without Adoption	Change
Balance Sheet	Reported	of Topic 606	Increase/(Decrease)
Assets:
Prepaid expenses and other .........................................................................................................................................	$430,111	$430,851	$(740)
Investments and other ...............................................................................................................................................	449,731	448,278	1,453

Liabilities:
Accrued Expenses -Taxes............................................................................................................................................	$214,377	$214,102	$275
Accrued Expenses - Other ...........................................................................................................................................	418,167	420,620	(2,453)
Deferred Income Taxes ...............................................................................................................................................	54,453	53,879	574
Other Liabilities (Long-term) ........................................................................................................................................	421,684	422,075	(391)
Stockholders' equity:
Retained earnings .....................................................................................................................................................	$2,998,328	$2,995,620	$2,708

	Three Months Ended
	March 31, 2018
		Balances	Effect of
	As	Without Adoption	Change
Statement of Income	Reported	of Topic 606	Increase/(Decrease)
Revenues:
Dental ..............................................................................................................................................................................................	$1,547,799	$1,547,799	$-
Animal Health ...................................................................................................................................................................................	919,794	919,794	-
Medical ............................................................................................................................................................................................	640,400	640,400	-
Total healthcare distribution ................................................................................................................................................................	$3,107,993	$3,107,993	$-
Technology and value-added services ...................................................................................................................................................	112,446	112,485	(39)
Total revenues ..................................................................................................................................................................................	$3,220,439	$3,220,478	$(39)
Costs and expenses:
Cost of sales .....................................................................................................................................................................................	2,324,847	2,324,847	-
Selling, general and administrative .........................................................................................................................................................	685,688	685,189	499
Income taxes......................................................................................................................................................................................	47,764	47,806	(42)
.......................................................................................................................................................................................................
Net Income .......................................................................................................................................................................................	$148,631	$149,127	$(496)

             Additional information related to Topic 606 can be found below in “Critical Accounting Policies and Estimates” as well as in Note 3 – Revenue from Contracts with Customers.

            In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes, Intra-Entity Transfers of Assets

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Other Than Inventory” (“Topic 740”).  Topic 740 requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period which the transfer occurs.  Previously, companies were required to defer the income tax effects on intercompany transfer of assets until the asset has been sold to an outside party. On December 31, 2017, we adopted the guidance, which is effective for annual periods and related interim periods beginning after December 15, 2017 on a modified retrospective basis.  As a result of the adoption of Topic 740, we have recorded an immaterial adjustment to the opening balance of retained earnings and a reduction to prepaid assets.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting”. ASU No. 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  ASU 2017-09 requires modification accounting if the fair value, vesting conditions, or equity or liability classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  ASU 2017-09 was adopted on a prospective basis as of December 31, 2017 and did not have a material impact on the consolidated financial statements or disclosures as of March 31, 2018.

The cumulative effect of the changes made to our consolidated balance sheet as of December 31, 2017 related to Topic 606 and Topic 740 were as follows:

	Balance at	Adjustments	Adjustments	Balance at
	December 30,	Due To	Due To	December 31,
	2017	Topic 606	Topic 740	2017
Assets:
Prepaid expenses and other .........................................................................................................................................	$454,752	$119	$(610)	$454,261
Investments and other ...............................................................................................................................................	432,002	1,133	-	433,135

Liabilities:
Accrued Expenses - Taxes...........................................................................................................................................	$188,873	$437	$-	$189,310
Accrued Expenses - Other ...........................................................................................................................................	455,780	(2,615)	-	453,165
Deferred Income Taxes ...............................................................................................................................................	50,431	471	-	50,902
Other Liabilities (Long-term) ........................................................................................................................................	420,285	(246)	-	420,039

Stockholders' equity:
Retained earnings .....................................................................................................................................................	$2,940,029	$3,204	$(610)	$2,942,623

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 30, 2017, except as follows:

Revenue Recognition

On December 31, 2017, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after December 30, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods. Our revenue recognition accounting policies applied prior to adoption of Topic 606 are outlined in the financial statements in the 2017 Form 10-K. The disclosures included herein reflect our accounting policies under Topic 606.

We generate revenue from the sale of dental, animal health and medical consumable products, as well as equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other contra revenue adjustments are included in the transaction price at contract inception

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

by estimating the most-likely-amount based upon historical data and estimates and are provided for in the period in which the related sales are recognized.

Revenue derived from the sale of consumable products is recognized at a point in time when control transfers to the customer.Such sales typically entail high-volume, low-dollar orders shipped using third-party common carriers. We believe that the shipment date is the most appropriate point in time indicating  control has transferred to the customer because we have no post-shipment obligations and this is when legal title and risks and rewards of ownership transfer to the customer and the point at which we have an enforceable right to payment.

Revenue derived from the sale of equipment is recognized when  control transfers to the customer. This occurs when the equipment is delivered.  Such sales typically entail scheduled deliveries of large equipment primarily by equipment service technicians. Some equipment sales require minimal installation, which is typically completed at the time of delivery. Our product generally carries standard warranty terms provided by the manufacturer, however, in instances where we provide warranty labor services, the warranty costs are accrued in accordance with ASC 460 “Guarantees”.

Revenue derived from the sale of software products is recognized when products are shipped to customers or made available electronically. Such software is generally installed by customers and does not require extensive training due to the nature of its design.Revenue derived from post-contract customer support for software, including annual support and/or training is generally recognized over time using time elapsed as the input method that best depicts the transfer of control to the customer.

Revenue derived from other sources including freight charges, equipment repairs and financial services is recognized when the related product revenue is recognized or when the services are provided.  We apply the practical expedient to treat shipping and handling activities performed after the customer obtains control as fulfillment activities, rather than a separate performance obligation in the contract.

            Sales, value add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

            Certain of our revenue is derived from bundled arrangements that include multiple distinct performance obligations which are accounted for separately. The related revenue is recognized as follows. When we sell software products together with related services (i.e., training and technical support) we allocate revenue to software using the residual method, using an estimate of the standalone selling price to estimate the fair value of the undelivered elements.  There are no cases where revenue is deferred due to a lack of a standalone selling price. Bundled arrangements that include elements that are not considered software consist primarily of equipment and the related installation service.  We allocate revenue for such arrangements based on the relative selling prices of the goods or services. If an observable selling price is not available (i.e., we do not sell the goods or services separately), we use one of the following techniques to estimate the standalone selling price:  adjusted market approach, cost-plus approach or the residual method.  There is no specific hierarchy for the use of these methods, but the estimated selling price reflects our best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis taking into consideration the cost structure of our business, technical skill required, customer location and other market conditions.

Accounts Receivable

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

Contract Assets

            Contract assets include amounts related to any conditional right to consideration for work completed but not billed as of the reporting date and generally represent amounts owed to us by customers, but not yet billed. Contract assets are transferred to accounts receivable when the right becomes unconditional.  Current contract assets are included in Prepaid expenses and other and the non-current contract assets are included in Investments and other within our consolidated balance sheet.

Contract Liabilities

            Contract liabilities are comprised of advance payments and deferred revenue amounts. Contract liabilities are transferred to revenue once the performance obligation has been satisfied.  Current contract liabilities are included in Accrued expenses: Other and the non-current contract liabilities are included in Other liabilities within our consolidated balance sheet.

Deferred Commissions

            Sales commissions earned by our sales force that relate to long term arrangements are capitalized as costs to obtain a contract when the costs incurred are incremental and are expected to be recovered. Deferred sales commissions are amortized over the estimated customer relationship period.  We apply the practical expedient related to the capitalization of incremental costs of obtaining a contract, and recognize such costs as an expense when incurred if the amortization period of the assets that we would have recognized is one year or less.

Sales Returns

            Sales returns are recognized as a reduction of revenue by the amount of expected returns and are recorded as refund liability within current liabilities. We estimate the amount of revenue expected to be reversed to calculate the sales return liability based on historical data for specific products, adjusted as necessary for new products.  The allowance for returns is presented gross as a refund liability and we record an inventory asset (and a corresponding adjustment to cost of sales) for any goods or services that we expect to be returned.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3 – Revenue from Contracts with Customers

Revenue is recognized in accordance with the policies discussed in Note 2 - Accounting Pronouncements Adopted and Critical Accounting Policies and Estimates.

Disaggregation of Revenue

The following table disaggregates our revenue by segment and geography:

	Three Months Ended
	March 31, 2018
	North America	International	Global
Revenues:
Health care distribution..................................................................................................................................................................
Dental ....................................................................................................................................................................................	$904,282	$643,517	$1,547,799
Animal health ..........................................................................................................................................................................	458,178	461,616	919,794
Medical ..................................................................................................................................................................................	619,393	21,007	640,400
Total health care distribution..............................................................................................................................................	1,981,853	1,126,140	3,107,993
Technology and value-added services..............................................................................................................................................	91,319	21,127	112,446
Total revenues .........................................................................................................................................................................	$2,073,172	$1,147,267	$3,220,439

Contract Balances

Contract balances represent amounts presented in our consolidated balance sheet when either we have transferred goods or services to the customer or the customer has paid consideration to us under the contract. These contract balances include accounts receivable, contract assets and contract liabilities.

The contract assets primarily relate to our rights to consideration for work completed but not billed at the reporting date on contracts. The contract assets are transferred to receivables when the rights become unconditional. The contract assets primarily relate to our bundled arrangements for the sale of equipment and consumables and sales of term software licenses. Current and non-current contract asset balances as of December 31, 2017 and March 31, 2018 are not material.

The contract liabilities primarily relate to advance payments from customers and upfront payments for service arrangements provided over time. At December 31, 2017, the current portion of contract liabilities of $85.7 million was reported in the Accrued expenses: Other, and $5.2 million related to non-current contract liabilities were reported in Other liabilities.  During the three months ended March 31, 2018, we recognized $47.8 million of the amount previously deferred at December 31, 2017.  At March 31, 2018, the current and non-current portion of contract liabilities were $81.0 million and $5.2 million, respectively.

Note 4 – Segment Data

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

The following tables present information about our reportable and operating segments:

		Three Months Ended
		March 31,	April 1,
		2018	2017
Net Sales:
	Health care distribution (1):
	Dental ......................................................................................................................................................................................	$1,547,799	$1,405,158
	Animal health ............................................................................................................................................................................	919,794	812,939
	Medical ....................................................................................................................................................................................	640,400	598,886
	Total health care distribution ...................................................................................................................................................	3,107,993	2,816,983
	Technology and value-added services (2)............................................................................................................................................	112,446	105,965
	Total .......................................................................................................................................................................................	$3,220,439	$2,922,948

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

		Three Months Ended
		March 31,	April 1,
		2018	2017
Operating Income:
	Health care distribution ...................................................................................................................................................................	$174,078	$162,707
	Technology and value-added services ...............................................................................................................................................	32,064	31,261
	Total .......................................................................................................................................................................................	$206,142	$193,968

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 5 – Debt

Bank Credit Lines

On April 18, 2017, we entered into a new $750 million revolving credit agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of March 31, 2018 and December 30, 2017, the borrowings on this revolving credit facility were $525.0 million and $320.0 million, respectively.  As of March 31, 2018 and December 30, 2017, there were $11.1 million and $11.3 million of letters of credit, respectively, provided to third parties under the credit facility.

As of March 31, 2018 and December 30, 2017, we had various other short-term bank credit lines available, of which $429.1 million and $421.7 million, respectively, were outstanding.  At March 31, 2018 and December 30, 2017, borrowings under all of our credit lines had a weighted average interest rate of 2.59% and 2.27%, respectively.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The components of our private placement facility borrowings as of March 31, 2018 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	28,571	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(408)
	$628,163

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  On July 6, 2017, we extended the expiration date of this facility agreement to April 29, 2020.  The borrowings outstanding under this securitization facility were $350.0 million as of both March 31, 2018 and December 30, 2017, respectively.  At March 31, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 197 basis points plus 75 basis points, for a combined rate of 2.72%.  At December 30, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 153 basis points plus 75 basis points, for a combined rate of 2.28%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Long-term debt

Long-term debt consisted of the following:

	March 31,	December 30,
	2018	2017
Private placement facilities ...........................................................................................................................................................	$628,163	$535,295
U.S. trade accounts receivable securitization ....................................................................................................................................	350,000	350,000
Various collateralized and uncollateralized loans payable with interest in varying installments through 2022 at interest rates
ranging from 2.56% to 4.38% at March 31, 2018 and
ranging from 2.56% to 12.90% at December 30, 2017 ........................................................................................................................	31,578	34,027
Capital lease obligations payable through 2029 with interest rates ranging from 0.07% to 19.79% at March 31, 2018 and
ranging from 0.84% to 19.79% at December 30, 2017 ........................................................................................................................	4,938	5,093
Total .......................................................................................................................................................................................	1,014,679	924,415
Less current maturities ................................................................................................................................................................	(14,164)	(16,659)
Total long-term debt ..............................................................................................................................................................	$1,000,515	$907,756

Note 6 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the Redeemable noncontrolling interests for the three months ended March 31, 2018 and the year ended December 30, 2017 are presented in the following table:

	March 31,	December 30,
	2018	2017
Balance, beginning of period ....................................................................................................................................................	$832,138	$607,636
Decrease in redeemable noncontrolling interests due to
redemptions .....................................................................................................................................................................	(262,938)	(48,669)
Increase in redeemable noncontrolling interests due to business
acquisitions......................................................................................................................................................................	10,604	78,939
Net income attributable to redeemable noncontrolling interests .......................................................................................................	8,324	52,203
Dividends declared ................................................................................................................................................................	(1,369)	(28,161)
Effect of foreign currency translation gain attributable to
redeemable noncontrolling interests ......................................................................................................................................	897	7,461
Change in fair value of redeemable securities ...............................................................................................................................	82,361	162,729
Balance, end of period ............................................................................................................................................................	$670,017	$832,138

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

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	March 31,	December 30,
	2018	2017
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment ...........................................................................................................	$(4,667)	$(5,564)

Attributable to noncontrolling interests:
Foreign currency translation adjustment ...........................................................................................................	$762	$539

Attributable to Henry Schein, Inc.:
Foreign currency translation loss .........................................................................................................................	$(79,335)	$(112,439)
Unrealized loss from foreign currency hedging activities ...........................................................................................	(1,684)	(782)
Unrealized investment loss .................................................................................................................................	(3)	(3)
Pension adjustment loss ....................................................................................................................................	(16,866)	(16,843)
Accumulated other comprehensive loss ............................................................................................................	$(97,888)	$(130,067)

Total Accumulated other comprehensive loss ............................................................................................................	$(101,793)	$(135,092)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended
	March 31,	April 1,
	2018	2017
Net income .........................................................................................................................................................................	$148,631	$150,253

Foreign currency translation gain ............................................................................................................................................	34,224	41,452
Tax effect ...........................................................................................................................................................................	-	-
Foreign currency translation gain ............................................................................................................................................	34,224	41,452

Unrealized loss from foreign currency hedging activities ..............................................................................................................	(1,084)	(3,078)
Tax effect ...........................................................................................................................................................................	182	217
Unrealized loss from foreign currency hedging activities ..............................................................................................................	(902)	(2,861)

Pension adjustment gain (loss)................................................................................................................................................	(23)	55
Tax effect ...........................................................................................................................................................................	-	29
Pension adjustment gain (loss)................................................................................................................................................	(23)	84
Comprehensive income .........................................................................................................................................................	$181,930	$188,928

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

During the three months ended March 31, 2018 and April 1, 2017, we recognized as a component of our comprehensive income, a foreign currency translation gain of $34.2 million and $41.5 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period. Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.  The foreign currency translation gain (loss) during the three months ended March 31, 2018 and three months ended April 1, 2017 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain
	for the Three			for the Three
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	March 31,	March 31,	December 30,	April 1,	April 1,	December 31,
Currency	2018	2018	2017	2017	2017	2016
Euro ...........................................................................................................................................................................................	23,277	1.23	1.20	11,848	1.07	1.05
British Pound ...............................................................................................................................................................................	12,688	1.40	1.35	4,606	1.25	1.23
Australian Dollar ..........................................................................................................................................................................	(3,549)	0.77	0.78	10,716	0.76	0.72
Canadian Dollar ............................................................................................................................................................................	(3,831)	0.77	0.80	812	0.75	0.74
Polish Zloty .................................................................................................................................................................................	712	0.29	0.29	2,639	0.25	0.24
Swiss Franc .................................................................................................................................................................................	1,545	1.04	1.03	1,156	1.00	0.98
Brazilian Real................................................................................................................................................................................	(694)	0.30	0.30	5,638	0.32	0.31
All other currencies .......................................................................................................................................................................	4,076			4,037
Total .......................................................................................................................................................................................	$34,224			$41,452

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended
	March 31,	April 1,
	2018	2017
Comprehensive income attributable to
Henry Schein, Inc. ....................................................................................................................................................	$172,397	$175,970
Comprehensive income attributable to
noncontrolling interests .............................................................................................................................................	312	200
Comprehensive income attributable to
Redeemable noncontrolling interests ............................................................................................................................	9,221	12,758
Comprehensive income ..................................................................................................................................................	$181,930	$188,928

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

Debt

The fair value of our debt, including bank credit lines, as of March 31, 2018 and December 30, 2017 was estimated at $1,968.8 million and $1,666.1 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2018 and December 30, 2017:

	March 31, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$1,797	$-	$1,797
Total assets .....................................................................................................................................................................	$-	$1,797	$-	$1,797

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$1,544	$-	$1,544
Total liabilities ..................................................................................................................................................................	$-	$1,544	$-	$1,544

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$670,017	$670,017
*CS				*CE

	December 30, 2017
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$11,799	$-	$11,799
Total assets .....................................................................................................................................................................	$-	$11,799	$-	$11,799

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$2,089	$-	$2,089
Total liabilities ..................................................................................................................................................................	$-	$2,089	$-	$2,089

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$832,138	$832,138

Note 9 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We did not complete any material acquisitions during the three months ended March 31, 2018.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the three months ended March 31, 2018 and April 1, 2017, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

Subject to approval by our Board of Directors (or a committee thereof), management is currently developing a new restructuring plan that, among other things, takes into consideration the effect on the Company of the planned spin-off and merger of the animal health business (see Note 17 – Subsequent Events).  During the three months ended March 31, 2018, we recorded restructuring costs of $3.8 million for certain redundancies.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 31, 2018 and during our 2017 fiscal year and the remaining accrued balance of restructuring costs as of March 31, 2018, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 31, 2016 ..................................................................................................................................................................	$22,354	$2,454	$895	$25,703
Provision ..........................................................................................................................................................................................	-	-	-	-
Payments and other adjustments ...........................................................................................................................................................	(19,136)	(1,139)	(871)	(21,146)
Balance, December 30, 2017 ..................................................................................................................................................................	$3,218	$1,315	$24	$4,557
Provision ..........................................................................................................................................................................................	3,759	-	3	3,762
Payments .........................................................................................................................................................................................	(4,099)	(164)	(14)	(4,277)
Balance, March 31, 2018 ......................................................................................................................................................................	$2,878	$1,151	$13	$4,042
.......................................................................................................................................................................................................

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 31, 2018 and the 2017 fiscal year and the remaining accrued balance of restructuring costs as of March 31, 2018:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 31, 2016 ....................................................................................................................................................	$25,238	$465	$25,703
Provision ............................................................................................................................................................................	-	-	-
Payments and other adjustments .............................................................................................................................................	(20,681)	(465)	(21,146)
Balance, December 30, 2017 ....................................................................................................................................................	$4,557	$-	$4,557
Provision ............................................................................................................................................................................	3,644	118	3,762
Payments ............................................................................................................................................................................	(4,165)	(112)	(4,277)
Balance, March 31, 2018 .........................................................................................................................................................	$4,036	$6	$4,042

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	March 31,	April 1,
	2018	2017
Basic .......................................................................................................................................................................................	153,106	157,715
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units .............................................................................................................	1,024	2,043
Diluted ....................................................................................................................................................................................	154,130	159,758

Note 12 – Income Taxes

For the three months ended March 31, 2018 and April 1, 2017, our effective tax rate was 24.7% and 20.7%.  The difference between our effective tax rate and the federal statutory tax rate for the three months ended March 31, 2018 primarily relates to state and foreign income taxes and interest expense.  The difference between our effective tax rate and the federal statutory tax rate for the three months ended April 1, 2017 primarily relates to the adoption of ASU No. 2016-09, “Stock Compensation” (Topic 718) (“ASU 2016-09”) in the first quarter of 2017, as well as state and foreign income taxes and interest expense.

Under ASU 2016-09, all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes are included as a component of income tax expense beginning January 1, 2017.  Prior to the implementation of ASU 2016-09, excess tax benefits were recorded as a component of Additional paid in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits or in the income statement if there were no accumulated excess tax benefits.  For the three months ended March 31, 2018 and April 1, 2017, the application of ASU No. 2016-09 reduced income tax expense by approximately $1.0 million and $17.0 million.

On December 22, 2017, the U.S. government passed the Tax Act.  The Tax Act is comprehensive tax legislation effective January 1, 2018 that implements complex changes to the U.S tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21%, modification of accelerated depreciation, the repeal of the domestic manufacturing deduction and changes to the limitations of the deductibility of interest.  The Tax Act also includes provisions to tax global intangible low-taxed income (“GILTI”), Foreign Derived Intangible Income (“FDII”), a base erosion and anti-abuse tax (“BEAT”) that imposes tax on certain foreign related-party payments, and IRC Section 163(j) interest limitation (Interest Limitation).  We are subject to the GILTI, FDII, BEAT and Interest Limitation provisions effective January 1, 2018.  Under Topic 740, we have reasonably estimated the impact of each provision of the Tax Act on our effective tax rate, and as a result, we have recorded an estimate for the GILTI provision in our effective tax rate for the three months ended March 31, 2018.  For the BEAT, FDII and Interest Limitation computations, we have not recorded an estimate in our effective tax rate for the three months ended March 31, 2018 because we currently estimate that these provisions of the Tax Act will not apply in 2018. Due to the complexity of the new GILTI tax rules and uncertainty of the application of the foreign tax credit rules in relation to GILTI, we are continuing to evaluate the tax impact of the GILTI provision and expect to finalize and record any resulting adjustments as we gather additional information.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Due to the complexities of the Tax Act, the Staff of the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) that requires us to record a provisional amount for any income tax effects of the Tax Act in accordance with Topic 740, to the extent that a reasonable estimate can be made.  SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

As we continue to complete our analysis of the Tax Act, the ultimate impacts may differ from our estimates, possibly materially, due to additional guidance from the U.S. Department of Treasury, updates or changes in our  assumptions, revision of accounting standards for income taxes or related interpretations and future information that may become available.  In the fourth quarter of 2017, we recorded provisional amounts for income tax effects of the Tax Act that we could reasonably estimate.  This included the one-time transition tax that we estimated to be $140.0 million and a net deferred tax expense of $3.0 million attributable to the revaluation of deferred tax assets and liabilities due to the lower enacted federal income tax rate of 21%.  For the three months ended March 31, 2018, no material adjustments were recorded.  We currently anticipate finalizing and recording any resulting adjustments by the quarter ended September 29, 2018.  If the information necessary to finalize and record the related tax impacts are available prior to the quarter ended September 29, 2018, we will book these impacts accordingly.

The total amount of unrecognized tax benefits as of March 31, 2018 was approximately $108.6 million, of which $82.1 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of Other liabilities within our consolidated balance sheets, were approximately $14.4 million and $0.0, respectively, as of March 31, 2018.

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2008 and forward for certain states and certain foreign jurisdictions.  In 2016, we reached a settlement on a portion of the IRS audit of tax years 2012 and 2013, and we filed a Mutual Agreement Procedure request with the IRS for assistance from the U.S. Competent Authority for an open transfer pricing issue which resulted in a partial settlement during the quarter ended December 30, 2017.  During the quarter ended July 1, 2017, we filed a protest with the Appellate Division regarding the remaining open audit issues for the years 2012 and 2013.  We do not expect this to have a material effect on our consolidated financial position, liquidity or results of operations.

Note 13 – Derivatives and Hedging Activities

We are exposed to market risks as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to the credit risk.  We attempt to minimize these risks by primarily using foreign currency forward contracts and by maintaining counter-party credit limits.  These hedging activities provide only limited protection against currency exchange and credit risks.  Factors that could influence the effectiveness of our hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets.  All foreign currency forward contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure.  We do not enter into such contracts for speculative purposes and we manage our credit risks by diversifying our counterparties, maintaining a strong balance sheet and having multiple sources of capital.

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

Note 14 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $8.8 million ($6.6 million after-tax) and $8.5 million ($6.7 million after-tax) for the three months ended March 31, 2018 and April 1, 2017, respectively.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The Plans provide for adjustments to the performance-based restricted stock/units targets for significant events, including, without limitation, acquisitions, divestitures, new business ventures, certain capital transactions (including share repurchases), restructuring costs, if any, certain litigation settlements or payments, if any, changes in accounting principles or in applicable laws or regulations and foreign exchange fluctuations.  Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon our estimation of achieving such performance targets.  The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics as defined under the Plans.

Total unrecognized compensation cost related to non-vested awards as of March 31, 2018 was $118.6 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

The following table summarizes stock option activity under the Plans during the three months ended March 31, 2018:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period ............................................................................................................................................	155	$29.65
Granted ................................................................................................................................................................................	-	-
Exercised ..............................................................................................................................................................................	(151)	29.85
Forfeited ...............................................................................................................................................................................	-	-
Outstanding at end of period ....................................................................................................................................................	4	$22.31	0.7	$180

Options exercisable at end of period ...........................................................................................................................................	4	$22.31	0.7	$180

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following tables summarize the activity of our non-vested restricted stock/units for the three months ended March 31, 2018:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	1,233	$70.28
Granted ..................................................................................................................................................................................	345	65.39
Vested ...................................................................................................................................................................................	(282)	61.50
Forfeited ................................................................................................................................................................................	(11)	80.96
Outstanding at end of period ......................................................................................................................................................	1,285	$70.80	$67.21

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	1,226	$60.81
Granted ..................................................................................................................................................................................	410	67.65
Vested ...................................................................................................................................................................................	(398)	70.68
Forfeited ................................................................................................................................................................................	(10)	83.64
Outstanding at end of period ......................................................................................................................................................	1,228	$57.81	$67.21

Note 15 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Three Months Ended
	March 31,	April 1,
	2018	2017
Interest..................................................................................................................................................................................	$17,322	$10,852
Income taxes...........................................................................................................................................................................	22,795	29,018

During the three months ended March 31, 2018 and April 1, 2017, we had $1.1 million and $3.1 million of non-cash net unrealized losses related to foreign currency hedging activities, respectively.  During the first quarter of 2018, as part of a business acquisition, we increased our ownership in a subsidiary through a non-cash transaction of $1.3 million.

Note 16 – Legal Proceedings

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act.  Archer alleges a conspiracy between Henry Schein, Inc., an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights.  On October 1, 2012, Henry Schein filed a motion for an order: (i) compelling Archer to arbitrate its claims against Henry Schein; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay.  On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration.  On June 10, 2013, Archer moved for reconsideration before the District Court judge.  On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay.  Defendants appealed the District Court’s order.  On December 21, 2017, the United States Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration.  On February 12, 2018, defendants filed an Application for Stay of Proceedings in the District Court in the Supreme Court of the United States, seeking to stay proceedings in the District Court pending a decision on defendants’ forthcoming petition for writ of certiorari.  On March 2, 2018, the Supreme Court of the United States granted a stay of proceedings.  On March 9, 2018, Henry Schein and the Danaher Defendants filed a writ of certiorari, which is pending.

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

On October 30, 2017, Archer filed a second amended complaint, to add additional allegations that it believes support its claims.  The named parties and causes of action are the same as the August 1, 2017 amended complaint.  We intend to defend ourselves vigorously against this action.

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

IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne.  Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting.  Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On December 21, 2017, the District Court granted the defendants’ motion to dismiss.  On January 19, 2018, IQ Dental appealed the District Court’s order.  The appeal is pending.  We intend to vigorously defend ourselves against this action.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc.  The FTC alleges, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners.  The FTC alleges that defendants conspired in violation of Section 5 of the FTC Act.  The complaint seeks equitable relief only and does not seek monetary damages.  We deny the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups and intend to defend ourselves vigorously against this action. A hearing before an administrative law judge is scheduled for October 12, 2018.  We believe this matter will not have a material adverse effect on our financial condition or results of operations.

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Stanley M. Bergman and  Steven Paladino in the United States District Court for the Eastern District of New York, Case No. 1:18-cv-01428.  The complaint seeks to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased publicly traded Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”).  The complaint alleges, among other things, that Defendants made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period including matters relating to the issues in the antitrust class actions and the FTC action described above, thereby causing Plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities.  The complaint seeks unspecified monetary damages and a jury trial  Pursuant to the  provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), plaintiff’s counsel published notice of the commencement of this action, and thereby provided notice of the 60-day period during which any putative class member could apply to be lead plaintiff under the PSLRA.  The court’s appointment of a lead plaintiff and lead counsel pursuant to the PSLRA is pending. We intend to vigorously defend ourselves against this action.

On May 3, 2018, a class action complaint, Marion Diagnostic Center, LLC v. Dickinson, and Co., 3:18-cv-01509 (S.D. Ill), was filed in the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Vizient, Inc. (“Vizient”); Cardinal Health, Inc. (“Cardinal”); Owens & Minor Inc. (“O&M”); and Henry Schein, Inc.  The complaint alleges that the defendants entered into a vertical conspiracy to force healthcare providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and that inflate the prices of certain Becton products to above-competitive levels.  The named plaintiffs seek to represent three separate classes consisting of all healthcare providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Cardinal, O&M, or the Company on or after May 3, 2014.  The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to defend ourselves vigorously against this action.

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

As of March 31, 2018, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 17 – Subsequent Events

On April 3, 2018, we announced a joint venture with Internet Brands, a provider of web presence and online marketing software, to create a newly formed entity, Henry Schein One.  The joint venture will include Henry Schein Practice Solutions products and services, as well as Henry Schein’s international dental practice management systems and the dental businesses of Internet Brands.  We will have an initial ownership of 74% of the joint venture and Internet Brands will own the remaining 26% minority interest.  Beginning with the second anniversary of the effective date of the formation of the joint venture, Henry Schein One will issue additional shares to Internet Brands through the fifth anniversary of the effective date, thereby increasing Internet Brands’ ownership by approximately 7.6%.  Internet Brands will also be entitled to receive additional shares, in the aggregate up to approximately 1.6% of the joint venture’s ownership, if certain operating targets are met by the joint venture in its fourth, fifth and sixth operating years.  Senior management from Henry Schein and Internet Brands will serve on the board of Henry Schein One.  The combined entity, which will serve markets globally, had pro-forma 2017 sales of approximately $400 million, of which approximately $100million originated at Internet Brands.  We expect to complete the transaction in the second quarter of 2018, subject to certain pre-closing conditions.

On April 23, 2018, we announced that we entered into a definitive agreement with HS Spinco, Inc., a direct, wholly owned subsidiary of  Henry Schein (“Spinco”), and Direct Vet Marketing, Inc. (d/b/a Vets First Choice) (“DVM”) to create a newly formed company, Vets First Corp.  The transaction, which is structured as a stock-for-stock “Reverse Morris Trust” transaction, is intended to be tax-free to Henry Schein stockholders for U.S. tax purposes.  As part of this transaction, subject to the terms and conditions set forth in certain definitive agreements, we will contribute the assets and entities comprising our animal health business to Spinco.  In exchange for the contribution to Spinco of our animal health business, Spinco will issue to Henry Schein shares of common stock, par value $0.01per share, of Spinco (the “Spinco Common Stock”).  We will subsequently distribute to our stockholders all of the shares of Spinco Common Stock held by us (the “Distribution”).  Immediately after the Distribution, HS Merger Sub, Inc., a wholly owned subsidiary of Spinco, will merge with and into DVM, with DVM surviving the merger as a wholly owned subsidiary of Spinco.  Upon consummation of these transactions, on a fully-diluted basis, the stockholders of the Henry Schein and, if applicable, certain minority holders of our animal health subsidiaries that are contributed to Spinco in exchange for their interests in these subsidiaries will own approximately 63% of the outstanding shares of Spinco Common Stock and the then former stockholders of DVM will own approximately 37% of the outstanding shares of Spinco Common Stock, subject to certain adjustments.

Additionally, we expect to receive between $1.0billion and $1.25 billion in cash on a tax-free basis as part of the transaction. We plan to use the proceeds for general corporate purposes, including share repurchases and repayment of indebtedness.

The transaction has been unanimously approved by our Board of Directors and the Board of Directors of DVM, and is expected to close by the end of 2018. It is also subject to customary closing conditions, including customary regulatory approvals, the receipt of tax opinions from counsel with respect to the transaction and the effectiveness of the registration statement on Form S-1/S-4 to be filed with the SEC in connection with the transaction.

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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive and consolidating market; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-party shippers; general global macro-economic conditions; risks associated with currency fluctuations; risks associated with political and economic uncertainty; disruptions in financial markets; volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our global operations; transitional challenges associated with acquisitions and joint ventures, including the failure to achieve anticipated synergies; financial risks associated with acquisitions and joint ventures; litigation risks; new or unanticipated litigation developments; the dependence on our continued product development, technical support and successful marketing in the technology segment; our dependence on third parties for certain technologically advanced components; increased competition by third party online commerce sites; risks from disruption to our information systems; cyberattacks or other privacy or data security breaches; certain provisions in our governing documents that may discourage third-party acquisitions of us; changes in tax legislation; and risks associated with the ability to consummate the Henry Schein One joint venture transaction and the spin-off and merger of our animal health business with DVM and the timing of the closing of these transactions, as well as the ability to realize anticipated benefits and synergies of these transactions. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

Recent Developments

On April 3, 2018, we announced a joint venture with Internet Brands, a provider of web presence and online marketing software, to create a newly formed entity, Henry Schein One.  The joint venture will include Henry Schein Practice Solutions products and services, as well as Henry Schein’s international dental practice management systems and the dental businesses of Internet Brands.  We will have an initial ownership of 74% of the joint venture and Internet Brands will own the remaining 26% minority interest.  Beginning with the second anniversary of the effective date of the formation of the joint venture, Henry Schein One will issue additional shares to Internet Brands through the fifth anniversary of the effective date, thereby increasing Internet Brands’ ownership by approximately 7.6%.  Internet Brands will also be entitled to receive additional shares, in the aggregate up to approximately 1.6% of the joint venture’s ownership, if certain operating targets are met by the joint venture in its fourth, fifth and sixth operating years.  Senior management from Henry Schein and Internet Brands will serve on the board of Henry Schein One.  The combined entity, which will serve markets globally, had pro-forma 2017 sales of approximately $400 million, of which approximately $100 million originated at Internet Brands.  We expect to complete the transaction in the second quarter of 2018, subject to certain pre-closing conditions.

On April 23, 2018, we announced that we entered into a definitive agreement with HS Spinco, Inc., a direct, wholly owned subsidiary of  Henry Schein (“Spinco”), and Direct Vet Marketing, Inc. (d/b/a Vets First Choice) (“DVM”) to create a newly formed company, Vets First Corp.  The transaction, which is structured as a stock-for-stock “Reverse Morris Trust” transaction, is intended to be tax-free to Henry Schein stockholders for U.S. tax purposes.  As part of this transaction, subject to the terms and conditions set forth in certain definitive agreements, we will contribute the assets and entities comprising our animal health business to Spinco.  In exchange for the contribution to Spinco of our animal health business, Spinco will issue to Henry Schein shares of common stock, par value $0.01 per share, of Spinco (the “Spinco Common Stock”).  We will subsequently distribute to our stockholders all of the shares of Spinco Common Stock held by us (the “Distribution”).  Immediately after the Distribution, HS Merger Sub, Inc., a wholly owned subsidiary of Spinco, will merge with and into DVM, with DVM surviving the merger as a wholly owned subsidiary of Spinco.  Upon consummation of these transactions, on a fully-diluted basis, the stockholders of the Henry Schein and, if applicable, certain minority holders of our animal health subsidiaries that are contributed to Spinco in exchange for their interests in these subsidiaries will own approximately 63% of the outstanding shares of Spinco Common Stock and the then former stockholders of DVM will own approximately 37% of the outstanding shares of Spinco Common Stock, subject to certain adjustments.

Additionally, we expect to receive between $1.0 billion and $1.25 billion in cash on a tax-free basis as part of the transaction. We plan to use the proceeds for general corporate purposes, including share repurchases and repayment of indebtedness.

The transaction has been unanimously approved by our Board of Directors and the Board of Directors of DVM, and is expected to close by the end of 2018. It is also subject to customary closing conditions, including customary regulatory approvals, the receipt of tax opinions from counsel with respect to the transaction and the effectiveness of the registration statement on Form S-1/S-4 to be filed with the U.S. Securities and Exchange Commission (the “SEC”) in connection with the transaction.

Executive-Level Overview

We believe we are the world’s largest provider of health care products and services primarily to office-based dental, animal health and medical practitioners.  We serve more than 1 million customers worldwide including dental practitioners and laboratories, animal health clinics and physician practices, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 86 years of experience distributing health care products.

We are headquartered in Melville, New York, employ more than 22,000 people (of which more than 11,800 are based outside the United States) and have operations or affiliates in 34 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

Industry Consolidation

The health care products distribution industry, as it relates to office-based health care practitioners, is fragmented and diverse.  This industry, which encompasses the dental, animal health and medical markets, was estimated to produce revenues of approximately $45 billion in 2018 in the global markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

According to the U.S. Census Bureau’s International Data Base, in 2018 there were more than six million Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care services.  By the year 2050, that number is projected to nearly triple to approximately 19 million.  The population aged 65 to 84 years is projected to increase approximately 50% during the same time period.

As a result of these market dynamics, annual expenditures for health care services continue to increase in the United States.  We believe that demand for our products and services will grow, while continuing to be impacted by current and future operating, economic and industry conditions.  The Centers for Medicare and Medicaid Services, or CMS,  published “National Health Expenditure Projections 2017-2026” indicating that total national health care spending reached approximately $3.5 trillion in 2017, or 18.0% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States.  Health care spending is projected to reach approximately $5.7 trillion in 2026, approximately 19.7% of the nation’s gross domestic product.

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

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  However, with respect to the medical device excise tax, a two-year moratorium was imposed under the Consolidated Appropriations Act, 2016, suspending the imposition of the tax on device sales during the period beginning January 1, 2016 and ending on December 31, 2017, and on January 22, 2018 an additional two-year moratorium was imposed under Public Law No. 115-120, suspending the imposition of the tax on device sales during the period beginning January 1, 2018 and ending on December 31, 2019.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  In addition, the President is seeking to repeal and replace the Health Care Reform Law and has taken a number of administrative actions to materially weaken it, including, without limitation, by permitting the use of less robust health plans with lower coverage and eliminating “premium support” for insurers providing policies under the Health Care Reform Law.  On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions, and which also repealed the individual mandate of the Health Care Reform Law.  The uncertain status of the Health Care Reform Law affects our ability to plan.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain covered recipients (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  CMS publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act, relators can be entitled to receive up to 30% of total recoveries.  Violations of the federal False Claims Act can result in treble damages, and, in accordance with a final rule published by the Department of Justice on January 29, 2018, civil penalties will generally range from a minimum of $11,181 to a maximum of $22,363 per claim.  In addition, the Bipartisan Budget Act of 2018, signed into law on February 9, 2018, revised the penalties imposed for violations of the Anti-Kickback Law.  Civil penalties may include fines of up to $100,000 for each violation, plus up to three times the total amount of remuneration offered, paid, solicited or received, and exclusion from federal health care programs.  Maximum criminal penalties have been increased from $25,000 to $100,000, and maximum prison time has doubled from five years to ten years.

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

The Federal Drug Quality and Security Act of 2013 brought about significant changes with respect to pharmaceutical supply chain requirements and pre-empts state law.  Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), is being phased in over a period of ten years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.  The law’s track and trace requirements applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs took effect in January 2015, and continues to be implemented.  The DSCSA product tracing requirements replace the former FDA drug pedigree requirements and pre-empt state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.

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

The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique device identification (“UDI”) system.  The FDA is phasing in the implementation of the UDI regulations over seven years, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices.  Most compliance dates will have been reached as of September 24, 2018, with a final set of requirements for low risk devices being reached on September 24, 2020, which will complete the phase in.  The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices, and to directly mark certain devices with UDIs.  The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database.   The UDI regulations provide for certain exceptions, alternatives and time extensions.  For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping requirements and complaint files).  Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label, and include certain of our businesses.

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

On October 6, 2015, CMS and ONC released comprehensive final rules with respect to the EHR program that, among other things, established the more challenging “Stage 3” criteria, made certain adjustments to Stage 1 and Stage 2 standards (e.g., reducing the 2015 reporting period from a full year to 90 days), and finalized 2015 edition health information technology (HIT) certification criteria.  In 2018, Medicare eligible hospitals, critical access hospitals, and dual-eligible hospitals may attest to modified Stage 2 standards or Stage 3 standards.  Eligible professionals have been transitioned to the Quality Payment Program, and now report to the program using one of two measure sets, based on their EHR edition: either the “Advancing Care Information Objectives and Measures” (using the 2015 certified EHR technology (“CEHRT”) or a combination of 2014 and 2015 EHR CEHRT), or the “2017 Advancing Care Information Transition Objectives and Measures” (using 2014, 2015, or a combination of 2014 and 2015 CEHRT).

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

Results of Operations

The following table summarizes the significant components of our operating results and cash flows for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	Three Months Ended
	March 31,	April 1,
	2018	2017
Operating results:
Net sales .............................................................................................................................................................................	$3,220,439	$2,922,948
Cost of sales ........................................................................................................................................................................	2,324,847	2,100,028
Gross profit ......................................................................................................................................................................	895,592	822,920
Operating expenses:
Selling, general and administrative ........................................................................................................................................	685,688	628,952
Restructuring costs ...........................................................................................................................................................	3,762	-
Operating income ..........................................................................................................................................................	$206,142	$193,968

Other expense, net .................................................................................................................................................................	$(12,718)	$(7,171)
Net income ...........................................................................................................................................................................	148,631	150,253
Net income attributable to Henry Schein, Inc. ..............................................................................................................................	140,218	140,748

Cash flows:
Net cash used in operating activities .........................................................................................................................................	$(70,944)	$(52,591)
Net cash used in investing activities .........................................................................................................................................	(35,166)	(34,680)
Net cash provided by financing activities ...................................................................................................................................	27,759	83,658

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

Subject to approval by our Board of Directors (or a committee thereof), management is currently developing a new restructuring plan that, among other things, takes into consideration the effect on the Company of the planned spin-off and merger of the animal health business (see the Recent Developments section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).  During the three months ended March 31, 2018, we recorded restructuring costs of $3.8 million for certain redundancies.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended March 31, 2018 Compared to Three Months Ended April 1, 2017

Net Sales

Net sales for the three months ended March 31, 2018 and April 1, 2017 were as follows (in thousands):

		March 31,	% of	April 1,	% of	Increase
		2018	Total	2017	Total	$	%
Health care distribution (1):
	Dental ...........................................................................................................................................................................................	$1,547,799	48.0%	$1,405,158	48.1%	$142,641	10.2%
	Animal health ..................................................................................................................................................................................	919,794	28.6	812,939	27.8	106,855	13.1
	Medical .........................................................................................................................................................................................	640,400	19.9	598,886	20.5	41,514	6.9
	Total health care distribution ............................................................................................................................................................	3,107,993	96.5	2,816,983	96.4	291,010	10.3
Technology and value-added services (2)......................................................................................................................................................		112,446	3.5	105,965	3.6	6,481	6.1
	Total ........................................................................................................................................................................................	$3,220,439	100.0%	$2,922,948	100.0%	$297,491	10.2

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

The $297.5 million, or 10.2%, increase in net sales for the three months ended March 31, 2018 includes an increase of 5.9% local currency growth (3.8% increase in internally generated revenue and 2.1% growth from acquisitions) as well as an increase of 4.3% related to foreign currency exchange.

The $142.6 million, or 10.2%, increase in dental net sales for the three months ended March 31, 2018 includes an increase of 5.2% in local currencies growth (2.9% increase in internally generated revenue and 2.3% growth from acquisitions) as well as an increase of 5.0% related to foreign currency exchange.  The 5.2% increase in local currency sales was due to increases in dental equipment sales and service revenues of 3.9%, all of which is attributable to an increase in internally generated revenue, and dental consumable merchandise sales growth of 5.5% (2.6% increase in internally generated revenue and 2.9% growth from acquisitions).

The $106.9 million, or 13.1%, increase in animal health net sales for the three months ended March 31, 2018 includes an increase of 7.1% local currency growth (3.6% increase in internally generated revenue and 3.5% growth from acquisitions) as well as an increase of 6.0% related to foreign currency exchange.  The local currency growth in animal health revenue is affected by the revenue for certain products being recognized on an agency basis in 2018 that had been recognized on a gross basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 7.7%.

      The $41.5 million, or 6.9%, increase in medical net sales for the three months ended March 31, 2018 includes an increase of 6.5% local currency growth (6.4% increase in internally generated revenue and 0.1% growth from acquisitions) as well as an increase of 0.4% related to foreign currency exchange.

The $6.5 million, or 6.1%, increase in technology and value-added services net sales for the three months ended March 31, 2018 includes an increase of 4.0% local currency growth (2.9% internally generated revenue and 1.1% growth from acquisitions) as well as an increase of 2.1% related to foreign currency exchange.  The local currency growth in technology and value-added services revenue is affected by the revenue for certain products being recognized on an agency basis in 2018 that had been recognized on a gross basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 3.3%.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended March 31, 2018 and April 1, 2017 were as follows (in thousands):

	March 31,	Gross	April 1,	Gross	Increase
	2018	Margin %	2017	Margin %	$	%
Health care distribution .......................................................................................................................................................................	$822,042	26.4%	$753,730	26.8%	$68,312	9.1%
Technology and value-added services ......................................................................................................................................................	73,550	65.4	69,190	65.3	4,360	6.3
Total ........................................................................................................................................................................................	$895,592	27.8	$822,920	28.2	$72,672	8.8

Gross profit increased $72.7 million, or 8.8% for the three months ended March 31, 2018, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $68.3 million, or 9.1%, for the three months ended March 31, 2018 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.4% for the three months ended March 31, 2018 from 26.8% for the comparable prior year period.  The overall increase in our health care distribution gross profit is attributable to a $59.8 million gross profit increase from growth in internally generated revenue and $19.3 million is attributable to acquisitions.  These increases were partially offset by a $10.8 million decline in gross profit due to the decrease in the gross margin rates.

Technology and value-added services gross profit increased $4.4 million, or 6.3%, for the three months ended March 31, 2018 compared to the prior year period.  Technology and value-added services gross profit margin increased to 65.4% for the three months ended March 31, 2018 from 65.3% for the comparable prior year period. Acquisitions accounted for $0.9 million of our gross profit increase within our technology and value-added services segment for the three months ended March 31, 2018 compared to the prior year period.  The remaining increase of $3.5 million in our technology and value-added services segment gross profit was primarily attributable to growth in internally generated revenue and the increase in gross margin rates.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended March 31, 2018 and April 1, 2017 were as follows (in thousands):

		% of		% of
	March 31,	Respective	April 1,	Respective	Increase
	2018	Net Sales	2017	Net Sales	$	%
Health care distribution ......................................................................................................................................................................	$644,320	20.7%	$591,023	21.0%	$53,297	9.0%
Technology and value-added services ......................................................................................................................................................	41,368	36.8	37,929	35.8	3,439	9.1
Total .......................................................................................................................................................................................	$685,688	21.3	$628,952	21.5	$56,736	9.0

Selling, general and administrative expenses increased $56.7 million, or 9.0%, for the three months ended March 31, 2018 from the comparable prior year period.  The $53.3 million increase in selling, general and administrative expenses within our health care distribution segment for the three months ended March 31, 2018 as compared to the prior year period was attributable to $15.4 million of additional costs from acquired companies, and $37.9 million of additional operating costs.  The $3.4 million increase in selling, general and administrative expenses within our technology and value-added services segment for the three months ended March 31, 2018 as compared to the prior year period was attributable to $1.3 million of additional costs from acquired companies and $2.1 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.3% from 21.5% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $39.9 million, or 10.6% to $418.4 million, for the three months ended March 31, 2018 from the comparable prior year period.  As a percentage of net sales, selling expenses remained consistent at 13.0%.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $16.8 million, or 6.7% to $267.3 million, for the three months ended March 31, 2018 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 8.3% from 8.6% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended March 31, 2018  and April 1, 2017 was as follows (in thousands):

	March 31,	April 1,	Variance
	2018	2017	$	%
Interest income .......................................................................................................................................................................	$5,158	$4,304	$854	19.8%
Interest expense ......................................................................................................................................................................	(17,538)	(11,430)	(6,108)	(53.4)
Other, net .............................................................................................................................................................................	(338)	(45)	(293)	(651.1)
Other expense, net ............................................................................................................................................................	$(12,718)	$(7,171)	$(5,547)	(77.4)

Other expense, net increased $5.5 million to $12.7 million for the three months ended March 31, 2018 from the comparable prior year period.  Interest income increased $0.9 million primarily due to increased investment and late fee income.  Interest expense increased $6.1 million primarily due to increased borrowings and higher interest rates under our bank credit lines and additional private placement borrowings.

Income Taxes

For the three months ended March 31, 2018, our effective tax rate was 24.7% compared to 20.7% for the prior year period.  The difference between our effective tax rate and the federal statutory tax rate for the three months ended March 31, 2018 primarily relates to state and foreign income taxes and interest expense.  The difference between our effective tax rate and the federal statutory tax rate for the three months ended April 1, 2017 primarily relates to the adoption of Accounting Standards Update No. 2016-09, “Stock Compensation” (Topic 718) (“ASU 2016-09”) in the first quarter of 2017, as well as state and foreign income taxes and interest expense.

Net Income

Net income decreased $1.6 million, or 1.1%, for the three months ended March 31, 2018, compared to the prior year period due to the factors noted above.

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

Net cash used in operating activities was $70.9 million for the three months ended March 31, 2018, compared to $52.6 million for the comparable prior year period.  The net change of $18.3 million was primarily attributable to working capital requirements.

Net cash used in investing activities was $35.2 million for the three months ended March 31, 2018, compared to $34.7 million for the comparable prior year period.

Net cash provided by financing activities was $27.8 million for the three months ended March 31, 2018, compared to $83.7 million for the comparable prior year period.  The net change of $55.9 million was primarily due to increased acquisitions of noncontrolling interests in subsidiaries, partially offset by increased net proceeds from debt and decreased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 31,	December 30,
	2018	2017
Cash and cash equivalents ............................................................................................................................................................	$99,235	$174,658
Working capital ..........................................................................................................................................................................	1,264,514	1,257,045

Debt:
Bank credit lines ......................................................................................................................................................................	$954,140	$741,653
Current maturities of long-term debt ............................................................................................................................................	14,164	16,659
Long-term debt .......................................................................................................................................................................	1,000,515	907,756
Total debt ..........................................................................................................................................................................	$1,968,819	$1,666,068

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 43.9 days as of March 31, 2018 from 42.4 days as of April 1, 2017.  During the three months ended March 31, 2018, we wrote off approximately $1.6 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 4.7 as of March 31, 2018 from 5.1 as of April 1, 2017.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On April 18, 2017, we entered into a new $750 million revolving credit agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of March 31, 2018 and December 30, 2017, the borrowings on this revolving credit facility were $525.0 million and $320.0 million, respectively.  As of March 31, 2018 and December 30, 2017, there were $11.1 million and $11.3 million of letters of credit, respectively, provided to third parties under the credit facility.

As of March 31, 2018 and December 30, 2017, we had various other short-term bank credit lines available, of which $429.1 million and $421.7 million, respectively, were outstanding.  At March 31, 2018 and December 30, 2017, borrowings under all of our credit lines had a weighted average interest rate of 2.59% and 2.27%, respectively.

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

The components of our private placement facility borrowings as of March 31, 2018 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	28,571	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(408)
	$628,163

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  On July 6, 2017, we extended the expiration date of this facility agreement to April 29, 2020.  The borrowings outstanding under this securitization facility were $350.0 million as of both March 31, 2018 and December 30, 2017, respectively.  At March 31, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 197 basis points plus 75 basis points, for a combined rate of 2.72%.  At December 30, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 153 basis points plus 75 basis points, for a combined rate of 2.28%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	March 31,	December 30,
	2018	2017
Private placement facilities ...........................................................................................................................................................	$628,163	$535,295
U.S. trade accounts receivable securitization ....................................................................................................................................	350,000	350,000
Various collateralized and uncollateralized loans payable with interest in varying installments through 2022 at interest rates
ranging from 2.56% to 4.38% at March 31, 2018 and
ranging from 2.56% to 12.90% at December 30, 2017 ........................................................................................................................	31,578	34,027
Capital lease obligations payable through 2029 with interest rates ranging from 0.07% to 19.79% at March 31, 2018 and
ranging from 0.84% to 19.79% at December 30, 2017 ........................................................................................................................	4,938	5,093
Total .......................................................................................................................................................................................	1,014,679	924,415
Less current maturities ................................................................................................................................................................	(14,164)	(16,659)
Total long-term debt ..............................................................................................................................................................	$1,000,515	$907,756

Stock Repurchases

From June 21, 2004 through March 31, 2018, we repurchased $2.7 billion, or 55,670,990 shares, under our common stock repurchase programs, with $200.0 million available as of March 31, 2018 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the three months ended March 31, 2018 and the year ended December 30, 2017 are presented in the following table:

	March 31,	December 30,
	2018	2017
Balance, beginning of period ...................................................................................................................................................	$832,138	$607,636
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(262,938)	(48,669)
Increase in redeemable noncontrolling interests due to
business acquisitions.........................................................................................................................................................	10,604	78,939
Net income attributable to redeemable noncontrolling interests ......................................................................................................	8,324	52,203
Dividends declared ...............................................................................................................................................................	(1,369)	(28,161)
Effect of foreign currency translation gain attributable to
redeemable noncontrolling interests .....................................................................................................................................	897	7,461
Change in fair value of redeemable securities ..............................................................................................................................	82,361	162,729
Balance, end of period ...........................................................................................................................................................	$670,017	$832,138

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  Any adjustments to these accrual amounts are recorded in our consolidated statement of income.  For the three months ended March 31, 2018 and April 1, 2017, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 30, 2017, except as follows:

Revenue Recognition

On December 31, 2017, we adopted Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, ASC 606 (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after December 30, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods. Our revenue recognition accounting policies applied prior to adoption of Topic 606 are outlined in the financial statements in the 2017 Form 10-K. The disclosures included herein reflect our accounting policies under Topic 606.

We generate revenue from the sale of dental, animal health and medical consumable products, as well as equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other contra revenue adjustments are included in the transaction price at contract inception by estimating the most-likely-amount based upon historical data and estimates and are provided for in the period in which the related sales are recognized.

Revenue derived from the sale of consumable products is recognized at a point in time when control transfers to the customer.Such sales typically entail high-volume, low-dollar orders shipped using third-party common carriers. We believe that the shipment date is the most appropriate point in time indicating  control has transferred to the customer because we have no post-shipment obligations and this is when legal title and risks and rewards of ownership transfer to the customer and the point at which we have an enforceable right to payment.

Revenue derived from the sale of equipment is recognized when  control transfers to the customer. This occurs when the equipment is delivered.  Such sales typically entail scheduled deliveries of large equipment primarily by equipment service technicians. Some equipment sales require minimal installation, which is typically completed at the time of delivery. Our product generally carries standard warranty terms provided by the manufacturer, however, in instances where we provide warranty labor services, the warranty costs are accrued in accordance with ASC 460 “Guarantees”.

Revenue derived from the sale of software products is recognized when products are shipped to customers or made available electronically. Such software is generally installed by customers and does not require extensive training due to the nature of its design.Revenue derived from post-contract customer support for software, including annual support and/or training is generally recognized over time using time elapsed as the input method that best depicts the transfer of control to the customer.

Revenue derived from other sources including freight charges, equipment repairs and financial services is recognized when the related product revenue is recognized or when the services are provided.  We apply the practical expedient to treat shipping and handling activities performed after the customer obtains control as fulfillment activities, rather than a separate performance obligation in the contract.

Sales, value add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

            Certain of our revenue is derived from bundled arrangements that include multiple distinct performance obligations which are accounted for separately. The related revenue is recognized as follows. When we sell software products together with related services (i.e., training and technical support) we allocate revenue to software using the residual method, using an estimate of the standalone selling price to estimate the fair value of the undelivered elements.  There are no cases where revenue is deferred due to a lack of a standalone selling price. Bundled arrangements that include elements that are not considered software consist primarily of equipment and the related installation service.  We allocate revenue for such arrangements based on the relative selling prices of the goods or services. If an observable selling price is not available (i.e., we do not sell the goods or services separately), we use one of the following techniques to estimate the standalone selling price:  adjusted market approach, cost-plus approach or the residual method.  There is no specific hierarchy for the use of these methods, but the estimated selling price reflects our best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis taking into consideration the cost structure of our business, technical skill required, customer location and other market conditions.

Accounts Receivable

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

Contract Assets

            Contract assets include amounts related to any conditional right to consideration for work completed but not billed as of the reporting date and generally represent amounts owed to us by customers, but not yet billed. Contract assets are transferred to accounts receivable when the right becomes unconditional.  Current contract assets are included in Prepaid expenses and other and the non-current contract assets are included in Investments and other within our consolidated balance sheet.

Contract Liabilities

            Contract liabilities are comprised of advance payments and deferred revenue amounts. Contract liabilities are transferred to revenue once the performance obligation has been satisfied.  Current contract liabilities are included in Accrued expenses: Other and the non-current contract liabilities are included in Other liabilities within our consolidated balance sheet.

Deferred Commissions

            Sales commissions earned by our sales force that relate to long term arrangements are capitalized as costs to obtain a contract when the costs incurred are incremental and are expected to be recovered. Deferred sales commissions are amortized over the estimated customer relationship period.  We apply the practical expedient related to the capitalization of incremental costs of obtaining a contract, and recognize such costs as an expense when incurred if the amortization period of the assets that we would have recognized is one year or less.

Sales Returns

            Sales returns are recognized as a reduction of revenue by the amount of expected returns and are recorded as refund liability within current liabilities. We estimate the amount of revenue expected to be reversed to calculate the sales return liability based on historical data for specific products, adjusted as necessary for new products.  The allowance for returns is presented gross as a refund liability and we record an inventory asset (and a corresponding adjustment to cost of sales) for any goods or services that we expect to be returned.

Accounting Pronouncements Adopted

       In May 2014, the Financial Accounting Standards Board (“FASB”) issued Topic 606.  We adopted the provisions of this standard as of December 31, 2017, on a modified retrospective basis.  We applied the requirements of the new standard only to contracts that were not completed as of the adoption date. We recorded an immaterial adjustment to the opening balance of retained earnings for the adoption of Topic 606. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

      The impact of the new standard on our consolidated statements of income, which we expect to be immaterial on an ongoing basis, is primarily related to software sales and sales commissions and is described as follows:

Software Sales

      For software licenses sold together with post contract support (PCS), we previously deferred software revenue if it did not have vendor-specific evidence of fair value of the PCS.  Under Topic 606, the concept of vendor-specific objective evidence (“VSOE”) is eliminated and there are no cases where revenue is deferred due to a lack of standalone selling price.  In addition, we previously recognized revenue from term licenses ratably over the contract term.  Under Topic 606, such licenses represent a right to use intellectual property and therefore require upfront recognition.  Furthermore, certain upfront fees related to service arrangements were previously deferred and recognized over the estimated customer life.  Under Topic 606, the period over which we will recognize these fees is reduced as the upfront fee represents additional contract price which will be allocated to the performance obligations in the contract and recognized as those performance obligations are satisfied rather than being amortized over the estimated customer life. Based on the aforementioned changes, such software revenue will be recognized sooner than under the previous revenue recognition standard.

Sales Commissions

      We previously recognized sales commissions as an expense when incurred.  Under Topic 606, we defer such sales commissions as costs to obtain a contract when the costs are incremental and expected to be recovered.  Deferred sales commissions are amortized over the estimated customer relationship period.  We apply the practical expedient to expense, as incurred, commissions with an expected amortization period of one year or less.

             In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory” (“Topic 740”).  Topic 740 requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period which the transfer occurs.  Previously, companies were required to defer the income tax effects on intercompany transfer of assets until the asset has been sold to an outside party. On December 31, 2017, we adopted the guidance, which is effective for annual periods and related interim periods beginning after December 15, 2017 on a modified retrospective basis.  As a result of the adoption of Topic 740, we have recorded an immaterial adjustment to the opening balance of retained earnings and a reduction to prepaid assets.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation, Scope of Modification Accounting” (“Topic 718”).  Topic 718 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  Topic 718 requires modification accounting if the fair value, vesting conditions, or equity or liability classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  Topic 718 was adopted on a prospective basis as of December 31, 2017 and did not have a material impact on the consolidated financial statements or disclosures as of March 31, 2018.

Recently Issued Accounting Standards

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018.  This ASU is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance of this ASU is effective.  Based upon the level and makeup of our financial asset portfolio, past loan loss activity and current known activity regarding our outstanding loans, we do not expect that this ASU will have a material impact on our consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, "Treatment of Stranded Tax Effects in Accumulated Other Comprehensive Income Resulting From the Tax Cuts and Jobs Act of 2017 " which allows the reclassification from accumulated comprehensive income to retained earnings the income tax effects resulting from the Tax Cuts and Jobs Act of 2017.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted in any interim period after the issuance of this ASU.  We do not expect that the requirements of ASU 2018-02 will have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of continued acquisition integrations, systems implementations and revenue recognition controls enhancements undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended March 31, 2018, we completed the acquisition of a Brazilian animal health business with approximate aggregate annual revenues of $25 million.  In addition, post-acquisition integration related activities continued for our global dental and animal health businesses acquired during prior quarters, representing aggregate annual revenues of approximately $352 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition.

Also, during the quarter ended March 31, 2018, we continued the phased implementation of a new equipment system for our U.S. dental business to centers representing approximate aggregate annual revenues of $187 million and completed the upgrade of an existing ERP system at an animal health business in Switzerland having approximate aggregate annual revenues of $49 million.

Finally, in connection with the implementation of ASC 606, Revenue from Contracts with Customers, we implemented changes to our processes related to revenue recognition and the control activities within them.  These changes include development of new policies based on the five-step model provided in the new revenue standard, revenue recognition training, ongoing contract reviews and gathering of information provided for disclosures.

All acquisition integrations, systems implementations and revenue recognition controls enhancements involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

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

On August 31, 2012, Archer and White Sales, Inc.(“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act.  Archer alleges a conspiracy between Henry Schein, Inc., an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights.  On October 1, 2012, Henry Schein filed a motion for an order: (i) compelling Archer to arbitrate its claims against Henry Schein; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay.  On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration.  On June 10, 2013, Archer moved for reconsideration before the District Court judge.  On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay.  Defendants appealed the District Court’s order.  On December 21, 2017, the United States Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration.  On February 12, 2018, defendants filed an Application for Stay of Proceedings in the District Court in the Supreme Court of the United States, seeking to stay proceedings in the District Court pending a decision on defendants’ forthcoming petition for writ of certiorari. On March 2, 2018, the Supreme Court of the United States granted a stay of proceedings.  On March 9, 2018, Henry Schein and the Danaher Defendants filed a writ of certiorari, which is pending.

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

On October 30, 2017, Archer filed a second amended complaint, to add additional allegations that it believes support its claims.  The named parties and causes of action are the same as the August 1, 2017 amended complaint.  We intend to defend ourselves vigorously against this action.

On August 17, 2017, IQ Dental Supply, Inc.(“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834.  Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental (“SourceOne”).  SourceOne had previously brought an antitrust lawsuit against the Company, Patterson and Benco which the Company settled in the second quarter of 2017 and which is described in the Company’s prior filings with the SEC.

IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne.  Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting.  Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On December 21, 2017, the District Court granted the defendants’ motion to dismiss.  On January 19, 2018, IQ Dental appealed the District Court’s order.  The appeal is pending.  We intend to vigorously defend ourselves against this action.

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc.  The FTC alleges, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners.  The FTC alleges that defendants conspired in violation of Section 5 of the FTC Act.  The complaint seeks equitable relief only and does not seek monetary damages.  We deny the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups and intend to defend ourselves vigorously against this action. A hearing before an administrative law judge is scheduled for October 12, 2018.  We believe this matter will not have a material adverse effect on our financial condition or results of operations.

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Stanley M. Bergman and  Steven Paladino in the United States District Court for the Eastern District of New York, Case No. 1:18-cv-01428.  The complaint seeks to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased publicly traded Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”).  The complaint alleges, among other things, that Defendants made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period including matters relating to the issues in the antitrust class actions and the FTC action described above, thereby causing Plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities.  The complaint seeks unspecified monetary damages and a jury trial.  Pursuant to the  provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), plaintiff’s counsel published notice of the commencement of this action, and thereby provided notice of the 60-day period during which any putative class member could apply to be lead plaintiff under the PSLRA.  The court’s appointment of a lead plaintiff and lead counsel pursuant to the PSLRA is pending. We intend to vigorously defend ourselves against this action.

On May 3, 2018, a class action complaint, Marion Diagnostic Center, LLC v. Dickinson, and Co., 3:18-cv-01509 (S.D. Ill), was filed in the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Vizient, Inc. (“Vizient”); Cardinal Health, Inc. (“Cardinal”); Owens & Minor Inc. (“O&M”); and Henry Schein, Inc.  The complaint alleges that the defendants entered into a vertical conspiracy to force healthcare providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and that inflate the prices of certain Becton products to above-competitive levels.  The named plaintiffs seek to represent three separate classes consisting of all healthcare providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Cardinal, O&M, or the Company on or after May 3, 2014.  The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to defend ourselves vigorously against this action.

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

As of March 31, 2018, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 30, 2017.

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

As of March 31, 2018, we had repurchased approximately $2.7 billion of common stock (55,670,990 shares) under these initiatives, with $200.0 million available for future common stock share repurchases.

During the fiscal quarter ended March 31, 2018, we did not make any repurchases of our common stock.  The maximum number of shares that could be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.  The maximum number of shares that could be repurchased as of February 3, 2018, March 3, 2018, and March 31, 2018 were 2,689,981, 3,067,957, and 2,975,749, respectively.

ITEM 6.  EXHIBITS

Exhibits.

2.1

Contribution and Distribution Agreement, dated as of April 20, 2018, by and among the Company, HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 23, 2018 (film no. 18767875).)*

2.2

Agreement and Plan of Merger, dated as of April 20, 2018, by and among the Company, HS Spinco, Inc, HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC. (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on April 23, 2018 (film no. 18767875).)*

10.1

Employee Matters Agreement, dated as of April 20, 2018, by and among the Company, HS Spinco, Inc. and Direct Vet Marketing, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2018(film no. 18767875).)

10.2

Put Rights Amendment, dated as of April 20, 2018 by and among the Company, Darby Group Companies, Inc., Butler Animal Health Holding Company, LLC and the individuals signatory thereto. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 23, 2018 (film no. 18767875).)

10.3	Release, dated April 23, 2018, between the Company and Karen Prange. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2018 (film no. 18767936).)**
10.4

Form of 2018 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).**+

10.5

Form of 2018 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).**+

10.6

Form of 2018 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of June 22, 2015).**+

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

+ Filed herewith.

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

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

Dated: May 8, 2018