Form 10-Q
period 2018-08-06
HENRY SCHEIN INC
filed 2018-08-06
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 30, 2018, there were 153,111,471 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Balance Sheets as of June 30, 2018 and December 30, 2017 ........................................................................................................................................................	3

	Statements of Income for the three and six months ended
	June 30, 2018 and July 1, 2017 ...............................................................................................................................................................................................	4

	Statements of Comprehensive Income for the three and six months ended
	June 30, 2018 and July 1, 2017 ...............................................................................................................................................................................................	5

	Statement of Changes in Stockholders' Equity for the six months ended
	June 30, 2018 ...	6

	Statements of Cash Flows for the six months ended
	June 30, 2018 and July 1, 2017 ...............................................................................................................................................................................................	7

	Notes to Consolidated Financial Statements..................................................................................................................................................................................	8
	Note 1 – Basis of Presentation .................................................................................................................................................................................................	8
	Note 2 – Accounting Pronouncements Adopted and Critical Accounting Policies and Estimates ............................................................................................	8
	Note 3 – Revenue from Contracts with Customers ..................................................................................................................................................................	13
	Note 4 – Segment Data ...	14
	Note 5 - Debt ...	15
	Note 6 – Redeemable Noncontrolling Interests ........................................................................................................................................................................	17
	Note 7 – Comprehensive Income .............................................................................................................................................................................................	18
	Note 8 – Fair Value Measurements ..........................................................................................................................................................................................	20
	Note 9 – Business Acquisitions and Planned Divestiture .........................................................................................................................................................	22
	Note 10 – Plans of Restructuring .............................................................................................................................................................................................	24
	Note 11 – Earnings Per Share ..................................................................................................................................................................................................	25
	Note 12 – Income Taxes ...	25
	Note 13 – Derivatives and Hedging Activities .........................................................................................................................................................................	26
	Note 14 – Stock-Based Compensation .....................................................................................................................................................................................	27
	Note 15 – Supplemental Cash Flow Information .....................................................................................................................................................................	29
	Note 16 – Legal Proceedings ....................................................................................................................................................................................................	29

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations .......................................................................................................................................................................	33

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk ....................................................................................................................................................	60

ITEM 4.	Controls and Procedures ...	61

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings ...	62

ITEM 1A.	Risk Factors ...	65

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.......................................................................................................................................................	65

ITEM 5.	Other Information...	66

ITEM 6.	Exhibits ...	67

	Signature ...	68

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 30,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..............................................................................................................................................................	$111,321	$174,658
Accounts receivable, net of reserves of $53,609 and $53,832 ................................................................................................................	1,561,097	1,522,807
Inventories, net .............................................................................................................................................................................	1,930,202	1,933,803
Prepaid expenses and other .............................................................................................................................................................	459,320	454,752
Total current assets ................................................................................................................................................................	4,061,940	4,086,020
Property and equipment, net ...............................................................................................................................................................	368,604	375,001
Goodwill ..........................................................................................................................................................................................	2,255,932	2,301,331
Other intangibles, net .........................................................................................................................................................................	612,857	669,641
Investments and other .......................................................................................................................................................................	510,453	432,002
Total assets ..........................................................................................................................................................................	$7,809,786	$7,863,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .........................................................................................................................................................................	$1,117,925	$1,153,012
Bank credit lines ...........................................................................................................................................................................	1,179,334	741,653
Current maturities of long-term debt .................................................................................................................................................	12,475	16,659
Accrued expenses:
Payroll and related ....................................................................................................................................................................	251,042	272,998
Taxes ......................................................................................................................................................................................	172,947	188,873
Other ......................................................................................................................................................................................	419,199	455,780
Total current liabilities ............................................................................................................................................................	3,152,922	2,828,975
Long-term debt .................................................................................................................................................................................	985,385	907,756
Deferred income taxes .......................................................................................................................................................................	48,126	50,431
Other liabilities ..................................................................................................................................................................................	407,458	420,285
Total liabilities ......................................................................................................................................................................	4,593,891	4,207,447

Redeemable noncontrolling interests .....................................................................................................................................................	292,986	832,138
Commitments and contingencies .........................................................................................................................................................

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding ......................................................................................................................................................................	-	-
Common stock, $.01 par value, 480,000,000 shares authorized,
153,231,669 outstanding on June 30, 2018 and 240,000,000 shares
authorized, 153,690,146 outstanding on December 30, 2017.............................................................................................................	1,532	1,537
Retained earnings ..........................................................................................................................................................................	3,123,398	2,940,029
Accumulated other comprehensive loss .............................................................................................................................................	(211,392)	(130,067)
Total Henry Schein, Inc. stockholders' equity .................................................................................................................................	2,913,538	2,811,499
Noncontrolling interests ..................................................................................................................................................................	9,371	12,911
Total stockholders' equity .......................................................................................................................................................	2,922,909	2,824,410
Total liabilities, redeemable noncontrolling interests and stockholders' equity........................................................................................	$7,809,786	$7,863,995

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017

Net sales ....................................................................................................................................................................................	$3,326,676	$3,059,458	$6,547,115	$5,982,406
Cost of sales ...............................................................................................................................................................................	2,425,604	2,220,285	4,750,451	4,320,313
Gross profit ...........................................................................................................................................................................	901,072	839,173	1,796,664	1,662,093
Operating expenses:
Selling, general and administrative ................................................................................................................................................	677,216	628,511	1,359,127	1,257,463
Transaction costs related to Animal Health spin-off.........................................................................................................................	7,611	-	11,388	-
Restructuring costs ....................................................................................................................................................................	14,896	-	18,658	-
Operating income ...................................................................................................................................................................	201,349	210,662	407,491	404,630
Other income (expense):
Interest income .........................................................................................................................................................................	5,108	4,107	10,266	8,411
Interest expense ........................................................................................................................................................................	(17,883)	(12,198)	(35,421)	(23,628)
Other, net .................................................................................................................................................................................	(118)	728	(456)	683
Income before taxes and equity in earnings
of affiliates .........................................................................................................................................................................	188,456	203,299	381,880	390,096
Income taxes ..............................................................................................................................................................................	(46,919)	(58,306)	(94,683)	(96,936)
Equity in earnings of affiliates .......................................................................................................................................................	5,972	4,589	8,943	6,675
Net income .................................................................................................................................................................................	147,509	149,582	296,140	299,835
Less: Net income attributable to noncontrolling interests ...................................................................................................................	(6,297)	(13,527)	(14,710)	(23,032)
Net income attributable to Henry Schein, Inc. ...................................................................................................................................	$141,212	$136,055	$281,430	$276,803

Earnings per share attributable to Henry Schein, Inc.:

Basic ......................................................................................................................................................................................	$0.92	$0.86	$1.84	$1.76
Diluted ....................................................................................................................................................................................	$0.92	$0.86	$1.83	$1.74

Weighted-average common shares outstanding:
Basic ......................................................................................................................................................................................	153,353	157,748	153,210	157,679
Diluted ....................................................................................................................................................................................	154,189	159,076	154,163	159,260

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017

Net income .................................................................................................................................................................................	$147,509	$149,582	$296,140	$299,835

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)...........................................................................................................................................	(129,796)	72,798	(95,572)	114,250

Unrealized gain (loss) from foreign currency hedging
activities ................................................................................................................................................................................	1,955	1,621	1,053	(1,240)

Unrealized investment loss ..........................................................................................................................................................	(1)	-	(1)	-

Pension adjustment gain (loss)......................................................................................................................................................	963	(794)	940	(710)

Other comprehensive income (loss), net of tax ..................................................................................................................................	(126,879)	73,625	(93,580)	112,300
Comprehensive income .................................................................................................................................................................	20,630	223,207	202,560	412,135
Comprehensive income attributable to noncontrolling
interests:
Net income ............................................................................................................................................................................	(6,297)	(13,527)	(14,710)	(23,032)
Foreign currency translation gain (loss)........................................................................................................................................	13,375	(1,332)	12,255	(4,785)
Comprehensive income attributable to noncontrolling
interests ............................................................................................................................................................................	7,078	(14,859)	(2,455)	(27,817)

Comprehensive income attributable to Henry Schein, Inc. ...................................................................................................................	$27,708	$208,348	$200,105	$384,318

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, December 30, 2017 ..............................................................................................................................................................	153,690,146	$1,537	$-	$2,940,029	$(130,067)	$12,911	$2,824,410
Cumulative impact of adopting new accounting standards (Note 2)..........................................................................................................................	-	-	-	2,594	-	-	2,594
Net income (excluding $14,371 attributable to Redeemable
noncontrolling interests) .............................................................................................................................................................	-	-	-	281,430	-	339	281,769
Foreign currency translation loss (excluding loss of $11,535
attributable to Redeemable noncontrolling interests) ...................................................................................................................................	-	-	-	-	(83,317)	(720)	(84,037)
Unrealized gain from foreign currency hedging activities,
net of tax of $432.....................................................................................................................................................................	-	-	-	-	1,053	-	1,053
Unrealized investment loss, net of tax of $0................................................................................................................................................	-	-	-	-	(1)	-	(1)
Pension adjustment gain, including tax of $370.............................................................................................................................................	-	-	-	-	940	-	940
Dividends paid ..........................................................................................................................................................................	-	-	-	-	-	(324)	(324)
Other adjustments ........................................................................................................................................................................	-	-	(23)	-	-	740	717
Purchase of noncontrolling interests.......................................................................................................................................................	-	-	-	-	-	(215)	(215)
Change in fair value of redeemable securities ...............................................................................................................................................	-	-	(116,707)	-	-	-	(116,707)
Initial noncontrolling interests and adjustments related to
business acquisitions.................................................................................................................................................................	-	-	-	-	-	(3,360)	(3,360)
Repurchase and retirement of common stock ...............................................................................................................................................	(769,280)	(8)	(10,240)	(43,107)	-	-	(53,355)
Stock issued upon exercise of stock options ...............................................................................................................................................	151,516	2	3,020	-	-	-	3,022
Stock-based compensation expense .......................................................................................................................................................	419,445	4	23,341	-	-	-	23,345
Shares withheld for payroll taxes ..........................................................................................................................................................	(263,529)	(3)	(17,686)	-	-	-	(17,689)
Settlement of stock-based compensation awards ...........................................................................................................................................	3,371	-	(222)	-	-	-	(222)
Deferred tax benefit arising from acquisition of
noncontrolling interest in partnership..................................................................................................................................................	-	-	60,969	-	-	-	60,969
Transfer of charges in excess of capital.....................................................................................................................................................	-	-	57,548	(57,548)	-	-	-
Balance, June 30, 2018 ...................................................................................................................................................................	153,231,669	$1,532	$-	$3,123,398	$(211,392)	$9,371	$2,922,909

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,	July 1,
	2018	2017

Cash flows from operating activities:
Net income ......................................................................................................................................................................................	$296,140	$299,835
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization ....................................................................................................................................................	103,578	92,538
Stock-based compensation expense .............................................................................................................................................	23,345	19,355
Provision for losses on trade and other accounts receivable ...............................................................................................................	5,642	4,049
Provision for (benefit from) deferred income taxes ..........................................................................................................................	(2,472)	4,415
Equity in earnings of affiliates .....................................................................................................................................................	(8,943)	(6,675)
Distributions from equity affiliates ...............................................................................................................................................	9,344	9,678
Changes in unrecognized tax benefits ...........................................................................................................................................	757	(7,627)
Other ......................................................................................................................................................................................	(1,964)	5,015
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ...............................................................................................................................................................	(81,714)	(118,116)
Inventories ...........................................................................................................................................................................	(31,157)	115,800
Other current assets ...............................................................................................................................................................	(25,125)	(57,699)
Accounts payable and accrued expenses ...................................................................................................................................	(70,545)	(184,429)
Net cash provided by operating activities ...............................................................................................................................................	216,886	176,139

Cash flows from investing activities:
Purchases of fixed assets ....................................................................................................................................................................	(38,720)	(36,965)
Payments for equity investments and business
acquisitions, net of cash acquired .....................................................................................................................................................	(9,547)	(149,586)
Other ..............................................................................................................................................................................................	(26,373)	(4,872)
Net cash used in investing activities .......................................................................................................................................................	(74,640)	(191,423)

Cash flows from financing activities:
Proceeds from bank borrowings ...........................................................................................................................................................	438,217	139,262
Proceeds from issuance of long-term debt ..............................................................................................................................................	100,000	100,000
Debt issuance costs ............................................................................................................................................................................	(177)	(1,133)
Principal payments for long-term debt ...................................................................................................................................................	(26,981)	(59,184)
Proceeds from issuance of stock upon exercise of stock options .................................................................................................................	3,022	4,701
Payments for repurchases of common stock ..........................................................................................................................................	(53,355)	(100,006)
Payments for taxes related to shares withheld for employee taxes...............................................................................................................	(17,665)	(44,414)
Distributions to noncontrolling stockholders ...........................................................................................................................................	(12,604)	(19,601)
Acquisitions of noncontrolling interests in subsidiaries ..............................................................................................................................	(652,725)	(4,151)
Net cash provided by (used in) financing activities ...................................................................................................................................	(222,268)	15,474

Effect of exchange rate changes on cash and cash equivalents ..................................................................................................................	16,685	12,083
Net change in cash and cash equivalents ................................................................................................................................................	(63,337)	12,273
Cash and cash equivalents, beginning of period .......................................................................................................................................	174,658	62,381
Cash and cash equivalents, end of period ...............................................................................................................................................	$111,321	$74,654

See accompanying notes.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 1 – Basis of Presentation

Our consolidated financial statements include our accounts, as well as those of our wholly owned and majority owned subsidiaries.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 29, 2018.

On August 16, 2017, we announced that our Board of Directors approved a 2-for-1 split of our common stock. Each Henry Schein, Inc. stockholder of record at the close of business on September 1, 2017 received a dividend of one additional share for every share held.  Trading began on a split-adjusted basis on September 15, 2017 and has been retroactively reflected for all periods presented in this Form 10-Q.  As a result of the stock split, we increased our authorized common shares from 240,000,000 to 480,000,000, effective May 31, 2018.

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

Software Sales

For software licenses sold together with post contract support (PCS), we previously deferred software revenue if it did not have vendor-specific evidence of fair value of the PCS.  Under Topic 606, the concept of vendor-specific objective evidence is eliminated and there are no cases where revenue is deferred due to a lack of standalone selling price.  In addition, we previously recognized revenue from term licenses ratably over the contract term.  Under Topic 606, such licenses represent a right to use intellectual property and therefore require

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

upfront recognition.  Furthermore, certain upfront fees related to service arrangements were previously deferred and recognized over the estimated customer life.  Under Topic 606, the period over which we will recognize these fees is reduced, as the upfront fee represents additional contract price which will be allocated to the performance obligations in the contract and recognized as those performance obligations are satisfied, rather than being amortized over the estimated customer life. Based on the aforementioned changes, such software revenue will be recognized sooner than under the previous revenue recognition standard.

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

The impact of adoption on our consolidated balance sheet and income statement was as follows:

	As of
	June 30, 2018
		Balances	Effect of
	As	Without Adoption	Change
Balance Sheet	Reported	of Topic 606	Increase/(Decrease)
Assets:
Prepaid expenses and other ........................................................................................................................................	$459,320	$459,523	$(203)
Investments and other ...............................................................................................................................................	510,453	508,762	1,691

Liabilities:
Accrued expenses -Taxes............................................................................................................................................	$172,947	$172,534	$413
Accrued expenses - Other ...........................................................................................................................................	419,199	421,562	(2,363)
Deferred income taxes ...............................................................................................................................................	48,126	47,563	563
Other liabilities (long-term) .........................................................................................................................................	407,458	407,908	(450)
Stockholders' equity:
Retained earnings .....................................................................................................................................................	$3,123,398	$3,119,997	$3,401
Accumulated other comprehensive loss ........................................................................................................................	$(211,392)	$(211,316)	$(76)

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
		Balances			Balances
		Without Adoption	Effect of Change		Without Adoption	Effect of Change
Statement of Income	As Reported	of Topic 606	Increase/ (Decrease)	As Reported	of Topic 606	Increase/ (Decrease)
Net sales:
Dental .............................................................................................................................................................................................	$1,612,875	$1,612,875	$-	$3,160,674	$3,160,674	$-
Animal Health ..................................................................................................................................................................................	985,942	985,942	-	1,905,736	1,905,736	-
Medical ...........................................................................................................................................................................................	614,025	614,025	-	1,254,425	1,254,425	-
Total healthcare distribution ................................................................................................................................................................	$3,212,842	$3,212,842	$-	$6,320,835	$6,320,835	$-
Technology and value-added services ...................................................................................................................................................	113,834	113,554	280	226,280	226,039	241
Total ...............................................................................................................................................................................................	$3,326,676	$3,326,396	$280	$6,547,115	$6,546,874	$241
Costs and expenses:
Cost of sales .....................................................................................................................................................................................	2,425,604	2,425,604	-	4,750,451	4,750,451	-
Selling, general and administrative ........................................................................................................................................................	677,216	677,758	(542)	1,359,127	1,359,170	(43)
Income taxes.....................................................................................................................................................................................	(46,919)	(46,790)	129	(94,683)	(94,596)	87
.......................................................................................................................................................................................................
Net income .......................................................................................................................................................................................	$147,509	$146,816	$693	$296,140	$295,943	$197

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Additional information related to Topic 606 can be found below in “Critical Accounting Policies and Estimates” as well as in Note 3.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting”. ASU No. 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  ASU 2017-09 requires modification accounting if the fair value, vesting conditions, or equity or liability classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  ASU 2017-09 was adopted on a prospective basis as of December 31, 2017 and did not have a material impact on the consolidated financial statements or disclosures as of June 30, 2018.

The cumulative effect of the changes made to our consolidated balance sheet as of December 31, 2017 related to Topic 606 and Topic 740 were as follows:

	Balance at
	December 30,	Adjustments	Adjustments	Balance at
	2017	Due To	Due To	December 31,
	(As Reported)	Topic 606	Topic 740	2017
Assets:
Prepaid expenses and other ........................................................................................................................................	$454,752	$119	$(610)	$454,261
Investments and other ...............................................................................................................................................	432,002	1,133	-	433,135

Liabilities:
Accrued expenses - Taxes...........................................................................................................................................	$188,873	$437	$-	$189,310
Accrued expenses - Other ...........................................................................................................................................	455,780	(2,614)	-	453,166
Deferred income taxes ...............................................................................................................................................	50,431	471	-	50,902
Other liabilities (long-term) .........................................................................................................................................	420,285	(246)	-	420,039

Stockholders' equity:
Retained earnings .....................................................................................................................................................	$2,940,029	$3,204	$(610)	$2,942,623

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 30, 2017 (the “2017 Form 10-K”), except as follows:

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

We generate revenue from the sale of dental, animal health and medical consumable products, as well as equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other contra revenue adjustments are included in the transaction price at contract inception by estimating the most likely amount based upon historical data and estimates and are provided for in the period in which the related sales are recognized.

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

Revenue derived from the sale of software products is recognized when products are shipped to customers or made available electronically. Such software is generally installed by customers and does not require extensive training due to the nature of its design.Revenue derived from post-contract customer support for software, including annual support and/or training, is generally recognized over time using time elapsed as the input method that best depicts the transfer of control to the customer.

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

Certain of our revenue is derived from bundled arrangements that include multiple distinct performance obligations which are accounted for separately.  When we sell software products together with related services (i.e., training and technical support), we allocate revenue to software using the residual method, using an estimate of the standalone selling price to estimate the fair value of the undelivered elements.  There are no cases where revenue is deferred due to a lack of a standalone selling price. Bundled arrangements that include elements that are not considered software consist primarily of equipment and the related installation service.  We allocate revenue for such arrangements based on the relative selling prices of the goods or services. If an observable selling price is not available (i.e., we do not sell the goods or services separately), we use one of the following techniques to estimate the standalone selling price:  adjusted market approach; cost-plus approach; or the residual method.  There is no specific hierarchy for the use of these methods, but the estimated selling price reflects our best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis taking into consideration the cost structure of our business, technical skill required, customer location and other market conditions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3 – Revenue from Contracts with Customers

Revenue (Net sales) is recognized in accordance with the policies discussed in Note 2 - Accounting Pronouncements Adopted and Critical Accounting Policies and Estimates.

Disaggregation of Net sales

The following table disaggregates our Net sales by reportable segment and geographic area:

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	North America	International	Global	North America	International	Global
Net sales:
Health care distribution.................................................................................................................................................................
Dental .....................................................................................................................................................................................	$975,368	$637,507	$1,612,875	$1,879,650	$1,281,024	$3,160,674
Animal health ...........................................................................................................................................................................	506,257	479,685	985,942	964,435	941,301	1,905,736
Medical ...................................................................................................................................................................................	593,793	20,232	614,025	1,213,186	41,239	1,254,425
Total health care distribution.....................................................................................................................................................	2,075,418	1,137,424	3,212,842	4,057,271	2,263,564	6,320,835
Technology and value-added services.............................................................................................................................................	92,684	21,150	113,834	184,003	42,277	226,280
Total .......................................................................................................................................................................................	$2,168,102	$1,158,574	$3,326,676	$4,241,274	$2,305,841	$6,547,115

Contract Balances

Contract balances represent amounts presented in our consolidated balance sheet when either we have transferred goods or services to the customer or the customer has paid consideration to us under the contract. These contract balances include accounts receivable, contract assets and contract liabilities.

The contract assets primarily relate to our rights to consideration for work completed but not billed at the reporting date on contracts. The contract assets are transferred to receivables when the rights become unconditional. The contract assets primarily relate to our bundled arrangements for the sale of equipment and consumables and sales of term software licenses. Current and non-current contract asset balances as of June 30, 2018 and December 31, 2017 were not material.

The contract liabilities primarily relate to advance payments from customers and upfront payments for service arrangements provided over time. At December 31, 2017, the current portion of contract liabilities of $85.7 million was reported in Accrued expenses: Other, and $5.2 million related to non-current contract liabilities were reported in Other liabilities.  During the six months ended June 30, 2018, we recognized $58.5 million of the amount previously deferred at December 31, 2017.  At June 30, 2018, the current and non-current portion of contract liabilities were $73.2 million and $5.6 million, respectively.

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

The following tables present information about our reportable and operating segments:

		Three Months Ended		Six Months Ended
		June 30,	July 1,	June 30,	July 1,
		2018	2017	2018	2017
Net Sales:
	Health care distribution (1):
	Dental .....................................................................................................................................................................................	$1,612,875	$1,488,167	$3,160,674	$2,893,325
	Animal health ...........................................................................................................................................................................	985,942	891,331	1,905,736	1,704,270
	Medical ...................................................................................................................................................................................	614,025	571,427	1,254,425	1,170,313
	Total health care distribution ..................................................................................................................................................	3,212,842	2,950,925	6,320,835	5,767,908
	Technology and value-added services (2)...........................................................................................................................................	113,834	108,533	226,280	214,498
	Total .......................................................................................................................................................................................	$3,326,676	$3,059,458	$6,547,115	$5,982,406
*CS					*CE

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
	services.

		Three Months Ended		Six Months Ended
		June 30,	July 1,	June 30,	July 1,
		2018	2017	2018	2017
Operating Income:
	Health care distribution ..................................................................................................................................................................	$169,475	$176,959	$343,553	$339,666
	Technology and value-added services ...............................................................................................................................................	31,874	33,703	63,938	64,964
	Total .......................................................................................................................................................................................	$201,349	$210,662	$407,491	$404,630

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 5 – Debt

Bank Credit Lines

On April 18, 2017, we entered into a new $750 million revolving credit agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  On June 29, 2018, we amended the Credit Agreement to, among other things, (i) permit the consummation of the spin-off of HS Spinco, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Henry Schein, Inc. (the “Spin-off”), (ii) provide for swing-line commitments in the amount of $75 million, and (iii) provide for the designation of subsidiary borrowers under the facility.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.

As of June 30, 2018 and December 30, 2017, the borrowings on this revolving credit facility were $325.0 million and $320.0 million, respectively.  As of June 30, 2018 and December 30, 2017, there were $11.2 million and $11.3 million of letters of credit, respectively, provided to third parties under the credit facility.

As of June 30, 2018 and December 30, 2017, we had various other short-term bank credit lines available, of which $454.3 million and $421.7 million, respectively, were outstanding.  At June 30, 2018 and December 30, 2017, borrowings under all of our credit lines had a weighted average interest rate of 2.89% and 2.27%, respectively.

Private Placement Facilities

On September 15, 2017, we increased our available private placement facilities with three insurance companies to a total facility amount of $1 billion, and extended the expiration date to September 15, 2020.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through September 15, 2020.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  On June 29, 2018, we amended and restated the above private placement facilities to, among other things, (i) permit the consummation of the Spin-off and (ii) provide for the issuance of notes in Euros, British Pounds and Australian Dollars, in addition to U.S. Dollars.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The components of our private placement facility borrowings as of June 30, 2018 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	28,571	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(387)
	$628,184

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

Committed Loan Associated with Animal Health Spin-off

On May 21, 2018, we obtained a $400 million committed loan which matures on the earlier of (i) March 31, 2019 and (ii) the consummation of the Spin-off.  The proceeds of this loan were used, among other things, to fund our purchase of all of the equity interests in Butler Animal Health Holding Company, LLC (“BAHHC”) directly or indirectly owned by Darby Group Companies, Inc. (“Darby”) and certain other sellers pursuant to the terms of that certain Amendment to Put Rights Agreements, dated as of April 20, 2018, by and among us, Darby, BAHHC and the individual sellers party thereto for an aggregate purchase price of $365 million. As of June 30, 2018, the balance outstanding on this loan was $400 million and is included within the “Bank credit lines” caption within our consolidated balance sheet.  At June 30, 2018, the interest rate on this loan was 3.0%.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  On July 6, 2017, we extended the expiration date of this facility agreement to April 29, 2020.  The borrowings outstanding under this securitization facility were $335 million and $350 million as of June 30, 2018 and December 30, 2017, respectively.  At June 30, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.29% plus 0.70%, for a combined rate of 2.99%.  At December 30, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.53% plus 0.75%, for a combined rate of 2.28%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Long-term debt

Long-term debt consisted of the following:

	June 30,	December 30,
	2018	2017
Private placement facilities ..........................................................................................................................................................	$628,184	$535,295
U.S. trade accounts receivable securitization ...................................................................................................................................	335,000	350,000
Various collateralized and uncollateralized loans payable with interest in varying installments through 2022 at interest rates
ranging from 2.56% to 4.60% at June 30, 2018 and
ranging from 2.56% to 12.90% at December 30, 2017 ...................................................................................................................	29,701	34,027
Capital lease obligations payable through 2029 with interest rates ranging from 0.07% to 19.79% at June 30, 2018 and
ranging from 0.84% to 19.79% at December 30, 2017 ...................................................................................................................	4,975	5,093
Total .......................................................................................................................................................................................	997,860	924,415
Less current maturities ................................................................................................................................................................	(12,475)	(16,659)
Total long-term debt .............................................................................................................................................................	$985,385	$907,756

Note 6 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended June 30, 2018 and the year ended December 30, 2017 are presented in the following table:

	June 30,	December 30,
	2018	2017
Balance, beginning of period ..................................................................................................................................................	$832,138	$607,636
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(655,145)	(48,669)
Increase in redeemable noncontrolling interests due to
business acquisitions.........................................................................................................................................................	9,303	78,939
Net income attributable to redeemable noncontrolling interests .....................................................................................................	14,371	52,203
Dividends declared ...............................................................................................................................................................	(12,853)	(28,161)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests .....................................................................................................................................	(11,535)	7,461
Change in fair value of redeemable securities ............................................................................................................................	116,707	162,729
Balance, end of period ..........................................................................................................................................................	$292,986	$832,138

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

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	June 30,	December 30,
	2018	2017
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment ..........................................................................................................	$(17,099)	$(5,564)

Attributable to noncontrolling interests:
Foreign currency translation adjustment ..........................................................................................................	$(181)	$539

Attributable to Henry Schein, Inc.:
Foreign currency translation loss .........................................................................................................................	$(195,756)	$(112,439)
Unrealized gain (loss) from foreign currency hedging activities ..................................................................................	271	(782)
Unrealized investment loss .................................................................................................................................	(4)	(3)
Pension adjustment loss ....................................................................................................................................	(15,903)	(16,843)
Accumulated other comprehensive loss ...........................................................................................................	$(211,392)	$(130,067)

Total Accumulated other comprehensive loss ............................................................................................................	$(228,672)	$(135,092)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Net income ........................................................................................................................................................................	$147,509	$149,582	$296,140	$299,835

Foreign currency translation gain (loss)....................................................................................................................................	(129,796)	72,798	(95,572)	114,250
Tax effect .........................................................................................................................................................................	-	-	-	-
Foreign currency translation gain (loss) ...................................................................................................................................	(129,796)	72,798	(95,572)	114,250

Unrealized gain (loss) from foreign currency hedging
activities .........................................................................................................................................................................	2,569	1,774	1,485	(1,304)
Tax effect .........................................................................................................................................................................	(614)	(153)	(432)	64
Unrealized gain (loss) from foreign currency hedging
activities .........................................................................................................................................................................	1,955	1,621	1,053	(1,240)

Unrealized investment loss....................................................................................................................................................	(1)	-	(1)	-
Unrealized investment loss....................................................................................................................................................	(1)	-	(1)	-

Pension adjustment gain (loss)...............................................................................................................................................	1,333	(1,097)	1,310	(1,042)
Tax effect .........................................................................................................................................................................	(370)	303	(370)	332
Pension adjustment gain (loss)...............................................................................................................................................	963	(794)	940	(710)
Comprehensive income .......................................................................................................................................................	$20,630	$223,207	$202,560	$412,135

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

During the three months ended June 30, 2018 and July 1, 2017, we recognized, as a component of our comprehensive income, a foreign currency translation gain (loss) of $(129.8) million and $72.8 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  During the six months ended June 30, 2018 and July 1, 2017, we recognized, as a component of our comprehensive income, a foreign currency translation gain (loss) of $(95.6) million and $114.3 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.  The foreign currency translation gain (loss) during the three and six months ended June 30, 2018 and July 1, 2017 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency			Foreign Currency
	Translation			Translation
	Loss			Gain (Loss)
	for the Three			for the Three
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	June 30,	June 30,	March 31,	July 1,	July 1,	April 1,
Currency	2018	2018	2018	2017	2017	2017
Euro ........................................................................................................................................................................................	$(51,029)	1.16	1.23	$53,494	1.14	1.07
British Pound .............................................................................................................................................................................	(22,770)	1.31	1.40	10,938	1.30	1.25
Australian Dollar ........................................................................................................................................................................	(12,171)	0.74	0.77	1,737	0.77	0.76
Canadian Dollar ........................................................................................................................................................................	(2,023)	0.76	0.77	3,368	0.77	0.75
Polish Zloty ...............................................................................................................................................................................	(5,872)	0.27	0.29	4,312	0.27	0.25
Swiss Franc ...............................................................................................................................................................................	(3,552)	1.00	1.04	3,742	1.04	1.00
Brazilian Real............................................................................................................................................................................	(26,006)	0.26	0.30	(7,902)	0.30	0.32
All other currencies .....................................................................................................................................................................	(6,373)			3,109
Total	$(129,796)			$72,798

	Foreign Currency			Foreign Currency
	Translation			Translation
	Loss			Gain (Loss)
	for the Six			for the Six
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	June 30,	June 30,	December 30,	July 1,	July 1,	December 26,
Currency	2018	2018	2017	2017	2017	2016
Euro ........................................................................................................................................................................................	$(27,752)	1.16	1.20	$65,342	1.14	1.05
British Pound .............................................................................................................................................................................	(10,082)	1.31	1.35	15,544	1.30	1.23
Australian Dollar ........................................................................................................................................................................	(15,720)	0.74	0.78	12,453	0.77	0.72
Canadian Dollar ........................................................................................................................................................................	(5,854)	0.76	0.80	4,180	0.77	0.74
Polish Zloty ...............................................................................................................................................................................	(5,160)	0.27	0.29	6,951	0.27	0.24
Swiss Franc ...............................................................................................................................................................................	(2,007)	1.00	1.03	4,898	1.04	0.98
Brazilian Real............................................................................................................................................................................	(26,700)	0.26	0.30	(2,264)	0.30	0.31
All other currencies .....................................................................................................................................................................	(2,297)			7,146
Total	$(95,572)			$114,250

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Comprehensive income attributable to
Henry Schein, Inc. ...................................................................................................................................................	$27,708	$208,348	$200,105	$384,318
Comprehensive income (loss) attributable to
noncontrolling interests .............................................................................................................................................	(693)	276	(381)	476
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests ...........................................................................................................................	(6,385)	14,583	2,836	27,341
Comprehensive income .................................................................................................................................................	$20,630	$223,207	$202,560	$412,135

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Debt

The fair value of our debt, including bank credit lines, as of June 30, 2018 and December 30, 2017 was estimated at $2,177.2 million and $1,666.1 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2018 and December 30, 2017:

	June 30, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$14,000	$-	$14,000
Total assets .....................................................................................................................................................................	$-	$14,000	$-	$14,000

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$1,197	$-	$1,197
Total liabilities ..................................................................................................................................................................	$-	$1,197	$-	$1,197

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$292,986	$292,986
*CS				*CE

	December 30, 2017
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$11,799	$-	$11,799
Total assets .....................................................................................................................................................................	$-	$11,799	$-	$11,799

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$2,089	$-	$2,089
Total liabilities ..................................................................................................................................................................	$-	$2,089	$-	$2,089

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$832,138	$832,138

Note 9 – Business Acquisitions and Planned Divestiture

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On April 3, 2018, we announced a joint venture with Internet Brands, a provider of web presence and online marketing software, to create a newly formed entity, Henry Schein One, LLC.  The transaction closed on July 1, 2018.  The joint venture includes Henry Schein Practice Solutions products and services, as well as Henry Schein’s international dental practice management systems and the dental businesses of Internet Brands.  We own 74% of the joint venture and Internet Brands owns the remaining 26% minority interest.  Beginning with the second anniversary of the effective date of the formation of the joint venture, Henry Schein One will issue additional shares to Internet Brands through the fifth anniversary of the effective date, thereby increasing Internet Brands’ ownership by approximately 7.6%.  Internet Brands will also be entitled to receive additional shares, in the aggregate up to approximately 1.6% of the joint venture’s ownership, if certain operating targets are met by the joint venture in its fourth, fifth and sixth operating years.  Senior management from Henry Schein and Internet Brands serve on the board of Henry Schein One.  The combined entity, which serves markets globally, had pro-forma 2017 sales of approximately $400 million, of which approximately $100 million originated at Internet Brands.

We did not complete any material acquisitions during the six months ended June 30, 2018.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the six months ended June 30, 2018 and July 1, 2017, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Planned Divestiture

On April 23, 2018, we announced that we entered into a definitive agreement with HS Spinco, Inc., a direct, wholly owned subsidiary of  Henry Schein (“Spinco”), and Direct Vet Marketing, Inc. (d/b/a Vets First Choice) (“DVM”) to create a newly formed company, Vets First Corp.  The transaction is intended to be tax-free to Henry Schein stockholders for U.S. tax purposes.  As part of this transaction, subject to the terms and conditions set forth in certain definitive agreements, we will contribute the assets and entities comprising our animal health business to Spinco.  In exchange for the contribution to Spinco of our animal health business, Spinco will issue to Henry Schein shares of common stock, par value $0.01per share, of Spinco (the “Spinco Common Stock”).  We will subsequently distribute to our stockholders all of the shares of Spinco Common Stock held by us (the “Distribution”).  Immediately after the Distribution, HS Merger Sub, Inc., a wholly owned subsidiary of Spinco, will merge with and into DVM, with DVM surviving the merger as a wholly owned subsidiary of Spinco (with such subsidiary to be renamed Vets First Corp.).  Upon consummation of these transactions, on a fully-diluted basis, the stockholders of  Henry Schein and, if applicable, certain third parties and minority holders of our animal health subsidiaries that are contributed to Spinco in exchange for their interests in these subsidiaries, will own approximately 63% of the outstanding shares of Spinco Common Stock, and the then former stockholders of DVM will own approximately 37% of the outstanding shares of Spinco Common Stock, subject to certain adjustments.  Henry Schein will nominate six individuals to the Vets First Corp. Board of Directors and DVM will nominate five individuals to the Vets First Corp. Board of Directors.

Additionally, we expect to receive a cash dividend between $1.0 billion and $1.25 billion on a tax-free basis as part of the transaction. We plan to use the proceeds for general corporate purposes, including share repurchases and repayment of indebtedness.

The transaction has been unanimously approved by our Board of Directors and the Board of Directors of DVM, which we are working toward closing by the end of 2018.  It is also subject to customary closing conditions, including customary regulatory approvals, the receipt of tax opinions from counsel with respect to the transaction and the effectiveness of the registration statement on Form S-1/S-4 to be filed with the SEC in connection with the transaction.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 10 – Plans of Restructuring

On July 9, 2018, we committed to an initiative to rationalize our operations and provide expense efficiencies. These actions will allow us to execute on our plan to reduce our cost structure and fund new initiatives that will drive future growth under our 2018 to 2020 strategic plan.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The total 2018 costs associated with the actions to complete this restructuring are expected to be in the range of $45 million to $55 million pre-tax, or $0.22 to $0.27 per diluted share, consisting of $40 million to $45 million in employee severance pay and benefits and $5 million to $10 million in facility costs, representing primarily lease termination and other facility closure related costs.

During the three and six months ended June 30, 2018, we recorded restructuring costs of $14.9 million and $18.7 million, respectively, primarily for certain redundancies. The costs associated with these restructuring activities are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 30, 2018 and during our 2017 fiscal year and the remaining accrued balance of restructuring costs as of June 30, 2018, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 31, 2016 ...............................................................................................................................................................	$22,354	$2,454	$895	$25,703
Payments and other adjustments ..........................................................................................................................................................	(19,136)	(1,139)	(871)	(21,146)
Balance, December 30, 2017 ...............................................................................................................................................................	$3,218	$1,315	$24	$4,557
Provision ..........................................................................................................................................................................................	17,922	556	180	18,658
Payments and other adjustments ..........................................................................................................................................................	(10,195)	(1,283)	(99)	(11,577)
Balance, June 30, 2018 .......................................................................................................................................................................	$10,945	$588	$105	$11,638
.......................................................................................................................................................................................................

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 30, 2018 and the 2017 fiscal year and the remaining accrued balance of restructuring costs as of June 30, 2018:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 31, 2016 ..................................................................................................................................................	$25,238	$465	$25,703
Payments and other adjustments ............................................................................................................................................	(20,681)	(465)	(21,146)
Balance, December 30, 2017 ..................................................................................................................................................	$4,557	$-	$4,557
Provision ............................................................................................................................................................................	18,315	343	18,658
Payments and other adjustments ............................................................................................................................................	(11,370)	(207)	(11,577)
Balance, June 30, 2018 .........................................................................................................................................................	$11,502	$136	$11,638

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Basic .......................................................................................................................................................................................	153,353	157,748	153,210	157,679
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units .................................................................................................................	836	1,328	953	1,581
Diluted ..................................................................................................................................................................................	154,189	159,076	154,163	159,260

Note 12 – Income Taxes

Our effective tax rate was 24.8% for the six months ended June 30, 2018 and the six months ended July 1, 2017.  The difference between our effective tax rate and the federal statutory tax rate for the six months ended June 30, 2018 primarily relates to state and foreign income taxes and interest expense.  The difference between our effective tax rate and the federal statutory tax rate for the six months ended July 1, 2017 primarily relates to the adoption of ASU No. 2016-09, “Stock Compensation” (Topic 718) (“ASU 2016-09”) in the first quarter of 2017, as well as state and foreign income taxes and interest expense.

Under ASU 2016-09, all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes are included as a component of income tax expense beginning January 1, 2017.  Prior to the implementation of ASU 2016-09, excess tax benefits were recorded as a component of Additional paid in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits or in the income statement if there were no accumulated excess tax benefits.  For the six months ended June 30, 2018 and July 1, 2017, the application of ASU No. 2016-09 reduced income tax expense by approximately $0.9 million and $19.3  million, respectively.

On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act is comprehensive tax legislation effective January 1, 2018 that implements complex changes to the U.S tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21%, modification of accelerated depreciation, the repeal of the domestic manufacturing deduction and changes to the limitations of the deductibility of interest.  The Tax Act also includes provisions to tax global intangible low-taxed income (“GILTI”), Foreign Derived Intangible Income (“FDII”), a base erosion and anti-abuse tax (“BEAT”) that imposes tax on certain foreign related-party payments, and IRC Section 163(j) interest limitation (Interest Limitation).  We are subject to the GILTI, FDII, BEAT and Interest Limitation provisions effective January 1, 2018.  Under Topic 740, we have reasonably estimated the impact of each provision of the Tax Act on our effective tax rate, and as a result, we have recorded an estimate for the GILTI provision in our effective tax rate for the six months ended June 30, 2018.  For the BEAT, FDII and Interest Limitation computations, we have not recorded an estimate in our effective tax rate for the six months ended June 30, 2018 because we currently estimate that these provisions of the Tax Act will not apply in 2018.  Due to the complexity of the new GILTI tax rules and uncertainty of the application of the foreign tax credit rules in relation to GILTI, we have calculated GILTI based upon the law as we currently interpret it, and subsequent changes in law could cause us to revise our calculations in a later period.

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

As we continue to complete our analysis of the Tax Act, the ultimate impacts may differ from our estimates, possibly materially, due to additional guidance from the U.S. Department of Treasury, updates or changes in our assumptions, revision of accounting standards for income taxes or related interpretations and future information that may become available.  In the fourth quarter of 2017, we recorded provisional amounts for income tax effects of the Tax Act that we could reasonably estimate.  This included the one-time transition tax that we estimated to be $140.0 million and a net deferred tax expense of $3.0 million attributable to the revaluation of deferred tax assets and liabilities due to the lower enacted federal income tax rate of 21%.  For the six months ended June 30, 2018, no material adjustments were recorded.  If the information necessary to finalize and record the related tax impacts is available, we anticipate recording any resulting adjustments by the quarter ended September 29, 2018.

The total amount of unrecognized tax benefits as of June 30, 2018 was approximately $102.2 million, of which $80.9 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of Other liabilities within our consolidated balance sheets, were approximately $14.1 million and $0.0, respectively, as of June 30, 2018.

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

Note 14 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $14.6 million ($11.0 million after-tax) and $23.3 million ($17.6 million after-tax) for the three and six months ended June 30, 2018, respectively, and $10.9 million ($7.8 million after-tax) and $19.4 million ($14.5 million after-tax) for the three and six months ended July 1, 2017, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of June 30, 2018 was $106.6 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

The following table summarizes stock option activity under the Plans during the six months ended June 30, 2018:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period ............................................................................................................................................	155	$29.65
Granted ...............................................................................................................................................................................	-	-
Exercised .............................................................................................................................................................................	(151)	29.85
Forfeited ..............................................................................................................................................................................	-	-
Outstanding at end of period ....................................................................................................................................................	4	$22.31	0.5	$201

Options exercisable at end of period ..........................................................................................................................................	4	$22.31	0.5	$201

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following tables summarize the activity of our non-vested restricted stock/units for the six months ended June 30, 2018:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	1,233	$70.28
Granted .................................................................................................................................................................................	363	65.77
Vested ...................................................................................................................................................................................	(306)	62.60
Forfeited ................................................................................................................................................................................	(37)	77.06
Outstanding at end of period .....................................................................................................................................................	1,253	$70.65	$72.64

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	1,226	$60.81
Granted .................................................................................................................................................................................	448	67.41
Vested ...................................................................................................................................................................................	(415)	71.43
Forfeited ................................................................................................................................................................................	(44)	77.36
Outstanding at end of period .....................................................................................................................................................	1,215	$57.45	$72.64

Note 15 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Six Months Ended
	June 30,	July 1,
	2018	2017
Interest..................................................................................................................................................................................	$32,977	$21,536
Income taxes..........................................................................................................................................................................	142,446	125,050

During the six months ended June 30, 2018 and July 1, 2017, we had $1.5 million and $(1.3) million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively.  During the first quarter of 2018, as part of a business acquisition, we increased our ownership in a subsidiary through a non-cash transaction of $1.3 million.

Note 16 – Legal Proceedings

Beginning in January 2016, purported class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”) and Henry Schein, Inc. Although there were factual and legal variations among these complaints, each of these complaints alleges, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors.  On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes.  On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB.  In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. (“Burkhart”) not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On February 22, 2018, plaintiffs moved to certify a class that, subject to certain exclusions, includes all private dental practices and laboratories that purchased dental supplies directly from Henry Schein, Patterson, Benco, Burkhart or any combination thereof, during the period beginning January 1, 2009 until March 31, 2016.  That motion is currently pending.  We intend to defend ourselves vigorously against these actions.

On August 31, 2012, Archer and White Sales, Inc.(“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act.  Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights.  On August 1, 2017, Archer filed an amended complaint, adding Patterson and Benco as defendants, and alleging that Henry Schein, Patterson, Benco and Burkhart conspired to fix prices and refused to compete with each other for sales of dental equipment to dental professionals and agreed to enlist their common suppliers, the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, their price-cutting competing distributor Archer.  Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally.  On October 30, 2017, Archer filed a second amended complaint, to add additional allegations that it believes support its claims.  The named parties and causes of action are the same as the August 1, 2017 amended complaint.

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay.  On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration.  On June 10, 2013, Archer moved for reconsideration before the District Court judge.  On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay.  Defendants appealed the District Court’s order.  On December 21, 2017, the United States Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration.  On February 12, 2018, defendants filed an Application for Stay of Proceedings in the District Court in the Supreme Court of the United States, seeking to stay proceedings in the District Court pending a decision on defendants’ forthcoming petition for writ of certiorari. On March 2, 2018, the Supreme Court of the United States granted a stay of proceedings. On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari, pursuant to which it will review the lower court’s decision denying our motion to compel arbitration. In the meantime, the trial court proceeding is stayed.  We intend to defend ourselves vigorously against this action.

On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834.  Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental (“SourceOne”).  SourceOne had previously brought an antitrust lawsuit against Henry Schein, Patterson and Benco, which Henry Schein settled in the second quarter of 2017 and which is described in our prior filings with the SEC.

IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne.  Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting.  Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On December 21, 2017, the District Court granted the defendants’ motion to dismiss.  On January 19, 2018, IQ Dental appealed the District Court’s order.  The appeal is pending.  We intend to defend ourselves vigorously against this action.

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc.  The FTC alleges, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners.  The FTC alleges that defendants conspired in violation of Section 5 of the FTC Act.  The complaint seeks equitable relief only and does not seek monetary damages.  We deny the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups and intend to defend ourselves vigorously against this action. A hearing before an administrative law judge is scheduled for October 16, 2018.  We believe this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Stanley M. Bergman and Steven Paladino in the United States District Court for the Eastern District of New York, Case No. 1:18-cv-01428.  The complaint seeks to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased publicly traded Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”).  The complaint alleges, among other things, that the defendants made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period, including matters relating to the issues in the antitrust class actions and the FTC action described above, thereby causing the plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities.  The complaint seeks unspecified monetary damages and a jury trial.  Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), plaintiff’s counsel published notice of the commencement of this action, and thereby provided notice of the 60-day period during which any putative class member could apply to be lead plaintiff under the PSLRA.  The court appointed lead plaintiff and lead counsel on June 22, 2018 and recaptioned the putative class action as In re Henry Schein, Inc. Securities Litigation, under the same case number.  Lead plaintiff intends to file a new complaint by September 14, 2018.  We intend to defend ourselves vigorously against this action.

On May 3, 2018, a class action complaint, Marion Diagnostic Center, LLC v. Dickinson, and Co., 3:18-cv-01509 (S.D. Ill), was filed in the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Vizient, Inc. (“Vizient”); Cardinal Health, Inc. (“Cardinal”); Owens & Minor Inc. (“O&M”); and Henry Schein, Inc. The complaint alleges that the defendants entered into a vertical conspiracy to force healthcare providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and that inflate the prices of certain Becton products to above-competitive levels.  The named plaintiffs seek to represent three separate classes consisting of all healthcare providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Cardinal, O&M or Henry Schein on or after May 3, 2014.  The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On June 15, 2018, an amended complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as an additional defendant.  We intend to defend ourselves vigorously against this action.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

On May 29, 2018, an amended complaint was filed in the MultiDistrict Litigation (MDL) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) in an action entitled The County of Summit, Ohio et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45090-DAP, in the Northern District of Ohio, adding Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others as defendants.  Plaintiffs allege that pharmaceutical manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc. and Henry Schein Medical Systems, Inc.) reaped financial rewards by refusing to monitor and restrict the improper distribution of those drugs.  Plaintiffs assert the following claims for relief against Henry Schein, Inc. and Henry Schein Medical Systems, Inc.: statutory public nuisance; common law absolute public nuisance; negligence; injury through criminal acts (R.C. 2307.60); unjust enrichment; and civil conspiracy.   This case has been designated “Track 1” and is currently set for trial on March 18, 2019.  We intend to defend ourselves vigorously against this action.

On July 3, 2018, the City of Barberton, Ohio (and related entities) filed a complaint in the same MDL proceeding (MDL No. 2804; Case No. 17-md-2804) in an action entitled City of Barberton, et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45767-DAP, in the Northern District of Ohio, against Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others, that is similar to The County of Summit complaint.  We intend to defend ourselves vigorously against this action.

From time to time, we may become a party to other legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations (which may in some cases involve our entering into settlement arrangements or consent decrees), and other matters arising out of the ordinary course of our business.  While the results of any legal proceeding cannot be predicted with certainty, in our opinion none of these other pending matters are currently anticipated to have a material adverse effect on our consolidated financial position, liquidity or results of operations.

As of June 30, 2018, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive and consolidating market; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-party shippers; general global macro-economic conditions; risks associated with currency fluctuations; risks associated with political and economic uncertainty; disruptions in financial markets; volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our global operations; transitional challenges associated with acquisitions and joint ventures, including the failure to achieve anticipated synergies; financial risks associated with acquisitions and joint ventures; litigation risks; new or unanticipated litigation developments; the dependence on our continued product development, technical support and successful marketing in the technology segment; our dependence on third parties for certain technologically advanced components; increased competition by third party online commerce sites; risks from disruption to our information systems; cyberattacks or other privacy or data security breaches; certain provisions in our governing documents that may discourage third-party acquisitions of us; changes in tax legislation; and risks associated with the ability to consummate the spin-off and merger of our Animal Health business with Direct Vet Marketing, Inc. (d/b/a Vets First Choice) and the timing of the closing of such transaction, as well as the ability to realize anticipated benefits and synergies of the transaction. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

Recent Developments

Common Stock Authorized

Effective May 31, 2018, as a result of the 2-for-1 stock split that became effective on September 15, 2017, we increased our authorized common shares from 240,000,000 to 480,000,000.

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

We are headquartered in Melville, New York, employ more than 22,000 people (of which more than 12,000 are based outside the United States) and have operations or affiliates in 34 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

Health Care Reform

The United States Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010 (the “Health Care Reform Law”), increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.

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

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, establishes a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners.  Under MACRA, eligible clinicians are required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models (“APMs”).  MIPS generally consolidated three programs; the physician quality reporting system, the value-based payment modifier and the Medicare electronic health record (“EHR”) program, into a single program in which Medicare reimbursement to eligible clinicians includes both positive and negative payment adjustments that take into account quality, resource use, clinical practice improvement and meaningful use of certified EHR technology.  Advanced APMs generally involve higher levels of financial and technology risk.  A final rule was published in the Federal Register on November 4, 2016 and allows eligible Medicare clinicians to pick their pace of participation for the first performance period that began January 1, 2017.  The data collected in the first performance year will determine payment adjustments beginning January 1, 2019.  A final rule updating certain Quality Payment Program regulations was published on November 16, 2017, which became effective as of January 1, 2018.  MACRA represents a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations.  The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace.  MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base.  Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

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

The fraud and abuse laws and regulations have been subject to varying interpretations  and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act, relators can be entitled to receive up to 30% of total recoveries.  Violations of the federal False Claims Act can result in treble damages, and, in accordance with a final rule published by the Department of Justice on January 29, 2018, civil penalties will generally range from a minimum of $11,181 to a maximum of $22,363 per claim.  In addition, the Bipartisan Budget Act of 2018, signed into law on February 9, 2018, revised the penalties imposed for violations of the Anti-Kickback Law.  Civil penalties may include fines of up to $100,000 for each violation, plus up to three times the total amount of remuneration offered, paid, solicited or received, and exclusion from federal health care programs.  Maximum criminal penalties have been increased from $25,000 to $100,000, and maximum prison time has doubled from five years to ten years.

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

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increases privacy rights for individuals in Europe, extends the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe (“Data Subjects”) or monitoring the behavior of such individuals (including by companies based outside of Europe).  Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues.  Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data.  Among other things, the GDPR requires with respect to data concerning Data Subjects, company accountability, consents from Data Subjects or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data.  While we believe that we have substantially compliant programs and controls in place to comply with the GDPR requirements, our compliance with the new regulation is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

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

Federal initiatives provide programs of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  These  programs, now generally known as the Promoting Interoperability Programs, include providing, among others, physicians and dentists, with financial incentives if they use certified EHR technology in accordance with applicable and evolving requirements.  These requirements involve measurements of quality, promoting interoperability, improvement activities and improving patient access to health information.    Qualification for the incentive payments requires the use of EHRs that have certain capabilities pursuant to evolving standards adopted by CMS and by the Office of the National Coordinator for Health Information Technology (“ONC”) of the Department of Health and Human Services (“HHS”).  The use of certified EHR technology will also continue as a feature of MACRA’s MIPS program.  The first performance period for MIPS began January 1, 2017, and will afford eligible clinicians different reporting options linked to the amount of data reported and the duration of the reporting period, with positive payment adjustments generally linked to more robust reporting.

Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs.  CMS and ONC establish criteria for certified EHR systems, and these criteria have been subject to change.  In order to maintain certification of our EHR products, we must satisfy these changing governmental criteria .    If any of our EHR systems do not meet these standards, yet have been relied upon by health care providers to receive federal incentive payments, as noted above, we are exposed to risk under federal health care fraud and abuse laws, such as the False Claims Act.  For example, on May 31, 2017, the U.S. Department of Justice announced a $155 million settlement and 5-year corporate integrity agreement involving a vendor of certified EHR systems, based on allegations that the vendor, by misrepresenting capabilities to the certifying body, caused its health care provider customers to submit false Medicare and Medicaid claims for meaningful use payments in violation of the False Claims Act.  While we believe we are substantially in compliance with such certifications and with applicable fraud and abuse laws and regulations, and we have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our practices in response to changes in applicable law or interpretation of laws, could have a material adverse effect on our business.  Moreover, in order to satisfy our customers, our products may need to incorporate increasingly complex reporting functionality.  Although we believe we are positioned to accomplish this, the effort may involve increased costs, and our failure to implement product modifications, or otherwise satisfy applicable standards, could have a material adverse effect on our business.

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

Additionally, as electronic medical devices are increasingly connected to each other and to other technology, the ability of these connected systems safely and effectively to exchange and use exchanged information becomes increasingly important.  On September 6, 2017, the FDA issued guidance to assist in identifying specific considerations related to the ability of electronic medical devices to safely and effectively exchange and use exchanged information.  As a medical device manufacturer, we must manage risks including those associated with an electronic interface that is incorporated into a medical device.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and six months ended June 30, 2018 and July 1, 2017 and cash flows for the six months ended June 30, 2018 and July 1, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Operating results:
Net sales ..............................................................................................................................................................................	$3,326,676	$3,059,458	$6,547,115	$5,982,406
Cost of sales ........................................................................................................................................................................	2,425,604	2,220,285	4,750,451	4,320,313
Gross profit ......................................................................................................................................................................	901,072	839,173	1,796,664	1,662,093
Operating expenses:
Selling, general and administrative .......................................................................................................................................	677,216	628,511	1,359,127	1,257,463
Transaction costs related to Animal Health spin-off.................................................................................................................	7,611	-	11,388	-
Restructuring costs ............................................................................................................................................................	14,896	-	18,658	-
Operating income ..........................................................................................................................................................	$201,349	$210,662	$407,491	$404,630

Other expense, net .................................................................................................................................................................	$(12,893)	$(7,363)	$(25,611)	$(14,534)
Net income ..........................................................................................................................................................................	147,509	149,582	296,140	299,835
Net income attributable to Henry Schein, Inc. ............................................................................................................................	141,212	136,055	281,430	276,803

Cash flows:
Net cash provided by operating activities ...............................................................................................................................................			$216,886	$176,139
Net cash used in investing activities .......................................................................................................................................................			(74,640)	(191,423)
Net cash provided by (used in) financing activities ...................................................................................................................................			(222,268)	15,474

Plan of Restructuring

On July 9, 2018, we committed to an initiative to rationalize our operations and provide expense efficiencies. These actions will allow us to execute on our plan to reduce our cost structure and fund new initiatives that will drive future growth under our 2018 to 2020 strategic plan.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The total 2018 costs associated with the actions to complete this restructuring are expected to be in the range of $45 million to $55 million pre-tax, or $0.22 to $0.27 per diluted share, consisting of $40 million to $45 million in employee severance pay and benefits and $5 million to $10 million in facility costs, representing primarily lease termination and other facility closure related costs.

During the three and six months ended June 30, 2018, we recorded restructuring costs of $14.9 million and $18.7 million, respectively, primarily for certain redundancies. The costs associated with these restructuring activities are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended June 30, 2018 Compared to Three Months Ended July 1, 2017

Net Sales

Net sales for the three months ended June 30, 2018 and July 1, 2017 were as follows (in thousands):

		June 30,	% of	July 1,	% of	Increase
		2018	Total	2017	Total	$	%
Health care distribution (1):
	Dental ............................................................................................................................................................................................	$1,612,875	48.5%	$1,488,167	48.7%	$124,708	8.4%
	Animal health ...................................................................................................................................................................................	985,942	29.6	891,331	29.1	94,611	10.6
	Medical ..........................................................................................................................................................................................	614,025	18.5	571,427	18.7	42,598	7.5
	Total health care distribution ..............................................................................................................................................................	3,212,842	96.6	2,950,925	96.5	261,917	8.9
Technology and value-added services (2).......................................................................................................................................................		113,834	3.4	108,533	3.5	5,301	4.9
	Total .........................................................................................................................................................................................	$3,326,676	100.0%	$3,059,458	100.0%	$267,218	8.7

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
	services.

The $267.2 million, or 8.7%, increase in net sales for the three months ended June 30, 2018 includes an increase of 6.5% local currency growth (4.8% increase in internally generated revenue and 1.7% growth from acquisitions) as well as an increase of 2.2% related to foreign currency exchange.

The $124.7 million, or 8.4%, increase in dental net sales for the three months ended June 30, 2018 includes an increase of 5.9% in local currency growth (4.4% increase in internally generated revenue and 1.5% growth from acquisitions) as well as an increase of 2.5% related to foreign currency exchange.  The 5.9% increase in local currency sales was due to increases in dental equipment sales and service revenues of 5.7% (5.6% growth from internally generated revenue and 0.1% growth from acquisitions) and dental consumable merchandise sales growth of 6.0% (4.0% growth from internally generated revenue and 2.0% growth from acquisitions).

The $94.6 million, or 10.6%, increase in animal health net sales for the three months ended June 30, 2018 includes an increase of 7.4% local currency growth (4.4% increase in internally generated revenue and 3.0% growth from acquisitions) as well as an increase of 3.2% related to foreign currency exchange.  The local currency growth in animal health revenue is affected by the revenue for certain products being recognized on an agency basis in 2018 that had been recognized on a gross basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 8.5%.

      The $42.6 million, or 7.5%, increase in medical net sales for the three months ended June 30, 2018 includes an increase of 7.2% local currency growth (7.0% increase in internally generated revenue and 0.2% growth from acquisitions) as well as an increase of 0.3% related to foreign currency exchange.

The $5.3 million, or 4.9%, increase in technology and value-added services net sales for the three months ended June 30, 2018 includes an increase of 3.7% local currency growth (3.0% internally generated revenue and 0.7% growth from acquisitions) as well as an increase of 1.2% related to foreign currency exchange.  The local currency growth in technology and value-added services revenue is affected by the revenue for certain products being recognized on an agency basis in 2018 that had been recognized on a gross basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 3.4%.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended June 30, 2018 and July 1, 2017 were as follows (in thousands):

	June 30,	Gross	July 1,	Gross	Increase
	2018	Margin %	2017	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$827,835	25.8%	$767,605	26.0%	$60,230	7.8%
Technology and value-added services .......................................................................................................................................................	73,237	64.3	71,568	65.9	1,669	2.3
Total .........................................................................................................................................................................................	$901,072	27.1	$839,173	27.4	$61,899	7.4

Gross profit increased $61.9 million, or 7.4%, for the three months ended June 30, 2018, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $60.2 million, or 7.8%, for the three months ended June 30, 2018 compared to the prior year period.  Health care distribution gross profit margin decreased to 25.8% for the three months ended June 30, 2018 from 26.0% for the comparable prior year period.  The overall increase in our health care distribution gross profit is attributable to a $54.2 million gross profit increase from growth in internally generated revenue and $14.5 million is attributable to acquisitions.  These increases were partially offset by a $8.5 million decline in gross profit due to the decrease in the gross margin rates.

Technology and value-added services gross profit increased $1.7 million, or 2.3%, for the three months ended June 30, 2018 compared to the prior year period.  Technology and value-added services gross profit margin decreased to 64.3% for the three months ended June 30, 2018 from 65.9% for the comparable prior year period. Acquisitions accounted for $0.3 million of our gross profit increase within our technology and value-added services segment for the three months ended June 30, 2018 compared to the prior year period.  The remaining increase of $1.4 million in our technology and value-added services segment gross profit was primarily attributable to growth in internally generated revenue.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended June 30, 2018 and July 1, 2017 were as follows (in thousands):

		% of		% of
	June 30,	Respective	July 1,	Respective	Increase
	2018	Net Sales	2017	Net Sales	$	%
Health care distribution .......................................................................................................................................................................	$636,079	19.8%	$590,646	20.0%	$45,433	7.7%
Technology and value-added services ......................................................................................................................................................	41,137	36.1	37,865	34.9	3,272	8.6
Total ........................................................................................................................................................................................	$677,216	20.4	$628,511	20.5	$48,705	7.7

Selling, general and administrative expenses increased $48.7 million, or 7.7%, for the three months ended June 30, 2018 from the comparable prior year period.  The $45.4 million increase in selling, general and administrative expenses within our health care distribution segment for the three months ended June 30, 2018 as compared to the prior year period was attributable to $19.6 million of additional costs from acquired companies, and $25.8 million of additional operating costs.  The $3.3 million increase in selling, general and administrative expenses within our technology and value-added services segment for the three months ended June 30, 2018 as compared to the prior year period was attributable to $0.5 million of additional costs from acquired companies and $2.8 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 20.4% from 20.5% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $34.7 million, or 9.1% to $416.8 million, for the three months ended June 30, 2018 from the comparable prior year period.  As a percentage of net sales, selling expenses remained consistent at 12.5%.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $14.0 million, or 5.7% to $260.4 million, for the three months ended June 30, 2018 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to  7.8% from 8.1% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended June 30, 2018  and July 1, 2017 was as follows (in thousands):

	June 30,	July 1,	Variance
	2018	2017	$	%
Interest income ........................................................................................................................................................................	$5,108	$4,107	$1,001	24.4%
Interest expense .......................................................................................................................................................................	(17,883)	(12,198)	(5,685)	(46.6)
Other, net ..............................................................................................................................................................................	(118)	728	(846)	(116.2)
Other expense, net .............................................................................................................................................................	$(12,893)	$(7,363)	$(5,530)	(75.1)

Other expense, net increased $5.5 million to $12.9 million for the three months ended June 30, 2018 from the comparable prior year period.  Interest income increased $1.0 million primarily due to increased interest and late fee income.  Interest expense increased $5.7 million primarily due to increased borrowings under our bank credit lines and our private placement facilities, as well as higher interest rates.

Income Taxes

For the three months ended June 30, 2018, our effective tax rate was 24.9% compared to 28.7% for the prior year period.  The difference between our effective tax rate and the federal statutory tax rate for the three months ended June 30, 2018 primarily relates to state and foreign income taxes and interest expense.  The difference between our effective tax rate and the federal statutory tax rate for the three months ended July 1, 2017 primarily relates to the adoption of Accounting Standards Update No. 2016-09, “Stock Compensation” (Topic 718) (“ASU 2016-09”) in the first quarter of 2017, as well as state and foreign income taxes and interest expense.

Net Income

Net income decreased $2.1 million, or 1.4%, for the three months ended June 30, 2018, compared to the prior year period due to the factors noted above.

Six Months Ended June 30, 2018 Compared to Six Months Ended July 1, 2017

Net Sales

Net sales for the six months ended June 30, 2018 and July 1, 2017 were as follows (in thousands):

		June 30,	% of	July 1,	% of	Increase
		2018	Total	2017	Total	$	%
Health care distribution (1):
	Dental ............................................................................................................................................................................................	$3,160,674	48.3%	$2,893,325	48.3%	$267,349	9.2%
	Animal health ...................................................................................................................................................................................	1,905,736	29.1	1,704,270	28.5	201,466	11.8
	Medical ..........................................................................................................................................................................................	1,254,425	19.1	1,170,313	19.6	84,112	7.2
	Total health care distribution ..............................................................................................................................................................	6,320,835	96.5	5,767,908	96.4	552,927	9.6
Technology and value-added services (2).......................................................................................................................................................		226,280	3.5	214,498	3.6	11,782	5.5
	Total .........................................................................................................................................................................................	$6,547,115	100.0%	$5,982,406	100.0%	$564,709	9.4

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
	services.

The $564.7 million, or 9.4%, increase in net sales for the six months ended June 30, 2018 includes an increase of 6.2% in local currency growth (4.3% increase in internally generated revenue and 1.9% growth from acquisitions) as well as an increase of 3.2% related to foreign currency exchange.

The $267.3 million, or 9.2%, increase in dental net sales for the six months ended June 30, 2018 includes an increase of 5.6% in local currency growth (3.7% increase in internally generated revenue and 1.9% growth from acquisitions) as well as an increase of 3.6% related to foreign currency exchange.  The 5.6% increase in local currency sales was due to an increase in dental consumable merchandise sales growth of 5.9% (3.4% growth from internally generated revenue and 2.5% growth from acquisitions) and dental equipment sales and service revenues of 4.5% (4.4% growth from internally generated revenue and 0.1% growth from acquisitions).

The $201.5 million, or 11.8%, increase in animal health net sales for the six months ended June 30, 2018 includes an increase of 7.3% in local currency growth (4.0% internally generated revenue and 3.3% growth from acquisitions) as well as an increase of 4.5% related to foreign currency exchange.  The local currency growth in animal health revenue is affected by the revenue for certain products being recognized on an agency basis in 2018 that had been recognized on a gross basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 8.1%.

The $84.1 million, or 7.2%, increase in medical net sales for the six months ended June 30, 2018 is the result of an increase of 6.8% in local currency growth (6.7% increase in internally generated revenue and 0.1% growth from acquisitions) as well as an increase of 0.4% related to foreign currency exchange.

The $11.8 million, or 5.5%, increase in technology and value-added services net sales for the six months ended June 30, 2018 includes an increase of 3.9% in local currency growth (3.0% increase in internally generated revenue and 0.9% growth from acquisitions) as well as an increase of 1.6% related to foreign currency exchange.  The local currency growth in technology and value-added services revenue is affected by the revenue for certain products being recognized on an agency basis in 2018 that had been recognized on a gross basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 3.3%.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the six months ended June 30, 2018 and July 1, 2017 were as follows (in thousands):

	June 30,	Gross	July 1,	Gross	Increase
	2018	Margin %	2017	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$1,649,877	26.1%	$1,521,335	26.4%	$128,542	8.4%
Technology and value-added services .......................................................................................................................................................	146,787	64.9	140,758	65.6	6,029	4.3
Total .........................................................................................................................................................................................	$1,796,664	27.4	$1,662,093	27.8	$134,571	8.1

For the six months ended June 30, 2018, gross profit increased $134.6 million, or 8.1%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $128.5 million, or 8.4%, for the six months ended June 30, 2018 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.1% for the six months ended June 30, 2018 from 26.4% for the comparable prior year period.  The overall increase in our health care distribution gross profit is attributable to a $114.0 million gross profit increase from growth in internally generated revenue and $33.8 million is attributable to acquisitions.  These increases were partially offset by a $19.3 million decline in gross profit due to the decrease in the gross margin rates.

Technology and value-added services gross profit increased $6.0 million, or 4.3%, for the six months ended June 30, 2018 compared to the prior year period.  Technology gross profit margin decreased to 64.9% for the six months ended June 30, 2018 from 65.6% for the comparable prior year period.  The increase in gross profit in our technology and value-added services segment was attributable to $4.8 million growth in internally generated revenue.  Acquisitions accounted for the remaining $1.2 million increase of gross profit within our technology and value-added services segment for the six months ended June 30, 2018 compared to the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the six months ended June 30, 2018 and July 1, 2017 were as follows (in thousands):

		% of		% of
	June 30,	Respective	July 1,	Respective	Increase
	2018	Net Sales	2017	Net Sales	$	%
Health care distribution ........................................................................................................................................................................	$1,276,622	20.2%	$1,181,669	20.5%	$94,953	8.0%
Technology and value-added services .......................................................................................................................................................	82,505	36.5	75,794	35.3	6,711	8.9
Total .........................................................................................................................................................................................	$1,359,127	20.8	$1,257,463	21.0	$101,664	8.1

Selling, general and administrative expenses increased $101.7 million, or 8.1%, to $1,359.1 million for the six months ended June 30, 2018 from the comparable prior year period.  The $95.0 million increase in selling, general and administrative expenses within our health care distribution segment for the six months ended June 30, 2018 as compared to the prior year period was attributable to $38.8 million of additional costs from acquired companies, and $56.2 million of additional operating costs.  The $6.7 million increase in selling, general and administrative expenses within our technology and value-added services segment for the six months ended June 30, 2018 as compared to the prior year period was attributable to $1.8 million of additional costs from acquired companies and $4.9 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 20.8% from 21.0% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $74.7 million, or 9.8%, to $835.1 million for the six months ended June 30, 2018 from the comparable prior year period.  As a percentage of net sales, selling expenses increased to 12.8% from 12.7% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $27.0 million, or 5.4%, to $524.0 million for the six months ended June 30, 2018 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 8.0% from 8.3% for the comparable year period.

Other Expense, Net

Other expense, net, for the six months ended June 30, 2018  and July 1, 2017 was as follows (in thousands):

	June 30,	July 1,	Variance
	2018	2017	$	%
Interest income ........................................................................................................................................................................	$10,266	$8,411	$1,855	22.1%
Interest expense .......................................................................................................................................................................	(35,421)	(23,628)	(11,793)	(49.9)
Other, net ..............................................................................................................................................................................	(456)	683	(1,139)	(166.8)
Other expense, net .............................................................................................................................................................	$(25,611)	$(14,534)	$(11,077)	(76.2)

Other expense, net increased $11.1 million to $25.6 million for the six months ended June 30, 2018 from the comparable prior year period.  Interest income increased $1.9 million primarily due to increased interest and late fee income.  Interest expense increased $11.8 million primarily due to increased borrowings under our bank credit lines and our private placement facilities, as well as higher interest rates.

Income Taxes

Our effective tax rate was 24.8% for the six months ended June 30, 2018 and for the six months ended July 1, 2017.  The difference between our effective tax rate and the federal statutory tax rate for the six months ended June 30, 2018 primarily relates to state and foreign income taxes and interest expense.  The difference between our effective tax rate and the federal statutory tax rate for the six months ended July 1, 2017 primarily relates to the adoption of ASU 2016-09 in the first quarter of 2017, as well as state and foreign income taxes and interest expense.

Net Income

Net income decreased $3.7 million, or 1.2%, for the six months ended June 30, 2018, compared to the prior year period due to the factors noted above.

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

Net cash provided by operating activities was $216.9 million for the six months ended June 30, 2018, compared to $176.1 million for the comparable prior year period.  The net change of $40.8 million was primarily attributable to working capital requirements.

Net cash used in investing activities was $74.6 million for the six months ended June 30, 2018, compared to $191.4 million for the comparable prior year period. The net change of $116.8 million was primarily due to reduced payments for equity investments and business acquisitions.

Net cash used in financing activities was $222.3 million for the six months ended June 30, 2018, compared to net cash provided by financing activities of $15.5 million for the comparable prior year period.  The net change of $237.8 million was primarily due to increased acquisitions of noncontrolling interests in subsidiaries, partially offset by increased net borrowings from debt and decreased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 30,	December 30,
	2018	2017
Cash and cash equivalents ...........................................................................................................................................................	$111,321	$174,658
Working capital ..........................................................................................................................................................................	909,018	1,257,045

Debt:
Bank credit lines .....................................................................................................................................................................	$1,179,334	$741,653
Current maturities of long-term debt ...........................................................................................................................................	12,475	16,659
Long-term debt ......................................................................................................................................................................	985,385	907,756
Total debt .........................................................................................................................................................................	$2,177,194	$1,666,068

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 43.3 days as of June 30, 2018 from 42.4 days as of July 1, 2017.  During the six months ended June 30, 2018, we wrote off approximately $3.8 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 4.9 as of June 30, 2018 from 5.3 as of July 1, 2017.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On April 18, 2017, we entered into a new $750 million revolving credit agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  On June 29, 2018, we amended the Credit Agreement to, among other things, (i) permit the consummation of the spin-off of HS Spinco, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Henry Schein, Inc. (the “Spin-off”), (ii) provide for swing-line commitments in the amount of $75 million, and (iii) provide for the designation of subsidiary borrowers under the facility.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.

As of June 30, 2018 and December 30, 2017, the borrowings on this revolving credit facility were $325.0 million and $320.0 million, respectively.  As of June 30, 2018 and December 30, 2017, there were $11.2 million and $11.3 million of letters of credit, respectively, provided to third parties under the credit facility.

As of June 30, 2018 and December 30, 2017, we had various other short-term bank credit lines available, of which $454.3 million and $421.7 million, respectively, were outstanding.  At June 30, 2018 and December 30, 2017, borrowings under all of our credit lines had a weighted average interest rate of 2.89% and 2.27%, respectively.

Private Placement Facilities

On September 15, 2017, we increased our available private placement facilities with three insurance companies to a total facility amount of $1 billion, and extended the expiration date to September 15, 2020.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through September 15, 2020.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  On June 29, 2018, we amended and restated the above private placement facilities to, among other things, (i) permit the consummation of the Spin-off and (ii) provide for the issuance of notes in Euros, British Pounds and Australian Dollars, in addition to U.S. Dollars.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

The components of our private placement facility borrowings as of June 30, 2018 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	28,571	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(387)
	$628,184

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

Committed Loan Associated with Animal Health Spin-off

On May 21, 2018, we obtained a $400 million committed loan which matures on the earlier of (i) March 31, 2019 and (ii) the consummation of the Spin-off.  The proceeds of this loan were used, among other things, to fund our purchase of all of the equity interests in Butler Animal Health Holding Company, LLC (“BAHHC”) directly or indirectly owned by Darby Group Companies, Inc. (“Darby”) and certain other sellers pursuant to the terms of that certain Amendment to Put Rights Agreements, dated as of April 20, 2018, by and among us, Darby, BAHHC and the individual sellers party thereto for an aggregate purchase price of $365 million. As of June 30, 2018, the balance outstanding on this loan was $400 million and is included within the “Bank credit lines” caption within our consolidated balance sheet.  At June 30, 2018, the interest rate on this loan was 3.0%.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  On July 6, 2017, we extended the expiration date of this facility agreement to April 29, 2020.  The borrowings outstanding under this securitization facility were $335 million and $350 million as of June 30, 2018 and December 30, 2017, respectively.  At June 30, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.29% plus 0.70%, for a combined rate of 2.99%.  At December 30, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.53% plus 0.75%, for a combined rate of 2.28%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	June 30,	December 30,
	2018	2017
Private placement facilities ..........................................................................................................................................................	$628,184	$535,295
U.S. trade accounts receivable securitization ...................................................................................................................................	335,000	350,000
Various collateralized and uncollateralized loans payable with interest in varying installments through 2022 at interest rates
ranging from 2.56% to 4.60% at June 30, 2018 and
ranging from 2.56% to 12.90% at December 30, 2017 ...................................................................................................................	29,701	34,027
Capital lease obligations payable through 2029 with interest rates ranging from 0.07% to 19.79% at June 30, 2018 and
ranging from 0.84% to 19.79% at December 30, 2017 ...................................................................................................................	4,975	5,093
Total .......................................................................................................................................................................................	997,860	924,415
Less current maturities ................................................................................................................................................................	(12,475)	(16,659)
Total long-term debt .............................................................................................................................................................	$985,385	$907,756

Acquisitions

On April 3, 2018, we announced a joint venture with Internet Brands, a provider of web presence and online marketing software, to create a newly formed entity, Henry Schein One, LLC.  The transaction closed on July 1, 2018.  The joint venture includes Henry Schein Practice Solutions products and services, as well as Henry Schein’s international dental practice management systems and the dental businesses of Internet Brands.  We own 74% of the joint venture and Internet Brands owns the remaining 26% minority interest.  Beginning with the second anniversary of the effective date of the formation of the joint venture, Henry Schein One will issue additional shares to Internet Brands through the fifth anniversary of the effective date, thereby increasing Internet Brands’ ownership by approximately 7.6%.  Internet Brands will also be entitled to receive additional shares, in the aggregate up to approximately 1.6% of the joint venture’s ownership, if certain operating targets are met by the joint venture in its fourth, fifth and sixth operating years.  Senior management from Henry Schein and Internet Brands serve on the board of Henry Schein One.  The combined entity, which serves markets globally, had pro-forma 2017 sales of approximately $400 million, of which approximately $100million originated at Internet Brands.

Planned Divestiture

On April 23, 2018, we announced that we entered into a definitive agreement with HS Spinco, Inc., a direct, wholly owned subsidiary of  Henry Schein (“Spinco”), and Direct Vet Marketing, Inc. (d/b/a Vets First Choice) (“DVM”) to create a newly formed company, Vets First Corp.  The transaction is intended to be tax-free to Henry Schein stockholders for U.S. tax purposes.  As part of this transaction, subject to the terms and conditions set forth in certain definitive agreements, we will contribute the assets and entities comprising our animal health business to Spinco.  In exchange for the contribution to Spinco of our animal health business, Spinco will issue to Henry Schein shares of common stock, par value $0.01per share, of Spinco (the “Spinco Common Stock”).  We will subsequently distribute to our stockholders all of the shares of Spinco Common Stock held by us (the “Distribution”).  Immediately after the Distribution, HS Merger Sub, Inc., a wholly owned subsidiary of Spinco, will merge with and into DVM, with DVM surviving the merger as a wholly owned subsidiary of Spinco (with such subsidiary to be renamed Vets First Corp.).  Upon consummation of these transactions, on a fully-diluted basis, the stockholders of  Henry Schein and, if applicable, certain third parties and minority holders of our animal health subsidiaries that are contributed to Spinco in exchange for their interests in these subsidiaries, will own approximately 63% of the outstanding shares of Spinco Common Stock, and the then former stockholders of DVM will own approximately 37% of the outstanding shares of Spinco Common Stock, subject to certain adjustments.  Henry Schein will nominate six individuals to the Vets First Corp. Board of Directors and DVM will nominate five individuals to the Vets First Corp. Board of Directors.

Additionally, we expect to receive a cash dividend between $1.0 billion and $1.25 billion on a tax-free basis as part of the transaction. We plan to use the proceeds for general corporate purposes, including share repurchases and repayment of indebtedness.

The transaction has been unanimously approved by our Board of Directors and the Board of Directors of DVM, which we are working toward closing by the end of 2018.  It is also subject to customary closing conditions, including customary regulatory approvals, the receipt of tax opinions from counsel with respect to the transaction and the effectiveness of the registration statement on Form S-1/S-4 to be filed with the SEC in connection with the transaction.

Stock Repurchases

From June 21, 2004 through June 30, 2018, we repurchased $2.8 billion, or 56,415,270 shares, under our common stock repurchase programs, with $146.6 million available as of June 30, 2018 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended June 30, 2018 and the year ended December 30, 2017 are presented in the following table:

	June 30,	December 30,
	2018	2017
Balance, beginning of period ..................................................................................................................................................	$832,138	$607,636
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(655,145)	(48,669)
Increase in redeemable noncontrolling interests due to
business acquisitions.........................................................................................................................................................	9,303	78,939
Net income attributable to redeemable noncontrolling interests .....................................................................................................	14,371	52,203
Dividends declared ...............................................................................................................................................................	(12,853)	(28,161)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests .....................................................................................................................................	(11,535)	7,461
Change in fair value of redeemable securities ............................................................................................................................	116,707	162,729
Balance, end of period ..........................................................................................................................................................	$292,986	$832,138

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  Any adjustments to these accrual amounts are recorded in our consolidated statement of income.  For six months ended June 30, 2018 and July 1, 2017, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 30, 2017 (the “2017 Form 10-K”), except as follows:

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

We generate revenue from the sale of dental, animal health and medical consumable products, as well as equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other contra revenue adjustments are included in the transaction price at contract inception by estimating the most likely amount based upon historical data and estimates and are provided for in the period in which the related sales are recognized.

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

Revenue derived from the sale of software products is recognized when products are shipped to customers or made available electronically. Such software is generally installed by customers and does not require extensive training due to the nature of its design.Revenue derived from post-contract customer support for software, including annual support and/or training, is generally recognized over time using time elapsed as the input method that best depicts the transfer of control to the customer.

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

Certain of our revenue is derived from bundled arrangements that include multiple distinct performance obligations which are accounted for separately.  When we sell software products together with related services (i.e., training and technical support), we allocate revenue to software using the residual method, using an estimate of the standalone selling price to estimate the fair value of the undelivered elements.  There are no cases where revenue is deferred due to a lack of a standalone selling price. Bundled arrangements that include elements that are not considered software consist primarily of equipment and the related installation service.  We allocate revenue for such arrangements based on the relative selling prices of the goods or services. If an observable selling price is not available (i.e., we do not sell the goods or services separately), we use one of the following techniques to estimate the standalone selling price:  adjusted market approach; cost-plus approach; or the residual method.  There is no specific hierarchy for the use of these methods, but the estimated selling price reflects our best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis taking into consideration the cost structure of our business, technical skill required, customer location and other market conditions.

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

Software Sales

For software licenses sold together with post contract support (PCS), we previously deferred software revenue if it did not have vendor-specific evidence of fair value of the PCS.  Under Topic 606, the concept of vendor-specific objective evidence is eliminated and there are no cases where revenue is deferred due to a lack of standalone selling price.  In addition, we previously recognized revenue from term licenses ratably over the contract term.  Under Topic 606, such licenses represent a right to use intellectual property and therefore require upfront recognition.  Furthermore, certain upfront fees related to service arrangements were previously deferred and recognized over the estimated customer life.  Under Topic 606, the period over which we will recognize these fees is reduced, as the upfront fee represents additional contract price which will be allocated to the performance obligations in the contract and recognized as those performance obligations are satisfied, rather than being amortized over the estimated customer life. Based on the aforementioned changes, such software revenue will be recognized sooner than under the previous revenue recognition standard.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation, Scope of Modification Accounting” (“Topic 718”).  Topic 718 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  Topic 718 requires modification accounting if the fair value, vesting conditions, or equity or liability classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  Topic 718 was adopted on a prospective basis as of December 31, 2017 and did not have a material impact on the consolidated financial statements or disclosures as of June 30, 2018.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees.  ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted.  We do not expect that the requirements of ASU-2018-07 will have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of continued acquisition integrations, systems implementations and revenue recognition controls enhancements carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended June 30, 2018, post-acquisition integration related activities continued for our global dental and animal health businesses acquired during prior quarters, representing aggregate annual revenues of approximately $377 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition.

Also, during the quarter ended June 30, 2018, post-implementation systems improvement activities continued for a new equipment system implemented during prior quarters for our U.S. dental business to centers representing approximate aggregate annual revenues of $187 million and for the upgrade of an ERP system at an animal health business in Switzerland having approximate aggregate annual revenues of $49 million.

Finally, in connection with the prior quarter implementation of Topic 606, we continued to enhance our activities relating to developing new policies and procedures based on the new revenue standard.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Beginning in January 2016, purported class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”) and Henry Schein, Inc. Although there were factual and legal variations among these complaints, each of these complaints alleges, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors.  On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes.  On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB.  In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. (“Burkhart”) not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On February 22, 2018, plaintiffs moved to certify a class that, subject to certain exclusions, includes all private dental practices and laboratories that purchased dental supplies directly from Henry Schein, Patterson, Benco, Burkhart or any combination thereof, during the period beginning January 1, 2009 until March 31, 2016.  That motion is currently pending.  We intend to defend ourselves vigorously against these actions.

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act.  Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights.  On August 1, 2017, Archer filed an amended complaint, adding Patterson and Benco as defendants, and alleging that Henry Schein, Patterson, Benco and Burkhart conspired to fix prices and refused to compete with each other for sales of dental equipment to dental professionals and agreed to enlist their common suppliers, the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, their price-cutting competing distributor Archer.  Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally.  On October 30, 2017, Archer filed a second amended complaint, to add additional allegations that it believes support its claims.  The named parties and causes of action are the same as the August 1, 2017 amended complaint.

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay.  On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration.  On June 10, 2013, Archer moved for reconsideration before the District Court judge.  On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay.  Defendants appealed the District Court’s order.  On December 21, 2017, the United States Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration.  On February 12, 2018, defendants filed an Application for Stay of Proceedings in the District Court in the Supreme Court of the United States, seeking to stay proceedings in the District Court pending a decision on defendants’ forthcoming petition for writ of certiorari. On March 2, 2018, the Supreme Court of the United States granted a stay of proceedings. On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari, pursuant to which it will review the lower court’s decision denying our motion to compel arbitration. In the meantime, the trial court proceeding is stayed.  We intend to defend ourselves vigorously against this action.

On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834.  Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental (“SourceOne”).  SourceOne had previously brought an antitrust lawsuit against Henry Schein, Patterson and Benco, which Henry Schein settled in the second quarter of 2017 and which is described in our prior filings with the SEC.

IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne.  Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting.  Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On December 21, 2017, the District Court granted the defendants’ motion to dismiss.  On January 19, 2018, IQ Dental appealed the District Court’s order.  The appeal is pending.  We intend to defend ourselves vigorously against this action.

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc.  The FTC alleges, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners.  The FTC alleges that defendants conspired in violation of Section 5 of the FTC Act.  The complaint seeks equitable relief only and does not seek monetary damages.  We deny the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups and intend to defend ourselves vigorously against this action. A hearing before an administrative law judge is scheduled for October 16, 2018.  We believe this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Stanley M. Bergman and Steven Paladino in the United States District Court for the Eastern District of New York, Case No. 1:18-cv-01428.  The complaint seeks to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased publicly traded Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”).  The complaint alleges, among other things, that the defendants made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period, including matters relating to the issues in the antitrust class actions and the FTC action described above, thereby causing the plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities.  The complaint seeks unspecified monetary damages and a jury trial.  Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), plaintiff’s counsel published notice of the commencement of this action, and thereby provided notice of the 60-day period during which any putative class member could apply to be lead plaintiff under the PSLRA.  The court appointed lead plaintiff and lead counsel on June 22, 2018 and recaptioned the putative class action as In re Henry Schein, Inc. Securities Litigation, under the same case number.  Lead plaintiff intends to file a new complaint by September 14, 2018.  We intend to defend ourselves vigorously against this action.

On May 3, 2018, a class action complaint, Marion Diagnostic Center, LLC v. Dickinson, and Co., 3:18-cv-01509 (S.D. Ill), was filed in the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Vizient, Inc. (“Vizient”); Cardinal Health, Inc. (“Cardinal”); Owens & Minor Inc. (“O&M”); and Henry Schein, Inc.  The complaint alleges that the defendants entered into a vertical conspiracy to force healthcare providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and that inflate the prices of certain Becton products to above-competitive levels.  The named plaintiffs seek to represent three separate classes consisting of all healthcare providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton,

Cardinal, O&M or Henry Schein on or after May 3, 2014.  The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On June 15, 2018, an amended complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as an additional defendant.  We intend to defend ourselves vigorously against this action.

On May 29, 2018, an amended complaint was filed in the MultiDistrict Litigation (MDL) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) in an action entitled The County of Summit, Ohio et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45090-DAP, in the Northern District of Ohio, adding Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others as defendants.  Plaintiffs allege that pharmaceutical manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc. and Henry Schein Medical Systems, Inc.) reaped financial rewards by refusing to monitor and restrict the improper distribution of those drugs.  Plaintiffs assert the following claims for relief against Henry Schein, Inc. and Henry Schein Medical Systems, Inc.: statutory public nuisance; common law absolute public nuisance; negligence; injury through criminal acts (R.C. 2307.60); unjust enrichment; and civil conspiracy.   This case has been designated “Track 1” and is currently set for trial on March 18, 2019.  We intend to defend ourselves vigorously against this action.

On July 3, 2018, the City of Barberton, Ohio (and related entities) filed a complaint in the same MDL proceeding (MDL No. 2804; Case No. 17-md-2804) in an action entitled City of Barberton, et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45767-DAP, in the Northern District of Ohio, against Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others, that is similar to The County of Summit complaint.  We intend to defend ourselves vigorously against this action.

From time to time, we may become a party to other legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations (which may in some cases involve our entering into settlement arrangements or consent decrees), and other matters arising out of the ordinary course of our business.  While the results of any legal proceeding cannot be predicted with certainty, in our opinion none of these other pending matters are currently anticipated to have a material adverse effect on our consolidated financial position, liquidity or results of operations.

As of June 30, 2018, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

As of June 30, 2018, we had repurchased approximately $2.8 billion of common stock (56,415,270 shares) under these initiatives, with $146.6 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended June 30, 2018:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
04/01/18 through 04/28/18	-	$-	-	2,604,168
04/29/18 through 06/02/18	240,000	70.94	240,000	2,631,585
06/03/18 through 06/30/18	504,280	72.04	504,280	2,018,794
	744,280		744,280

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 5.  OTHER INFORMATION

Plan of Restructuring

As previously disclosed, on July 9, 2018, we committed to an initiative to rationalize our operations and provide expense efficiencies. These actions will allow us to execute on our plan to reduce our cost structure and fund new initiatives that will drive future growth under our 2018 to 2020 strategic plan.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The total 2018 costs associated with the actions to complete this restructuring are expected to be in the range of $45 million to $55 million pre-tax, or $0.22 to $0.27 per diluted share, consisting of $40 million to $45 million in employee severance pay and benefits and $5 million to $10 million in facility costs, representing primarily lease termination and other facility closure related costs.

During the three and six months ended June 30, 2018, we recorded restructuring costs of $14.9 million and $18.7 million, respectively, primarily for certain redundancies. The costs associated with these restructuring activities are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

ITEM 6.  EXHIBITS

Exhibits.

2.1

Contribution and Distribution Agreement, dated as of April 20, 2018, by and among the Company, HS Spinco, Inc., Direct Vet Marketing, Inc. (d/b/a Vets First Choice) (“DVM”) and Shareholder Representative Services LLC, solely in its capacity as the representative of the DVM stockholders. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 23, 2018.)

2.2

Agreement and Plan of Merger, dated as of April 20, 2018, by and among the Company, HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. (d/b/a Vets First Choice) (“DVM”) and Shareholder Representative Services LLC, solely in its capacity as the representative of the DVM stockholders. (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on April 23, 2018.)

4.1

Second Amended and Restated Multicurrency Private Shelf Agreement dated as of June 29, 2018, by and among the Company, PGIM, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 2, 2018.)

4.2

Second Amended and Restated Master Note Facility dated as of June 29, 2018, by and among the Company, NYL Investors LLC and each New York Life affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 2, 2018.)

4.3

Second Amended and Restated Multicurrency Master Note Purchase Agreement dated as of June 29, 2018, by and among the Company, Metropolitan Life Insurance Company, MetLife Investment Advisors Company, LLC and each MetLife affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on July 2, 2018.)

10.1

First Amendment, dated as of June 29, 2018, among the Company, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, lead arranger and lead bookrunner. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2018.)

10.2	Promissory Note in favor of JPMorgan Chase Bank, N.A. dated as of May 21, 2018. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2018.)
10.3

Employee Matters Agreement, dated as of April 20, 2018, by and among the Company, HS Spinco, Inc. and Direct Vet Marketing, Inc. (d/b/a Vets First Choice). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2018.)

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

Dated: August 6, 2018