Form 10-Q
period 2018-09-29
HENRY SCHEIN INC
filed 2018-11-06
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

or

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

           Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)  during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes X	No __

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer __
Non-accelerated filer __	Smaller reporting company __

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

As of October 29, 2018, there were 152,437,680 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Balance Sheets as of September 29, 2018 and December 30, 2017 ............................................................................................................................................	3

	Statements of Income for the three and nine months ended
	September 29, 2018 and September 30, 2017 .......................................................................................................................................................................	4

	Statements of Comprehensive Income for the three and nine months ended
	September 29, 2018 and September 30, 2017 .......................................................................................................................................................................	5

	Statement of Changes in Stockholders' Equity for the nine months ended
	September 29, 2018 ...	6

	Statements of Cash Flows for the nine months ended
	September 29, 2018 and September 30, 2017 .......................................................................................................................................................................	7

	Notes to Consolidated Financial Statements ................................................................................................................................................................................	8
	Note 1 - Basis of Presentation ...............................................................................................................................................................................................	8
	Note 2 – Accounting Pronouncements Adopted and Critical Accounting Policies and Estimates ..........................................................................................	9
	Note 3 – Revenue from Contracts with Customers ................................................................................................................................................................	14
	Note 4 – Segment Data ...	15
	Note 5 - Debt ...	16
	Note 6 – Redeemable Noncontrolling Interests ......................................................................................................................................................................	18
	Note 7 – Comprehensive Income ...........................................................................................................................................................................................	19
	Note 8 – Fair Value Measurements ........................................................................................................................................................................................	21
	Note 9 – Business Acquisitions and Planned Divestiture ......................................................................................................................................................	24
	Note 10 – Plans of Restructuring ...........................................................................................................................................................................................	26
	Note 11 – Earnings Per Share ................................................................................................................................................................................................	27
	Note 12 – Income Taxes ...	27
	Note 13 – Derivatives and Hedging Activities .......................................................................................................................................................................	29
	Note 14 – Stock-Based Compensation ...................................................................................................................................................................................	29
	Note 15 – Supplemental Cash Flow Information ...................................................................................................................................................................	31
	Note 16 – Legal Proceedings .................................................................................................................................................................................................	32

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ....................................................................................................................................................................	36

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................................................................................................................	65

ITEM 4.	Controls and Procedures ...	66

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings ...	67

ITEM 1A.	Risk Factors ...	71

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.....................................................................................................................................................	71

ITEM 6.	Exhibits ...	72

	Signature ...	73

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 29,	December 30,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..............................................................................................................................................................	$119,740	$174,658
Accounts receivable, net of reserves of $55,289 and $53,832.................................................................................................................	1,627,640	1,522,807
Inventories, net .............................................................................................................................................................................	1,932,855	1,933,803
Prepaid expenses and other .............................................................................................................................................................	513,717	454,752
Total current assets ................................................................................................................................................................	4,193,952	4,086,020
Property and equipment, net ................................................................................................................................................................	374,051	375,001
Goodwill ..........................................................................................................................................................................................	2,685,681	2,301,331
Other intangibles, net ..........................................................................................................................................................................	618,201	669,641
Investments and other ........................................................................................................................................................................	518,425	432,002
Total assets ..........................................................................................................................................................................	$8,390,310	$7,863,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ..........................................................................................................................................................................	$1,136,120	$1,153,012
Bank credit lines ............................................................................................................................................................................	1,144,881	741,653
Current maturities of long-term debt .................................................................................................................................................	12,482	16,659
Accrued expenses:
Payroll and related .....................................................................................................................................................................	259,180	272,998
Taxes ......................................................................................................................................................................................	180,163	188,873
Other .......................................................................................................................................................................................	496,959	455,780
Total current liabilities ............................................................................................................................................................	3,229,785	2,828,975
Long-term debt .................................................................................................................................................................................	1,000,315	907,756
Deferred income taxes ........................................................................................................................................................................	45,947	50,431
Other liabilities ..................................................................................................................................................................................	415,045	420,285
Total liabilities ......................................................................................................................................................................	4,691,092	4,207,447

Redeemable noncontrolling interests .....................................................................................................................................................	282,502	832,138
Commitments and contingencies ..........................................................................................................................................................

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding .......................................................................................................................................................................	-	-
Common stock, $.01 par value, 480,000,000 shares authorized,
152,437,680 outstanding on September 29, 2018 and 240,000,000 shares
authorized, 153,690,146 outstanding on December 30, 2017.............................................................................................................	1,524	1,537
Retained earnings ..........................................................................................................................................................................	3,191,260	2,940,029
Accumulated other comprehensive loss .............................................................................................................................................	(219,649)	(130,067)
Total Henry Schein, Inc. stockholders' equity ..................................................................................................................................	2,973,135	2,811,499
Noncontrolling interests ..................................................................................................................................................................	443,581	12,911
Total stockholders' equity .......................................................................................................................................................	3,416,716	2,824,410
Total liabilities, redeemable noncontrolling interests and stockholders' equity........................................................................................	$8,390,310	$7,863,995

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017

Net sales ....................................................................................................................................................................................	$3,279,678	$3,161,083	$9,826,793	$9,143,489
Cost of sales ...............................................................................................................................................................................	2,391,118	2,325,029	7,141,569	6,645,342
Gross profit ............................................................................................................................................................................	888,560	836,054	2,685,224	2,498,147
Operating expenses:
Selling, general and administrative ................................................................................................................................................	668,011	622,506	2,027,138	1,874,644
Litigation settlements .................................................................................................................................................................	38,488	-	38,488	5,325
Transaction costs related to Animal Health spin-off.........................................................................................................................	7,282	-	18,670	-
Restructuring costs .....................................................................................................................................................................	8,853	-	27,511	-
Operating income ...................................................................................................................................................................	165,926	213,548	573,417	618,178
Other income (expense):
Interest income .........................................................................................................................................................................	5,163	4,793	15,429	13,204
Interest expense ........................................................................................................................................................................	(21,045)	(13,428)	(56,466)	(37,056)
Other, net .................................................................................................................................................................................	(346)	(194)	(802)	489
Income before taxes and equity in earnings
of affiliates .........................................................................................................................................................................	149,698	204,719	531,578	594,815
Income taxes ..............................................................................................................................................................................	(29,401)	(59,340)	(124,084)	(156,276)
Equity in earnings of affiliates ........................................................................................................................................................	6,679	5,569	15,622	12,244
Net income .................................................................................................................................................................................	126,976	150,948	423,116	450,783
Less: Net income attributable to noncontrolling interests ...................................................................................................................	(5,498)	(12,917)	(20,208)	(35,949)
Net income attributable to Henry Schein, Inc. ...................................................................................................................................	$121,478	$138,031	$402,908	$414,834

Earnings per share attributable to Henry Schein, Inc.:

Basic .......................................................................................................................................................................................	$0.80	$0.88	$2.63	$2.64
Diluted ....................................................................................................................................................................................	$0.79	$0.87	$2.62	$2.61

Weighted-average common shares outstanding:
Basic .......................................................................................................................................................................................	152,533	156,914	152,970	157,386
Diluted ....................................................................................................................................................................................	153,614	158,271	153,982	158,866

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017

Net income .................................................................................................................................................................................	$126,976	$150,948	$423,116	$450,783

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)...........................................................................................................................................	(10,582)	58,916	(106,154)	173,166

Unrealized gain (loss) from foreign currency hedging
activities ................................................................................................................................................................................	(379)	(34)	674	(1,274)

Unrealized investment loss ...........................................................................................................................................................	(1)	(2)	(2)	(2)

Pension adjustment gain (loss)......................................................................................................................................................	116	(353)	1,056	(1,063)

Other comprehensive income (loss), net of tax ..................................................................................................................................	(10,846)	58,527	(104,426)	170,827
Comprehensive income .................................................................................................................................................................	116,130	209,475	318,690	621,610
Comprehensive income attributable to noncontrolling
interests:
Net income ............................................................................................................................................................................	(5,498)	(12,917)	(20,208)	(35,949)
Foreign currency translation (gain) loss.........................................................................................................................................	2,589	(3,473)	14,844	(8,258)
Comprehensive income attributable to noncontrolling
interests .............................................................................................................................................................................	(2,909)	(16,390)	(5,364)	(44,207)

Comprehensive income attributable to Henry Schein, Inc. ...................................................................................................................	$113,221	$193,085	$313,326	$577,403

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, December 30, 2017 ...............................................................................................................................................................	153,690,146	$1,537	$-	$2,940,029	$(130,067)	$12,911	$2,824,410
Cumulative impact of adopting new accounting standards (Note 2)...........................................................................................................................	-	-	-	2,594	-	-	2,594
Net income (excluding $17,019 attributable to Redeemable
noncontrolling interests) ..............................................................................................................................................................	-	-	-	402,908	-	3,189	406,097
Foreign currency translation loss (excluding loss of $13,752
attributable to Redeemable noncontrolling interests) ...................................................................................................................................	-	-	-	-	(91,310)	(1,092)	(92,402)
Unrealized gain from foreign currency hedging activities,
net of tax of $405.....................................................................................................................................................................	-	-	-	-	674	-	674
Unrealized investment loss, net of tax of $0................................................................................................................................................	-	-	-	-	(2)	-	(2)
Pension adjustment gain, including tax of $393.............................................................................................................................................	-	-	-	-	1,056	-	1,056
Dividends paid ...........................................................................................................................................................................	-	-	-	-	-	(396)	(396)
Other adjustments ........................................................................................................................................................................	-	-	(11)	-	-	712	701
Purchase of noncontrolling interests.......................................................................................................................................................	-	-	-	-	-	(207)	(207)
Change in fair value of redeemable securities ...............................................................................................................................................	-	-	(119,695)	-	-	-	(119,695)
Initial noncontrolling interests and adjustments related to
business acquisitions.................................................................................................................................................................	-	-	-	-	-	428,464	428,464
Repurchase and retirement of common stock ...............................................................................................................................................	(1,521,208)	(15)	(20,865)	(93,226)	-	-	(114,106)
Stock issued upon exercise of stock options ...............................................................................................................................................	153,516	1	3,075	-	-	-	3,076
Stock-based compensation expense ........................................................................................................................................................	379,428	4	34,231	-	-	-	34,235
Shares withheld for payroll taxes ..........................................................................................................................................................	(267,573)	(3)	(18,107)	-	-	-	(18,110)
Settlement of stock-based compensation awards ............................................................................................................................................	3,371	-	(642)	-	-	-	(642)
Deferred tax benefit arising from acquisition of
noncontrolling interest in partnership..................................................................................................................................................	-	-	60,969	-	-	-	60,969
Transfer of charges in excess of capital......................................................................................................................................................	-	-	61,045	(61,045)	-	-	-
Balance, September 29, 2018 ..............................................................................................................................................................	152,437,680	$1,524	$-	$3,191,260	$(219,649)	$443,581	$3,416,716

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 29,	September 30,
	2018	2017

Cash flows from operating activities:
Net income .......................................................................................................................................................................................	$423,116	$450,783
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization .....................................................................................................................................................	155,089	141,278
Stock-based compensation expense ..............................................................................................................................................	34,235	31,987
Provision for losses on trade and other accounts receivable ...............................................................................................................	7,870	6,981
Provision for (benefit from) deferred income taxes ..........................................................................................................................	(6,282)	8,600
Equity in earnings of affiliates .....................................................................................................................................................	(15,622)	(12,244)
Distributions from equity affiliates ................................................................................................................................................	15,534	16,826
Changes in unrecognized tax benefits ............................................................................................................................................	2,853	(6,653)
Other .......................................................................................................................................................................................	590	6,031
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ...............................................................................................................................................................	(155,579)	(226,577)
Inventories ...........................................................................................................................................................................	(35,300)	27,336
Other current assets ................................................................................................................................................................	(81,774)	(70,833)
Accounts payable and accrued expenses ...................................................................................................................................	46,024	(66,014)
Net cash provided by operating activities ...............................................................................................................................................	390,754	307,501

Cash flows from investing activities:
Purchases of fixed assets ....................................................................................................................................................................	(61,826)	(55,315)
Payments for equity investments and business
acquisitions, net of cash acquired .....................................................................................................................................................	(47,325)	(258,786)
Other ...............................................................................................................................................................................................	(37,206)	(6,694)
Net cash used in investing activities .......................................................................................................................................................	(146,357)	(320,795)

Cash flows from financing activities:
Proceeds from bank borrowings ...........................................................................................................................................................	404,098	193,550
Proceeds from issuance of long-term debt ..............................................................................................................................................	115,000	200,440
Principal payments for long-term debt ...................................................................................................................................................	(27,621)	(59,531)
Debt issuance costs ............................................................................................................................................................................	(395)	(1,771)
Proceeds from issuance of stock upon exercise of stock options .................................................................................................................	3,076	4,941
Payments for repurchases of common stock ..........................................................................................................................................	(114,106)	(225,005)
Payments for taxes related to shares withheld for employee taxes...............................................................................................................	(17,903)	(44,721)
Distributions to noncontrolling stockholders ............................................................................................................................................	(15,767)	(23,921)
Acquisitions of noncontrolling interests in subsidiaries ..............................................................................................................................	(664,898)	(27,914)
Net cash provided by (used in) financing activities ...................................................................................................................................	(318,516)	16,068

Effect of exchange rate changes on cash and cash equivalents ..................................................................................................................	19,201	14,724
Net change in cash and cash equivalents ................................................................................................................................................	(54,918)	17,498
Cash and cash equivalents, beginning of period .......................................................................................................................................	174,658	62,381
Cash and cash equivalents, end of period ...............................................................................................................................................	$119,740	$79,879

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 29, 2018 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 29, 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 2 – Accounting Pronouncements Adopted and Critical Accounting Policies and Estimates

Accounting Pronouncements Adopted

InMay 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, Accounting Standards Codification (“ASC”) 606 (“Topic 606”).  We adopted the provisions of this standard as of December 31, 2017, on a modified retrospective basis.  We applied the requirements of the new standard only to contracts that were not completed as of the adoption date. We recorded an immaterial adjustment to the opening balance of retained earnings for the adoption of Topic 606. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The impact of adoption on our consolidated balance sheet and income statement was as follows:

	As of
	September 29, 2018
		Balances	Effect of
	As	Without Adoption	Change
Balance Sheet	Reported	of Topic 606	Increase/(Decrease)
Assets:
Prepaid expenses and other ........................................................................................................................................	$513,717	$514,043	$(326)
Investments and other ...............................................................................................................................................	518,425	516,409	2,016

Liabilities:
Accrued expenses -Taxes............................................................................................................................................	$180,163	$179,748	$415
Accrued expenses - Other ...........................................................................................................................................	496,959	499,603	(2,644)
Deferred income taxes ...............................................................................................................................................	45,947	45,340	607
Other liabilities (long-term) ..........................................................................................................................................	415,045	415,594	(549)
Stockholders' equity:
Retained earnings .....................................................................................................................................................	$3,191,260	$3,187,304	$3,956
Accumulated other comprehensive loss ........................................................................................................................	$(219,649)	$(219,554)	$(95)

	Three Months Ended			Nine Months Ended
	September 29, 2018			September 29, 2018
		Balances			Balances
		Without Adoption	Effect of Change		Without Adoption	Effect of Change
Statement of Income	As Reported	of Topic 606	Increase/ (Decrease)	As Reported	of Topic 606	Increase/ (Decrease)
Net sales:
Dental .............................................................................................................................................................................................	$1,514,538	$1,514,538	$-	$4,675,212	$4,675,212	$-
Animal Health ..................................................................................................................................................................................	899,295	899,295	-	2,805,031	2,805,031	-
Medical ...........................................................................................................................................................................................	721,942	721,942	-	1,976,367	1,976,367	-
Total healthcare distribution ................................................................................................................................................................	$3,135,775	$3,135,775	$-	$9,456,610	$9,456,610	$-
Technology and value-added services ...................................................................................................................................................	143,903	143,420	483	370,183	369,459	724
Total ...............................................................................................................................................................................................	$3,279,678	$3,279,195	$483	$9,826,793	$9,826,069	$724
Costs and expenses:
Cost of sales .....................................................................................................................................................................................	2,391,118	2,391,118	-	7,141,569	7,141,569	-
Selling, general and administrative ........................................................................................................................................................	722,634	722,842	(208)	2,111,807	2,112,058	(251)
Income taxes.....................................................................................................................................................................................	(29,401)	(29,265)	136	(124,084)	(123,861)	223
.......................................................................................................................................................................................................
Net income .......................................................................................................................................................................................	$126,976	$126,421	$555	$423,116	$422,364	$752

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting”. ASU No. 2017-09 provides guidance on determining which changes to the terms

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

and conditions of share-based payment awards require an entity to apply modification accounting.  ASU 2017-09 requires modification accounting if the fair value, vesting conditions, or equity or liability classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  ASU 2017-09 was adopted on a prospective basis as of December 31, 2017 and did not have a material impact on the consolidated financial statements or disclosures as of September 29, 2018.

The cumulative effect of the changes made to our consolidated balance sheet as of December 31, 2017 related to Topic 606 and Topic 740 were as follows:

	Balance at
	December 30,	Adjustments	Adjustments	Balance at
	2017	Due To	Due To	December 31,
	(As Reported)	Topic 606	Topic 740	2017
Assets:
Prepaid expenses and other ........................................................................................................................................	$454,752	$119	$(610)	$454,261
Investments and other ...............................................................................................................................................	432,002	1,133	-	433,135

Liabilities:
Accrued expenses - Taxes...........................................................................................................................................	$188,873	$437	$-	$189,310
Accrued expenses - Other ...........................................................................................................................................	455,780	(2,614)	-	453,166
Deferred income taxes ...............................................................................................................................................	50,431	471	-	50,902
Other liabilities (long-term) ..........................................................................................................................................	420,285	(246)	-	420,039

Stockholders' equity:
Retained earnings .....................................................................................................................................................	$2,940,029	$3,204	$(610)	$2,942,623

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

Revenue derived from other sources, including freight charges, equipment repairs and financial services, is recognized when the related product revenue is recognized or when the services are provided.  We apply the practical expedient to treat shipping and handling activities performed after the customer obtains control as fulfillment activities, rather than a separate performance obligation in the contract.

Sales, value-add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

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

Disaggregation of Net sales

The following table disaggregates our Net sales by reportable segment and geographic area:

	Three Months Ended			Nine Months Ended
	September 29, 2018			September 29, 2018
	North America	International	Global	North America	International	Global
Net sales:
Health care distribution.................................................................................................................................................................
Dental .....................................................................................................................................................................................	$951,412	$563,126	$1,514,538	$2,831,062	$1,844,150	$4,675,212
Animal health ...........................................................................................................................................................................	460,838	438,457	899,295	1,425,273	1,379,758	2,805,031
Medical ...................................................................................................................................................................................	702,758	19,184	721,942	1,915,944	60,423	1,976,367
Total health care distribution.....................................................................................................................................................	2,115,008	1,020,767	3,135,775	6,172,279	3,284,331	9,456,610
Technology and value-added services..............................................................................................................................................	123,823	20,080	143,903	307,826	62,357	370,183
Total .......................................................................................................................................................................................	$2,238,831	$1,040,847	$3,279,678	$6,480,105	$3,346,688	$9,826,793

Contract Balances

Contract balances represent amounts presented in our consolidated balance sheet when either we have transferred goods or services to the customer or the customer has paid consideration to us under the contract. These contract balances include accounts receivable, contract assets and contract liabilities.

The contract assets primarily relate to our rights to consideration for work completed but not billed at the reporting date on contracts. The contract assets are transferred to receivables when the rights become unconditional. The contract assets primarily relate to our bundled arrangements for the sale of equipment and consumables and sales of term software licenses. Current and non-current contract asset balances as of September 29, 2018 and December 31, 2017 were not material.

The contract liabilities primarily relate to advance payments from customers and upfront payments for service arrangements provided over time. At December 31, 2017, the current portion of contract liabilities of $85.7 million was reported in Accrued expenses: Other, and $5.2 million related to non-current contract liabilities were reported in Other liabilities.  During the nine months ended September 29, 2018, we recognized $69.7 million of the amount previously deferred at December 31, 2017.  At September 29, 2018, the current and non-current portion of contract liabilities were $73.7 million and $5.5 million, respectively.

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

The following tables present information about our reportable and operating segments:

		Three Months Ended		Nine Months Ended
		September 29,	September 30,	September 29,	September 30,
		2018	2017	2018	2017
Net Sales:
	Health care distribution (1):
	Dental .....................................................................................................................................................................................	$1,514,538	$1,478,730	$4,675,212	$4,372,055
	Animal health ...........................................................................................................................................................................	899,295	882,580	2,805,031	2,586,850
	Medical ...................................................................................................................................................................................	721,942	690,761	1,976,367	1,861,074
	Total health care distribution ...................................................................................................................................................	3,135,775	3,052,071	9,456,610	8,819,979
	Technology and value-added services (2)............................................................................................................................................	143,903	109,012	370,183	323,510
	Total .......................................................................................................................................................................................	$3,279,678	$3,161,083	$9,826,793	$9,143,489

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
	services.

		Three Months Ended		Nine Months Ended
		September 29,	September 30,	September 29,	September 30,
		2018	2017	2018	2017
Operating Income:
	Health care distribution ...................................................................................................................................................................	$127,990	$181,612	$471,543	$521,278
	Technology and value-added services ...............................................................................................................................................	37,936	31,936	101,874	96,900
	Total .......................................................................................................................................................................................	$165,926	$213,548	$573,417	$618,178

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 5 – Debt

Bank Credit Lines

On April 18, 2017, we entered into a new $750 million revolving credit agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  On June 29, 2018, we amended the Credit Agreement to, among other things, (i) permit the consummation of the spin-off of our Animal Health business (the “Spin-off”) (See Note 9), (ii) provide for swing-line commitments in the amount of $75 million, and (iii) provide for the designation of subsidiary borrowers under the facility.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.

As of September 29, 2018 and December 30, 2017, the borrowings under this revolving credit facility were $350.0 million and $320.0 million, respectively.  As of September 29, 2018 and December 30, 2017, there were $11.2 million and $11.3 million of letters of credit, respectively, provided to third parties under the credit facility.

As of September 29, 2018 and December 30, 2017, we had various other short-term bank credit lines available, of which $394.9 million and $421.7 million, respectively, were outstanding.  At September 29, 2018 and December 30, 2017, borrowings under all of our credit lines had a weighted average interest rate of 3.06% and 2.27%, respectively.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The components of our private placement facility borrowings as of September 29, 2018 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	28,571	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(439)
	$628,132

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

Committed Loan Associated with Animal Health Spin-off

On May 21, 2018, we obtained a $400 million committed loan which matures on the earlier of (i) March 31, 2019 and (ii) the consummation of the Spin-off.  The proceeds of this loan were used, among other things, to fund our purchase of all of the equity interests in Butler Animal Health Holding Company, LLC (“BAHHC”) directly or indirectly owned by Darby Group Companies, Inc. (“Darby”) and certain other sellers pursuant to the terms of that certain Amendment to Put Rights Agreements, dated as of April 20, 2018, by and among us, Darby, BAHHC and the individual sellers party thereto for an aggregate purchase price of $365 million. As of September 29, 2018, the balance outstanding on this loan was $400 million and is included within the “Bank credit lines” caption within our consolidated balance sheet.  At September 29, 2018, the interest rate on this loan was 3.125%.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  On July 6, 2017, we extended the expiration date of this facility agreement to April 29, 2020.  The borrowings outstanding under this securitization facility were $350 million and $350 million as of September 29, 2018 and December 30, 2017, respectively.  At September 29, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.31% plus 0.75%, for a combined rate of 3.06%.  At December 30, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.53% plus 0.75%, for a combined rate of 2.28%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Long-term debt

Long-term debt consisted of the following:

	September 29,	December 30,
	2018	2017
Private placement facilities ..........................................................................................................................................................	$628,132	$535,295
U.S. trade accounts receivable securitization ...................................................................................................................................	350,000	350,000
Various collateralized and uncollateralized loans payable with interest in varying installments through 2022 at interest rates
ranging from 2.61% to 4.73% at September 29, 2018 and
ranging from 2.56% to 12.90% at December 30, 2017 ...................................................................................................................	29,719	34,027
Capital lease obligations payable through 2029 with interest rates ranging from 0.07% to 19.79% at September 29, 2018 and
ranging from 0.84% to 19.79% at December 30, 2017 ...................................................................................................................	4,946	5,093
Total .......................................................................................................................................................................................	1,012,797	924,415
Less current maturities ................................................................................................................................................................	(12,482)	(16,659)
Total long-term debt .............................................................................................................................................................	$1,000,315	$907,756

Note 6 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 29, 2018 and the year ended December 30, 2017 are presented in the following table:

	September 29,	December 30,
	2018	2017
Balance, beginning of period ..................................................................................................................................................	$832,138	$607,636
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(666,363)	(48,669)
Increase in redeemable noncontrolling interests due to
business acquisitions..........................................................................................................................................................	10,058	78,939
Net income attributable to redeemable noncontrolling interests .....................................................................................................	17,019	52,203
Dividends declared ...............................................................................................................................................................	(16,293)	(28,161)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests .....................................................................................................................................	(13,752)	7,461
Change in fair value of redeemable securities ............................................................................................................................	119,695	162,729
Balance, end of period ..........................................................................................................................................................	$282,502	$832,138

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

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	September 29,	December 30,
	2018	2017
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment ...........................................................................................................	$(19,316)	$(5,564)

Attributable to noncontrolling interests:
Foreign currency translation adjustment ...........................................................................................................	$(553)	$539

Attributable to Henry Schein, Inc.:
Foreign currency translation loss ..........................................................................................................................	$(203,749)	$(112,439)
Unrealized loss from foreign currency hedging activities ...........................................................................................	(108)	(782)
Unrealized investment loss .................................................................................................................................	(5)	(3)
Pension adjustment loss .....................................................................................................................................	(15,787)	(16,843)
Accumulated other comprehensive loss ............................................................................................................	$(219,649)	$(130,067)

Total Accumulated other comprehensive loss ............................................................................................................	$(239,518)	$(135,092)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net income ........................................................................................................................................................................	$126,976	$150,948	$423,116	$450,783

Foreign currency translation gain (loss)....................................................................................................................................	(10,582)	58,916	(106,154)	173,166
Tax effect .........................................................................................................................................................................	-	-	-	-
Foreign currency translation gain (loss) ...................................................................................................................................	(10,582)	58,916	(106,154)	173,166

Unrealized gain (loss) from foreign currency hedging
activities .........................................................................................................................................................................	(406)	26	1,079	(1,278)
Tax effect .........................................................................................................................................................................	27	(60)	(405)	4
Unrealized gain (loss) from foreign currency hedging
activities .........................................................................................................................................................................	(379)	(34)	674	(1,274)

Unrealized investment loss....................................................................................................................................................	(1)	(3)	(2)	(3)
Tax effect .........................................................................................................................................................................	-	1	-	1
Unrealized investment loss....................................................................................................................................................	(1)	(2)	(2)	(2)

Pension adjustment gain (loss)...............................................................................................................................................	139	(529)	1,449	(1,571)
Tax effect .........................................................................................................................................................................	(23)	176	(393)	508
Pension adjustment gain (loss)...............................................................................................................................................	116	(353)	1,056	(1,063)
Comprehensive income .......................................................................................................................................................	$116,130	$209,475	$318,690	$621,610

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

During the three months ended September 29, 2018 and September 30, 2017, we recognized, as a component of our comprehensive income, a foreign currency translation gain (loss) of $(10.6) million and $58.9 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  During the nine months ended September 29, 2018 and September 30, 2017, we recognized, as a component of our comprehensive income, a foreign currency translation gain (loss) of $(106.2) million and $173.2 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.  The foreign currency translation gain (loss) during the three and nine months ended September 29, 2018 and September 30, 2017 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain
	for the Three			for the Three
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	September 29,	September 29,	June 30,	September 30,	September 30,	July 1,
Currency	2018	2018	2018	2017	2017	2017
Euro .........................................................................................................................................................................................	$(144)	1.16	1.16	$30,373	1.18	1.14
British Pound .............................................................................................................................................................................	(1,804)	1.31	1.31	9,168	1.34	1.30
Australian Dollar ........................................................................................................................................................................	(5,507)	0.72	0.74	3,767	0.78	0.77
Canadian Dollar .........................................................................................................................................................................	1,488	0.77	0.76	5,640	0.80	0.77
Polish Zloty ...............................................................................................................................................................................	1,253	0.27	0.27	940	0.27	0.27
Swiss Franc ...............................................................................................................................................................................	266	1.02	1.00	407	1.03	1.04
Brazilian Real.............................................................................................................................................................................	(6,001)	0.25	0.26	6,400	0.32	0.30
All other currencies .....................................................................................................................................................................	(133)			2,221
Total	$(10,582)			$58,916

	Foreign Currency			Foreign Currency
	Translation			Translation
	Loss			Gain
	for the Nine			for the Nine
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	September 29,	September 29,	December 30,	September 30,	September 30,	December 26,
Currency	2018	2018	2017	2017	2017	2016
Euro .........................................................................................................................................................................................	$(27,896)	1.16	1.20	$95,715	1.18	1.05
British Pound .............................................................................................................................................................................	(11,886)	1.31	1.35	24,712	1.34	1.23
Australian Dollar ........................................................................................................................................................................	(21,227)	0.72	0.78	16,220	0.78	0.72
Canadian Dollar .........................................................................................................................................................................	(4,366)	0.77	0.80	9,820	0.80	0.74
Polish Zloty ...............................................................................................................................................................................	(3,907)	0.27	0.29	7,891	0.27	0.24
Swiss Franc ...............................................................................................................................................................................	(1,741)	1.02	1.03	5,305	1.03	0.98
Brazilian Real.............................................................................................................................................................................	(32,701)	0.25	0.30	4,136	0.32	0.31
All other currencies .....................................................................................................................................................................	(2,430)			9,367
Total	$(106,154)			$173,166

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Comprehensive income attributable to
Henry Schein, Inc. ....................................................................................................................................................	$113,221	$193,085	$313,326	$577,403
Comprehensive income attributable to
noncontrolling interests .............................................................................................................................................	2,478	372	2,097	848
Comprehensive income attributable to
Redeemable noncontrolling interests ............................................................................................................................	431	16,018	3,267	43,359
Comprehensive income .................................................................................................................................................	$116,130	$209,475	$318,690	$621,610

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Debt

The fair value of our debt, including bank credit lines, as of September 29, 2018 and December 30, 2017 was estimated at $2,157.7 million and $1,666.1 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 29, 2018 and December 30, 2017:

	September 29, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$18,135	$-	$18,135
Total assets ......................................................................................................................................................................	$-	$18,135	$-	$18,135

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$2,824	$-	$2,824
Total liabilities ..................................................................................................................................................................	$-	$2,824	$-	$2,824

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$282,502	$282,502
*CS				*CE

	December 30, 2017
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$11,799	$-	$11,799
Total assets ......................................................................................................................................................................	$-	$11,799	$-	$11,799

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$2,089	$-	$2,089
Total liabilities ..................................................................................................................................................................	$-	$2,089	$-	$2,089

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$832,138	$832,138

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 9 – Business Acquisitions and Planned Divestiture

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On July 1, 2018, we closed on a joint venture with Internet Brands, a provider of web presence and online marketing software, to create a newly formed entity, Henry Schein One, LLC.  The joint venture includes Henry Schein Practice Solutions products and services, as well as Henry Schein’s international dental practice management systems and the dental businesses of Internet Brands.  We own 74% of the joint venture and Internet Brands owns the remaining 26% minority interest.  Beginning with the second anniversary of the effective date of the formation of the joint venture, Henry Schein One will issue a fixed number of additional interests to Internet Brands through the fifth anniversary of the effective date, thereby increasing Internet Brands’ ownership by approximately 7.6%.  Internet Brands will also be entitled to receive a fixed number of additional interests, in the aggregate up to approximately 1.6% of the joint venture’s ownership, if certain operating targets are met by the joint venture in its fourth, fifth and sixth operating years.  Senior management from Henry Schein and Internet Brands serve on the board of Henry Schein One.  The combined entity, which serves markets globally, had pro-forma 2017 sales of approximately $400 million, of which approximately $100 million originated at Internet Brands.  As a result of this acquisition, $412.8 million of initial goodwill resulted which reflects the excess of our purchase price over the fair value of the net assets acquired.  The initial goodwill recorded as part of the acquisition primarily reflects the value of future synergies.  We allocated all of the goodwill to our Technology and value-added services reporting segment.  None of the goodwill recognized is deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

Concurrent with the formation of Henry Schein One, LLC, we entered into a separate agreement with Internet Brands whereby (1) beginning July 1, 2023, Internet Brands will have the right to require Henry Schein to purchase all or a portion of Internet Brands ownership interests in Henry Schein One, LLC for fair market value, and (2) beginning July 1, 2028, or earlier if certain events occur, Henry Schein will have the right to require Internet Brands to sell all or a portion of its ownership interests in Henry Schein One, LLC to Henry Schein for fair market value.

We did not complete any other material acquisitions during the nine months ended September 29, 2018.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the nine months ended September 29, 2018 and September 30, 2017, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Planned Divestiture

On April 23, 2018, we announced that we entered into a definitive agreement with HS Spinco, Inc., a direct, wholly owned subsidiary of  Henry Schein (“Spinco”), and Direct Vet Marketing, Inc. (d/b/a Vets First Choice) (“DVM”) to create a newly formed company, Vets First Corp.  The transaction is intended to be tax-free to Henry Schein stockholders for U.S. tax purposes.  As part of this transaction, subject to the terms and conditions set forth in certain definitive agreements, we will contribute the assets and entities comprising our animal health business to Spinco.  In exchange for the contribution to Spinco of our animal health business, Spinco will issue to Henry Schein shares of common stock, par value $0.01 per share, of Spinco (the “Spinco Common Stock”).  We will subsequently distribute to our stockholders all of the shares of Spinco Common Stock held by us (the “Distribution”).  Immediately after the Distribution, HS Merger Sub, Inc., a wholly owned subsidiary of Spinco, will merge with and into DVM, with DVM surviving the merger as a wholly owned subsidiary of Spinco (with such subsidiary to be renamed Vets First Corp.).  Upon consummation of these transactions, on a fully-diluted basis, the stockholders of  Henry Schein and, if applicable, certain third parties and minority holders of our animal health subsidiaries that are contributed to Spinco in exchange for their interests in these subsidiaries, are expected to own approximately 63% of the outstanding shares of Spinco Common Stock, and the then former stockholders of DVM are expected to own approximately 37% of the outstanding shares of Spinco Common Stock, subject to certain adjustments.  Henry Schein will nominate six individuals to the Vets First Corp. Board of Directors and DVM will nominate five individuals to the Vets First Corp. Board of Directors.

Additionally, we expect to receive a cash dividend between $1.0 billion and $1.25 billion on a tax-free basis as part of the transaction. We plan to use the proceeds for general corporate purposes, including share repurchases and repayment of indebtedness.

The transaction has been unanimously approved by our Board of Directors and the Board of Directors of DVM.  We are working toward closing the transaction by the end of 2018 or early 2019.  The transaction is subject to customary closing conditions, including customary regulatory approvals, the receipt of tax opinions from counsel with respect to the transaction and the effectiveness of a registration statement on Form S-1/S-4 to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the transaction.

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

During the three and nine months ended September 29, 2018, we recorded restructuring costs of $8.9 million and $27.5 million, respectively, primarily for certain redundancies. The costs associated with these restructuring activities are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 29, 2018 and during our 2017 fiscal year and the remaining accrued balance of restructuring costs as of September 29, 2018, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 31, 2016 ...............................................................................................................................................................	$22,354	$2,454	$895	$25,703
Payments and other adjustments ..........................................................................................................................................................	(19,136)	(1,139)	(871)	(21,146)
Balance, December 30, 2017 ...............................................................................................................................................................	$3,218	$1,315	$24	$4,557
Provision ..........................................................................................................................................................................................	26,474	757	280	27,511
Payments and other adjustments ..........................................................................................................................................................	(16,908)	(1,441)	(206)	(18,555)
Balance, September 29, 2018 ..............................................................................................................................................................	$12,784	$631	$98	$13,513
.......................................................................................................................................................................................................

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 29, 2018 and the 2017 fiscal year and the remaining accrued balance of restructuring costs as of September 29, 2018:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 31, 2016 ..................................................................................................................................................	$25,238	$465	$25,703
Payments and other adjustments ............................................................................................................................................	(20,681)	(465)	(21,146)
Balance, December 30, 2017 ..................................................................................................................................................	$4,557	$-	$4,557
Provision .............................................................................................................................................................................	25,625	1,886	27,511
Payments and other adjustments ............................................................................................................................................	(18,065)	(490)	(18,555)
Balance, September 29, 2018 .................................................................................................................................................	$12,117	$1,396	$13,513

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Basic ........................................................................................................................................................................................	152,533	156,914	152,970	157,386
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units .................................................................................................................	1,081	1,357	1,012	1,480
Diluted ..................................................................................................................................................................................	153,614	158,271	153,982	158,866

Note 12 – Income Taxes

Our effective tax rate was 23.3% for the nine months ended September 29, 2018 and 26.3% for the nine months ended September 30, 2017.  The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 29, 2018 primarily relates to the Tax Cuts and Jobs Act (“the Tax Act”), as well as state and foreign income taxes and interest expense.  The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2017 primarily relates to the adoption of ASU No. 2016-09, “Stock Compensation” (Topic 718) (“ASU 2016-09”) in the first quarter of 2017, as well as state and foreign income taxes and interest expense.

Under ASU 2016-09, all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes are included as a component of income tax expense beginning January 1, 2017.  Prior to the implementation of ASU 2016-09, excess tax benefits were recorded as a component of Additional paid in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits or in the income statement if there were no accumulated excess tax benefits.  For the nine months ended September 29, 2018 and September 30, 2017, the application of ASU No. 2016-09 reduced income tax expense by approximately $1.0 million and $19.5 million, respectively.

On December 22, 2017, the U.S. government passed the Tax Act.  The Tax Act is comprehensive tax legislation effective January 1, 2018 that implements complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21%, modification of accelerated depreciation, the repeal of the domestic manufacturing deduction and changes to the limitations of the deductibility of interest.  The Tax Act also includes provisions to tax global intangible low-taxed income (“GILTI”), a beneficial tax rate for Foreign Derived Intangible Income (“FDII”), a base erosion and anti-abuse tax (“BEAT”) that imposes tax on certain foreign related-party payments, and IRC Section 163(j) interest limitation (Interest Limitation).  We are subject to the GILTI, FDII, BEAT and Interest Limitation provisions effective January 1, 2018.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.  Under Topic 740, we have reasonably estimated the impact of each provision of the Tax Act on our effective tax rate.  We have recorded an estimate for the GILTI provision in our effective tax rate for the nine months ended September 29, 2018.  For the BEAT, FDII and Interest Limitation computations, we have not recorded an estimate in our effective tax rate for the nine months ended September 29, 2018 because we currently estimate that these provisions of the Tax Act will not apply to us or will have an immaterial impact in 2018.  Due to the complexity of the new GILTI tax rules and uncertainty of the application of the foreign tax credit rules in relation to GILTI, we have calculated GILTI based upon the law as we currently interpret it, and subsequent changes in law could cause us to revise our calculations in a later period.

Due to the complexities of the Tax Act, the Staff of the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) that requires us to record a provisional amount for any income tax effects of the Tax Act in accordance with Topic 740, to the extent that a reasonable estimate can be made.  SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

In the fourth quarter of 2017, we recorded provisional amounts for income tax effects of the Tax Act that we could reasonably estimate.  This included the one-time transition tax that we estimated to be $140.0 million and a net deferred tax expense of $3.0 million attributable to the revaluation of deferred tax assets and liabilities due to the lower enacted federal income tax rate of 21%.  For the nine months ended September 29, 2018, we recorded a provisional benefit of $10 million related to transition tax adjustments and a net deferred tax benefit of $1.5 million attributable to the revaluation of deferred tax assets and liabilities. We will continue to refine provisional amounts for the impacts of the Tax Act as anticipated guidance, clarifying certain aspects of the Tax Act, becomes available.  We will record any adjustments in the fourth quarter of 2018 when our analysis is complete, although we do not expect any material adjustments.

The total amount of unrecognized tax benefits as of September 29, 2018 was approximately $104.6 million, of which $83.0 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of Other liabilities within our consolidated balance sheets, were approximately $15.3 million and $0.0, respectively, as of September 29, 2018.

In 2016, we reached a settlement on a portion of the IRS audit of tax years 2012 and 2013, and we filed a Mutual Agreement Procedure request with the IRS for assistance from the U.S. Competent Authority for an open Transfer Pricing issue which resulted in a partial settlement during the quarter ended December 30, 2017.  During the quarter ended June 30, 2017, we filed a protest with the Appellate Division regarding the remaining open audit issues for the years 2012 and 2013.  We had an initial Appeals Conference during the third quarter of 2018.  In addition, we are working on finalizing our submission for an Advanced Pricing Agreement pursuant to which Henry Schein, Inc. and the IRS would agree on an appropriate transfer pricing methodology for future tax years. We do not expect this to have a material effect on our consolidated financial position, liquidity or results of operations.

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

Note 14 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $10.9 million ($8.7 million after-tax) and $34.2 million ($26.2 million after-tax) for the three and nine months ended September 29, 2018, respectively, and $12.6 million ($9.0 million after-tax) and $32.0 million ($23.6 million after-tax) for the three and nine months ended September 30, 2017, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of September 29, 2018 was $91.4 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

The following table summarizes stock option activity under the Plans during the nine months ended September 29, 2018:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period ............................................................................................................................................	155	$29.65
Granted ................................................................................................................................................................................	-	-
Exercised ..............................................................................................................................................................................	(154)	29.81
Forfeited ..............................................................................................................................................................................	-	-
Outstanding at end of period ....................................................................................................................................................	1	$17.22	0.4	$136

Options exercisable at end of period ..........................................................................................................................................	1	$17.22	0.4	$136

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following tables summarize the activity of our non-vested restricted stock/units for the nine months ended September 29, 2018:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period ..............................................................................................................................................	1,233	$70.28
Granted .................................................................................................................................................................................	363	65.88
Vested ...................................................................................................................................................................................	(311)	62.96
Forfeited ................................................................................................................................................................................	(78)	77.96
Outstanding at end of period ......................................................................................................................................................	1,207	$70.34	$85.03

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period ..............................................................................................................................................	1,226	$60.81
Granted .................................................................................................................................................................................	397	68.76
Vested ...................................................................................................................................................................................	(426)	71.33
Forfeited ................................................................................................................................................................................	(72)	77.39
Outstanding at end of period ......................................................................................................................................................	1,125	$55.75	$85.03

Note 15 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Nine Months Ended
	September 29,	September 30,
	2018	2017
Interest...................................................................................................................................................................................	$52,108	$33,640
Income taxes..........................................................................................................................................................................	207,474	179,445

During the nine months ended September 29, 2018 and September 30, 2017, we had $1.1 million and $(1.3) million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively.  During the first quarter of 2018, as part of a business acquisition, we increased our ownership in a subsidiary through a non-cash transaction of $1.3 million.

      During the third quarter of 2018, we closed on a joint venture with Internet Brands to create a newly formed entity, Henry Schein One, LLC, through a non-cash transaction resulting in an initial estimate of approximately $337 million of noncontrolling interest representing Internet Brands’ current 26% minority interest and an initial estimate of $95 million of deferred additional ownership interests of Internet Brands in Henry Schein One, representing up to an additional 9.2% ownership interests, a portion of which is contingent upon the achievement of certain operating targets (See Note 9).

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 16 – Legal Proceedings

Beginning in January 2016, purported class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”) and Henry Schein, Inc. Although there were factual and legal variations among these complaints, each of these complaints alleges, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors.  On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes.  On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB.  In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. (“Burkhart”) not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On February 22, 2018, plaintiffs moved to certify a class that, subject to certain exclusions, includes all private dental practices and laboratories that purchased dental supplies directly from Henry Schein, Patterson, Benco, Burkhart or any combination thereof, during the period beginning January 1, 2009 until March 31, 2016.  On September 28, 2018, the parties executed a settlement agreement that proposes a full and final settlement of the lawsuit on a classwide basis, subject to court approval.  As a result, we recorded a charge of $38.5 million in our third quarter 2018 results.

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act.  Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights.  On August 1, 2017, Archer filed an amended complaint, adding Patterson and Benco as defendants, and alleging that Henry Schein, Patterson, Benco and Burkhart conspired to fix prices and refused to compete with each other for sales of dental equipment to dental professionals and agreed to enlist their common suppliers, the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, their price-cutting competing distributor Archer.  Archer seeks damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally, as well as injunctive relief.  On October 30, 2017, Archer filed a second amended complaint, to add additional allegations that it believes support its claims.  The named parties and causes of action are the same as the August 1, 2017 amended complaint.

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay.  On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration.  On June 10, 2013, Archer moved for reconsideration before the District Court judge.  On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay.  Defendants appealed the District Court’s order.  On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration.  On February 12, 2018, defendants filed an Application for Stay of Proceedings in the District Court in the Supreme Court of the United States, seeking to stay proceedings in the District Court pending a decision on defendants’ forthcoming petition for writ of certiorari. On March 2, 2018, the Supreme Court of the United States granted a stay of proceedings. On June 25,

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari, pursuant to which it will review the lower court’s decision affirming the District Court’s decision denying our motion to compel arbitration. On October 29, 2018, the Supreme Court heard oral argument.  The Supreme Court’s decision is pending.  We intend to defend ourselves vigorously against this action.

On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the U.S. District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834.  Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental (“SourceOne”).  SourceOne had previously brought an antitrust lawsuit against Henry Schein, Patterson and Benco, which Henry Schein settled in the second quarter of 2017 and which is described in our prior filings with the SEC.

IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne.  Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting.  Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On December 21, 2017, the District Court granted the defendants’ motion to dismiss.  On January 19, 2018, IQ Dental appealed the District Court’s order.  The U.S. Court of Appeals for the Second Circuit heard oral argument on the appeal on September 13, 2018.  The court’s decision is pending.  We intend to defend ourselves vigorously against this action.

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc.  The FTC alleges, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners.  The FTC alleges that defendants conspired in violation of Section 5 of the FTC Act.  The complaint seeks equitable relief only and does not seek monetary damages.  We deny the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups and intend to defend ourselves vigorously against this action. A hearing before an administrative law judge began on October 16, 2018 and is ongoing.  We believe this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Stanley M. Bergman and Steven Paladino in the U.S. District Court for the Eastern District of New York, Case No. 1:18-cv-01428.  The complaint sought to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”).  The complaint alleged, among other things, that the defendants had made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period, including matters relating to the issues in the antitrust class action and the FTC action described above, thereby causing the plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities.  The complaint sought unspecified monetary damages and a jury trial.  Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), the court appointed lead plaintiff and lead counsel on June 22, 2018 and recaptioned the putative class action as In re Henry Schein, Inc. Securities Litigation, under the same case number.  Lead plaintiff filed a consolidated class action complaint on September 14, 2018.  The consolidated class action complaint asserts similar claims against the same defendants (plus Timothy Sullivan) on behalf of the same putative class of purchasers during the Class Period.  It alleges that Henry Schein’s stock price was inflated during that period

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

because Henry Schein had misleadingly portrayed its dental-distribution business “as successfully producing excellent profits while operating in a highly competitive environment” even though, “in reality, [Henry Schein] had engaged for years in collusive and anticompetitive practices in order to maintain Schein’s margins, profits, and market share.”  The complaint alleges that the stock price started to fall from August 8, 2017, when the company announced below-expected financial performance that allegedly “revealed that Schein’s poor results were a product of abandoning prior attempts to inflate sales volume and margins through anticompetitive collusion,” through February 13, 2018, after the FTC filed a complaint against Benco, Henry Schein and Patterson alleging that they violated U.S. antitrust laws.  The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 and Section 20(a) of the Exchange Act.  We intend to defend ourselves vigorously against this action. Henry Schein has also received a request under 8 Del. C. § 220 to inspect corporate books and records relating to the issues raised in the securities class action and the antitrust matters discussed above.

On May 3, 2018, a class action complaint, Marion Diagnostic Center, LLC, et al. v. Becton, Dickinson, and Co., et al., Case No. 3:18-cv-010509 (S.D. Ill), was filed in the U.S. District Court for the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Premier, Inc. (“Premier”), Vizient, Inc. (“Vizient”), Cardinal Health, Inc. (“Cardinal”), Owens & Minor Inc. (“O&M”), Henry Schein, Inc., and Unnamed Becton Distributor Co-Conspirators.  The complaint alleges that the defendants entered into a vertical conspiracy to force healthcare providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and inflate the prices of certain Becton products to above-competitive levels.  The named plaintiffs seek to represent three separate classes consisting of all healthcare providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Premier, Vizient, Cardinal, O&M or Henry Schein on or after May 3, 2014.  The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, treble damages, reasonable attorneys’ fees and costs and expenses, and pre-judgment and post-judgment interest.  On June 15, 2018, an amended complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as an additional defendant.  We intend to defend ourselves vigorously against this action.

On May 29, 2018, an amended complaint was filed in the MultiDistrict Litigation (MDL) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) in an action entitled The County of Summit, Ohio et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45090-DAP, in the U.S. District Court for the Northern District of Ohio, adding Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others as defendants.  Plaintiffs allege that manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc. and Henry Schein Medical Systems, Inc.) reaped financial rewards by refusing or otherwise failing to monitor appropriately and restrict the improper distribution of those drugs.  Plaintiffs assert the following claims for relief against Henry Schein, Inc. and Henry Schein Medical Systems, Inc.: statutory public nuisance; common law absolute public nuisance; negligence; injury through criminal acts (R.C. 2307.60); unjust enrichment; and civil conspiracy.   This case has been designated “Track 1” and is currently set for trial on September 3, 2019.  We intend to defend ourselves vigorously against this action.

On July 3, 2018, the City of Barberton, Ohio (and related entities) filed a complaint in the same MDL proceeding (MDL No. 2804; Case No. 17-md-2804) in an action entitled City of Barberton, et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45767-DAP, in the Northern District of Ohio, against Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others, that is similar to The County of Summit complaint.  This case has been designated “Track 2” and is currently stayed.  On September 20, 2018, Southeast Alaska Regional Health Consortium filed a complaint entitled Southeast Alaska Regional Health Consortium v. Purdue Pharma L.P., et al., Case No. 3:18-cv-00217-TMB, in the U.S. District Court for the District of Alaska, against Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others.  That case was transferred to the MDL proceeding referenced above (MDL Civil Action No. 1:17-md-02804; Case No. 1:18-op-46149), designated a “Track 2” case and is currently stayed.  On September 20, 2018, Tucson Medical Center filed a complaint entitled Tucson Medical Center v. Purdue Pharma L.P., et al., Case No. C20184213, in the Superior Court of Arizona, County of Pima, against

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Henry Schein, Inc. and others.  On September 27, 2018, Defendants removed that case to the U.S. District Court for the District of Arizona (Case No. 4:18-cv-00481-RCC).  On October 8, 2018, Tucson Medical Center voluntarily dismissed the lawsuit pending in the District of Arizona without prejudice.  On October 9, 2018, Tucson Medical Center refiled the lawsuit in the Superior Court of Arizona, County of Pima (Case No. C20184991).  On October 29, 2018, defendants removed the case to the U.S. District Court for the District of Arizona (Case. No. CV-18-00532). Sales of opioids in North America last year were less than 1% of all North American sales.  We intend to defend ourselves vigorously against these actions.

On October 9, 2018, a purported class action complaint entitled Kramer v. Henry Schein, Inc., Patterson Co., Inc., Benco Dental Supply Co., and Unnamed Co-Conspirators, was filed in the U.S. District Court for the Northern District of California.  The complaint alleges that members of the proposed class, comprised of purchasers of dental services from dental practices in California, suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Henry Schein, Patterson and Benco.  The complaint alleges that the alleged conspiracy overcharged California dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the California class purchasing dental services.  Subject to certain exclusions, the complaint defines the class as “all persons residing in California purchasing and/or reimbursing for dental services from California dental practices on or after August 31, 2012.” The complaint alleges violations of California antitrust laws, including the Cartwright Act (Cal. Bus. and Prof. Code § 16720) and the Unfair Competition Act (Cal. Bus. and Prof. Code § 17200), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest.  We intend to defend ourselves vigorously against this action.

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

As of September 29, 2018, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

We are headquartered in Melville, New York, employ more than 22,000 people (of which nearly 12,000 are based outside the United States) and have operations or affiliates in 34 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

Our common stock is traded on the Nasdaq Global Select Market tier of the Nasdaq Stock Market under the symbol HSIC.

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

Seasonality

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

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  However, with respect to the medical device excise tax, a two-year moratorium was imposed under the Consolidated Appropriations Act, 2016, suspending the imposition of the tax on device sales during the period beginning January 1, 2016 and ending on December 31, 2017, and on January 22, 2018 an additional two-year moratorium was imposed under Public Law No. 115-120, suspending the imposition of the tax on device sales during the period beginning January 1, 2018 and ending on December 31, 2019.  The Health Care Reform Law has also materially expanded the number of individuals in the

United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  In addition, the President is seeking to repeal and replace the Health Care Reform Law and has taken a number of administrative actions to materially weaken it, including, without limitation, by permitting the use of less robust health plans with lower coverage and eliminating “premium support” for insurers providing policies under the Health Care Reform Law.  On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions, and which also repealed the individual mandate of the Health Care Reform Law.  The uncertain status of the Health Care Reform Law affects our ability to plan.

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

The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique device identification (“UDI”) system.  The FDA is phasing in the implementation of the UDI regulations over seven years, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices.  Most compliance dates will have been reached as of September 24, 2018, with a final set of requirements for low risk devices being reached on September 24, 2022, which will complete the phase in.  The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices, and to directly mark certain devices with UDIs.  The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database.   The UDI regulations provide for certain exceptions, alternatives and time extensions.  For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping requirements and complaint files).  Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label, and include certain of our businesses.

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

Regulated Software and Data Processing; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings.  The 21st Century Cures Act (Cures Act), signed into law on December 13, 2016, amended the device definition to exclude certain software, including clinical decision support software that meet certain criteria.  In December 2017, the FDA issued draft guidance documents describing its proposed interpretation of the statutory language regarding which types of clinical decision support tools and other software are exempt from regulation as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and nine months ended September 29, 2018 and September 30, 2017 and cash flows for the nine months ended September 29, 2018 and September 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Operating results:
Net sales ..............................................................................................................................................................................	$3,279,678	$3,161,083	$9,826,793	$9,143,489
Cost of sales .........................................................................................................................................................................	2,391,118	2,325,029	7,141,569	6,645,342
Gross profit ......................................................................................................................................................................	888,560	836,054	2,685,224	2,498,147
Operating expenses:
Selling, general and administrative ........................................................................................................................................	668,011	622,506	2,027,138	1,874,644
Litigation settlements..........................................................................................................................................................	38,488	-	38,488	5,325
Transaction costs related to Animal Health spin-off.................................................................................................................	7,282	-	18,670	-
Restructuring costs ............................................................................................................................................................	8,853	-	27,511	-
Operating income ..........................................................................................................................................................	$165,926	$213,548	$573,417	$618,178

Other expense, net .................................................................................................................................................................	$(16,228)	$(8,829)	$(41,839)	$(23,363)
Net income ..........................................................................................................................................................................	126,976	150,948	423,116	450,783
Net income attributable to Henry Schein, Inc. .............................................................................................................................	121,478	138,031	402,908	414,834

Cash flows:
Net cash provided by operating activities ...............................................................................................................................................			$390,754	$307,501
Net cash used in investing activities .......................................................................................................................................................			(146,357)	(320,795)
Net cash provided by (used in) financing activities ...................................................................................................................................			(318,516)	16,068

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

During the three and nine months ended September 29, 2018, we recorded restructuring costs of $8.9 million and $27.5 million, respectively, primarily for certain redundancies. The costs associated with these restructuring activities are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended September 29, 2018 Compared to Three Months Ended September 30, 2017

Net Sales

Net sales for the three months ended September 29, 2018 and September 30, 2017 were as follows (in thousands):

		September 29,	% of	September 30,	% of	Increase
		2018	Total	2017	Total	$	%
Health care distribution (1):
	Dental ............................................................................................................................................................................................	$1,514,538	46.2%	$1,478,730	46.8%	$35,808	2.4%
	Animal health ...................................................................................................................................................................................	899,295	27.4	882,580	27.9	16,715	1.9
	Medical ..........................................................................................................................................................................................	721,942	22.0	690,761	21.9	31,181	4.5
	Total health care distribution ..............................................................................................................................................................	3,135,775	95.6	3,052,071	96.6	83,704	2.7
Technology and value-added services (2).......................................................................................................................................................		143,903	4.4	109,012	3.4	34,891	32.0
	Total ..........................................................................................................................................................................................	$3,279,678	100.0%	$3,161,083	100.0%	$118,595	3.8

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
	services.

The $118.6 million, or 3.8%, increase in net sales for the three months ended September 29, 2018 includes an increase of 5.1% local currency growth (3.2% increase in internally generated revenue and 1.9% growth from acquisitions) partially offset by a decrease of 1.3% related to foreign currency exchange.

The $35.8 million, or 2.4%, increase in dental net sales for the three months ended September 29, 2018 includes an increase of 4.4% in local currency growth (3.5% increase in internally generated revenue and 0.9% growth from acquisitions) partially offset by a decrease of 2.0% related to foreign currency exchange.  The 4.4% increase in local currency sales was due to increases in dental consumable merchandise sales growth of 5.1% (4.0% growth from internally generated revenue and 1.1% growth from acquisitions) and dental equipment sales and service revenues of 2.1% (2.0% growth from internally generated revenue and 0.1% growth from acquisitions).

The $16.7 million, or 1.9%, increase in animal health net sales for the three months ended September 29, 2018 includes an increase of 3.4% local currency growth (1.1% increase in internally generated revenue and 2.3% growth from acquisitions) partially offset by a decrease of 1.5% related to foreign currency exchange.  The local currency growth in animal health revenue is affected by the revenue for certain products being recognized on an agency basis in 2018 that had been recognized on a principal basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 4.3%.

The $31.2 million, or 4.5%, increase in medical net sales for the three months ended September 29, 2018 consists of an increase of 4.4% in internally generated revenue and 0.1% growth from acquisitions.

The $34.9 million, or 32.0%, increase in technology and value-added services net sales for the three months ended September 29, 2018 includes an increase of 32.6% local currency growth (7.8% increase in internally generated revenue and 24.8% growth from acquisitions) partially offset by a decrease of 0.6% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages for the three months ended September 29, 2018 and September 30, 2017 were as follows (in thousands):

	September 29,	Gross	September 30,	Gross	Increase
	2018	Margin %	2017	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$788,423	25.1%	$765,528	25.1%	$22,895	3.0%
Technology and value-added services .......................................................................................................................................................	100,137	69.6	70,526	64.7	29,611	42.0
Total ..........................................................................................................................................................................................	$888,560	27.1	$836,054	26.4	$52,506	6.3

Gross profit increased $52.5 million, or 6.3%, for the three months ended September 29, 2018, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $22.9 million, or 3.0%, for the three months ended September 29, 2018 compared to the prior year period.  Health care distribution gross profit margin remained consistent at 25.1% for the three months ended September 29, 2018 and September 30, 2017.  The overall increase in our health care distribution gross profit is attributable to a $13.2 million gross profit increase from growth in internally generated revenue and $10.5 million is attributable to acquisitions. These increases were partially offset by a $0.8 million decline in gross profit due to lower gross margin rates.

Technology and value-added services gross profit increased $29.6 million, or 42.0%, for the three months ended September 29, 2018 compared to the prior year period.  Technology and value-added services gross profit margin increased to 69.6% for the three months ended September 29, 2018 from 64.7% for the comparable prior year period, primarily due to our Henry Schein One joint venture which closed on July 1, 2018, as well as favorable sales mix.  Acquisitions accounted for $22.0 million of our gross profit increase within our technology and value-added services segment for the three months ended September 29, 2018 compared to the prior year period.  The remaining increase of $7.6 million in our technology and value-added services segment gross profit was attributable to growth of $5.1 million in internally generated revenue and $2.5 million related to increases in gross margin rates.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 29, 2018 and September 30, 2017 were as follows (in thousands):

		% of		% of
	September 29,	Respective	September 30,	Respective	Increase
	2018	Net Sales	2017	Net Sales	$	%
Health care distribution .......................................................................................................................................................................	$660,434	21.1%	$583,915	19.1%	$76,519	13.1%
Technology and value-added services .......................................................................................................................................................	62,200	43.2	38,591	35.4	23,609	61.2
Total ........................................................................................................................................................................................	$722,634	22.0	$622,506	19.7	$100,128	16.1

Selling, general and administrative expenses (together with litigation settlements, transactions costs related to the Animal Health spin-off and restructuring costs) increased $100.1 million, or 16.1%, for the three months ended September 29, 2018 from the comparable prior year period.  The $76.5 million increase in selling, general and administrative expenses within our health care distribution segment for the three months ended September 29, 2018 as compared to the prior year period was attributable to $67.5 million of additional operating costs (including $38.5 million for a litigation settlement, $7.3 million of transaction costs related to the Animal Health spin-off and $7.3 million of restructuring costs), and $9.0 million of additional costs from acquired companies.  The $23.6 million increase in selling, general and administrative expenses within our technology and value-added services segment for the three months ended September 29, 2018 as compared to the prior year period was attributable to $21.6 million of additional costs from acquired companies and $2.0 million of additional operating costs (including $1.6 million of restructuring costs).  As a percentage of net sales, selling, general and administrative expenses increased to 22.0% from 19.7% for the comparable prior year period primarily due to the costs mentioned above.

As a component of total selling, general and administrative expenses, selling expenses increased $15.7 million, or 4.1% to $401.4 million, for the three months ended September 29, 2018 from the comparable prior year period.  As a percentage of net sales, selling expenses remained consistent at 12.2%.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $84.4 million, or 35.7% to $321.2 million, for the three months ended September 29, 2018 from the comparable prior year period primarily due to $38.5 million for a litigation settlement, $7.3 million of transaction costs related to the Animal Health spin-off and $8.9 million of restructuring costs.  As a percentage of net sales, general and administrative expenses increased to 9.8% from 7.5% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended September 29, 2018  and September 30, 2017 was as follows (in thousands):

	September 29,	September 30,	Variance
	2018	2017	$	%
Interest income ........................................................................................................................................................................	$5,163	$4,793	$370	7.7%
Interest expense .......................................................................................................................................................................	(21,045)	(13,428)	(7,617)	(56.7)
Other, net ..............................................................................................................................................................................	(346)	(194)	(152)	(78.4)
Other expense, net .............................................................................................................................................................	$(16,228)	$(8,829)	$(7,399)	(83.8)

Other expense, net increased $7.4 million to $16.2 million for the three months ended September 29, 2018 from the comparable prior year period.  Interest expense increased $7.6 million primarily due to increased borrowings under our bank credit lines and our private placement facilities, as well as higher interest rates.

Income Taxes

For the three months ended September 29, 2018, our effective tax rate was 19.6% compared to 29.0% for the prior year period.  The difference between our effective tax rate and the federal statutory tax rate for the three months ended September 29, 2018 primarily relates to a provisional transition tax benefit of $10 million related to the Tax Act, as well as state and foreign income taxes and interest expense.  See Note 12 “Income Taxes” in the Notes to the Consolidated Financial Statements. The difference between our effective tax rate and the federal statutory tax rate for the three months ended September 30, 2017 primarily relates to state and foreign income taxes and interest expense.

Net Income

Net income decreased $24.0 million, or 15.9%, for the three months ended September 29, 2018, compared to the prior year period due to the factors noted above.

Nine Months Ended September 29, 2018 Compared to Nine Months Ended September 30, 2017

Net Sales

Net sales for the nine months ended September 29, 2018 and September 30, 2017 were as follows (in thousands):

		September 29,	% of	September 30,	% of	Increase
		2018	Total	2017	Total	$	%
Health care distribution (1):
	Dental ............................................................................................................................................................................................	$4,675,212	47.6%	$4,372,055	47.8%	$303,157	6.9%
	Animal health ...................................................................................................................................................................................	2,805,031	28.5	2,586,850	28.3	218,181	8.4
	Medical ..........................................................................................................................................................................................	1,976,367	20.1	1,861,074	20.4	115,293	6.2
	Total health care distribution ..............................................................................................................................................................	9,456,610	96.2	8,819,979	96.5	636,631	7.2
Technology and value-added services (2).......................................................................................................................................................		370,183	3.8	323,510	3.5	46,673	14.4
	Total ..........................................................................................................................................................................................	$9,826,793	100.0%	$9,143,489	100.0%	$683,304	7.5

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
	services.

The $683.3 million, or 7.5%, increase in net sales for the nine months ended September 29, 2018 includes an increase of 5.9% in local currency growth (3.9% increase in internally generated revenue and 2.0% growth from acquisitions) as well as an increase of 1.6% related to foreign currency exchange.

The $303.2 million, or 6.9%, increase in dental net sales for the nine months ended September 29, 2018 includes an increase of 5.2% in local currency growth (3.6% increase in internally generated revenue and 1.6% growth from acquisitions) as well as an increase of 1.7% related to foreign currency exchange.  The 5.2% increase in local currency sales was due to an increase in dental consumable merchandise sales growth of 5.4% (3.4% growth from internally generated revenue and 2.0% growth from acquisitions) and dental equipment sales and service revenues of 4.5%, all of which is attributable to growth from internally generated revenue.

The $218.2 million, or 8.4%, increase in animal health net sales for the nine months ended September 29, 2018 includes an increase of 6.0% in local currency growth (3.0% internally generated revenue and 3.0% growth from acquisitions) as well as an increase of 2.4% related to foreign currency exchange.  The local currency growth in animal health revenue is affected by the revenue for certain products being recognized on an agency basis in 2018 that had been recognized on a principal basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 6.8%.

The $115.3 million, or 6.2%, increase in medical net sales for the nine months ended September 29, 2018 includes an increase of 6.0% in local currency growth (5.9% increase in internally generated revenue and 0.1% growth from acquisitions) as well as an increase of 0.2% related to foreign currency exchange.

The $46.7 million, or 14.4%, increase in technology and value-added services net sales for the nine months ended September 29, 2018 includes an increase of 13.5% in local currency growth (4.6% increase in internally generated revenue and 8.9% growth from acquisitions) as well as an increase of 0.9% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages for the nine months ended September 29, 2018 and September 30, 2017 were as follows (in thousands):

	September 29,	Gross	September 30,	Gross	Increase
	2018	Margin %	2017	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$2,438,300	25.8%	$2,286,863	25.9%	$151,437	6.6%
Technology and value-added services .......................................................................................................................................................	246,924	66.7	211,284	65.3	35,640	16.9
Total ..........................................................................................................................................................................................	$2,685,224	27.3	$2,498,147	27.3	$187,077	7.5

For the nine months ended September 29, 2018, gross profit increased $187.1 million, or 7.5%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $151.4 million, or 6.6%, for the nine months ended September 29, 2018 compared to the prior year period.  Health care distribution gross profit margin decreased to 25.8% for the nine months ended September 29, 2018 from 25.9% for the comparable prior year period.  The overall increase in our health care distribution gross profit is attributable to a $126.1 million gross profit increase from growth in internally generated revenue and a $44.3 million gross profit increase from acquisitions, partially offset by a $19.0 million decrease due to lower gross margin rates.

Technology and value-added services gross profit increased $35.6 million, or 16.9%, for the nine months ended September 29, 2018 compared to the prior year period.  Technology gross profit margin increased to 66.7% for the nine months ended September 29, 2018 from 65.3% for the comparable prior year period.  Acquisitions accounted for $23.2 million of our gross profit increase within our technology and value-added services segment for the nine months ended September 29, 2018 compared to the prior year period.  The remaining increase of $12.4 million in technology and value-added services segment gross profit was attributable to growth of $11.5 million in internally generated revenue and $0.9 million related to higher gross margin rates.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 29, 2018 and September 30, 2017 were as follows (in thousands):

		% of		% of
	September 29,	Respective	September 30,	Respective	Increase
	2018	Net Sales	2017	Net Sales	$	%
Health care distribution ........................................................................................................................................................................	$1,966,757	20.8%	$1,765,585	20.0%	$201,172	11.4%
Technology and value-added services .......................................................................................................................................................	145,050	39.2	114,384	35.4	30,666	26.8
Total ..........................................................................................................................................................................................	$2,111,807	21.5	$1,879,969	20.6	$231,838	12.3

Selling, general and administrative expenses (together with litigation settlements, transactions costs related to the Animal Health spin-off and restructuring costs) increased $231.8 million, or 12.3%, to $2,111.8 million for the nine months ended September 29, 2018 from the comparable prior year period.  The $201.2 million increase in selling, general and administrative expenses within our health care distribution segment for the nine months ended September 29, 2018 as compared to the prior year period was attributable to $164.8 million of additional operating costs (including an increase of $33.2 million for litigation settlements, $18.7 million of transaction costs related to the Animal Health spin-off and $25.6 million of restructuring costs), and $36.4 million of additional costs from acquired companies.  The $30.6 million increase in selling, general and administrative expenses within our technology and value-added services segment for the nine months ended September 29, 2018 as compared to the prior year period was attributable to $23.4 million of additional costs from acquired companies and $7.2 million of additional operating costs (including $1.9 million of restructuring costs).  As a percentage of net sales, selling, general and administrative expenses increased to 21.5% from 20.6% for the comparable prior year period primarily due to the costs mentioned above.

As a component of selling, general and administrative expenses, selling expenses increased $90.3 million, or 7.9%, to $1,236.5 million for the nine months ended September 29, 2018 from the comparable prior year period.  As a percentage of net sales, selling expenses increased to 12.6% from 12.5% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $141.5 million, or 19.3%, to $875.3 million for the nine months ended September 29, 2018 from the comparable prior year period primarily due to an increase of $33.2 million for litigation settlements, $18.7 million of transaction costs related to the Animal Health spin-off and $27.5 million of restructuring costs.  As a percentage of net sales, general and administrative expenses increased to 8.9% from 8.0% for the comparable year period.

Other Expense, Net

Other expense, net, for the nine months ended September 29, 2018  and September 30, 2017 was as follows (in thousands):

	September 29,	September 30,	Variance
	2018	2017	$	%
Interest income ........................................................................................................................................................................	$15,429	$13,204	$2,225	16.9%
Interest expense .......................................................................................................................................................................	(56,466)	(37,056)	(19,410)	(52.4)
Other, net ..............................................................................................................................................................................	(802)	489	(1,291)	(264.0)
Other expense, net .............................................................................................................................................................	$(41,839)	$(23,363)	$(18,476)	(79.1)

Other expense, net increased $18.5 million to $41.8 million for the nine months ended September 29, 2018 from the comparable prior year period.  Interest income increased $2.2 million primarily due to increased interest and late fee income.  Interest expense increased $19.4 million primarily due to increased borrowings under our bank credit lines and our private placement facilities, as well as higher interest rates.  Other, net decreased by $1.3 million primarily due to changes in foreign exchange rates.

Income Taxes

Our effective tax rate was 23.3% for the nine months ended September 29, 2018 and 26.3% and for the nine months ended September 30, 2017.  The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 29, 2018 primarily relates to a provisional transition tax benefit of $10 million related to the Tax Act, as well as state and foreign income taxes and interest expense.  See Note 12 “Income Taxes” in the Notes to the Consolidated Financial Statements.  The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2017 primarily relates to the adoption of ASU 2016-09 in the first quarter of 2017, as well as state and foreign income taxes and interest expense.

Net Income

Net income decreased $27.7 million, or 6.1%, for the nine months ended September 29, 2018, compared to the prior year period due to the factors noted above.

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

Net cash provided by operating activities was $390.8 million for the nine months ended September 29, 2018, compared to $307.5 million for the comparable prior year period.  The net change of $83.3 million was primarily attributable to working capital requirements, partially offset by lower net income.

Net cash used in investing activities was $146.4 million for the nine months ended September 29, 2018, compared to $320.8 million for the comparable prior year period. The net change of $174.4 million was primarily due to reduced payments for equity investments and business acquisitions.

Net cash used in financing activities was $318.5 million for the nine months ended September 29, 2018, compared to net cash provided by financing activities of $16.1 million for the comparable prior year period.  The net change of $334.6 million was primarily due to increased acquisitions of noncontrolling interests in subsidiaries, partially offset by increased net borrowings from debt and decreased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 29,	December 30,
	2018	2017
Cash and cash equivalents ...........................................................................................................................................................	$119,740	$174,658
Working capital ..........................................................................................................................................................................	964,167	1,257,045

Debt:
Bank credit lines .....................................................................................................................................................................	$1,144,881	$741,653
Current maturities of long-term debt ...........................................................................................................................................	12,482	16,659
Long-term debt .......................................................................................................................................................................	1,000,315	907,756
Total debt ..........................................................................................................................................................................	$2,157,678	$1,666,068

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 43.8 days as of September 29, 2018 from 43.2 days as of September 30, 2017.  During the nine months ended September 29, 2018, we wrote off approximately $5.0 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 4.9 as of September 29, 2018 from 5.3 as of September 30, 2017.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On April 18, 2017, we entered into a new $750 million revolving credit agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  On June 29, 2018, we amended the Credit Agreement to, among other things, (i) permit the consummation of the spin-off of our Animal Health business (the “Spin-off”), (ii) provide for swing-line commitments in the amount of $75 million, and (iii) provide for the designation of subsidiary borrowers under the facility.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.

As of September 29, 2018 and December 30, 2017, the borrowings under this revolving credit facility were $350.0 million and $320.0 million, respectively.  As of September 29, 2018 and December 30, 2017, there were $11.2 million and $11.3 million of letters of credit, respectively, provided to third parties under the credit facility.

As of September 29, 2018 and December 30, 2017, we had various other short-term bank credit lines available, of which $394.9 million and $421.7 million, respectively, were outstanding.  At September 29, 2018 and December 30, 2017, borrowings under all of our credit lines had a weighted average interest rate of 3.06% and 2.27%, respectively.

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

The components of our private placement facility borrowings as of September 29, 2018 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	28,571	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(439)
	$628,132

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

Committed Loan Associated with Animal Health Spin-off

On May 21, 2018, we obtained a $400 million committed loan which matures on the earlier of (i) March 31, 2019 and (ii) the consummation of the Spin-off.  The proceeds of this loan were used, among other things, to fund our purchase of all of the equity interests in Butler Animal Health Holding Company, LLC (“BAHHC”) directly or indirectly owned by Darby Group Companies, Inc. (“Darby”) and certain other sellers pursuant to the terms of that certain Amendment to Put Rights Agreements, dated as of April 20, 2018, by and among us, Darby, BAHHC and the individual sellers party thereto for an aggregate purchase price of $365 million. As of September 29, 2018, the balance outstanding on this loan was $400 million and is included within the “Bank credit lines” caption within our consolidated balance sheet.  At September 29, 2018, the interest rate on this loan was 3.125%.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  On July 6, 2017, we extended the expiration date of this facility agreement to April 29, 2020.  The borrowings outstanding under this securitization facility were $350 million and $350 million as of September 29, 2018 and December 30, 2017, respectively.  At September 29, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.31% plus 0.75%, for a combined rate of 3.06%.  At December 30, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.53% plus 0.75%, for a combined rate of 2.28%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	September 29,	December 30,
	2018	2017
Private placement facilities ..........................................................................................................................................................	$628,132	$535,295
U.S. trade accounts receivable securitization ...................................................................................................................................	350,000	350,000
Various collateralized and uncollateralized loans payable with interest in varying installments through 2022 at interest rates
ranging from 2.61% to 4.73% at September 29, 2018 and
ranging from 2.56% to 12.90% at December 30, 2017 ...................................................................................................................	29,719	34,027
Capital lease obligations payable through 2029 with interest rates ranging from 0.07% to 19.79% at September 29, 2018 and
ranging from 0.84% to 19.79% at December 30, 2017 ...................................................................................................................	4,946	5,093
Total .......................................................................................................................................................................................	1,012,797	924,415
Less current maturities ................................................................................................................................................................	(12,482)	(16,659)
Total long-term debt .............................................................................................................................................................	$1,000,315	$907,756

Acquisitions

On July 1, 2018, we closed on a joint venture with Internet Brands, a provider of web presence and online marketing software, to create a newly formed entity, Henry Schein One, LLC.  The joint venture includes Henry Schein Practice Solutions products and services, as well as Henry Schein’s international dental practice management systems and the dental businesses of Internet Brands.  We own 74% of the joint venture and Internet Brands owns the remaining 26% minority interest.  Beginning with the second anniversary of the effective date of the formation of the joint venture, Henry Schein One will issue a fixed number of additional interests to Internet Brands through the fifth anniversary of the effective date, thereby increasing Internet Brands’ ownership by approximately 7.6%.  Internet Brands will also be entitled to receive a fixed number of additional interests, in the aggregate up to approximately 1.6% of the joint venture’s ownership, if certain operating targets are met by the joint venture in its fourth, fifth and sixth operating years.  Senior management from Henry Schein and Internet Brands serve on the board of Henry Schein One.  The combined entity, which serves markets globally, had pro-forma 2017 sales of approximately $400 million, of which approximately $100 million originated at Internet Brands.  As a result of this acquisition, $412.8 million of initial goodwill resulted which reflects the excess of our purchase price over the fair value of the net assets acquired.  The initial goodwill recorded as part of the acquisition primarily reflects the value of future synergies.  We allocated all of the goodwill to our Technology and value-added services reporting segment.  None of the goodwill recognized is deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

Concurrent with the formation of Henry Schein One, LLC, we entered into a separate agreement with Internet Brands whereby (1) beginning July 1, 2023, Internet Brands will have the right to require Henry Schein to purchase all or a portion of Internet Brands ownership interests in Henry Schein One, LLC for fair market value, and (2) beginning July 1, 2028, or earlier if certain events occur, Henry Schein will have the right to require Internet Brands to sell all or a portion of its ownership interests in Henry Schein One, LLC to Henry Schein for fair market value.

Planned Divestiture

On April 23, 2018, we announced that we entered into a definitive agreement with HS Spinco, Inc., a direct, wholly owned subsidiary of  Henry Schein (“Spinco”), and Direct Vet Marketing, Inc. (d/b/a Vets First Choice) (“DVM”) to create a newly formed company, Vets First Corp.  The transaction is intended to be tax-free to Henry Schein stockholders for U.S. tax purposes.  As part of this transaction, subject to the terms and conditions set forth in certain definitive agreements, we will contribute the assets and entities comprising our animal health business to Spinco.  In exchange for the contribution to Spinco of our animal health business, Spinco will issue to Henry Schein shares of common stock, par value $0.01per share, of Spinco (the “Spinco Common Stock”).  We will subsequently distribute to our stockholders all of the shares of Spinco Common Stock held by us (the “Distribution”).  Immediately after the Distribution, HS Merger Sub, Inc., a wholly owned subsidiary of Spinco, will merge with and into DVM, with DVM surviving the merger as a wholly owned subsidiary of Spinco (with such subsidiary to be renamed Vets First Corp.).  Upon consummation of these transactions, on a fully-diluted basis, the stockholders of  Henry Schein and, if applicable, certain third parties and minority holders of our animal health subsidiaries that are contributed to Spinco in exchange for their interests in these subsidiaries, are expected to own approximately 63% of the outstanding shares of Spinco Common Stock, and the then former stockholders of DVM are expected to own approximately 37% of the outstanding shares of Spinco Common Stock, subject to certain adjustments.  Henry Schein will nominate six individuals to the Vets First Corp. Board of Directors and DVM will nominate five individuals to the Vets First Corp. Board of Directors.

Additionally, we expect to receive a cash dividend between $1.0 billion and $1.25 billion on a tax-free basis as part of the transaction. We plan to use the proceeds for general corporate purposes, including share repurchases and repayment of indebtedness.

The transaction has been unanimously approved by our Board of Directors and the Board of Directors of DVM.  We are working toward closing the transaction by the end of 2018 or early 2019.  The transaction is subject to customary closing conditions, including customary regulatory approvals, the receipt of tax opinions from counsel with respect to the transaction and the effectiveness of a registration statement on Form S-1/S-4 to be filed with the Securities and Exchange Commission in connection with the transaction.

Stock Repurchases

From June 21, 2004 through September 29, 2018, we repurchased $2.8 billion, or 57,192,198 shares, under our common stock repurchase programs, with $85.9 million available as of September 29, 2018 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 29, 2018 and the year ended December 30, 2017 are presented in the following table:

	September 29,	December 30,
	2018	2017
Balance, beginning of period ..................................................................................................................................................	$832,138	$607,636
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(666,363)	(48,669)
Increase in redeemable noncontrolling interests due to
business acquisitions..........................................................................................................................................................	10,058	78,939
Net income attributable to redeemable noncontrolling interests .....................................................................................................	17,019	52,203
Dividends declared ...............................................................................................................................................................	(16,293)	(28,161)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests .....................................................................................................................................	(13,752)	7,461
Change in fair value of redeemable securities ............................................................................................................................	119,695	162,729
Balance, end of period ..........................................................................................................................................................	$282,502	$832,138

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  Any adjustments to these accrual amounts are recorded in our consolidated statement of income.  For nine months ended September 29, 2018 and September 30, 2017, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

Revenue derived from other sources, including freight charges, equipment repairs and financial services, is recognized when the related product revenue is recognized or when the services are provided.  We apply the practical expedient to treat shipping and handling activities performed after the customer obtains control as fulfillment activities, rather than a separate performance obligation in the contract.

Sales, value-add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation, Scope of Modification Accounting” (“Topic 718”).  Topic 718 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  Topic 718 requires modification accounting if the fair value, vesting conditions, or equity or liability classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  Topic 718 was adopted on a prospective basis as of December 31, 2017 and did not have a material impact on the consolidated financial statements or disclosures as of September 29, 2018.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current accounting principles generally accepted in the United States (“U.S. GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet.  The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.  In August 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which permits adoption of the guidance in ASU 2016-02 using either a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented or a transition method whereby companies could continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption rather than in the earliest period presented without adjusting historical financial statements.  We expect to adopt the ASU on December 30, 2018, and we are currently evaluating the effects that the adoption of ASU 2016-02 will have on our consolidated financial statements, but anticipate that the new guidance will significantly impact our consolidated balance sheet given our considerable lease obligations.  We are implementing a new lease accounting system and updating our processes in preparation for the adoption of the new standard.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging” (Topic 815) (“ASU 2017-12”), which simplifies the requirements for hedge accounting, more closely aligns hedge accounting with risk management activities and increases transparency of the scope and results of hedging activities. This ASU amends the presentation and disclosure requirements and changes how we can assess the effectiveness of our hedging relationships.  This ASU will make more financial and nonfinancial hedging strategies eligible for hedge accounting.  ASU 2017-12 is required to be implemented for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption of ASU 2017-12 is permitted in any interim period after the issuance of this ASU.  We do not expect that the requirements of ASU 2017-12 will have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, "Treatment of Stranded Tax Effects in Accumulated Other Comprehensive Income Resulting From the Tax Cuts and Jobs Act of 2017 " which allows the reclassification from accumulated comprehensive income to retained earnings the income tax effects resulting from the Tax Act.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted in any interim period after the issuance of this ASU.  We do not expect that the requirements of ASU 2018-02 will have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees.  ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted.  We do not expect that the requirements of ASU-2018-07 will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).  The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU.  ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  We do not expect that the requirements of this ASU will have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 29, 2018 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of acquisitions, continued acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended September 29, 2018, we completed the acquisition of a technology business and a dental business in North America with approximate aggregate annual revenues of $122 million.  In addition, post-acquisition integration related activities continued for our global dental and animal health businesses acquired during prior quarters, representing aggregate annual revenues of approximately $253 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition.

Also, during the quarter ended September 29, 2018, post-implementation systems improvement activities continued for a new equipment system implemented during prior quarters for our U.S. dental business equipment centers representing approximate aggregate annual revenues of $341 million and for the upgrade of an ERP system at an animal health business in Switzerland having approximate aggregate annual revenues of $49 million.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Beginning in January 2016, purported class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”) and Henry Schein, Inc. Although there were factual and legal variations among these complaints, each of these complaints alleges, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors.  On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes.  On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB.  In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. (“Burkhart”) not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On February 22, 2018, plaintiffs moved to certify a class that, subject to certain exclusions, includes all private dental practices and laboratories that purchased dental supplies directly from Henry Schein, Patterson, Benco, Burkhart or any combination thereof, during the period beginning January 1, 2009 until March 31, 2016.  On September 28, 2018, the parties executed a settlement agreement that proposes a full and final settlement of the lawsuit on a classwide basis, subject to court approval.  As a result, we recorded a charge of $38.5 million in our third quarter 2018 results.

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act.  Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights.  On August 1, 2017, Archer filed an amended complaint, adding Patterson and Benco as defendants, and alleging that Henry Schein, Patterson, Benco and Burkhart conspired to fix prices and refused to compete with each other for sales of dental equipment to dental professionals and agreed to enlist their common suppliers, the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, their price-cutting competing distributor Archer.  Archer seeks damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally, as well as injunctive relief.  On October 30, 2017, Archer filed a second amended complaint, to add additional allegations that it believes support its claims.  The named parties and causes of action are the same as the August 1, 2017 amended complaint.

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay.  On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration.  On June 10, 2013, Archer moved for reconsideration before the District Court judge.  On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay.  Defendants appealed the District Court’s order.  On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration.  On February 12, 2018, defendants filed an Application for Stay of Proceedings in the District Court in the Supreme Court of the United States, seeking to stay proceedings in the District Court pending a decision on defendants’ forthcoming petition for writ of certiorari. On March 2, 2018, the Supreme Court of the United States granted a stay of proceedings. On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari, pursuant to which it will review the lower court’s decision affirming the District Court’s decision denying our motion to compel arbitration. On October 29, 2018, the Supreme Court heard oral argument.  The Supreme Court’s decision is pending.  We intend to defend ourselves vigorously against this action.

On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the U.S. District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834.  Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental (“SourceOne”).  SourceOne had previously brought an antitrust lawsuit against Henry Schein, Patterson and Benco, which Henry Schein settled in the second quarter of 2017 and which is described in our prior filings with the SEC.

IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne.  Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting.  Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On December 21, 2017, the District Court granted the defendants’ motion to dismiss.  On January 19, 2018, IQ Dental appealed the District Court’s order.  The U.S. Court of Appeals for the Second Circuit heard oral argument on the appeal on September 13, 2018.  The court’s decision is pending.  We intend to defend ourselves vigorously against this action.

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc.  The FTC alleges, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners.  The FTC alleges that defendants conspired in violation of Section 5 of the FTC Act.  The complaint seeks equitable relief only and does not seek monetary damages.  We deny the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups and intend to defend ourselves vigorously against this action. A hearing before an administrative law judge began on October 16, 2018 and is ongoing.  We believe this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Stanley M. Bergman and Steven Paladino in the U.S. District Court for the Eastern District of New York, Case No. 1:18-cv-01428.  The complaint sought to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”).  The complaint alleged, among other things, that the defendants had made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period, including matters relating to the issues in the antitrust class action and the FTC action described above, thereby causing the plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities.  The complaint sought unspecified monetary damages and a jury trial.  Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), the court appointed lead plaintiff and lead counsel on June 22, 2018 and recaptioned the putative class action as In re Henry Schein, Inc. Securities Litigation, under the same case number.  Lead plaintiff filed a consolidated class action complaint on September 14, 2018.  The consolidated class action complaint asserts similar claims against the same defendants (plus Timothy Sullivan) on behalf of the same putative class of purchasers during the Class Period.  It alleges that Henry Schein’s stock price was inflated during that period because Henry Schein had misleadingly portrayed its dental-distribution business “as successfully producing excellent profits while operating in a highly competitive environment” even though, “in reality, [Henry Schein] had engaged for years in collusive and anticompetitive practices in order to maintain Schein’s margins, profits, and market share.”  The complaint alleges that the stock price started to fall from August 8, 2017, when the company announced below-expected financial performance that allegedly “revealed that Schein’s poor results were a product of abandoning prior attempts to inflate sales volume and margins through anticompetitive collusion,” through February 13, 2018, after the FTC filed a complaint against Benco, Henry Schein and Patterson alleging that they violated U.S. antitrust laws.  The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 and Section 20(a) of the Exchange Act.  We intend to defend ourselves vigorously against this action. Henry Schein has also received a request under 8 Del. C. § 220 to inspect corporate books and records relating to the issues raised in the securities class action and the antitrust matters discussed above.

On May 3, 2018, a class action complaint, Marion Diagnostic Center, LLC, et al. v. Becton, Dickinson, and Co., et al., Case No. 3:18-cv-010509 (S.D. Ill), was filed in the U.S. District Court for the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Premier, Inc. (“Premier”), Vizient, Inc. (“Vizient”), Cardinal Health, Inc. (“Cardinal”), Owens & Minor Inc. (“O&M”), Henry Schein, Inc., and Unnamed Becton Distributor Co-Conspirators.  The complaint alleges that the defendants entered into a vertical conspiracy to force healthcare providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and inflate the prices of certain Becton products to above-competitive levels.  The named plaintiffs seek to represent three separate classes consisting of all healthcare providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Premier, Vizient, Cardinal, O&M or Henry Schein on or after May 3, 2014.  The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, treble damages, reasonable attorneys’ fees and costs and expenses, and pre-judgment and post-judgment interest.  On June 15, 2018, an amended complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as an additional defendant.  We intend to defend ourselves vigorously against this action.

On May 29, 2018, an amended complaint was filed in the MultiDistrict Litigation (MDL) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) in an action entitled The County of Summit, Ohio et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45090-DAP, in the U.S. District Court for the Northern District of Ohio, adding Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others as defendants.  Plaintiffs allege that manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc. and Henry Schein Medical Systems, Inc.) reaped financial rewards by refusing or otherwise failing to monitor appropriately and restrict the improper distribution of those drugs.  Plaintiffs assert the following claims for relief against Henry Schein, Inc. and Henry Schein Medical Systems, Inc.: statutory public nuisance; common law absolute public nuisance; negligence; injury through criminal acts (R.C. 2307.60); unjust enrichment; and civil conspiracy.   This case has been designated “Track 1” and is currently set for trial on September 3, 2019.  We intend to defend ourselves vigorously against this action.

On July 3, 2018, the City of Barberton, Ohio (and related entities) filed a complaint in the same MDL proceeding (MDL No. 2804; Case No. 17-md-2804) in an action entitled City of Barberton, et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45767-DAP, in the Northern District of Ohio, against Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others, that is similar to The County of Summit complaint.  This case has been designated “Track 2” and is currently stayed.  On September 20, 2018, Southeast Alaska Regional Health Consortium filed a complaint entitled Southeast Alaska Regional Health Consortium v. Purdue Pharma L.P., et al., Case No. 3:18-cv-00217-TMB, in the U.S. District Court for the District of Alaska, against Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others.  That case was transferred to the MDL proceeding referenced above (MDL Civil Action No. 1:17-md-02804; Case No. 1:18-op-46149), designated a “Track 2” case and is currently stayed.  On September 20, 2018, Tucson Medical Center filed a complaint entitled Tucson Medical Center v. Purdue Pharma L.P., et al., Case No. C20184213, in the Superior Court of Arizona, County of Pima, against Henry Schein, Inc. and others.  On September 27, 2018, Defendants removed that case to the U.S. District Court for the District of Arizona (Case No. 4:18-cv-00481-RCC).  On October 8, 2018, Tucson Medical Center voluntarily dismissed the lawsuit pending in the District of Arizona without prejudice.  On October 9, 2018, Tucson Medical Center refiled the lawsuit in the Superior Court of Arizona, County of Pima (Case No. C20184991).  On October 29, 2018, defendants removed the case to the U.S. District Court for the District of Arizona (Case. No. CV-18-00532). Sales of opioids in North America last year were less than 1% of all North American sales.  We intend to defend ourselves vigorously against these actions.

On October 9, 2018, a purported class action complaint entitled Kramer v. Henry Schein, Inc., Patterson Co., Inc., Benco Dental Supply Co., and Unnamed Co-Conspirators, was filed in the U.S. District Court for the Northern District of California.  The complaint alleges that members of the proposed class, comprised of purchasers of dental services from dental practices in California, suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Henry Schein, Patterson and Benco.  The complaint alleges that the alleged conspiracy overcharged California dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the California class purchasing dental services.  Subject to certain exclusions, the complaint defines the class as “all persons residing in California purchasing and/or reimbursing for dental services from California dental practices on or after August 31, 2012.” The complaint alleges violations of California antitrust laws, including the Cartwright Act (Cal. Bus. and Prof. Code § 16720) and the Unfair Competition Act (Cal. Bus. and Prof. Code § 17200), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest.  We intend to defend ourselves vigorously against this action.

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

As of September 29, 2018, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

As of September 29, 2018, we had repurchased approximately $2.8 billion of common stock (57,192,198 shares) under these initiatives, with $85.9 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended September 29, 2018:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
07/01/18 through 08/04/18	145,273	$74.01	145,273	1,693,799
08/05/18 through 09/01/18	-	-	-	1,749,401
09/02/18 through 09/29/18	631,655	79.16	631,655	1,010,157
	776,928		776,928

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 6.  EXHIBITS

Exhibits.

10.1	Letter Agreement, dated as of September 14, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC+
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

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

Dated: November 6, 2018