Form 10-K
period 2018-12-29
HENRY SCHEIN INC
filed 2019-02-20
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

YES:  X      NO: __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

YES:  __     NO: X

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq Global Select Market on June 30, 2018, was approximately $11,016,833,000.

As of February 12, 2019, there were 151,403,703 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 29, 2018) are incorporated by reference in Part III hereof.

		Page
		Number

PART I.
ITEM 1.	Business ..............................................................................................................................................................................	3
ITEM 1A.	Risk Factors .........................................................................................................................................................................	21
ITEM 1B.	Unresolved Staff Comments ...................................................................................................................................................	36
ITEM 2.	Properties .............................................................................................................................................................................	37
ITEM 3.	Legal Proceedings ..................................................................................................................................................................	38
ITEM 4.	Mine Safety Disclosures .........................................................................................................................................................	41

PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities ..............................................................................................................................	42
ITEM 6.	Selected Financial Data ..........................................................................................................................................................	45
ITEM 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations ..................................................................................................................................................	47
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk .........................................................................................................	75
ITEM 8.	Financial Statements and Supplementary Data ..........................................................................................................................	77
ITEM 9.	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure ....................................................................................................................................................	133
ITEM 9A.	Controls and Procedures .........................................................................................................................................................	133

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance ..............................................................................................................	136
ITEM 11.	Executive Compensation ........................................................................................................................................................	136
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters .........................................................................................................................................	137
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence ...................................................................................	137
ITEM 14.	Principal Accounting Fees and Services .....................................................................................................................................	137

PART IV.
ITEM 15.	Exhibits,Financial Statement Schedules ...................................................................................................................................	137
ITEM 16.	Form10-K Summary ............................................................................................................................................................	145
	Signatures ............................................................................................................................................................................	146

PART I

ITEM 1.  Business

Spin-Off of Henry Schein Animal Health Business

On February 7, 2019 (the “Distribution Date”), we completed the previously announced separation (the “Separation”) and subsequent merger of our animal health business (the “Henry Schein Animal Health Business”) with Direct Vet Marketing, Inc. (d/b/a Vets First Choice, “Vets First Choice”) (the “Merger”).  This was accomplished by a series of transactions among us, Vets First Choice, Covetrus, Inc. (f/k/a HS Spinco, Inc. “Covetrus”), a wholly owned subsidiary of ours prior to the Distribution Date, and HS Merger Sub, Inc., a wholly owned subsidiary of Covetrus (“Merger Sub”).  In connection with the Separation, we contributed, assigned and transferred to Covetrus certain applicable assets, liabilities and capital stock or other ownership interests relating to the Henry Schein Animal Health Business.  On the Distribution Date, we received a tax-free distribution of $1,120.0 million from Covetrus pursuant to certain debt financing incurred by Covetrus.  On the Distribution Date and prior to the Distribution, Covetrus issued shares of Covetrus common stock to certain institutional accredited investors (the “Share Sale Investors”) for $361.1 million (the “Share Sale”).  The proceeds of the Share Sale were paid to Covetrus and distributed to us.  Subsequent to the Share Sale, we distributed, on a pro rata basis, all of the shares of the common stock of Covetrus held by us to our stockholders of record as of the close of business on January 17, 2019 (the “Animal Health Spin-off”).  After the Share Sale and Animal Health Spin-off, Merger Sub consummated the Merger whereby it merged with and into Vets First Choice, with Vets First Choice surviving the Merger as a wholly owned subsidiary of Covetrus.  Immediately following the consummation of the Merger, on a fully diluted basis, (i) approximately 63% of the shares of Covetrus common stock were (a) owned by our stockholders and the Share Sale Investors, and (b) in respect of certain equity awards held by certain employees of the Henry Schein Animal Health Business, and (ii) approximately 37% of the shares of Covetrus common stock were (a) owned by stockholders of Vets First Choice immediately prior to the Merger, and (b) in respect of certain equity awards held by certain employees of Vets First Choice.  After the Separation and the Merger, we no longer beneficially owned any shares of Covetrus common stock and, following the Distribution Date, will not consolidate the financial results of Covetrus for the purpose of our financial reporting.  Following the Separation and the Merger, Covetrus was an independent, publicly traded company on the Nasdaq Global Select Market, under the symbol CVET.

All financial information within this Form 10-K includes the Henry Schein Animal Health Business as the Separation occurred in 2019.  Effective first quarter 2019, we will report the historical earnings of the Henry Schein Animal Health Business as a discontinued operation.  The Company estimates that on a continuing operations basis, its 2018 revenues were $9.4 billion and its 2018 net income was $430.7 million.

General

The description of our business throughout this Form 10-K excludes our global animal health business as the filing date of this Form 10-K is subsequent to the effective date of the Separation.

We believe we are the world’s largest provider of health care products and services primarily to office-based dental and medical practitioners.  We serve more than 1 million customers worldwide including dental practitioners and laboratories and physician practices, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 86 years of experience distributing health care products.

We are headquartered in Melville, New York, employ more than 18,000 people (of which more than 8,800 are based outside the United States) and have operations or affiliates in 31 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Singapore, Slovakia, South Africa, Spain, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

We have established over 3.5 million square feet of space in 30 strategically located distribution centers around the world to enable us to better serve our customers and increase our operating efficiency.  This infrastructure, together with broad product and service offerings at competitive prices, and a strong commitment to customer service, enables us to be a single source of supply for our customers’ needs.  Our infrastructure also allows us to provide convenient ordering and rapid, accurate and complete order fulfillment.

We conduct our business through two reportable segments: (i) health care distribution and (ii) technology and value-added services.  These segments offer different products and services to the same customer base.

The health care distribution reportable segment aggregates our global dental, medical and, prior to the completion of the Animal Health Spin-off, animal health operating segments.  This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.  Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.

Our technology and value-added services group provides software, technology and other value-added services to health care practitioners.  Our technology group offerings include practice management software systems for dental, medical and, prior to the completion of the Animal Health Spin-off, animal health practitioners.  Our value-added practice solutions include financial services on a non-recourse basis, e-services, practice technology, network and hardware services, as well as continuing education services for practitioners.

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

In North America, we compete with other distributors, as well as several manufacturers, of dental and medical products, primarily on the basis of price, breadth of product line, customer service and value-added products and services.  In the dental market, our primary competitors are the Patterson Dental division of Patterson Companies, Inc. and Benco Dental Supply Company.  In addition, we compete against a number of other distributors that operate on a national, regional and local level.  Our primary competitors in the medical market are McKesson Corporation and Medline Industries, Inc., which are national distributors.  We also compete against a number of regional and local medical distributors, as well as a number of manufacturers that sell directly to physicians.  With regard to our dental practice management software, we compete against numerous companies, including Carestream Health, Inc. and the Patterson Dental division of Patterson Companies, Inc.  The medical practice management and electronic medical records market is very fragmented and we compete with numerous companies such as the NextGen division of Quality Systems, Inc., eClinicalWorks and Allscripts Healthcare Solutions, Inc.

We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Pluradent AG & Co., Lifco AB, Planmeca Oy, Billericay Dental Supply Co. Ltd., as well as a large number of dental and medical product distributors and manufacturers in Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Singapore, Slovakia, South Africa, Spain, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

Significant price reductions by our competitors could result in a similar reduction in our prices.  Any of these competitive pressures may materially adversely affect our operating results.

Competitive Strengths

We have more than 86 years of experience in distributing products to health care practitioners resulting in strong awareness of the Henry Schein® brand.  Our competitive strengths include:

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

Direct sales and marketing expertise.  Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, frequent direct marketing and telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement.  The key elements of our direct sales and marketing efforts are:

•

Field sales consultants.  We have over 3,600 field sales consultants, including equipment sales specialists, covering major North American, European and other international markets.  These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

•

Direct marketing.  During 2018, we distributed approximately 26 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based health care customers.

•

Telesales.  We support our direct marketing effort with approximately 1,900 inbound and outbound telesales representatives, who facilitate order processing, generate new sales through direct and frequent contact with customers and stay abreast of market developments and the hundreds of new products, services and technologies introduced each year to educate practice personnel.

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
•

Technology and other value-added products and services.  We sell practice management software systems to our dental and medical customers.  Our practice management solutions provide practitioners with electronic medical records, patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs.  We have approximately 500 technical representatives supporting customers using our practice management solutions.  As of December 29, 2018, we had an active user base of almost 66,000 practices, including users of Dentrix® Dental Systems, Dentrix® Enterprise, Dentrix® Dental VisionTM, Dentrix Ascend®, Easy Dental®, OasisTM, Evolution® and EXACT®, Gesden®, Julie®Software, Power Practice® Px, AxiUmTM, EndoVision®, PerioVision®, OMSVision® and Viive® for dental practices; and MicroMD® for physician practices.

•

Repair services.  We have over 180 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our health care customers.  Our over 2,000 technicians provide installation and repair services for: dental handpieces; dental and medical small equipment; table top sterilizers; and large dental equipment.

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

Commitment to superior customer service.  We maintain a strong commitment to providing superior customer service.  We frequently monitor our customer service through customer surveys, focus groups and statistical reports.  Our customer service policy primarily focuses on:

•

Exceptional order fulfillment.  We ship an average of approximately 180,000 cartons daily.  Approximately 99% of items ordered are shipped without back ordering and are shipped on the same business day the order is received.

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

Cost-effective purchasing.  We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of health care products.  We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost.  In 2018, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 32% and 6%, respectively, of our aggregate purchases.

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

Products

The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our health care distribution and technology reportable segments:

		2018	2017	2016
Health care distribution:
	Dental products (1) ...........................................................................................................................................................	48.1%	48.5%	48.0%
	Animal health products (2) .................................................................................................................................................	27.9	27.9	28.1
	Medical products (3) .........................................................................................................................................................	20.1	20.1	20.2

	Total health care distribution ............................................................................................................................................	96.1	96.5	96.3

Technology:
	Software and related products and
	other value-added products (4) ................................................................................................................................	3.9	3.5	3.7

Total ......................................................................................................................................................................................		100.0%	100.0%	100.0%

(1)	Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants,
	gypsum, acrylics, articulators, abrasives, dental chairs, delivery units and lights, X-ray supplies and equipment, equipment
	repair and high-tech and digital restoration equipment.

(2)	Includes branded and generic pharmaceuticals, surgical and consumable products and services and equipment.

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

Business Strategy

Our objective is to continue to expand as a global value-added provider of health care products and services to office-based dental and medical practitioners.  To accomplish this, we will apply our competitive strengths in executing the following strategies:

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

Markets Served

Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using health care services.  Between 2018 and 2028, the 45 and older population is expected to grow by approximately 12%.  Between 2018 and 2038, this age group is expected to grow by approximately 24%.  This compares with expected total U.S. population growth rates of approximately 8% between 2018 and 2028 and approximately 14% between 2018 and 2038.

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

Additionally, we are expanding our dental full-service model and our medical offerings in countries where opportunities exist.  Through our “Schein Direct” program, we also have the capability to provide door-to-door air package delivery to practitioners in over 190 countries around the world.

For information on revenues and long-lived assets by geographic area, see Note 16 of “Notes to Consolidated Financial Statements.”

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

The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique device identification (“UDI”) system.  The FDA is phasing in the implementation of the UDI regulations over seven years, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices.  Most compliance dates were reached as of September 24, 2018, with a final set of requirements for low risk devices being reached on September 24, 2022, which will complete the phase in.  The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices, and to directly mark certain devices with UDIs.  The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database.  The UDI regulations provide for certain exceptions, alternatives and time extensions.  For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping requirements and complaint files).  Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label, and include certain of our businesses.

We believe that we are substantially compliant with applicable UDI requirements.

Under the Controlled Substances Act, as a distributor of controlled substances, we are required to obtain and renew annually registrations for our facilities from the United States Drug Enforcement Administration (“DEA”) permitting us to handle controlled substances.  We are also subject to other statutory and regulatory requirements relating to the storage, sale, marketing, handling, reporting, record-keeping and distribution of such drugs, in accordance with the Controlled Substances Act and its implementing regulations, and these requirements have been subject to heightened enforcement activity in recent times.  We are subject to inspection by the DEA.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws, and who may receive up to 30% of total government recoveries.  Penalties under fraud and abuse laws may be severe.  For example, under the federal False Claims Act, violations may result in treble damages, plus civil penalties of up to $22,363 per claim, as well as exclusion from federal health care programs and criminal penalties. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  With respect to “anti-kickback laws,” violations of, for example, the federal Anti-Kickback Law may result in civil penalties of up to $100,000 for each violation, plus up to three times the total amount of remuneration offered, paid, solicited or received, as well as exclusion from federal health care programs and criminal penalties.  Notably, effective October 24, 2018, a new federal anti-kickback law (the “Eliminating Kickbacks in Recovery Act of 2018”) enacted in connection with broader addiction services legislation, may impose criminal penalties for kickbacks involving clinical laboratory services, regardless of whether the services at issue involved addiction services, and regardless of whether the services were reimbursed by a federal health care program or by a commercial health insurer.  Furthermore, the United States Patient Protection and Affordable Care Act as amended by the Health Care Education Reconciliation Act, each enacted in March 2016 (the “Health Care Reform Law”) significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, clarifying that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

With respect to measures of this type, the United States government (among others) has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.

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

In addition, the President is seeking to repeal and replace the Health Care Reform Law.  Repeal and replace legislation has been passed in the House of Representatives, but did not obtain the necessary votes in the Senate.  Subsequently, the President has affirmed his intention to repeal and replace the Health Care Reform Law and has taken a number of administrative actions to materially weaken it, including, without limitation, by permitting the use of less robust plans with lower coverage and eliminating “premium support” for insurers providing policies under the Health Care Reform Law.  On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“Tax Act”), which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions and which also repealed the individual mandate of the Health Care Reform Law.  Further, in December 2018, a Texas federal court struck down the entire Health Care Reform Law, a ruling which is being appealed, and, if upheld could have a significant impact on the U.S. healthcare industry.  The uncertain status of the Health Care Reform Law affects our ability to plan.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program,  imposes  annual reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain covered recipients (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  The Centers for Medicare and Medicaid Services (“CMS”) publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.  Effective January 1, 2022, transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives must be reported.

Under the Physician Payment Sunshine Act we are required to collect and report detailed information regarding certain financial relationships we have with covered recipients such as with physicians, dentists and teaching hospitals.  We believe that we are substantially compliant with applicable Physician Payment Sunshine Act requirements.  The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may also be required to report under certain state transparency laws that address circumstances not covered by the Physician Payment Sunshine Act, and some of these state laws, as well as the federal law, can be ambiguous.  We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.  While we believe we have substantially compliant programs and controls in place to comply with these requirements, our compliance with these rules imposes additional costs on us.

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, established a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners.  Under MACRA, certain eligible clinicians are required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models (“APMs”).  MIPS generally consolidated three current programs; the physician quality reporting system, the value-based payment modifier and the Medicare electronic health record (“EHR”) programs into a single program in which Medicare reimbursement to eligible clinicians includes both positive and negative payment adjustments that take into account quality, promoting interoperability, resource use, clinical practice improvement and improving patient access to health information.  Advanced APMs generally involve higher levels of financial and technology risk.    The first MIPS performance year was 2017, and the data collected in the first performance year determines payment adjustments beginning January 1, 2019.  MACRA represents a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations.  The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace.  MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base.  Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

As a result of political, economic and regulatory influences, the health care distribution industry in the United States is under intense scrutiny and subject to fundamental changes.  We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

Regulated Software; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings.  The 21st Century Cures Act (“Cures Act”), signed into law on December 13, 2016, amended the device definition to exclude certain software, including clinical decision support software that meet certain criteria.  In December 2017, the FDA issued draft guidance documents describing its proposed interpretation of the statutory language regarding which types of clinical decision support tools and other software are exempt from regulation as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

In addition, our businesses that involve physician and dental practice management products include electronic information technology systems that store and process personal health, clinical, financial and other sensitive information of individuals.  These information technology systems may be vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack, which could require us to expend significant resources to eliminate these problems and address related security concerns and could involve claims against us by private parties and/or governmental agencies.  For example, we are directly or indirectly subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”).  HIPAA requires, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes and notify individuals in the event of privacy and security breaches.  Failure to comply with these laws and regulations can result in substantial penalties and other liabilities.

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increased privacy rights for individuals in Europe, extended the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe (“Data Subjects”) or monitoring the behavior of such individuals (including by companies based outside of Europe).  Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues.  Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data.  Among other things, the GDPR requires with respect to data concerning Data Subjects, company accountability, consents from Data Subjects or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data.  While we expect we have substantially compliant programs and controls in place to comply with the GDPR requirements, our compliance with the new regulation is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

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

Various federal initiatives involve the adoption and use by health care providers of certain electronic health care records systems and processes.  The initiatives include, among others, programs that incentivize physicians and dentists, through Medicare’s MIPS, to use certified EHR technology in accordance with certain evolving requirements, including regarding quality, promoting interoperability, resource use, clinical practice improvement and improving patient access to health information.  Qualification for the MIPS incentive payments requires the use of EHRs that are certified as having certain capabilities designated in standards adopted by CMS and by the Office of the National Coordinator for Health Information Technology (“ONC”) of the Department of Health and Human Services (“HHS”).  These standards have been subject to change.

Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to MIPS and other incentive programs.  In order to maintain certification of our EHR products, we must satisfy the changing governmental standards. If any of our EHR systems do not meet these standards, yet have been relied upon by health care providers to receive federal incentive payments, we are exposed to risk, such as under federal health care fraud and abuse laws, including the False Claims Act.  For example, on May 31, 2017, the U.S. Department of Justice announced a $155 million settlement and 5-year corporate integrity agreement involving a vendor of certified EHR systems, based on allegations that the vendor, by misrepresenting capabilities to the certifying body, caused its health care provider customers to submit false Medicare and Medicaid claims for meaningful use incentive payments in violation of the False Claims Act.  While we believe we are substantially in compliance with such certifications and with applicable fraud and abuse laws and regulations, and we have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our practices in response to changes in applicable law or interpretation of laws, could have a material adverse effect on our business.  Moreover, in order to satisfy our customers, our products may need to incorporate increasingly complex reporting functionality.  Although we believe we are positioned to accomplish this, the effort may involve increased costs, and our failure to implement product modifications, or otherwise satisfy applicable standards, could have a material adverse effect on our business.

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

Employees

We employ more than 18,000 full-time equivalent employees, including approximately 1,900 telesales representatives, over 3,600 field sales consultants, including equipment sales specialists, 4,000 warehouse employees, 500 computer programmers and technicians, 1,000 management employees and 7,800 office, clerical and administrative employees.  Approximately 1,930, or 11%, of our employees are subject to collective bargaining agreements.  We believe that our relations with our employees are excellent.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman .....................................................................................................................................................	69	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin .....................................................................................................................................................	66	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski .....................................................................................................................................................	65	Vice Chairman, President, Director
Michael S. Ettinger ......................................................................................................................................................	57	Senior Vice President, Corporate & Legal Affairs and Chief of Staff, Secretary
Mark E. Mlotek ...........................................................................................................................................................	63	Executive Vice President, Chief Strategic Officer, Director
Steven Paladino ...........................................................................................................................................................	61	Executive Vice President, Chief Financial Officer, Director
Walter Siegel ...............................................................................................................................................................	59	Senior Vice President and General Counsel

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

James P. Breslawski has been our Vice Chairman since 2018, President since 2005 and a director since 1992.  Mr. Breslawski was the Chief Executive Officer of our Henry Schein Global Dental Group from 2005 to 2018.  Mr. Breslawski held the position of Executive Vice President and President of U.S. Dental from 1990 to 2005, with primary responsibility for the North American Dental Group.  Between 1980 and 1990, Mr. Breslawski held various positions with us, including Chief Financial Officer, Vice President of Finance and Administration and Corporate Controller.

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

Other Executive Management

The following table sets forth certain information regarding other Executive Management:

Name	Age	Position

David Brous....................................................................................................................................................................	50	President, Strategic Business Units Group and Asia Pacific & Brazil Dental
Brad Connett...................................................................................................................................................................	60	President, U.S. Medical Group
James A. Harding ...........................................................................................................................................................	63	Chief Executive Officer, Henry Schein One
Jonathan Koch ...............................................................................................................................................................	44	Senior Vice President and Chief Executive Officer, Global Dental Group
Lorelei McGlynn ............................................................................................................................................................	55	Senior Vice President, Global Human Resources and Financial Operations
James Mullins.................................................................................................................................................................	54	Senior Vice President, Global Services
Christopher Pendergast.....................................................................................................................................................	56	Senior Vice President and Chief Technology Officer
Michael Racioppi ............................................................................................................................................................	64	Senior Vice President, Chief Merchandising Officer

David Brous has been our President, Strategic Business Units Group and Asia Pacific & Brazil Dental since 2019.  Mr. Brous joined us in 2002 and has held many positions within the organization, including leading and managing the Corporate Business Development Group and the International Healthcare Group (managing our International Animal Health business, International Medical business and Australia / New Zealand Dental business).

Brad Connett has been President of our U.S. Medical Group since 2018.  Mr. Connett joined us in 1997 and has held a number of increasingly responsible positions at the Company.  Throughout his career, he has received numerous industry honors, including the John F. Sasen Leadership Award from the Health Industry Distributors Association (HIDA), in recognition of his service to the industry, and induction into the Medical Distribution Hall of Fame by Repertoire Magazine.

James A. Harding has been our Chief Executive Officer of Henry Schein One since 2018.  Prior to his current position, Mr. Harding was our Corporate Chief Technology Officer from 2005 to 2018, and Senior Vice President and Chief Information Officer from 2001 to 2005.  Prior to joining us, Mr. Harding held the positions of Chief Information Officer at Olsten Corporation from 1997 to 2000, and roles of increasing responsibility at Mobil Oil Corporation from 1977 to 1996, including Chief Information Officer for the Americas, Marketing and Refining, and head of Global Architecture.

Jonathan Koch has been our Senior Vice President and Chief Executive Officer of our Global Dental Group since 2018.  Prior to joining us, for the years 2006 to 2018, Mr. Koch was a senior executive at Covance, the drug development services business of Laboratory Corporation of America.  In his last role at Covance, Mr. Koch was the Executive Vice President and Group President of Covance Clinical Development & Commercialization Services.  Prior to that, Mr. Koch was Executive Vice President and Group President of Covance Research and Development Laboratories from 2015 to 2017.  Mr. Koch was also President of Covance Central Laboratory Services from 2010 to 2015, and Vice President at Covance, with various responsibilities, from 2006 to 2010.  Prior to Covance, Mr. Koch held senior leadership roles of increasing responsibility while employed with Charles River Laboratories from 1998 to 2006.

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

James Mullins has served as our Senior Vice President of Global Services since 2018.  Mr. Mullins joined us in 1988 and has held a number of key positions with increasing responsibility, including Global Chief Customer Service Officer.

Christopher Pendergast has been our Senior Vice President and Chief Technology Officer since 2018.  Prior to joining us, Mr. Pendergast was the employed by VSP Global from 2008 to 2018, most recently as the Chief Technology Officer and Chief Information Officer.  Prior to VSP Global, Mr. Pendergast served in roles of increasing responsibility at Natural Organics, Inc., from 2006 to 2008, IdeaSphere Inc./Twinlab Corporation from 2000 to 2006, IBM Corporation from 1987 to 1994 and 1998 to 2000 and Rohm and Haas from 1994 to 1998.

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

Uncertain global macro-economic and political conditions that affect the economy and the economic outlook of the United States, Europe and other parts of the world could materially adversely affect our results of operations and financial condition. These uncertainties, include, among other things:

•

the United Kingdom’s vote to leave the European Union (generally referred to as Brexit) and any other similar referenda or actions by other European Union member countries (during 2018, approximately 7% of our consolidated net sales were invoiced to customers in the United Kingdom and approximately 25% of our consolidated net sales were invoiced to customers in Europe overall, including the U.K.);

•	election results;

•	changes to laws and policies governing foreign trade (including, without limitation, North American Free Trade Agreement (NAFTA) and other international trade agreements);

•	greater restrictions on imports and exports;
•	changes in laws and policies governing health care;
•	tariffs and sanctions;

•	sovereign debt levels;

•	the inability of political institutions to effectively resolve actual or perceived economic, currency or budgetary crises or issues;

•	consumer confidence;

•	unemployment levels (and a corresponding increase in the uninsured and underinsured population);

•	changes in regulatory and tax regulations; including without limitation, the Tax Act;

•	increases in interest rates;

•	availability of capital;

•	•	increases in fuel and energy costs;

•	the effect of inflation on our ability to procure products and our ability to increase prices over time;

•	changes in tax rates and the availability of certain tax deductions;

•	increases in health care costs;
•	the threat or outbreak of war, terrorism or public unrest; and

•	changes in laws and policies governing manufacturing, development and investment in territories and countries where we do business.

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

The health care industry is highly regulated and subject to changing political, economic and regulatory influences.  In recent years, the health care industry has undergone, and is in the process of undergoing, significant changes driven by various efforts to reduce costs, including, among other things: trends toward managed care; consolidation of health care distribution companies; consolidation of health care manufacturers; collective purchasing arrangements and consolidation among office-based health care practitioners; and changes in reimbursements to customers, as well as growing enforcement activities (and related monetary recoveries) by governmental officials.  Both our profitability and the profitability of our customers may be materially adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services, changes to the methodology by which reimbursement levels are determined.  If we are unable to react effectively to these and other changes in the health care industry, our financial results could be materially adversely affected.

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

The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  In addition, the President is seeking to repeal and replace the Health Care Reform Law. Repeal and replace legislation has been passed in the House of Representatives, but did not obtain the necessary votes in the Senate.  Subsequently, the President has affirmed his intention to repeal and replace the Health Care Reform Law and has taken a number of administrative actions to materially weaken it, including without limitation, by permitting the use of less robust plans with lower coverage and eliminating “premium support” for insurers providing policies under the Health Care Reform Law.  On December 22, 2017, the President signed into law the Tax Act, which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions and which also repealed the individual mandate of the Health Care Reform Law.  Further, in December 2018, a Texas federal court struck down the entire Health Care Reform Law, a ruling which is being appealed, and, if upheld, could have a significant impact on the U.S. healthcare industry.  The uncertain status of the Health Care Reform Law affects our ability to plan.

The implementation of the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Health Care Reform Law could adversely affect our business.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act, or Open Payments Program, imposes annual reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to covered recipients (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  CMS publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.  Effective January 1, 2022, transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives must also be reported.

Under the Physician Payment Sunshine Act we are required to collect and report detailed information regarding certain financial relationships we have with covered recipients such as physicians, dentists and teaching hospitals.  We believe that we are substantially compliant with applicable Physician Payment Sunshine Act requirements.  The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may also be required to report under certain state transparency laws that address circumstances not covered by the Physician Payment Sunshine Act, and some of these state laws, as well as the federal law, can be ambiguous.  We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.  While we believe we have substantially compliant programs and controls in place to comply with these reporting requirements, our compliance with these new rules imposes additional costs on us.

Failure to comply with existing and future regulatory requirements could materially adversely affect our business.

Our business is subject to requirements under various local, state, federal and international laws and regulations applicable to the distribution of pharmaceuticals and medical devices, and human cells, tissue and cellular and tissue-based products, also known as HCT/P products, and animal feed and supplements.  Among the federal laws with which we must comply are the Controlled Substances Act, the FDC Act, as amended, and Section 361 of the Public Health Services Act.  Among other things, such laws, and the regulations promulgated thereunder:

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

Applicable federal, state, local and foreign laws and regulations also may require us to meet various standards relating to, among other things, licensure or registration, sales and marketing practices, product integrity and supply tracking to the manufacturer of the product, personnel, privacy and security of health or other personal information, installation, maintenance and repair of equipment, and the importation and exportation of products.  Our business is also subject to requirements of similar and other foreign governmental laws and regulations affecting our operations abroad.  The FDA and DEA have recently increased their regulatory and enforcement activities.

The failure to comply with any of these regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations, could materially adversely affect our business.  There can be no assurance that current and future government regulations will not adversely affect our business.  The costs to us associated with complying with the various applicable statutes and regulations, as they now exist and as they may be modified, could be material.  Allegations by a governmental body that we have not complied with these laws could have a material adverse effect on our businesses.  While we believe that we are substantially compliant with applicable laws and regulations, and believe we have adequate compliance programs and controls in place to ensure substantial compliance, if it is determined that we have not complied with these laws, we are potentially subject to penalties including warning letters, civil and criminal penalties, mandatory recall of product, seizure of product and injunction, consent decrees and suspension or limitation of product sale and distribution.  If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses.  Non-compliance with government requirements could adversely affect our ability to participate in federal and state government health care programs and damage our reputation.

If we fail to comply with laws and regulations relating to health care fraud or other laws and regulations, we could suffer penalties or be required to make significant changes to our operations, which could materially adversely affect our business.

Certain of our businesses are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws and regulations with respect to their operations.  Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs.  Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for, or recommending ordering, purchasing or leasing of, items or services that are paid for by federal, state and other health care payers and programs. Health care fraud measures may implicate, for example, our relationships with pharmaceutical manufacturers, our pricing and incentive programs for physician and dental practices, and our dental and physician practice management products that offer billing related functionality.

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws, and who may receive up to 30% of total government recoveries.  Penalties under fraud and abuse laws may be severe.  For example, under the federal False Claims Act, violations may result in treble damages, plus civil penalties of up to $22,363 per claim, as well as exclusion from federal health care programs and criminal penalties. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  With respect to “anti-kickback laws,” violations of, for example, the federal Anti-Kickback Law may result in civil penalties of up to $100,000 for each violation, plus up to three times the total amount of remuneration offered, paid, solicited or received, as well as exclusion from federal health care programs and criminal penalties.  Notably, effective October 24, 2018, a new federal anti-kickback law (the “Eliminating Kickbacks in Recovery Act of 2018”) enacted in connection with broader addiction services legislation, may impose criminal penalties for kickbacks involving clinical laboratory services, regardless of whether the services at issue involved addiction services, and regardless of whether the services were reimbursed by a federal health care program or by a commercial health insurer.  Furthermore, the Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, clarifying that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

With respect to measures of this type, the United States government (among others) has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.

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

If we fail to comply with laws and regulations relating to the confidentiality of sensitive personal information or standards in electronic health records or transmissions, we could be required to make significant changes to our products, or incur substantial fines, penalties or other liabilities.

The FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings. The Cures Act, signed into law on December 13, 2016, amended the device definition to exclude certain software, including clinical decision support software that meet certain criteria.  In December 2017, the FDA issued draft guidance documents describing its proposed interpretation of the statutory language regarding which types of clinical decision support tools and other software are exempt from regulations as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

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

In addition, the European Parliament and the Council of the European Union have adopted the GDPR, effective from May 25, 2018, which increased privacy rights for individuals in Europe, extended the scope or responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to Data Subjects or monitoring the behavior of such individuals (including by companies based outside of Europe).  Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues.  Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data.  Among other things, the GDPR requires with respect to data concerning Data Subjects, company accountability, consents from Data Subjects or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data.  While we expect we have substantially compliant programs and controls in place to comply with the GDPR requirements, our compliance with the new regulation is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

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

Various federal initiatives involve the adoption and use by health care providers of certain electronic health care records systems and processes.  The initiatives include, among others, programs that incentivize physicians and dentists, though Medicare’s MIPS, to use certified EHR technology in accordance with certain evolving requirements, including regarding quality, promoting interoperability, resource use, clinical practice improvement and improving patient access to health information.  Qualification for the MIPS incentive payments requires the use of EHRs that are certified as having certain capabilities designated in standards adopted by CMS and ONC.  These standards have been subject to change.

Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to MIPS and other incentive programs.  In order to maintain certification of our EHR products, we must satisfy the changing governmental standards.  If any of our EHR systems do not meet these standards, yet have been relied upon by health care providers to receive federal incentive payments, we are exposed to risk, such as under federal health care fraud and abuse laws, including the False Claims Act.  For example, on May 31, 2017, the U.S. Department of Justice announced a $155 million settlement and 5-year corporate integrity agreement involving a vendor of certified EHR systems, based on allegations that the vendor, by misrepresenting capabilities to the certifying body, caused its health care provider customers to submit false Medicare and Medicaid claims for meaningful use incentive payments in violation of the False Claims Act.  While we believe we are substantially in compliance with such certifications and with applicable fraud and abuse laws and regulations and we have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our practices in response to changes in applicable law or interpretation of laws, could have a material adverse effect on our business.  Moreover, in order to satisfy our customers, our products may need to incorporate increasingly complex reporting functionality.    Although we believe we are positioned to accomplish this, the effort may involve increased costs, and our failure to implement product modifications, or otherwise satisfy applicable standards, could have a material adverse effect on our business.

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

If the Animal Health Spin-off or certain internal transactions undertaken in anticipation of the Animal Health Spin-off are determined to be taxable in whole or in part, we and our stockholders may incur substantial tax liabilities.

In connection with the Animal Health Spin-off, we obtained an opinion of outside tax counsel that the Animal Health Spin-off will qualify as a tax-free transaction to us and our stockholders for U.S. federal income tax purposes. We have not sought or obtained a ruling from the Internal Revenue Service (“IRS”) on the tax consequences of the transaction. In addition, the tax opinion is subject to customary qualifications and assumptions, and is based on factual representations and undertakings. The failure of any factual representation or assumption to be true, correct and complete in all material respects, or any undertakings to be fully complied with, could affect the validity of the tax opinion. Moreover, an opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions set forth in the tax opinion. Even if the Animal Health Spin-off otherwise qualified as a tax-free transaction for U.S. federal income tax purposes, it may become taxable to us if certain events occur that affect either us or Covetrus. While Covetrus has agreed not to take certain actions that could cause the transaction not to qualify as a tax-free transaction and is generally obligated to indemnify us against any tax consequences if it breaches this agreement, the potential tax liabilities could have an adverse effect on us if we were not entitled to indemnification or if the indemnification obligations were not fulfilled. If the Animal Health Spin-off or certain internal transactions undertaken in anticipation of the Animal Health Spin-off are determined to be taxable for U.S. federal income tax purposes, we and/or our U.S. stockholders who participated in the Animal Health Spin-off could incur substantial U.S. federal income tax liabilities. There can be no assurance that we would be entitled to indemnification or that Covetrus would have the resources or liquidity required to indemnify us for any such taxable gain. In addition, we and/or our stockholders who participated in the Animal Health Spin-off could incur tax costs in foreign jurisdictions in connection with the transaction, irrespective of whether the Animal Health Spin-off qualifies as tax-free for U.S. federal income tax purposes.

The Animal Health Spin-off may not achieve the intended benefits and may expose us to potential risks and liabilities.

We completed the Animal Health Spin-off on February 7, 2019.  We undertook the transaction because, among other things, we believed that our animal health business could achieve greater growth by combining with Vets First Choice and that we could benefit from greater strategic focus of our resources and management efforts. We may not benefit as expected from the increased focus on our core business, strategic programs and objectives made possible by the Animal Health Spin-off. In addition, the value of the transaction may be reduced by potential liabilities related to post-closing adjustments and indemnities, which could adversely affect our results of operations.

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

We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions.  From time to time, various legislative initiatives may be proposed that could materially adversely affect our tax positions. There can be no assurance that our effective tax rate will not be materially adversely affected by legislation resulting from these initiatives.  On December 22, 2017, the President signed the Tax Act into law, which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions.  In addition, tax laws and regulations are extremely complex and subject to varying interpretations.  Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

Item 1B.  Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2018 fiscal year.

ITEM 2.  Properties

We own or lease the following properties with more than 100,000 square feet:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters ...................................................................................................................................................	Melville, NY	Lease	185,000	June 2020
Corporate Headquarters ...................................................................................................................................................	Melville, NY	Own	105,000	N/A
Office and Distribution Center ...........................................................................................................................................	Tours, France	Own	166,000	N/A
Office and Distribution Center ...........................................................................................................................................	Gillingham, United Kingdom	Lease/Own	165,000	June 2033
Office and Distribution Center ...........................................................................................................................................	Fiumana-Predappio, Italy	Own	183,000	N/A
Office and Distribution Center ...........................................................................................................................................	Eastern Creek, New South Wales, Australia	Lease	161,000	July 2030
Office and Distribution Center ...........................................................................................................................................	Niagara on the Lake, Canada	Lease	128,000	September 2021
Office and Distribution Center ...........................................................................................................................................	Bastian, VA	Own	108,000	N/A
Office and Distribution Center ...........................................................................................................................................	West Allis, WI	Lease	106,000	October 2027
Distribution Center ........................................................................................................................................................	Denver, PA	Lease	624,000	December 2021
Distribution Center ........................................................................................................................................................	Indianapolis, IN	Lease	380,000	March 2022
Distribution Center ........................................................................................................................................................	Sparks, NV	Lease	370,000	December 2021
Distribution Center ........................................................................................................................................................	Indianapolis, IN	Own	287,000	N/A
Distribution Center ........................................................................................................................................................	Grapevine, TX	Lease	242,000	July 2023
Distribution Center ........................................................................................................................................................	Gallin, Germany	Own	215,000	N/A
Distribution Center ........................................................................................................................................................	Jacksonville, FL	Lease	212,000	February 2026
Distribution Center ........................................................................................................................................................	Heppenheim, Germany	Lease	194,000	March 2030

The properties listed in the table above are our principal properties primarily used by our health care distribution segment.  In addition, we lease numerous other distribution, office, showroom, manufacturing and sales space in locations including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Singapore, Slovakia, South Africa, Spain, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our business.  We have additional operating capacity at certain distribution center facilities.

ITEM 3.  Legal Proceedings

Beginning in January 2016, purported class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”) and Henry Schein, Inc. Although there were factual and legal variations among these complaints, each of these complaints alleges, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors.  On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes.  On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB.  In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. (“Burkhart”) not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a classwide basis.  Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco, Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016.  As a result, we recorded a charge of $38.5 million in our third quarter 2018 results.

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

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay.  On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration.  On June 10, 2013, Archer moved for reconsideration before the District Court judge.  On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay.  Defendants appealed the District Court’s order.  On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration.  On February 12, 2018, defendants filed an Application for Stay of Proceedings in the District Court in the Supreme Court of the United States, seeking to stay proceedings in the District Court pending a decision on defendants’ forthcoming petition for writ of certiorari.  On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari. On October 29, 2018, the Supreme Court heard oral arguments.  On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings consistent with the Supreme Court’s opinion.  We intend to defend ourselves vigorously against this action.

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

On May 3, 2018, a purported class action complaint, Marion Diagnostic Center, LLC, et al. v. Becton, Dickinson, and Co., et al., Case No. 3:18-cv-010509, was filed in the U.S. District Court for the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Premier, Inc. (“Premier”), Vizient, Inc. (“Vizient”), Cardinal Health, Inc. (“Cardinal”), Owens & Minor Inc. (“O&M”), Henry Schein, Inc., and Unnamed Becton Distributor Co-Conspirators.  The complaint alleges that the defendants entered into a vertical conspiracy to force healthcare providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and inflate the prices of certain Becton products to above-competitive levels.  The named plaintiffs seek to represent three separate classes consisting of all healthcare providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Premier, Vizient, Cardinal, O&M or Henry Schein on or after May 3, 2014.  The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, treble damages, reasonable attorneys’ fees and costs and expenses, and pre-judgment and post-judgment interest.  On June 15, 2018, an amended complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as an additional defendant.  On November 30, 2018, the District Court granted defendants’ motion to dismiss and entered a final judgment, dismissing plaintiffs’ complaint with prejudice.  On December 27, 2018, plaintiffs appealed the District Court’s decision to the Seventh Circuit Court of Appeals.  We intend to defend ourselves vigorously against this action.

On May 29, 2018, an amended complaint was filed in the MultiDistrict Litigation (“MDL”) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) in an action entitled The County of Summit, Ohio et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45090-DAP (“County of  Summit Action”), in the U.S. District Court for the Northern District of Ohio, adding Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others as defendants.  Plaintiffs allege that manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc. and Henry Schein Medical Systems, Inc.) reaped financial rewards by refusing or otherwise failing to monitor appropriately and restrict the improper distribution of those drugs.  Plaintiffs assert the following claims for relief against Henry Schein, Inc. and Henry Schein Medical Systems, Inc.: statutory public nuisance; common law absolute public nuisance; negligence; injury through criminal acts (R.C. 2307.60); unjust enrichment; and civil conspiracy.   This case has been designated “Track 1” and is currently set for trial on October 21, 2019.  We intend to defend ourselves vigorously against this action.

In addition to the Summit County Action, Henry Schein and/or one or more of its affiliated companies have currently been named as a defendant in twenty-one (21) additional lawsuits, which allege claims similar to those alleged in the Summit County Action.  None of these other cases have been set for trial.  These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL.   Sales of opioids in North America from October 2017 through October 2018 were less than 1% of all North American sales.  We intend to defend ourselves vigorously against these actions.

On October 9, 2018, a purported class action complaint entitled Kramer v. Henry Schein, Inc., Patterson Co., Inc., Benco Dental Supply Co., and Unnamed Co-Conspirators, was filed in the U.S. District Court for the Northern District of California.  The complaint alleges that members of the proposed class, comprised of purchasers of dental services from dental practices in California, suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Henry Schein, Patterson and Benco.  The complaint alleges that the alleged conspiracy overcharged California dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the California class purchasing dental services.  Subject to certain exclusions, the complaint defines the class as “all persons residing in California purchasing and/or reimbursing for dental services from California dental practices on or after August 31, 2012.” The complaint alleges violations of California antitrust laws, including the Cartwright Act (Cal. Bus. and Prof. Code § 16720) and the Unfair Competition Act (Cal. Bus. and Prof. Code § 17200), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest.  On December 7, 2018, an amended complaint was filed asserting the same claims against the same parties.  We intend to defend ourselves vigorously against this action.

On January 29, 2019, a purported class action complaint was filed by R. Lawrence Hatchett, M.D. against Henry Schein, Inc., Patterson Co., Inc., Benco Dental Supply Co., and unnamed co-conspirators in the U.S. District Court for the Southern District of Illinois.  The complaint alleges that members of the proposed class suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Henry Schein, Patterson and Benco. The complaint alleges that the alleged conspiracy overcharged Illinois dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the class.  Subject to certain exclusions, the complaint defines the class as “all persons residing in Illinois purchasing and/or reimbursing for dental care provided by independent Illinois dental practices purchasing dental supplies from the defendants, or purchasing from buying groups purchasing these supplies from the defendants, on or after January 29, 2015.”  The complaint alleges violations of the Illinois Antitrust Act, 740 Ill. Comp. Stat. §§ 10/3(2), 10/7(2), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest.  We intend to defend ourselves vigorously against this action.

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

As of December 29, 2018, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

Our common stock is traded on the Nasdaq Global Select Market tier of the Nasdaq Stock Market, or Nasdaq, under the symbol HSIC.  On October 2, 2007, our common stock became a component of the Nasdaq -100 stock market index.

On February 12, 2019, there were approximately 324 holders of record of our common stock and the last reported sales price was $61.01.

Purchases of Equity Securities by the Issuer

Our share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  As summarized in the table below, subsequent additional increases totaling $3.2 billion, authorized by our Board of Directors, to the repurchase program provide for a total of $3.3 billion of shares of our common stock to be repurchased under this program.

Date of	Amount of Additional
Authorization	Repurchases Authorized
October 31, 2005	$100,000,000
March 28, 2007	100,000,000
November 16, 2010	100,000,000
August 18, 2011	200,000,000
April 18, 2012	200,000,000
November 12, 2012	300,000,000
December 9, 2013	300,000,000
December 4, 2014	300,000,000
November 30, 2015	400,000,000
October 18, 2016	400,000,000
September 15, 2017	400,000,000
December 12, 2018	400,000,000

As of December 29, 2018, we had repurchased approximately $2.9 billion of common stock (58,189,377 shares) under these initiatives, with $400.0 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended December 29, 2018:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
9/30/2018 through 11/3/18		$-		1,028,543
11/04/18 through 12/01/18	275,000	87.23	275,000	694,004
12/02/18 through 12/29/18	722,179	85.72	722,179	5,133,472
	997,179		997,179

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

Dividend Policy

We have not declared any cash or stock dividends on our common stock during fiscal years 2018 or 2017.  We currently do not anticipate declaring any cash or stock dividends on our common stock in the foreseeable future.  We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our share repurchase program.  Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 28, 2013, the last trading day before the beginning of our 2014 fiscal year, through the end of our 2018 fiscal year with the cumulative total return on $100 invested for the same period in the Dow Jones U.S. Health Care Index and the Nasdaq Stock Market Composite Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON DECEMBER 28, 2013
ASSUMES DIVIDENDS REINVESTED

	December 28,	December 27,	December 26,	December 31,	December 30,	December 29,
	2013	2014	2015	2016	2017	2018
Henry Schein, Inc. ................................................................................................................................................................	$100.00	$120.06	$137.28	$132.58	$122.14	$136.19

Dow Jones U.S. Health
Care Index .......................................................................................................................................................................	100.00	127.46	135.05	131.05	160.98	168.59

NASDAQ Stock Market
Composite Index ................................................................................................................................................................	100.00	117.02	124.33	134.27	174.07	167.82

ITEM 6.  Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 29, 2018, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto.  The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 29,	December 30,	December 31,	December 26,	December 27,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Income Statement Data:
Net sales ..................................................................................................................................................................................	$13,201,995	$12,461,543	$11,571,668	$10,629,719	$10,371,390
Gross profit ..............................................................................................................................................................................	3,595,084	3,399,103	3,226,473	3,006,954	2,910,820
Selling, general and administrative expenses..........................................................................................................................................	2,701,876	2,534,409	2,409,008	2,238,051	2,195,678
Litigation settlements.................................................................................................................................................................	38,488	5,325	-	-	-
Transaction costs related to Animal Health spin-off..............................................................................................................................	38,756	-	-	-	-
Restructuring costs (1) ..................................................................................................................................................................	62,912	-	45,891	34,931	-
Operating income ........................................................................................................................................................................	753,052	859,369	771,574	733,972	715,142
Other expense, net.......................................................................................................................................................................	(57,704)	(36,521)	(15,739)	(13,214)	(5,830)
Income before taxes and equity in earnings
of affiliates ...........................................................................................................................................................................	695,348	822,848	755,835	720,758	709,312
Income taxes (2) .........................................................................................................................................................................	(155,492)	(362,506)	(217,958)	(211,391)	(215,610)
Equity in earnings of affiliates .........................................................................................................................................................	22,270	16,587	18,518	14,060	11,734
Loss on sale of equity investment (3) .................................................................................................................................................	-	(17,636)	-	-	-
Net income ...............................................................................................................................................................................	562,126	459,293	556,395	523,427	505,436
Less: Net income attributable to
noncontrolling interests ..............................................................................................................................................................	(26,245)	(52,994)	(49,617)	(44,369)	(39,359)
Net income attributable to Henry Schein, Inc. ........................................................................................................................................	$535,881	$406,299	$506,778	$479,058	$466,077

Earnings per share attributable to
Henry Schein, Inc.: (4)

Basic ...................................................................................................................................................................................	$3.51	$2.59	$3.14	$2.89	$2.77
Diluted .................................................................................................................................................................................	3.49	2.57	3.10	2.85	2.72

Weighted-average common shares outstanding:
Basic ...................................................................................................................................................................................	152,656	156,787	161,641	165,687	168,531
Diluted .................................................................................................................................................................................	153,707	158,208	163,723	168,250	171,480

Table of Contents		Years ended
		December 29,	December 30,	December 31,	December 26,	December 27,
		2018	2017	2016	2015	2014
		(in thousands)

Net Sales by Market Data:
Health care distribution (5):
Dental ..................................................................................................................................................................................	.......................................................................................................................................................................................................	$6,348,945	$6,048,813	$5,555,299	$5,276,407	$5,381,215
Animal health .........................................................................................................................................................................	.......................................................................................................................................................................................................	3,682,639	3,476,635	3,253,095	2,921,624	2,898,612
Medical ................................................................................................................................................................................	.......................................................................................................................................................................................................	2,661,166	2,497,994	2,337,661	2,072,915	1,742,685
Total health care distribution ......................................................................................................................................................	.......................................................................................................................................................................................................	12,692,750	12,023,442	11,146,055	10,270,946	10,022,512
Technology and value-added services (6) ............................................................................................................................................	.......................................................................................................................................................................................................	509,245	438,101	425,613	358,773	348,878
Total .................................................................................................................................................................................	.......................................................................................................................................................................................................	$13,201,995	$12,461,543	$11,571,668	$10,629,719	$10,371,390
		As of
		December 29,	December 30,	December 31,	December 26,	December 27,
		2018	2017	2016	2015	2014
		(in thousands)

Balance Sheet data:
Total assets ..............................................................................................................................................................................	.......................................................................................................................................................................................................	$8,500,527	$7,863,995	$6,811,763	$6,580,775	$6,184,320
Long-term debt ..........................................................................................................................................................................	.......................................................................................................................................................................................................	1,003,873	907,756	715,457	463,752	542,776
Redeemable noncontrolling interests ..................................................................................................................................................	.......................................................................................................................................................................................................	312,156	832,138	607,636	542,194	564,527
Stockholders' equity ....................................................................................................................................................................	.......................................................................................................................................................................................................	3,541,788	2,824,410	2,800,804	2,886,814	2,816,445

(1)

Restructuring costs for the year ended December 29, 2018 consist primarily of severance costs, including severance pay and benefits of $58.2 million, facility closing costs of $3.6 million and other costs of $1.1 million.  Restructuring costs for the year ended December 31, 2016 consist primarily of severance costs, including severance pay and benefits of $40.7 million, facility closing costs of $3.6 million and other costs of $1.6 million. Restructuring costs for the year ended December 26, 2015 consist primarily of severance costs, including severance pay and benefits of $26.7 million, facility closing costs of $5.7 million and other costs of $2.5 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plans of Restructuring” herein and the consolidated financial statements and related notes contained in ITEM 8.

(2)

In 2018 we recorded (a) a $10.0 million net credit to income tax representing a change in our estimate of the transition tax on deemed repatriated foreign earnings, (b) a one-time income tax charge of $3.9 million to income tax as a result of a reorganization of legal entities related to Henry Schein One, (c) an income tax credit of $13.9 million ($10.6 million attributable to Henry Schein, Inc.) resulting from a legal entity reorganization outside of the United States and (d) a one-time income tax charge of $3.1 million as a result of the reorganization of legal entities completed in preparation for the Animal Health spin-off.  In 2017 we recorded a one-time income tax charge of $140 million related to the transition tax on deemed repatriated foreign earnings and a one-time income tax charge of $3.0 million for the revaluation of deferred taxes associated with U.S. tax reform legislation. In 2015, we recorded a $6.3 million income tax benefit related to a favorable response to a tax petition, which allowed us to conclude that it is was more likely than not that certain unrecognized tax benefits, which had been previously reserved, would be realized.

(3)	Represents a 2017 loss on divestiture of an equity ownership in E4D Technologies.
(4)

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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive and consolidating market; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-party shippers; general global macro-economic conditions; risks associated with currency fluctuations; risks associated with political and economic uncertainty; disruptions in financial markets; volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our global operations; transitional challenges associated with acquisitions, dispositions and joint ventures, including the failure to achieve anticipated synergies/benefits; financial and tax risks associated with acquisitions, dispositions and joint ventures; litigation risks; new or unanticipated litigation developments; the dependence on our continued product development, technical support and successful marketing in the technology segment; our dependence on third parties for certain technologically advanced components; increased competition by third party online commerce sites; risks from disruption to our information systems; cyberattacks or other privacy or data security breaches; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

Executive-Level Overview

We believe we are the world’s largest provider of health care products and services primarily to office-based dental and medical practitioners.  We serve more than 1 million customers worldwide including dental practitioners and laboratories and physician practices, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 86 years of experience distributing health care products.

We are headquartered in Melville, New York, employ more than 18,000 people (of which more than 8,800 are based outside the United States) and have operations or affiliates in 31 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR,

Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Singapore, Slovakia, South Africa, Spain, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

The health care distribution reportable segment aggregates our global dental and medical operating segments.  This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.  Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.

Our global technology and value-added services group provides software, technology and other value-added services to health care practitioners.  Our technology group offerings include practice management software systems for dental and medical practitioners.  Our value-added practice solutions include financial services on a non-recourse basis, e-services, practice technology, network and hardware services, as well as continuing education services for practitioners.

Spin-Off of Henry Schein Animal Health Business

On February 7, 2019 (the “Distribution Date”), we completed the previously announced separation (the “Separation”) and subsequent merger of our animal health business (the “Henry Schein Animal Health Business”) with Direct Vet Marketing, Inc. (d/b/a Vets First Choice, “Vets First Choice”) (the “Merger”).  This was accomplished by a series of transactions among us, Vets First Choice, Covetrus, Inc. (f/k/a HS Spinco, Inc. “Covetrus”), a wholly owned subsidiary of ours prior to the Distribution Date, and HS Merger Sub, Inc., a wholly owned subsidiary of Covetrus (“Merger Sub”).  In connection with the Separation, we contributed, assigned and transferred to Covetrus certain applicable assets, liabilities and capital stock or other ownership interests relating to the Henry Schein Animal Health Business.  On the Distribution Date, we received a tax-free distribution of $1,120.0 million from Covetrus pursuant to certain debt financing incurred by Covetrus.  On the Distribution Date and prior to the Distribution, Covetrus issued shares of Covetrus common stock to certain institutional accredited investors (the “Share Sale Investors”) for $361.1 million (the “Share Sale”).  The proceeds of the Share Sale were paid to Covetrus and distributed to us.  Subsequent to the Share Sale, we distributed, on a pro rata basis, all of the shares of the common stock of Covetrus held by us to our stockholders of record as of the close of business on January 17, 2019 (the “Animal Health Spin-off”).  After the Share Sale and Animal Health Spin-off, Merger Sub consummated the Merger whereby it merged with and into Vets First Choice, with Vets First Choice surviving the Merger as a wholly owned subsidiary of Covetrus.  Immediately following the consummation of the Merger, on a fully diluted basis, (i) approximately 63% of the shares of Covetrus common stock were (a) owned by our stockholders and the Share Sale Investors, and (b) in respect of certain equity awards held by certain employees of the Henry Schein Animal Health Business, and (ii) approximately 37% of the shares of Covetrus common stock were (a) owned by stockholders of Vets First Choice immediately prior to the Merger, and (b) in respect of certain equity awards held by certain employees of Vets First Choice.  After the Separation and the Merger, we no longer beneficially owned any shares of Covetrus common stock and, following the Distribution Date, will not consolidate the financial results of Covetrus for the purpose of our financial reporting.  Following the Separation and the Merger, Covetrus was an independent, publicly traded company on the Nasdaq Global Select Market.

Effective first quarter 2019, we will report the historical earnings of the Henry Schein Animal Health Business as a discontinued operation.  The Company estimates that on a continuing operations basis, its 2018 revenues were $9.4 billion and its 2018 net income was $430.7 million.

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

As a result of these market dynamics, annual expenditures for health care services continue to increase in the United States.  We believe that demand for our products and services will grow, while continuing to be impacted by current and future operating, economic and industry conditions.  The Centers for Medicare and Medicaid Services, or CMS,  published “National Health Expenditure Projections 2017-2026” indicating that total national health care spending reached approximately $3.7 trillion in 2018, or 18.2% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States.  Health care spending is projected to reach approximately $5.7 trillion in 2026, approximately 19.7% of the nation’s gross domestic product.

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

In addition, the President is seeking to repeal and replace the Health Care Reform Law.  Repeal and replace legislation has been passed in the House of Representatives, but did not obtain the necessary votes in the Senate.  Subsequently, the President has affirmed his intention to repeal and replace the Health Care Reform Law and has taken a number of administrative actions to materially weaken it, including, without limitation, by permitting the use of less robust plans with lower coverage and eliminating “premium support” for insurers providing policies under the Health Care Reform Law.  On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions, and which also repealed the individual mandate of the Health Care Reform Law.  Further, in December 2018, a Texas federal court struck down the entire Health Care Reform Law, a ruling which is being appealed, and if upheld, could have a significant impact on the U.S. healthcare industry.  The uncertain status of the Health Care Reform Law affects our ability to plan.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, imposes annual reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain covered recipients (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  CMS publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.  Effective January 1, 2022, transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives must also be reported.

Under the Physician Payment Sunshine Act, we are required to collect and report detailed information regarding certain financial relationships we have with covered recipients such as physicians, dentists and teaching hospitals.  We believe that we are substantially compliant with applicable Physician Payment Sunshine Act requirements.  The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may be required to report under certain state transparency laws that address circumstances not covered by the Physician Payment Sunshine Act, and some of these state laws, as well as the federal law, can be ambiguous.  We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.  While we believe we have substantially compliant programs and controls in place to comply with these requirements, our compliance with these rules imposes additional costs on us.

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, established a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners.  Under MACRA, certain eligible clinicians are required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models (“APMs”).  MIPS generally consolidated three programs; the physician quality reporting system, the value-based payment modifier and the Medicare electronic health record (“EHR”) program, into a single program in which Medicare reimbursement to eligible clinicians includes both positive and negative payment adjustments that take into account quality, promoting interoperability, resource use, clinical practice improvement and improving patient access to health information.  Advanced APMs generally involve higher levels of financial and technology risk.    The first MIPS performance year was 2017, and the data collected in the first performance year determines payment adjustments beginning January 1, 2019.  MACRA represents a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations.  The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace.  MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base.  Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws, and who may receive up to 30% of total government recoveries.  Penalties under fraud and abuse laws may be severe.  For example, under the federal False Claims Act, violations may result in treble damages, plus civil penalties of up to $22,363 per claim, as well as exclusion from federal health care programs and criminal penalties. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  With respect to “anti-kickback laws,” violations of, for example, the federal Anti-Kickback Law may result in civil penalties of up to $100,000 for each violation, plus up to three times the total amount of remuneration offered, paid, solicited or received, as well as exclusion from federal health care programs and criminal penalties.  Notably, effective October 24, 2018, a new federal anti-kickback law (the “Eliminating Kickbacks in Recovery Act of 2018”) enacted in connection with broader addiction services legislation, may impose criminal penalties for kickbacks involving clinical laboratory services, regardless of whether the services at issue involved addition services, and regardless of whether the services were reimbursed by a federal health care program or by a commercial health insurer.  Furthermore, the Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, clarifying that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

With respect to measures of this type, the United States government (among others) has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.

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

The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique device identification (“UDI”) system.  The FDA is phasing in the implementation of the UDI regulations over seven years, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices.  Most compliance dates were reached as of September 24, 2018, with a final set of requirements for low risk devices being reach on September 24, 2022, which will complete the phase in.  The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices, and to directly mark certain devices with UDIs.  The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database.   The UDI regulations provide for certain exceptions, alternatives and time extensions.  For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping requirements and complaint files).  Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label, and include certain of our businesses.

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

Regulated Software; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings.  The 21st Century Cures Act (“Cures Act”), signed into law on December 13, 2016, amended the device definition to exclude certain software, including clinical decision support software that meet certain criteria.  In December 2017, the FCA issued draft guidance documents describing its proposed interpretation of the statutory language regarding which types of clinical decision support tools and other software are exempt from regulation as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increased privacy rights for individuals in Europe, extended the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe (“Data Subjects”) or monitoring the behavior of such individuals (including by companies based outside of Europe).  Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues.  Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data.  Among other things, the GDPR requires with respect to data concerning Data Subjects, company accountability, consents from Data Subjects or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data.  While we expect we have substantially compliant programs and controls in place to comply with the GDPR requirements, our compliance with the new regulation is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

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

Various federal initiatives involve the adoption and use by health care providers of certain electronic health care records systems and processes.  The initiatives include, among others, programs that incentivize physicians and dentists, through Medicare’s MIPS, to use certified EHR technology in accordance with certain evolving requirements. Including regarding quality, promoting interoperability, resource use, clinical practice improvement and improving patient access to health information.  Qualification for the MIPS incentive payments requires the use of EHRs that are certified as having certain capabilities designated in standards adopted by CMS and by the Office of the National Coordinator for Health Information Technology (“ONC”) of the Department of Health and Human Services (“HHS”).   These standards have been subject to change.

Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to MIPS and other incentive programs.  In order to maintain certification of our EHR products, we must satisfy the changing governmental standards.  If any of our EHR systems do not meet these standards, yet have been relied upon by health care providers to receive federal incentive payments we are exposed to risk, such as under federal health care fraud and abuse laws, including the False Claims Act.  For example, on May 31, 2017, the U.S. Department of Justice announced a $155 million settlement and 5-year corporate integrity agreement involving a vendor of certified EHR systems, based on allegations that the vendor, by misrepresenting capabilities to the certifying body, caused its health care provider customers to submit false Medicare and Medicaid claims for meaningful use incentive payments in violation of the False Claims Act.  While we believe we are substantially in compliance with such certifications and with applicable fraud and abuse laws and regulations, and we have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our practices in response to changes in applicable law or interpretation of laws, could have a material adverse effect on our business.  Moreover, in order to satisfy our customers, our products may need to incorporate increasingly complex reporting functionality.  Although we believe we are positioned to accomplish this, the effort may involve increased costs, and our failure to implement product modifications, or otherwise satisfy applicable standards, could have a material adverse effect on our business.

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

Results of Operations

The following tables summarize the significant components of our operating results and cash flows for each of the three years ended December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands):

	Years Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Operating results:
Net sales ..............................................................................................................................................................................	$13,201,995	$12,461,543	$11,571,668
Cost of sales .........................................................................................................................................................................	9,606,911	9,062,440	8,345,195
Gross profit ......................................................................................................................................................................	3,595,084	3,399,103	3,226,473
Operating expenses:
Selling, general and administrative ........................................................................................................................................	2,701,876	2,534,409	2,409,008
Litigation settlements..........................................................................................................................................................	38,488	5,325	-
Transaction costs related to Animal Health spin-off.................................................................................................................	38,756	-	-
Restructuring costs ............................................................................................................................................................	62,912	-	45,891
Operating income ..........................................................................................................................................................	$753,052	$859,369	$771,574

Other expense, net .................................................................................................................................................................	$(57,704)	$(36,521)	$(15,739)
Net income ..........................................................................................................................................................................	562,126	459,293	556,395
Net income attributable to Henry Schein, Inc. .............................................................................................................................	535,881	406,299	506,778
	Years Ended
	December 29,	December 30,	December 31,
	2018	2017	2016

Cash flows:
Net cash provided by operating activities ...................................................................................................................................	$684,706	$545,515	$642,576
Net cash used in investing activities ..........................................................................................................................................	(192,954)	(342,276)	(316,422)
Net cash used in financing activities ..........................................................................................................................................	(603,776)	(112,551)	(327,344)

Plans of Restructuring

On July 9, 2018, we committed to an initiative to rationalize our operations and provide expense efficiencies. These actions will allow us to execute on our plan to reduce our cost structure and fund new initiatives that are expected to drive future growth under our 2018 to 2020 strategic plan.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The total 2018 costs associated with the actions to complete this restructuring were initially expected to be in the range of $45 million to $55 million.  However, additional cost savings opportunities were identified in the fourth quarter of 2018 resulting in a charge of $35.4 million in the quarter, which increased our full year 2018 restructuring charges to $62.9 million, consisting primarily of severance costs.

We plan to continue restructuring activities in the first half of 2019 and expect to incur additional restructuring costs related to these activities during the first half of 2019.  At this time we are identifying specific opportunities and cannot reasonably estimate the amount of additional restructuring costs in 2019.

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

2018 Compared to 2017

Net Sales

Net sales for 2018 and 2017 were as follows (in thousands):

			% of		% of	Increase
		2018	Total	2017	Total	$	%
Health care distribution (1):
	Dental ...........................................................................................................................................................................................	$6,348,945	48.1%	$6,048,813	48.5%	$300,132	5.0%
	Animal health ..................................................................................................................................................................................	3,682,639	27.9	3,476,635	27.9	206,004	5.9
	Medical .........................................................................................................................................................................................	2,661,166	20.1	2,497,994	20.1	163,172	6.5
	Total health care distribution ..............................................................................................................................................................	12,692,750	96.1	12,023,442	96.5	669,308	5.6
Technology and value-added services (2).......................................................................................................................................................		509,245	3.9	438,101	3.5	71,144	16.2
	Total ..........................................................................................................................................................................................	$13,201,995	100.0%	$12,461,543	100.0%	$740,452	5.9

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

The $740.5 million, or 5.9%, increase in net sales for the year ended December 29, 2018 includes an increase of 5.2% local currency growth (3.4% increase in internally generated revenue and 1.8% growth from acquisitions) as well as an increase of 0.7% related to foreign currency exchange.

The $300.1 million, or 5.0%, increase in dental net sales for the year ended December 29, 2018 includes an increase of 4.2% in local currencies (3.0% increase in internally generated revenue and 1.2% growth from acquisitions) as well as an increase of 0.8% related to foreign currency exchange.  The 4.2% increase in local currency sales was due to increases in dental equipment sales and service revenues of 2.6% (2.5% increase in internally generated revenue and 0.1% growth from acquisitions) and dental consumable merchandise sales growth of 4.8% (3.2% increase in internally generated revenue and 1.6% growth from acquisitions).

The $206.0 million, or 5.9%, increase in animal health net sales for the year ended December 29, 2018 includes an increase of 4.6% local currency growth (2.1% increase in internally generated revenue and 2.5% growth from acquisitions) as well as an increase of 1.3% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by year-over-year changes to certain supplier agreements where we acted as an agent in 2018 versus acting as a principal in the prior year.  When excluding the effects of this change, internally generated revenue grew by 5.4%.  As indicated above, we completed the Animal Health Spin-off on February 7, 2019.

The $163.2 million, or 6.5%, increase in medical net sales for the year ended December 29, 2018 includes an increase of 6.4% local currency growth (6.3% increase in internally generated revenue and 0.1% growth from acquisitions) as well as an increase of 0.1% related to foreign currency exchange.

The $71.1 million, or 16.2%, increase in technology and value-added services net sales for the year ended December 29, 2018 includes an increase of 15.8% local currency growth (3.5% increase in internally generated revenue and 12.3% growth from acquisitions) as well as an increase of 0.4% related to foreign currency exchange.

Gross Profit

Gross profit and gross margins for 2018 and 2017 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2018	Margin %	2017	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$3,253,452	25.6%	$3,112,436	25.9%	$141,016	4.5%
Technology and value-added services .......................................................................................................................................................	341,632	67.1	286,667	65.4	54,965	19.2
Total ..........................................................................................................................................................................................	$3,595,084	27.2	$3,399,103	27.3	$195,981	5.8

Gross profit increased $196.0 million, or 5.8%, for the year ended December 29, 2018 compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $141.0 million, or 4.5%, for the year ended December 29, 2018 compared to the prior year period.  Health care distribution gross profit margin decreased to 25.6% for the year ended December 29, 2018 from 25.9% for the comparable prior year period.  The overall increase in our health care distribution gross profit is attributable to a $128.9 million gross profit increase from growth in internally generated revenue and $49.4 million is attributable to acquisitions.  These increases were partially offset by a $37.3 million decline in gross profit due to the decrease in the gross margin rates.

Technology and value-added services gross profit increased $55.0 million, or 19.2%, for the year ended December 29, 2018 compared to the prior year period.  Technology and value-added services gross profit margin increased to 67.1% for the year ended December 29, 2018 from 65.4% for the comparable prior year period.  Acquisitions accounted for $45.2 million of our gross profit increase within our technology and value-added services segment for the year ended December 29, 2018 compared to the prior year period. The remaining increase of $9.8 million in our technology and value-added services segment gross profit was primarily attributable to $11.4 million growth in internally generated revenue, partially offset by $1.6 million related to gross margin rates.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2018 and 2017 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2018	Net Sales	2017	Net Sales	$	%
Health care distribution .......................................................................................................................................................................	$2,634,664	20.8%	$2,383,916	19.8%	$250,748	10.5%
Technology and value-added services .......................................................................................................................................................	207,368	40.7	155,818	35.6	51,550	33.1
Total ........................................................................................................................................................................................	$2,842,032	21.5	$2,539,734	20.4	$302,298	11.9

Selling, general and administrative expenses (together with litigation settlements, transaction costs related to the Animal Health spin-off and restructuring costs) increased $302.3 million, or 11.9%, to $2,842.0 million for the year ended December 29, 2018 from the comparable prior year period.  The $250.7 million increase in selling, general and administrative expenses within our health care distribution segment for the year ended December 29,

2018 as compared to the prior year period was attributable to $209.3 million of additional operating costs (including an increase of $33.2 million for litigation settlements, $38.8 million of transaction costs related to the Animal Health spin-off and $59.1 million of restructuring costs) and $41.4 million of additional costs from acquired companies.  The $51.6 million increase in selling, general and administrative expenses within our technology and value-added services segment for the year ended December 29, 2018 as compared to the prior year period was attributable to $45.6 million of additional costs from acquired companies and $6.0 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses increased to 21.5% from 20.4% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $90.3 million, or 5.8%, to $1,653.7 million for the year ended December 29, 2018 from the comparable prior year period.  As a percentage of net sales, selling expenses remained consistent at 12.5%.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $212.0 million, or 21.7%, to $1,188.3 million for the year ended December 29, 2018 from the comparable prior year period primarily due to an increase of $33.2 million for litigation settlements, $38.8 million of transaction costs related to the Animal Health spin-off and $59.1 million of restructuring costs.  As a percentage of net sales, general and administrative expenses increased to 9.0% from 7.8% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2018 and 2017 was as follows (in thousands):

			Variance
	2018	2017	$	%
Interest income ........................................................................................................................................................................	$21,236	$17,553	$3,683	21.0%
Interest expense .......................................................................................................................................................................	(78,786)	(53,654)	(25,132)	(46.8)
Other, net ..............................................................................................................................................................................	(154)	(420)	266	63.3
Other expense, net .............................................................................................................................................................	$(57,704)	$(36,521)	$(21,183)	(58.0)

Other expense, net increased $21.2 million to $57.7 million for the year ended December 29, 2018 from the comparable prior year period.  Interest income increased $3.7 million primarily due to increased investment and late fee income.  Interest expense increased $25.1 million primarily due to increased borrowings under our bank credit lines and our private placement facilities primarily to fund acquisitions of noncontrolling interests in subsidiaries, as well as higher interest rates.

Income Taxes

For the year ended December 29, 2018, our effective tax rate was 22.4% compared to 44.1% for the prior year period.  In 2018, our effective tax rate was primarily impacted by a reduction in the estimate of our transition tax associated with the Tax Act, tax charges and credits associated with legal entity reorganizations outside the U.S., and state and foreign income taxes and interest expense.  In 2017, our effective tax rate was primarily impacted by the Tax Act, the adoption of Accounting Standards Update (“ASU”) No. 2016-09, “Stock Compensation” (Topic 718) (“ASU 2016-09”), as well as state and foreign income taxes and interest expense.

On December 22, 2017, the U.S. government passed the Tax Act.  The Tax Act is comprehensive tax legislation that implemented complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21%, modification of accelerated depreciation, the repeal of the domestic manufacturing deduction and changes to the limitations of the deductibility of interest.  Additionally, the Tax Act moved from a global tax regime to a modified territorial regime, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S.  The transition tax is payable over eight years.  The Tax Act also included provisions to tax global intangible low-taxed income (“GILTI”), a beneficial tax rate foreign Derived Intangible Income (“FDII”), a base erosion and anti-abuse tax (“BEAT”) that imposes tax on certain foreign related-party payments, and IRC Section 163(j) interest limitation (Interest Limitation).  We became subject to the GILTI, FDII, BEAT and Interest Limitation provisions effective January 1, 2018.

The Financial Accounting Standards Board (“FASB”) Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.  Under Topic 740, we estimated the impact of each provision of the Tax Act on our effective tax and recorded a current tax expense for the GILTI provision of $7.5 million in our effective tax rate for the year ended December 29, 2018.  For the BEAT, FDII and Interest Limitation computations, we have not recorded an estimate in our effective tax rate for the year ended December 29, 2018 because we have concluded that these provisions of the Tax Act will not apply to us or will have an immaterial impact in 2018.

Due to the complexities of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allowed the company to record a provisional amount for any income tax effects of the Tax Act in accordance with Accounting Standards Codification (“ASC”) 740, to the extent that a reasonable estimate can be made, in its 2017 financial statements.  SAB 118 allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.    In the fourth quarter of 2017, we recorded provisional amounts related to the Tax Act for any items that could be reasonably estimated at the time.  This included the one-time transition tax that we estimated to be $140.0 million and a net deferred tax expense of $3.0 million attributable to the revaluation of deferred tax assets and liabilities due to the lower enacted federal income tax rate of 21%.  Within our consolidated balance sheets, $27.4 million was included in “Accrued taxes” and $112.6 million was included in “Other liabilities”.  In the aggregate, for the quarter ended December 30, 2017, these Tax Act modifications resulted in a one-time tax expense of approximately $143.0million.  Absent the effects of the transition tax and the revaluation of deferred tax assets and liabilities, our effective tax rate for the year ended December 30, 2017 would have been 26.7% as compared to our actual effective tax rate of 44.1%.

For the year ended December 29, 2018 we have recorded a net $10.0 million reduction to the one-time transition tax and an additional $1.7 million net deferred tax benefit from the revaluation of deferred tax assets and liabilities to reflect the new tax rate.  Within our consolidated balance sheets, $9.9 million is included in “Accrued taxes” and $104.2 million is included in “Other liabilities” for the transition tax.  The changes were a result of additional analysis, changes in interpretation and assumptions, as well as additional regulatory guidance that was issued.  As of December 29, 2018, the Company has completed its analysis of the impact of the Tax Act in accordance with SAB 118 and the amounts are now considered final.

Net Income

Net income increased $102.8 million, or 22.4%, for the year ended December 29, 2018, compared to the prior year period due to the factors noted above.

2017 Compared to 2016

Net Sales

Net sales for 2017 and 2016 were as follows (in thousands):

			% of		% of	Increase
		2017	Total	2016	Total	$	%
Health care distribution (1):
	Dental ...........................................................................................................................................................................................	$6,048,813	48.5%	$5,555,299	48.0%	$493,514	8.9%
	Animal health ..................................................................................................................................................................................	3,476,635	27.9	3,253,095	28.1	223,540	6.9
	Medical .........................................................................................................................................................................................	2,497,994	20.1	2,337,661	20.2	160,333	6.9
	Total health care distribution ................................................................................................................................................................	12,023,442	96.5	11,146,055	96.3	877,387	7.9
Technology and value-added services (2) ......................................................................................................................................................		438,101	3.5	425,613	3.7	12,488	2.9
	Total ..........................................................................................................................................................................................	$12,461,543	100.0%	$11,571,668	100.0%	$889,875	7.7

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

The $223.6 million, or 6.9%, increase in animal health net sales for the year ended December 30, 2017 includes an increase of 6.9% local currency growth (6.3% increase in internally generated revenue, 1.3% decrease due to the impact from the extra week in 2016 and 1.9% growth from acquisitions).  The growth in internally generated animal health revenue is affected by the revenue for certain products being recognized on a gross basis in 2017 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 6.0%.  As indicated above, we completed the Animal Health Spin-off on February 7, 2019.

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

Gross Profit

Gross profit and gross margins for 2017 and 2016 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2017	Margin %	2016	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$3,112,436	25.9%	$2,953,136	26.5%	$159,300	5.4%
Technology and value-added services .......................................................................................................................................................	286,667	65.4	273,337	64.2	13,330	4.9
Total ..........................................................................................................................................................................................	$3,399,103	27.3	$3,226,473	27.9	$172,630	5.4

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

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2017 and 2016 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2017	Net Sales	2016	Net Sales	$	%
Health care distribution ........................................................................................................................................................................	$2,383,916	19.8%	$2,256,948	20.2%	$126,968	5.6%
Technology and value-added services .......................................................................................................................................................	155,818	35.6	152,060	35.7	3,758	2.5
Total ..........................................................................................................................................................................................	$2,539,734	20.4	$2,409,008	20.8	$130,726	5.4

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

Other Expense, Net

Other expense, net for the years ended 2017 and 2016 was as follows (in thousands):

			Variance
	2017	2016	$	%
Interest income ........................................................................................................................................................................	$17,553	$13,275	$4,278	32.2%
Interest expense .......................................................................................................................................................................	(53,654)	(31,893)	(21,761)	(68.2)
Other, net ..............................................................................................................................................................................	(420)	2,879	(3,299)	(114.6)
Other expense, net .............................................................................................................................................................	$(36,521)	$(15,739)	$(20,782)	(132.0)

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

Income Taxes

For the year ended December 30, 2017, our effective tax rate was 44.1% compared to 28.8% for the prior year period.  Our effective tax rate in 2017 was primarily higher due to the Tax Act.  Our effective tax rate was favorably impacted in 2017 by the adoption of ASU 2016-09, Accounting for Stock Compensation, as well as savings from implementation of tax planning initiatives and higher income from lower tax jurisdictions.   During the second quarter of 2016, the effective tax rate was affected by a federal tax audit settlement, which reduced our income tax expense by approximately $4.5 million.

On December 22, 2017, the U.S. government passed the Tax Act.  The Tax Act is comprehensive tax legislation that implements complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21%, modification of accelerated depreciation, the repeal of the domestic manufacturing deduction and changes to the limitations of the deductibility of interest.  Additionally, the Tax Act moved from a global tax regime to a modified territorial regime, which required U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S.  The transition tax is payable over eight years.

Due to the complexities of the Tax Act, the SEC staff issued SAB 118 that allowed the company to record a provisional amount for any income tax effects of the Tax Act in accordance with ASC 740, to the extent that a reasonable estimate can be made.  SAB 118 allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

We have recorded provisional amounts for any items that could be reasonably estimated at that time.  This included the one-time transition tax that we estimated to be $140.0 million.  Within our consolidated balance sheets, $27.4 million is included in “Accrued taxes” and $112.6 million is included in “Other liabilities”.  The U.S. deferred tax assets and liabilities were revalued due to the lower enacted federal income tax rate, of 21%, that was effective January 1, 2018.  The Company accrued a net deferred tax expense of $3.0 million attributable to the revaluation.  In the aggregate, for the quarter ended December 30, 2017, these Tax Act modifications resulted in a one-time tax expense of approximately $143.0 million.  Absent the effects of the transition tax and the revaluation of deferred tax assets and liabilities, our effective tax rate for the year ended December 30, 2017 would have been 26.7% as compared to our actual effective tax rate of 44.1%.

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

Net cash provided by operating activities was $684.7 million for the year ended December 29, 2018, compared to $545.5 million for the prior year.  The net change of $139.2 million was primarily attributable to working capital requirements.

Net cash used in investing activities was $193.0 million for the year ended December 29, 2018, compared to $342.3 million for the prior year.  The net change of $149.3 million was primarily due to reduced payments for equity investments and business acquisitions, partially offset by reduced proceeds of sales of equity investments.

Net cash used in financing activities was $603.8 million for the year ended December 29, 2018, compared to $112.6 million for the prior year.  The net change of $491.2 million was primarily due to increased acquisitions of noncontrolling interests in subsidiaries and reduced net borrowings from debt, partially offset by decreased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 29,	December 30,
	2018	2017
Cash and cash equivalents ...........................................................................................................................................................	$80,209	$174,658
Working capital (1)......................................................................................................................................................................	956,393	1,257,045

Debt:
Bank credit lines .....................................................................................................................................................................	$951,458	$741,653
Current maturities of long-term debt ...........................................................................................................................................	8,955	16,659
Long-term debt .......................................................................................................................................................................	1,003,873	907,756
Total debt ..........................................................................................................................................................................	$1,964,286	$1,666,068

(1) Includes $422 million of accounts receivable which serve as security for U.S. trade accounts receivable securitization at December 29, 2018 and December 30, 2017.

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 43.6 days as of December 29, 2018 from 42.7 days as of December 30, 2017.  During the years ended December 29, 2018 and December 30, 2017, we wrote off approximately $7.7 million and $6.7 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.   Our inventory turns from operations were 4.9 as of December 29, 2018 and 5.3 as of December 30, 2017.  Our working capital accounts may be impacted by current and future economic conditions.

Contractual obligations

The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming a weighted average interest rate of 3.4%), as well as inventory purchase commitments and operating and capital lease obligations as of December 29, 2018:

	Payments due by period (in thousands)
	< 1 year	2 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Long-term debt, including interest .................................................................................................................................................	$43,450	$609,428	$61,905	$453,678	$1,168,461
Inventory purchase commitments ................................................................................................................................................	499,346	446,412	124,911	-	1,070,669
Operating lease obligations ..........................................................................................................................................................	78,940	106,179	54,866	68,373	308,358
Transition tax obligations ............................................................................................................................................................	9,923	19,845	43,411	31,008	104,187
Capital lease obligations, including interest .....................................................................................................................................	1,695	1,844	604	1,430	5,573

Total .......................................................................................................................................................................................	$633,354	$1,183,708	$285,697	$554,489	$2,657,248

Bank Credit Lines

On April 18, 2017, we entered into a new $750 million revolving credit agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.   The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  On June 29, 2018, we amended the Credit Agreement to, among other things, (i) permit the consummation of the Animal Health Spin-off (See Note 21), (ii) provide for swing-line commitments in the amount of $75 million, and (iii) provide for the designation of subsidiary borrowers under the facility.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.

As of December 29, 2018 and December 30, 2017, the borrowings outstanding on this revolving credit facility and the prior credit facility were $175.0 million and $320.0 million, respectively.  As of December 29, 2018 and December 30, 2017, there were $11.2 million and $11.3 million of letters of credit, respectively, provided to third parties under this credit facility.

As of December 29, 2018 and December 30, 2017, we had various other short-term bank credit lines available, of which $376.5 million and $421.7 million, respectively, were outstanding.  At December 29, 2018 and December 30, 2017, borrowings under all of our credit lines had a weighted average interest rate of 3.30% and 2.27%, respectively.

Committed Loan Associated with Animal Health Spin-off

On May 21, 2018, we obtained a $400 million committed loan which matured on the earlier of (i) March 31, 2019 and (ii) the consummation of the Animal Health Spin-off.  The proceeds of this loan were used, among other things, to fund our purchase of all of the equity interests in Butler Animal Health Holding Company, LLC (“BAHHC”) directly or indirectly owned by Darby Group Companies, Inc. (“Darby”) and certain other sellers pursuant to the terms of that certain Amendment to Put Rights Agreements, dated as of April 20, 2018, by and among us, Darby, BAHHC and the individual sellers party thereto for an aggregate purchase price of $365 million. As of December 29, 2018, the balance outstanding on this loan was $400 million and is included within the “Bank credit lines” caption within our consolidated balance sheet.  At December 29, 2018, the interest rate on this loan was 3.38%.  Concurrent with the completion of the Animal Health Spin-off on February 7, 2019, we re-paid the balance of this loan.

Private Placement Facilities

On September 15, 2017, we increased our available private placement facilities with three insurance companies to a total facility amount of $1 billion, and extended the expiration date to September 15, 2020.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through September 15, 2020.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  On June 29, 2018, we amended and restated the above private placement facilities to, among other things, (i) permit the consummation of the Animal Health Spin-off and (ii) provide for the issuance of notes in Euros, British Pounds and Australian Dollars, in addition to U.S. Dollars.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

The components of our private placement facility borrowings as of December 29, 2018 are presented in the following table (in thousands):

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	28,571	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(382)
	$628,189

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  On July 6, 2017, we extended the expiration date of this facility agreement to April 29, 2020.  The borrowings outstanding under this securitization facility were $350.0 million and $350.0 million as of December 29, 2018 and December 30, 2017, respectively.  At December 29, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.66% plus 0.75%, for a combined rate of 3.41%.  At December 30, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.53% plus 0.75%, for a combined rate of 2.28%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	December 29,	December 30,
	2018	2017
Private placement facilities ..........................................................................................................................................................	$628,189	$535,295
U.S. trade accounts receivable securitization ...................................................................................................................................	350,000	350,000
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from 2.61% to 5.01% at December 29, 2018 and
ranging from 2.56% to 12.90% at December 30, 2017..............................................................................................................	29,491	34,027
Capital lease obligations (see Note 18) ...........................................................................................................................................	5,148	5,093
Total .......................................................................................................................................................................................	1,012,828	924,415
Less current maturities ................................................................................................................................................................	(8,955)	(16,659)
Total long-term debt ..........................................................................................................................................................	$1,003,873	$907,756

Stock repurchases

From June 21, 2004 through December 29, 2018, we repurchased approximately $2.9 billion, or 58,189,377 shares, under our common stock repurchase programs, with $400.0 million available as of December 29, 2018 for future common stock share repurchases.

Noncontrolling interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 are presented in the following table:

	December 29,	December 30,	December 31,
	2018	2017	2016
Balance, beginning of period ..................................................................................................................................................	$832,138	$607,636	$542,194
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(669,947)	(48,669)	(72,729)
Increase in redeemable noncontrolling interests due to
business acquisitions..........................................................................................................................................................	10,294	78,939	58,172
Net income attributable to redeemable noncontrolling interests .....................................................................................................	21,848	52,203	48,760
Dividends declared ...............................................................................................................................................................	(18,065)	(28,161)	(32,973)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests .....................................................................................................................................	(13,031)	7,461	(2,652)
Change in fair value of redeemable securities ...........................................................................................................................	148,919	162,729	66,864
Balance, end of period ..........................................................................................................................................................	$312,156	$832,138	$607,636

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

During 2018, we entered into a joint venture with Internet Brands to create a newly formed entity, Henry Schein One, LLC.  The joint venture includes Henry Schein Practice Solutions products and services, as well as Henry Schein’s international dental practice management systems and the dental businesses of Internet Brands.   Internet Brands holds a 26% noncontrolling interest in Henry Schein One, LLC that is accounted for within stockholders’ equity, as well as a freestanding and separately exercisable right to put its noncontrolling interest to Henry Schein, Inc. for fair value following the fifth anniversary of the effective date of the formation of the joint venture.  Beginning with the second anniversary of the effective date of the formation of the joint venture, Henry Schein One will issue a fixed number of additional interests to Internet Brands through the fifth anniversary, thereby increasing Internet Brands’ ownership by approximately 7.6%.  Internet Brands will also be entitled to receive a fixed number of additional interests, in the aggregate up to approximately 1.6% of the joint venture’s ownership, if certain operating targets are met by the joint venture in its fourth, fifth and sixth operating years.  These additional shares are considered contingent consideration that are accounted for within stockholders’ equity; however, these shares will not be allocated any net income of Henry Schein One until the shares vest or are earned by Internet Brands.  As a result of this transaction with Internet Brands, we recorded $567.6 million of noncontrolling interest within stockholders’ equity reflecting certain fair value methodology.

Unrecognized tax benefits

As more fully disclosed in Note 12 of “Notes to Consolidated Financial Statements,” we cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued interest, of $100.0 million as of December 29, 2018.

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

Revenue Recognition

On December 31, 2017, we adopted ASC 606 (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after December 30, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods. Our revenue recognition accounting policies applied prior to adoption of Topic 606 are outlined in the financial statements in our Annual Report on Form 10-K for the year ended December 30, 2017. The disclosures included herein reflect our accounting policies under Topic 606.

We generate revenue from the sale of dental, medical, and prior to the completion of the Animal Health Spin-off, animal health consumable products, as well as equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other contra revenue adjustments are included in the transaction price at contract inception by estimating the most likely amount based upon historical data and estimates and are provided for in the period in which the related sales are recognized.

Revenue derived from the sale of consumable products is recognized at a point in time when control transfers to the customer. Such sales typically entail high-volume, low-dollar orders shipped using third-party common carriers. We believe that the shipment date is the most appropriate point in time indicating control has transferred to the customer because we have no post-shipment obligations and this is when legal title and risks and rewards of ownership transfer to the customer and the point at which we have an enforceable right to payment.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets (primarily trademarks) are not amortized, but are subject to impairment analysis at least once annually.  Such impairment analyses for goodwill require a comparison of the fair value to the carrying value of reporting units.  We regard our reporting units to be our operating segments: health care distribution (global dental, medical, and prior to the completion of the Animal Health Spin-off, animal health) and technology and value-added services.  Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis.

For the years ended December 29, 2018 and December 30, 2017, and December 31, 2016 we tested goodwill for impairment using a quantitative analysis consisting of a two-step approach.  The first step of our quantitative analysis consists of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology.  If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit.  The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

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

For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the results of our goodwill and intangible impairment analysis did not result in any impairments.

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

Accounting Standards Update

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 1 of the Notes to Consolidated Financial Statements included under Item 8.

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

Foreign Currency Agreements

The value of certain foreign currencies as compared to the U.S. dollar and the value of certain underlying functional currencies of the Company, including its foreign subsidiaries, may affect our financial results.   Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars.  Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings.  We purchase short-term (i.e., 18 months or less) foreign currency forward contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to foreign suppliers.  We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure.  A hypothetical 5% change in the average value of the U.S. dollar in 2018 compared to foreign currencies would have changed our 2018 reported Net income attributable to Henry Schein, Inc. by approximately $8.0 million.

As of December 29, 2018, we had forward foreign currency exchange agreements, which expire through November 27, 2019, which include a fair value gain of $1.4 million as determined by quoted market prices.  As of December 29, 2018, Henry Schein, Inc. had Euro to Brazilian Real (BRL) cross currency swap contracts notionally totaling an amount of €94.6 million, with a reported fair value of these contracts as a net asset of $9.4 million.  A 5% hypothetical change in the value of the Euro to the BRL from December 29, 2018, with all other variables held constant, would have had changed the value fair value of these swap contracts by approximately $5.3 million.

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

Variable Interest Rate Debt

As of December 29, 2018, we had variable interest rate exposure for certain of our revolving credit facilities and our U.S. trade accounts receivable securitization.

Our revolving credit facility which we entered into on April 18, 2017 and expires on April 18, 2022, has an interest rate that is based on the U.S. Dollar LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  As of December 29, 2018, there was $175.0 million outstanding under this revolving credit facility.  During the year ended December 29, 2018, the average outstanding balance under this revolving credit facility was approximately $393.8 million.  Based upon our average outstanding balance for this revolving credit facility, for each hypothetical increase of 25 basis points, our interest expense thereunder would have increased by $1.0 million.

Our U.S trade accounts receivable securitization, which we entered into on April 17, 2013 and which expires on April 29, 2020, has an interest rate that is based upon the asset-backed commercial paper rate.  As of December 29, 2018, the commercial paper rate was 2.66% plus 0.75%, for a combined rate of 3.41%. At December 29, 2018 the outstanding balance was $350.0 million under this securitization facility.  During the year ended December 29, 2018, the average outstanding balance under this securitization facility was approximately $349.0 million.  Based upon our average outstanding balance for this securitization facility, for each hypothetical increase of 25 basis points, our interest expense thereunder would have increased by $0.9 million.

ITEM 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
Page

Report of Independent Registered Public Accounting Firm ....................................................................................................	78

Consolidated Financial Statements:

Balance Sheets as of December 29, 2018 and December 30, 2017 ...................................................................................	79

Statements of Income for the years ended December 29, 2018,
December 30, 2017 and December 31, 2016 ......................................................................................................	80

Statements of Comprehensive Income for the years ended December 29, 2018,
December 30, 2017 and December 31, 2016 ......................................................................................................	81

Statements of Changes in Stockholders’ Equity for the years ended
December 29, 2018, December 30, 2017 and December 31, 2016 ..........................................................................	82

Statements of Cash Flows for the years ended December 29, 2018,
December 30, 2017 and December 31, 2016 ......................................................................................................	83

Notes to Consolidated Financial Statements ................................................................................................................	84
Note 1 – Significant Accounting Policies ..............................................................................................................	84
Note 2 - Property and Equipment, Net ................................................................................................................	96
Note 3 - Goodwill and Other Intangibles, Net .......................................................................................................	97
Note 4 - Investments and Other ........................................................................................................................	98
Note 5 - Debt ..................................................................................................................................................	98
Note 6 - Redeemable Noncontrolling Interests ......................................................................................................	101
Note 7 - Comprehensive Income .......................................................................................................................	102
Note 8 - Fair Value Measurements .....................................................................................................................	104
Note 9 - Business Acquisitions ..........................................................................................................................	106
Note 10 - Plans of Restructuring .........................................................................................................................	109
Note 11 - Earnings Per Share .............................................................................................................................	110
Note 12 - Income Taxes ...................................................................................................................................	111
Note 13 - Concentrations of Risk ......................................................................................................................	116
Note 14 - Derivatives and Hedging Activities ........................................................................................................	116
Note 15 - Revenue from Contracts with Customers ...............................................................................................................................	117
Note 16 - Segment and Geographic Data .............................................................................................................	118
Note 17 - Employee Benefit Plans ......................................................................................................................	120
Note 18 - Commitments and Contingencies .........................................................................................................	124
Note 19 - Quarterly Information (Unaudited) .......................................................................................................	130
Note 20 - Supplemental Cash Flow Information ...................................................................................................	131
Note 21 – Subsequent Event........................................................................................................................................................................	131

Schedule II - Valuation and Qualifying Accounts for the years ended December 29, 2018,
December 30, 2017 and December 31, 2016 ................................................................................................................	147
All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Henry Schein, Inc.

Melville, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. (the “Company”) and subsidiaries as of December 29, 2018 and December 30, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and schedule presented in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 29, 2018 and December 30, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2018,  in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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

New York, NY

February 20, 2019

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

Table of Contents	December 29,	December 30,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents ..............................................................................................................................................................	$80,209	$174,658
Accounts receivable, net of reserves of $60,533 and $53,832 ................................................................................................................	1,603,711	1,522,807
Inventories, net .............................................................................................................................................................................	1,970,742	1,933,803
Prepaid expenses and other .............................................................................................................................................................	520,558	454,752
Total current assets ................................................................................................................................................................	4,175,220	4,086,020
Property and equipment, net ................................................................................................................................................................	382,398	375,001
Goodwill ..........................................................................................................................................................................................	2,820,295	2,301,331
Other intangibles, net ..........................................................................................................................................................................	584,244	669,641
Investments and other ........................................................................................................................................................................	538,370	432,002
Total assets ..........................................................................................................................................................................	$8,500,527	$7,863,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ..........................................................................................................................................................................	$1,227,209	$1,153,012
Bank credit lines ............................................................................................................................................................................	951,458	741,653
Current maturities of long-term debt .................................................................................................................................................	8,955	16,659
Accrued expenses:
Payroll and related .....................................................................................................................................................................	279,764	272,998
Taxes ......................................................................................................................................................................................	172,165	188,873
Other .......................................................................................................................................................................................	579,276	455,780
Total current liabilities ............................................................................................................................................................	3,218,827	2,828,975
Long-term debt, net ...........................................................................................................................................................................	1,003,873	907,756
Deferred income taxes ........................................................................................................................................................................	31,570	50,431
Other liabilities ..................................................................................................................................................................................	392,313	420,285
Total liabilities ......................................................................................................................................................................	4,646,583	4,207,447

Redeemable noncontrolling interests .....................................................................................................................................................	312,156	832,138
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding .......................................................................................................................................................................	-	-
Common stock, $.01 par value, 480,000,000 shares authorized,
151,401,668 outstanding on December 29, 2018 and 240,000,000 shares authorized,
153,690,146 outstanding on December 30, 2017 .............................................................................................................................	1,514	1,537
Retained earnings ..........................................................................................................................................................................	3,208,589	2,940,029
Accumulated other comprehensive loss .............................................................................................................................................	(248,771)	(130,067)
Total Henry Schein, Inc. stockholders' equity ..................................................................................................................................	2,961,332	2,811,499
Noncontrolling interests ..................................................................................................................................................................	580,456	12,911
Total stockholders' equity .......................................................................................................................................................	3,541,788	2,824,410
Total liabilities, redeemable noncontrolling interests and stockholders' equity ........................................................................................	$8,500,527	$7,863,995

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended
	December 29,	December 30,	December 31,
	2018	2017	2016

Net sales ......................................................................................................................................................................................	$13,201,995	$12,461,543	$11,571,668
Cost of sales .................................................................................................................................................................................	9,606,911	9,062,440	8,345,195
Gross profit .........................................................................................................................................................................	3,595,084	3,399,103	3,226,473
Operating expenses:
Selling, general and administrative ................................................................................................................................................	2,701,876	2,534,409	2,409,008
Litigation settlements..................................................................................................................................................................	38,488	5,325	-
Transaction costs related to Animal Health spin-off.........................................................................................................................	38,756	-	-
Restructuring costs .....................................................................................................................................................................	62,912	-	45,891
Operating income .................................................................................................................................................................	753,052	859,369	771,574
Other income (expense):
Interest income .........................................................................................................................................................................	21,236	17,553	13,275
Interest expense ........................................................................................................................................................................	(78,786)	(53,654)	(31,893)
Other, net .................................................................................................................................................................................	(154)	(420)	2,879
Income before taxes and equity in earnings of affiliates ..............................................................................................................	695,348	822,848	755,835
Income taxes ................................................................................................................................................................................	(155,492)	(362,506)	(217,958)
Equity in earnings of affiliates .........................................................................................................................................................	22,270	16,587	18,518
Loss on sale of equity investment .....................................................................................................................................................	-	(17,636)	-
Net income ...................................................................................................................................................................................	562,126	459,293	556,395
Less: Net income attributable to noncontrolling interests ...................................................................................................................	(26,245)	(52,994)	(49,617)
Net income attributable to Henry Schein, Inc. .....................................................................................................................................	$535,881	$406,299	$506,778

Earnings per share attributable to Henry Schein, Inc.:

Basic .......................................................................................................................................................................................	$3.51	$2.59	$3.14
Diluted ....................................................................................................................................................................................	$3.49	$2.57	$3.10

Weighted-average common shares outstanding:
Basic .......................................................................................................................................................................................	152,656	156,787	161,641
Diluted ....................................................................................................................................................................................	153,707	158,208	163,723

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended
	December 29,	December 30,	December 31,
	2018	2017	2016

Net income ...............................................................................................................................................................................	$562,126	$459,293	$556,395

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) ......................................................................................................................................	(136,356)	191,886	(98,402)

Unrealized gain (loss) from foreign currency hedging activities .......................................................................................................	626	(729)	(992)

Unrealized investment gain (loss)..............................................................................................................................................	(3)	(3)	2

Pension adjustment gain (loss) .................................................................................................................................................	3,033	3,933	(399)

Other comprehensive income (loss), net of tax ................................................................................................................................	(132,700)	195,087	(99,791)
Comprehensive income ..............................................................................................................................................................	429,426	654,380	456,604
Comprehensive income attributable to noncontrolling interests:
Net income .......................................................................................................................................................................	(26,245)	(52,994)	(49,617)
Foreign currency translation (gain) loss ..................................................................................................................................	13,996	(8,113)	2,689

Comprehensive income attributable to noncontrolling interests ..............................................................................................	(12,249)	(61,107)	(46,928)

Comprehensive income attributable to Henry Schein, Inc. .................................................................................................................	$417,177	$593,273	$409,676

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share and per share data)

Table of Contents					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, December 26, 2015 .............................................................................................................................................................	164,830,640	$1,648	$206,550	$2,895,997	$(219,939)	$2,558	$2,886,814
Net income (excluding $48,760 attributable to Redeemable
noncontrolling interests) ..............................................................................................................................................................	-	-	-	506,778	-	857	507,635
Foreign currency translation loss (excluding $2,652
attributable to Redeemable noncontrolling interests) ...................................................................................................................................	-	-	-	-	(95,713)	(37)	(95,750)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $33 ...............................................................................................................................................................	-	-	-	-	(992)	-	(992)
Unrealized investment gain, net of tax of $0...............................................................................................................................................	-	-	-	-	2	-	2
Pension adjustment loss net of tax of $548................................................................................................................................................	-	-	-	-	(399)	-	(399)
Dividends paid .........................................................................................................................................................................	-	-	-	-	-	(593)	(593)
Other adjustments .......................................................................................................................................................................	-	-	5	-	-	10	15
Initial noncontrolling interests and adjustments related to
business acquisitions .................................................................................................................................................................	-	-	-	-	-	4,943	4,943
Change in fair value of redeemable securities ..............................................................................................................................................	-	-	(66,864)	-	-	-	(66,864)
Repurchase and retirement of common stock ..............................................................................................................................................	(6,923,564)	(70)	(128,956)	(420,998)	-	-	(550,024)
Stock issued upon exercise of stock options,
including tax benefit of $23,392	415,832	4	34,792	-	-	-	34,796
Stock-based compensation expense ......................................................................................................................................................	755,104	8	58,238	-	-	-	58,246
Shares withheld for payroll taxes .........................................................................................................................................................	(328,888)	(2)	(29,112)	-	-	-	(29,114)
Liability for cash settlement stock-based compensation awards ............................................................................................................................	55,886	-	4,052	-	-	-	4,052
Deferred tax benefit arising from acquisition of partnership................................................................................................................................
noncontrolling interests in partnership.................................................................................................................................................	-	-	48,037	-	-	-	48,037
Balance, December 31, 2016 .............................................................................................................................................................	158,805,010	$1,588	$126,742	$2,981,777	$(317,041)	$7,738	$2,800,804
Net income (excluding $52,203 attributable to Redeemable
noncontrolling interests) ..............................................................................................................................................................	-	-	-	406,299	-	791	407,090
Foreign currency translation gain (excluding $7,461
attributable to Redeemable noncontrolling interests) ...................................................................................................................................	-	-	-	-	183,773	652	184,425
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $786..............................................................................................................................................................	-	-	-	-	(729)	-	(729)
Unrealized investment loss, net of tax benefit of $1 .......................................................................................................................................	-	-	-	-	(3)	-	(3)
Pension adjustment gain, net of tax of $314...............................................................................................................................................	-	-	-	-	3,933	-	3,933
Dividends paid .........................................................................................................................................................................	-	-	-	-	-	(546)	(546)
Other adjustments .......................................................................................................................................................................	-	-	23	-	-	376	399
Purchase of noncontrolling interests ......................................................................................................................................................	-	-	-	-	-	(4,150)	(4,150)
Change in fair value of redeemable securities ..............................................................................................................................................	-	-	(162,729)	-	-	-	(162,729)
Initial noncontrolling interests and adjustments related to
business acquisitions .................................................................................................................................................................	-	-	-	-	-	8,050	8,050
Repurchase and retirement of common stock ..............................................................................................................................................	(5,864,404)	(59)	(97,205)	(352,736)	-	-	(450,000)
Stock issued upon exercise of stock options...............................................................................................................................................	197,434	2	5,264	-	-	-	5,266
Stock-based compensation expense ......................................................................................................................................................	1,072,922	11	42,283	-	-	-	42,294
Shares withheld for payroll taxes .........................................................................................................................................................	(520,816)	(5)	(44,771)	-	-	-	(44,776)
Settlement of stock-based compensation awards ..........................................................................................................................................	-	-	(599)	-	-	-	(599)
Deferred tax benefit arising from acquisition of
noncontrolling interest in partnership..................................................................................................................................................	-	-	35,681	-	-	-	35,681
Transfer of charges in excess of capital ....................................................................................................................................................	-	-	95,311	(95,311)	-	-	-
Balance, December 30, 2017 .............................................................................................................................................................	153,690,146	$1,537	$-	$2,940,029	$(130,067)	$12,911	$2,824,410
Cumulative impact of adopting new accounting standards	-	-	-	2,594	-	-	2,594
Net income (excluding $21,848 attributable to Redeemable
noncontrolling interests) ..............................................................................................................................................................	-	-	-	535,881	-	4,397	540,278
Foreign currency translation loss (excluding $13,031
attributable to Redeemable noncontrolling interests) ...................................................................................................................................	-	-	-	-	(122,360)	(965)	(123,325)
Unrealized gain from foreign currency hedging activities,
net of tax of $396.....................................................................................................................................................................	-	-	-	-	626	-	626
Unrealized investment loss, net of tax of $0...............................................................................................................................................	-	-	-	-	(3)	-	(3)
Pension adjustment gain, net of tax of $1,179..............................................................................................................................................	-	-	-	-	3,033	-	3,033
Dividends paid .........................................................................................................................................................................	-	-	-	-	-	(656)	(656)
Other adjustments .......................................................................................................................................................................	-	-	(19)	-	-	713	694
Purchase of noncontrolling interests ......................................................................................................................................................	-	-	-	-	-	(214)	(214)
Change in fair value of redeemable securities ..............................................................................................................................................	-	-	(148,919)	-	-	-	(148,919)
Initial noncontrolling interests and adjustments related to
business acquisitions .................................................................................................................................................................	-	-	-	-	-	564,270	564,270
Repurchase and retirement of common stock ..............................................................................................................................................	(2,518,387)	(25)	(36,206)	(163,769)	-	-	(200,000)
Stock issued upon exercise of stock options...............................................................................................................................................	153,516	1	3,075	-	-	-	3,076
Stock-based compensation expense ......................................................................................................................................................	340,794	4	36,236	-	-	-	36,240
Shares withheld for payroll taxes .........................................................................................................................................................	(267,772)	(3)	(18,140)	-	-	-	(18,143)
Settlement of stock-based compensation awards ..........................................................................................................................................	3,371	-	(727)	-	-	-	(727)
Deferred tax benefit arising from acquisition of
noncontrolling interest in partnership..................................................................................................................................................	-	-	58,554	-	-	-	58,554
Transfer of charges in excess of capital ....................................................................................................................................................	-	-	106,146	(106,146)	-	-	-
Balance, December 29, 2018 .............................................................................................................................................................	151,401,668	$1,514	$-	$3,208,589	$(248,771)	$580,456	$3,541,788

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Table of Contents	Years Ended
	December 29,	December 30,	December 31,
	2018	2017	2016

Cash flows from operating activities:
Net income .......................................................................................................................................................................................	$562,126	$459,293	$556,395
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization .....................................................................................................................................................	207,560	193,072	169,780
Loss on sale of equity investment .................................................................................................................................................	-	17,636	-
Stock-based compensation expense ..............................................................................................................................................	36,240	42,294	58,246
Provision for losses on trade and other accounts receivable ...............................................................................................................	15,105	9,370	2,647
Provision for (benefit from) deferred income taxes ..........................................................................................................................	(41,213)	485	(37,066)
Equity in earnings of affiliates .....................................................................................................................................................	(22,270)	(16,587)	(18,518)
Distributions from equity affiliates ................................................................................................................................................	21,311	23,157	20,351
Changes in unrecognized tax benefits ............................................................................................................................................	(650)	(2,318)	6,013
Provision for (benefit from) transition tax ......................................................................................................................................	(10,000)	140,000	-
Other .......................................................................................................................................................................................	(807)	10,921	12,595
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ...............................................................................................................................................................	(147,499)	(160,266)	(7,655)
Inventories ...........................................................................................................................................................................	(84,784)	(175,059)	(104,787)
Other current assets ................................................................................................................................................................	(92,059)	(85,759)	(22,657)
Accounts payable and accrued expenses ...................................................................................................................................	241,646	89,276	7,232
Net cash provided by operating activities ...............................................................................................................................................	684,706	545,515	642,576

Cash flows from investing activities:
Purchases of fixed assets ....................................................................................................................................................................	(90,637)	(81,501)	(70,179)
Payments related to equity investments and business
acquisitions, net of cash acquired .....................................................................................................................................................	(61,570)	(288,673)	(228,575)
Proceeds from sale of equity investment ................................................................................................................................................	1,000	34,048	-
Repayments from (borrowings for) loan to affiliate .................................................................................................................................	(25,700)	6,700	(4,500)
Other ...............................................................................................................................................................................................	(16,047)	(12,850)	(13,168)
Net cash used in investing activities .......................................................................................................................................................	(192,954)	(342,276)	(316,422)

Cash flows from financing activities:
Proceeds from bank borrowings ...........................................................................................................................................................	210,741	302,941	98,748
Proceeds from issuance of long-term debt ..............................................................................................................................................	115,000	200,440	260,799
Debt issuance costs ............................................................................................................................................................................	(501)	(1,990)	(233)
Principal payments for long-term debt ...................................................................................................................................................	(28,042)	(60,050)	(15,381)
Proceeds from issuance of stock upon exercise of stock options .................................................................................................................	3,076	5,266	11,404
Payments for repurchases of common stock ..........................................................................................................................................	(200,000)	(450,000)	(550,024)
Payments for taxes related to shares withheld for employee taxes...............................................................................................................	(18,023)	(44,832)	(27,115)
Excess tax benefits related to stock-based compensation ..........................................................................................................................	-	-	(463)
Distributions to noncontrolling stockholders ............................................................................................................................................	(17,515)	(29,134)	(32,350)
Acquisitions of noncontrolling interests in subsidiaries ..............................................................................................................................	(668,512)	(35,192)	(72,729)
Net cash used in financing activities ......................................................................................................................................................	(603,776)	(112,551)	(327,344)

Effect of exchange rate changes on cash and cash equivalents ..................................................................................................................	17,575	21,589	(8,515)
Net change in cash and cash equivalents ................................................................................................................................................	(94,449)	112,277	(9,705)
Cash and cash equivalents, beginning of period .......................................................................................................................................	174,658	62,381	72,086
Cash and cash equivalents, end of period ...............................................................................................................................................	$80,209	$174,658	$62,381

See accompanying notes.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 –Significant Accounting Policies

Nature of Operations

We distribute health care products and services primarily to office-based health care practitioners with operations or affiliates in the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

We consolidate a Variable Interest Entity (“VIE”) where we hold a variable interest and are the primary beneficiary. The VIE is a trade accounts receivable securitization. We are the primary beneficiary because we have the power to direct activities that most significantly affect the economic performance and have the obligation to absorb the majority of the losses or benefits. The results of operations and financial position of this VIE are included in our consolidated financial statements.

For the consolidated VIE, the trade accounts receivable transferred to the VIE are pledged as collateral to the related debt.  The creditors have recourse to us for losses on these trade accounts receivable. For the years ended December 29, 2018 and December 30, 2017, trade accounts receivable that can only be used to settle obligations of this VIE were $422 million and $422 million, respectively, and the liabilities of the VIE where the creditors have recourse to us were $350 million and $350 million, respectively.

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

Fiscal Year

We report our results of operations and cash flows on a 52‑53 week basis ending on the last Saturday of December.  The years ended December 29, 2018 and December 30, 2017 consisted of 52 weeks, and the year ended December 31, 2016 consisted of 53 weeks.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Revenue Recognition

On December 31, 2017, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after December 30, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods. Our revenue recognition accounting policies applied prior to adoption of Topic 606 are outlined in the financial statements in our Annual Report on Form 10-K for the year ended December 30, 2017.  The disclosures included herein reflect our accounting policies under Topic 606.

Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive for those goods or services. To recognize revenue, we do the following:

•          identify the contract(s) with a customer;

•          identify the performance obligations in the contract;

•          determine the transaction price;

•          allocate the transaction price to the performance obligations in the contract; and

•          recognize revenue when, or as, the entity satisfies a performance obligation.

We generate revenue from the sale of dental, animal health and medical consumable products, equipment (Healthcare distribution revenues), software products and services and other sources (Technology and value-added services revenues). Provisions for discounts, rebates to customers, customer returns and other contra revenue adjustments are included in the transaction price at contract inception by estimating the most likely amount based upon historical data and estimates and are provided for in the period in which the related sales are recognized.

Revenue derived from the sale of consumable products is recognized at a point in time when control transfers to the customer. Such sales typically entail high-volume, low-dollar orders shipped using third-party common carriers. We believe that the shipment date is the most appropriate point in time indicating control has transferred to the customer because we have no post-shipment obligations and this is when legal title and risks and rewards of ownership transfer to the customer and the point at which we have an enforceable right to payment.

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

Certain of our revenue is derived from bundled arrangements that include multiple distinct performance obligations which are accounted for separately.  When we sell software products together with related services (i.e., training and technical support), we allocate revenue to software using the residual method, using an estimate of the standalone selling price to estimate the fair value of the undelivered elements.  There are no cases where revenue is deferred due to a lack of a standalone selling price. Bundled arrangements that include elements that are not considered software consist primarily of equipment and the related installation service.  We allocate revenue for such arrangements based on the relative selling prices of the goods or services. If an observable selling price is not available (i.e., we do not sell the goods or services separately), we use one of the following techniques to estimate the standalone selling price:  adjusted market approach; cost-plus approach; or the residual method.  There is no specific hierarchy for the use of these methods, but the estimated selling price reflects our best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis taking into consideration the cost structure of our business, technical skill required, customer location and other market conditions

See Note 15 for additional disclosures of disaggregated net sales and Note 16 for disclosures of net sales by segment and geographic data.

Contract Balances

Contract balances represent amounts presented in our consolidated balance sheet when either we have transferred goods or services to the customer or the customer has paid consideration to us under the contract. These contract balances include accounts receivable, contract assets and contract liabilities.

Accounts Receivable

Accounts receivable are generally recognized when heath care distribution and technology and value-added services revenues are recognized. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects our best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, we adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability.

Contract Assets

Contract assets include amounts related to any conditional right to consideration for work completed but not billed as of the reporting date and generally represent amounts owed to us by customers, but not yet billed. Contract assets are transferred to accounts receivable when the right becomes unconditional.  The contract assets primarily relate to our bundled arrangements for the sale of equipment and consumables and sales of term software licenses. Current contract assets are included in Prepaid expenses and other and the non-current contract assets are included in Investments and other within our consolidated balance sheet.  Current and non-current contract asset balances as of December 29, 2018 and December 31, 2017 were not material.

Contract Liabilities

Contract liabilities are comprised of advance payments and upfront payments for service arrangements provided over time that are accounted for as deferred revenue amounts. Contract liabilities are transferred to revenue once the performance obligation has been satisfied.  Current contract liabilities are included in Accrued expenses: Other and the non-current contract liabilities are included in Other liabilities within our consolidated

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

balance sheet.  At December 31, 2017, the current portion of contract liabilities of $85.7 million was reported in Accrued expenses: Other, and $5.2 million related to non-current contract liabilities were reported in Other liabilities.  During the year ended December 29, 2018, we recognized substantially all of the current contract liability amounts that were previously deferred at December 31, 2017.  At December 29, 2018, the current and non-current portion of contract liabilities were $83.6 million and $5.3 million, respectively.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.  Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.  Outstanding checks in excess of funds on deposit of $72.0 million and $83.6 million, primarily related to payments for inventory, were classified as accounts payable as of December 29, 2018 and December 30, 2017.

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

Direct Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales.  Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses.  Direct shipping and handling costs were $102.1 million, $93.3 million and $84.0 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Advertising and Promotional Costs

We generally expense advertising and promotional costs as incurred.  Total advertising and promotional expenses were $28.9 million, $15.7 million and $18.4 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016.

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

Acquisitions

The net assets of businesses purchased are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date.  Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill.  The major classes of assets and liabilities that we generally allocate purchase price to, excluding goodwill, include identifiable intangible assets (i.e., trademarks and trade names, customer relationships and lists and non-compete agreements), property, plant and equipment, deferred taxes and other current and long-term assets and liabilities.  The estimated fair value of identifiable intangible assets is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rates; discounted cash flows; customer retention rates; and estimated useful lives.  Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

Noncontrolling Interests

Noncontrolling interests represent our less than 50% ownership interest in an acquired subsidiary.  Our net income is reduced by the portion of the subsidiaries net income that is attributable to noncontrolling interests.

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

For the years ended December 29, 2018 and December 30, 2017, and December 31, 2016 we tested goodwill for impairment using a quantitative analysis consisting of a two-step approach.  The first step of our quantitative analysis consists of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology.  If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit.  The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

Our use of a discounted cash flow methodology includes estimates of future revenue based upon budget projections and growth rates which take into account estimated inflation rates.  We also develop estimates for future levels of gross profits and operating profits and projected capital expenditures.  Our methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The estimates that we use in our discounted cash flow methodology involve many assumptions by management that are based upon future growth projections.

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

For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the results of our goodwill and intangible impairment analysis did not result in any impairments.

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

As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Total distribution network costs were $87.3 million, $83.2 million and $79.4 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016.

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

The impact of adoption on our consolidated balance sheet and income statement was as follows:

	As of
	December 29, 2018
		Balances	Effect of
	As	Without Adoption	Change
Balance Sheet	Reported	of Topic 606	Increase/(Decrease)
Assets:
Prepaid expenses and other ........................................................................................................................................	$520,558	$520,778	$(220)
Investments and other ...............................................................................................................................................	538,370	535,879	2,491

Liabilities:
Accrued expenses -Taxes............................................................................................................................................	$172,165	$171,809	$356
Accrued expenses - Other ...........................................................................................................................................	579,276	581,138	(1,862)
Deferred income taxes ...............................................................................................................................................	31,570	30,979	591
Other liabilities (long-term) ..........................................................................................................................................	392,313	393,024	(711)
Stockholders' equity:
Retained earnings .....................................................................................................................................................	$3,208,589	$3,204,548	$4,041
Accumulated other comprehensive loss ........................................................................................................................	$(248,771)	$(248,627)	$(144)

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Table of Contents	Year Ended
	December 29, 2018
		Balances Without	Effect of
		Adoption	Change
Statement of Income	As Reported	of Topic 606	Increase/ (Decrease)
Net sales:
Dental .........................................................................................................................................................................................	$6,348,945	$6,348,945	$-
Animal Health ..............................................................................................................................................................................	3,682,639	3,682,639	-
Medical .......................................................................................................................................................................................	2,661,166	2,661,166	-
Total healthcare distribution ........................................................................................................................................................	$12,692,750	$12,692,750	$-
Technology and value-added services ...............................................................................................................................................	509,245	508,939	306
Total .......................................................................................................................................................................................	$13,201,995	$13,201,689	$306
Costs and expenses:
Cost of sales .................................................................................................................................................................................	9,606,911	9,606,911	-
Selling, general and administrative ....................................................................................................................................................	2,701,876	2,702,552	(676)
Income taxes.................................................................................................................................................................................	(155,492)	(155,347)	145
Net income ...................................................................................................................................................................................	$562,126	$561,289	$837

Additional information related to Topic 606 can be found below in “Critical Accounting Policies and Estimates” as well as in Note 15.

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

We will use the modified retrospective transition approach in ASU No. 2018-11 and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption.  We are currently finalizing the effects that the adoption of ASU 2016-02 will have on our consolidated financial statements, but anticipate that the new guidance will significantly impact our consolidated balance sheet as we will recognize right of use assets and lease liabilities for our operating leases.  The new standard provides a number of optional practical expedients in transition. We expect to elect the package of practical expedients, which permits us not to reassess, under the new standard, our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.  We do not expect that this accounting standard will have a material impact on our debt covenants.  We also do not expect that the implementation of this standard will have a material impact on our results of operations.  We are implementing a new lease accounting system and updating our processes in preparation for the adoption of the new standard.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2019.  This ASU is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance of this ASU is effective.  Based upon the level and makeup of our financial asset portfolio, past receivables loss activity and current known activity regarding our outstanding receivables, we do not expect that this ASU will have a material impact on our consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, "Treatment of Stranded Tax Effects in Accumulated Other Comprehensive Income Resulting From the Tax Cuts and Jobs Act of 2017 " which allows the reclassification from accumulated comprehensive income to retained earnings the income tax effects resulting from the Tax Act.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2018.  We do not expect that the requirements of ASU 2018-02 will have a material impact on our consolidated financial statements.

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

	December 29,	December 30,
	2018	2017
Land .......................................................................................................................................................................................	$20,400	$21,019
Buildings and permanent improvements ........................................................................................................................................	144,407	143,250
Leasehold improvements ............................................................................................................................................................	115,993	106,236
Machinery and warehouse equipment ...........................................................................................................................................	150,672	138,478
Furniture, fixtures and other .........................................................................................................................................................	151,999	149,136
Computer equipment and software ...............................................................................................................................................	463,240	432,379
	1,046,711	990,498
Less accumulated depreciation ....................................................................................................................................................	(664,313)	(615,497)
Property and equipment, net .................................................................................................................................................	$382,398	$375,001

	Estimated Useful
	Lives (in years)
Buildings and permanent improvements ............................................................................................................	40
Machinery and warehouse equipment ...............................................................................................................	5-10
Furniture, fixtures and other ............................................................................................................................	3-10
Computer equipment and software ..................................................................................................................	3-10

Property and equipment related depreciation expense for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $73.5 million, $67.3 million and $63.8 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 3 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the years ended December 29, 2018 and December 30, 2017 were as follows:

	Health Care Distribution	Technology and Value-Added Services	Total
Balance as of December 31, 2016 ...............................................................................................................................................	$1,831,535	$188,205	$2,019,740
Adjustments to goodwill:
Acquisitions .....................................................................................................................................................................	216,144	8,736	224,880
Foreign currency translation ...............................................................................................................................................	48,915	7,796	56,711
Balance as of December 30, 2017 ...............................................................................................................................................	2,096,594	204,737	2,301,331
Adjustments to goodwill:
Acquisitions .....................................................................................................................................................................	40,437	530,012	570,449
Foreign currency translation ...............................................................................................................................................	(46,590)	(4,895)	(51,485)
Balance as of December 29, 2018 ...............................................................................................................................................	$2,090,441	$729,854	$2,820,295

Other intangible assets consisted of the following:

	December 29, 2018			December 30, 2017
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-compete agreements .................................................................................................................................................................	$38,384	$(9,224)	$29,160	$41,758	$(9,539)	$32,219
Trademarks / trade names - definite lived ...............................................................................................................................................	113,286	(59,038)	54,248	151,918	(76,497)	75,421
Customer relationships and lists .........................................................................................................................................................	847,561	(409,301)	438,260	851,339	(355,327)	496,012
Product Development......................................................................................................................................................................	79,363	(37,373)	41,990	77,958	(37,105)	40,853
Other ........................................................................................................................................................................................	64,913	(44,327)	20,586	58,582	(33,446)	25,136
Total ....................................................................................................................................................................................	$1,143,507	$(559,263)	$584,244	$1,181,555	$(511,914)	$669,641

Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses, as well as certain sales persons, in exchange for placing restrictions on their ability to pose a competitive risk to us.  Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us.  The weighted-average non-compete period for agreements currently being amortized was approximately 5.2 years as of December 29, 2018.

Trademarks, trade names, customer lists and customer relationships were established through business acquisitions.  Definite-lived trademarks and trade names are amortized on a straight-line basis over a weighted-average period of approximately 8.2 years as of December 29, 2018.  Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 10.8 years as of December 29, 2018.  Product development is a definite-lived intangible asset that is amortized on a straight-line basis over a weighted-average period of approximately 10.1 years as of December 29, 2018.

Amortization expense related to definite-lived intangible assets for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $123.3 million, $116.5 million and $98.2 million.  The annual

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

amortization expense expected to be recorded for existing intangibles assets for the years 2019 through 2023 is $115.7 million, $106.5 million, $93.7 million, $69.2 million and $59.6 million.

Note 4 – Investments and Other

Investments and other consisted of the following:

	December 29,	December 30,
	2018	2017
Investment in unconsolidated affiliates .................................................................................................................................................	$283,091	$268,364
Non-current deferred foreign, state and local income taxes ........................................................................................................................	83,242	10,962
Notes receivable (1) ...........................................................................................................................................................................	66,652	35,015
Capitalized costs for internally generated software for resale .....................................................................................................................	40,070	35,359
Distribution rights and exclusivity agreements, net of amortization .............................................................................................................	582	1,378
Acquisition related indemnification .......................................................................................................................................................	47,828	65,558
Other long-term assets ........................................................................................................................................................................	16,905	15,366
Total .......................................................................................................................................................................................	$538,370	$432,002

(1)	Long-term notes receivable carry interest rates ranging from 1.0% to 12.0% and are due in varying installments through
December 31, 2030.

Amortization expense related to other long-term assets for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $10.7 million, $9.3 million and $7.8 million.

Note 5 – Debt

Bank Credit Lines

On April 18, 2017, we entered into a new $750 million revolving credit agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.   The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  On June 29, 2018, we amended the Credit Agreement to, among other things, (i) permit the consummation of the Animal Health Spin-off (See Note 21), (ii) provide for swing-line commitments in the amount of $75 million, and (iii) provide for the designation of subsidiary borrowers under the facility.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.

As of December 29, 2018 and December 30, 2017, the borrowings outstanding on this revolving credit facility were $175.0 million and $320.0 million, respectively.  As of December 29, 2018 and December 30, 2017, there were $11.2 million and $11.3 million of letters of credit, respectively, provided to third parties under this credit facility.

As of December 29, 2018 and December 30, 2017, we had various other short-term bank credit lines available, of which $376.5 million and $421.7 million, respectively, were outstanding.  At December 29, 2018 and December 30, 2017, borrowings under all of our credit lines had a weighted average interest rate of 3.30% and 2.27%, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Committed Loan Associated with Animal Health Spin-off

On May 21, 2018, we obtained a $400 million committed loan which matured on the earlier of (i) March 31, 2019 and (ii) the consummation of the Animal Health Spin-off.  The proceeds of this loan were used, among other things, to fund our purchase of all of the equity interests in Butler Animal Health Holding Company, LLC (“BAHHC”) directly or indirectly owned by Darby Group Companies, Inc. (“Darby”) and certain other sellers pursuant to the terms of that certain Amendment to Put Rights Agreements, dated as of April 20, 2018, by and among us, Darby, BAHHC and the individual sellers party thereto for an aggregate purchase price of $365 million. As of December 29, 2018, the balance outstanding on this loan was $400 million and is included within the “Bank credit lines” caption within our consolidated balance sheet.  At December 29, 2018, the interest rate on this loan was 3.38%.  Concurrent with the completion of the Animal Health Spin-off on February 7, 2019, we re-paid the balance of this loan.

Long-term debt

Long-term debt consisted of the following:

	December 29,	December 30,
	2018	2017
Private placement facilities ..........................................................................................................................................................	$628,189	$535,295
U.S. trade accounts receivable securitization ...................................................................................................................................	350,000	350,000
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from 2.61% to 5.01% at December 29, 2018 and
ranging from 2.56% to 12.90% at December 30, 2017..............................................................................................................	29,491	34,027
Capital lease obligations (see Note 18) ...........................................................................................................................................	5,148	5,093
Total .......................................................................................................................................................................................	1,012,828	924,415
Less current maturities ................................................................................................................................................................	(8,955)	(16,659)
Total long-term debt ..........................................................................................................................................................	$1,003,873	$907,756

Private Placement Facilities

On September 15, 2017, we increased our available private placement facilities with three insurance companies to a total facility amount of $1 billion, and extended the expiration date to September 15, 2020.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through September 15, 2020.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  On June 29, 2018, we amended and restated the above private placement facilities to, among other things, (i) permit the consummation of the Animal Health Spin-off and (ii) provide for the issuance of notes in Euros, British Pounds and Australian Dollars, in addition to U.S. Dollars.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The components of our private placement facility borrowings as of December 29, 2018 are presented in the following table:

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	28,571	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(382)
	$628,189

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  On July 6, 2017, we extended the expiration date of this facility agreement to April 29, 2020.  The borrowings outstanding under this securitization facility were $350.0 million and $350.0 million as of December 29, 2018 and December 30, 2017, respectively.  At December 29, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.66% plus 0.75%, for a combined rate of 3.41%.  At December 30, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.53% plus 0.75%, for a combined rate of 2.28%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

As of December 29, 2018, the aggregate amounts of long-term debt, including capital lease obligations and net of deferred debt issuance costs of $382, maturing in each of the next five years and thereafter are as follows:

2019 ..............................................................................................................................................................................................	$8,955
2020 ..............................................................................................................................................................................................	458,445
2021 ..............................................................................................................................................................................................	108,050
2022 ..............................................................................................................................................................................................	30,421
2023 ..............................................................................................................................................................................................	3,671
Thereafter .......................................................................................................................................................................................	403,286
Total .......................................................................................................................................................................................	$1,012,828

Note 6 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.   ASC 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 are presented in the following table:

	December 29,	December 30,	December 31,
	2018	2017	2016
Balance, beginning of period ..................................................................................................................................................	$832,138	$607,636	$542,194
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(669,947)	(48,669)	(72,729)
Increase in redeemable noncontrolling interests due to
business acquisitions..........................................................................................................................................................	10,294	78,939	58,172
Net income attributable to redeemable noncontrolling interests .....................................................................................................	21,848	52,203	48,760
Dividends declared ...............................................................................................................................................................	(18,065)	(28,161)	(32,973)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests .....................................................................................................................................	(13,031)	7,461	(2,652)
Change in fair value of redeemable securities ...........................................................................................................................	148,919	162,729	66,864
Balance, end of period ..........................................................................................................................................................	$312,156	$832,138	$607,636

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	December 29,	December 30,	December 31,
	2018	2017	2016
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment ...........................................................................................................	$(18,595)	$(5,564)	$(13,025)

Attributable to noncontrolling interests:
Foreign currency translation adjustment ...........................................................................................................	$(426)	$539	$(113)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss ..........................................................................................................................	$(234,799)	$(112,439)	$(296,212)
Unrealized loss from foreign currency hedging activities ...........................................................................................	(156)	(782)	(53)
Unrealized investment loss .................................................................................................................................	(6)	(3)	-
Pension adjustment loss .....................................................................................................................................	(13,810)	(16,843)	(20,776)
Accumulated other comprehensive loss ............................................................................................................	$(248,771)	$(130,067)	$(317,041)

Total Accumulated other comprehensive loss ............................................................................................................	$(267,792)	$(135,092)	$(330,179)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	December 29,	December 30,	December 31,
	2018	2017	2016
Net income ........................................................................................................................................................................	$562,126	$459,293	$556,395

Foreign currency translation gain (loss)....................................................................................................................................	(136,356)	191,886	(98,402)
Tax effect .........................................................................................................................................................................	-	-	-
Foreign currency translation gain (loss)....................................................................................................................................	(136,356)	191,886	(98,402)

Unrealized gain (loss) from foreign currency hedging activities ....................................................................................................	1,022	(1,515)	(1,025)
Tax effect .........................................................................................................................................................................	(396)	786	33
Unrealized gain (loss) from foreign currency hedging activities ....................................................................................................	626	(729)	(992)

Unrealized investment gain (loss)............................................................................................................................................	(3)	(4)	2
Tax effect .........................................................................................................................................................................	-	1	-
Unrealized investment gain (loss)............................................................................................................................................	(3)	(3)	2

Pension adjustment gain (loss) ..............................................................................................................................................	4,212	4,247	(947)
Tax effect .........................................................................................................................................................................	(1,179)	(314)	548
Pension adjustment gain (loss) ..............................................................................................................................................	3,033	3,933	(399)

Comprehensive income .......................................................................................................................................................	$429,426	$654,380	$456,604

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.  The foreign currency translation gain (loss) during the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency
	Translation
	Gain (Loss)
	for the
	Year Ended	FX Rate in USD
	December 29,	December 29,	December 30,
Currency	2018	2018	2017
Euro ............................................................................................................................................................................................	$(40,681)	1.14	1.20
Brazilian Real ...............................................................................................................................................................................	(27,313)	0.26	0.30
Australian Dollar ............................................................................................................................................................................	(25,639)	0.70	0.78
British Pound ................................................................................................................................................................................	(21,329)	1.26	1.35
Canadian Dollar ............................................................................................................................................................................	(9,111)	0.73	0.80
Polish Zloty...................................................................................................................................................................................	(5,025)	0.27	0.29
Swiss Franc ...................................................................................................................................................................................	(2,442)	1.01	1.03
All other currencies .........................................................................................................................................................................	(4,816)
Total .......................................................................................................................................................................................	$(136,356)

	Foreign Currency
	Translation
	Gain (Loss)
	for the
	Year Ended	FX Rate in USD
	December 30,	December 30,	December 31,
Currency	2017	2017	2016
Euro.............................................................................................................................................................................................	$113,259	1.20	1.05
Brazilian Real................................................................................................................................................................................	(2,411)	0.30	0.31
Australian Dollar ............................................................................................................................................................................	15,124	0.78	0.72
British Pound.................................................................................................................................................................................	28,001	1.35	1.23
Canadian Dollar ............................................................................................................................................................................	9,403	0.80	0.74
Polish Zloty...................................................................................................................................................................................	11,058	0.29	0.24
Swiss Franc ...................................................................................................................................................................................	5,544	1.03	0.98
All other currencies .........................................................................................................................................................................	11,908
Total .......................................................................................................................................................................................	$191,886

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Table of Contents	Foreign Currency
	Translation
	Gain (Loss)
	for the
	Year Ended	FX Rate in USD
	December 31,	December 31,	December 26,
Currency	2016	2016	2015
Euro ............................................................................................................................................................................................	$(41,245)	1.05	1.10
Brazilian Real................................................................................................................................................................................	2,856	0.31	0.25
Australian Dollar............................................................................................................................................................................	(562)	0.72	0.73
British Pound ................................................................................................................................................................................	(53,723)	1.23	1.49
Canadian Dollar ............................................................................................................................................................................	3,345	0.74	0.72
Polish Zloty ...................................................................................................................................................................................	(3,849)	0.24	0.26
Swiss Franc....................................................................................................................................................................................	(2,365)	0.98	1.01
All other currencies .........................................................................................................................................................................	(2,859)
Total .......................................................................................................................................................................................	$(98,402)

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	December 29,	December 30,	December 31,
	2018	2017	2016
Comprehensive income attributable to
Henry Schein, Inc. ....................................................................................................................................................	$417,177	$593,273	$409,676
Comprehensive income attributable to
noncontrolling interests .............................................................................................................................................	3,432	1,443	820
Comprehensive income attributable to
Redeemable noncontrolling interests ............................................................................................................................	8,817	59,664	46,108
Comprehensive income .................................................................................................................................................	$429,426	$654,380	$456,604

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

Debt

The fair value of our debt (including bank credit lines) as of December 29, 2018 and December 30, 2017 was estimated at $1,964.3 million and $1,666.1 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, such as interest rates and credit spreads.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 29, 2018 and December 30, 2017:

	December 29, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$12,533	$-	$12,533
Total assets ......................................................................................................................................................................	$-	$12,533	$-	$12,533

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$1,708	$-	$1,708
Total liabilities ..................................................................................................................................................................	$-	$1,708	$-	$1,708

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$312,156	$312,156

	December 30, 2017
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$11,799	$-	$11,799
Total assets ......................................................................................................................................................................	$-	$11,799	$-	$11,799

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$2,089	$-	$2,089
Total liabilities ..................................................................................................................................................................	$-	$2,089	$-	$2,089

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$832,138	$832,138

Note 9 – Business Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On July 1, 2018, we closed on a joint venture with Internet Brands, a provider of web presence and online marketing software, to create a newly formed entity, Henry Schein One, LLC.  The joint venture includes Henry Schein Practice Solutions products and services, as well as Henry Schein’s international dental practice management systems and the dental businesses of Internet Brands.  We own 74% of the joint venture and Internet Brands owns the remaining 26% noncontrolling interest, which is accounted for within stockholders’ equity.   In addition, Internet Brands received a freestanding and separately exercisable right to put their noncontrolling interest to Henry Schein, Inc. for fair value following the fifth anniversary of the effective date of the formation of the joint venture.  Beginning with the second anniversary of the effective date of the formation of the joint venture, Henry Schein One will issue a fixed number of additional interests to Internet Brands through the fifth anniversary of the effective date, thereby increasing Internet Brands’ ownership by approximately 7.6%.  Internet Brands will also be entitled to receive a fixed number of additional interests, in the aggregate up to approximately 1.6% of the joint venture’s ownership, if certain operating targets are met by the joint venture in its fourth, fifth and sixth operating years.  These additional shares are considered contingent consideration that are accounted for within stockholders’ equity; however these shares will not be allocated any net income of Henry Schein One until the shares vest or are earned by Internet Brands.  As a result of the transaction with Internet Brands, we recorded $567.6 million of noncontrolling interest within stockholders’ equity reflecting certain fair value methodology.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Senior management from Henry Schein and Internet Brands serve on the board of Henry Schein One.  The goodwill recorded as part of the acquisition primarily reflects the value of future synergies.  We allocated all of the goodwill to our Technology and value-added services reporting segment.  As of December 29, 2018, the goodwill associated with this transaction is $551.7 million.  None of the goodwill recognized is deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

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

We completed certain other acquisitions during the year ended December 29, 2018, which were immaterial to our financial statements individually and in the aggregate.  As of December 29, 2018, we recorded approximately $15.2 million of goodwill through preliminary purchase price allocations for these acquisitions.  Total acquisition transaction costs incurred in the year ended December 29, 2018 were immaterial to our financial results.

On May 2, 2017, we announced the acquisition of Southern Anesthesia and Surgical, Inc. (SAS), a leading U.S. distributor of anesthesia and surgical supplies to oral surgeons, dental anesthesiologists and periodontists.  SAS had sales in 2016 of approximately $72 million.  As of December 29, 2018, we have recorded $74.2 million of goodwill related to this acquisition.

On August 28, 2017, we announced the acquisition of Merritt Veterinary Supplies, Inc. (Merritt), an independent supplier of animal health products.  Merritt had sales in 2016 of approximately $115 million.  As of December 29, 2018, we have recorded $34.4 million of goodwill related to this acquisition.

We completed certain other acquisitions during the year ended December 30, 2017, which were immaterial to our financial statements individually and in the aggregate.   As of December 29, 2018, we recorded approximately $43.2 million of goodwill through preliminary purchase price allocations for these acquisitions.  Total acquisition transaction costs incurred in the year ended December 30, 2017 were immaterial to our financial results.

On January 12, 2016, we announced that our U.S. animal health business, Henry Schein Animal Health, completed the purchase of an 80.1% interest in Vetstreet, Inc., a leading software as a service (SaaS) provider of marketing solutions and health information analytics to veterinary practices and animal health product manufacturers. Vetstreet had sales in 2015 of approximately $40 million.  As of December 29, 2018, we have recorded $21.4 million of goodwill related to this acquisition.

On February 3, 2016, we announced the completion of the acquisition of RxWorks, Inc., a leading provider of veterinary practice management software primarily to customers in Australia, New Zealand, the United Kingdom, the Netherlands and other countries around the world. The company had sales for the 12 months ended June 30, 2015 of approximately $7 million.  As of December 29, 2018, we have recorded $8.1 million of goodwill related to this acquisition.

On February 5, 2016, we announced that we entered into an agreement to acquire a majority ownership interest in Dental Cremer S.A., a distributor of dental supplies and equipment in Brazil. Headquartered in Blumenau, Brazil, Dental Cremer, which is the dental distribution business of Cremer S.A., had 2015 sales of approximately $70 million.  On December 28, 2016, we completed this transaction.  As of December 29, 2018, we have recorded $63.2 million of goodwill related to this acquisition.

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

We completed certain other acquisitions during the year ended December 31, 2016, which were immaterial to our financial statements individually and in the aggregate.  As of December 29, 2018, we recorded approximately $101.3 million of goodwill through preliminary purchase price allocations for these acquisitions.  Total acquisition transaction costs incurred in the year ended December 31, 2016 were immaterial to our financial results.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 10 – Plans of Restructuring

On July 9, 2018, we committed to an initiative to rationalize our operations and provide expense efficiencies. These actions will allow us to execute on our plan to reduce our cost structure and fund new initiatives that are expected to drive future growth under our 2018 to 2020 strategic plan.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The total 2018 costs associated with the actions to complete this restructuring were previously expected to be in the range of $45 million to $55 million, however, additional cost savings opportunities were identified in the fourth quarter of 2018 resulting in a charge of $35.4 million, which increased our full year 2018 restructuring charges to $62.9 million, consisting primarily of severance costs.

We plan to continue restructuring activities in the first half of 2019 and expect to incur additional restructuring costs related to these activities during Q1 and Q2 2019.  At this time we are identifying specific opportunities and cannot reasonably estimate the amount of additional restructuring costs in 2019.

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

The following table shows the amounts expensed and paid for restructuring costs that were incurred during our 2018, 2017 and 2016 fiscal years and the remaining accrued balance of restructuring costs as of December 29, 2018, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 26, 2015 ..................................................................................................................................................	$9,103	$2,151	$811	$12,065
Provision .............................................................................................................................................................................	40,728	3,587	1,576	45,891
Payments and other adjustments ............................................................................................................................................	(27,477)	(3,284)	(1,492)	(32,253)
Balance, December 31, 2016 ..................................................................................................................................................	$22,354	$2,454	$895	$25,703
Provision .............................................................................................................................................................................	-	-	-	-
Payments and other adjustments ............................................................................................................................................	(19,136)	(1,139)	(871)	(21,146)
Balance, December 30, 2017 ..................................................................................................................................................	$3,218	$1,315	$24	$4,557
Provision .............................................................................................................................................................................	58,154	3,607	1,151	62,912
Payments and other adjustments ............................................................................................................................................	(30,649)	(3,167)	(1,017)	(34,833)
Balance, December 29, 2018 ..................................................................................................................................................	$30,723	$1,755	$158	$32,636

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during our 2018, 2017 and 2016 fiscal years and the remaining accrued balance of restructuring costs as of December 29, 2018:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 26, 2015 ..................................................................................................................................................	$12,062	$3	$12,065
Provision .............................................................................................................................................................................	44,082	1,809	45,891
Payments and other adjustments ............................................................................................................................................	(30,906)	(1,347)	(32,253)
Balance, December 31, 2016 ..................................................................................................................................................	$25,238	$465	$25,703
Provision .............................................................................................................................................................................	-	-	-
Payments and other adjustments ............................................................................................................................................	(20,681)	(465)	(21,146)
Balance, December 30, 2017 ..................................................................................................................................................	$4,557	$-	$4,557
Provision .............................................................................................................................................................................	59,126	3,786	62,912
Payments and other adjustments ............................................................................................................................................	(32,483)	(2,350)	(34,833)
Balance, December 29, 2018 ..................................................................................................................................................	$31,200	$1,436	$32,636

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Years Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Basic ........................................................................................................................................................................................	152,656	156,787	161,641
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units .................................................................................................................	1,051	1,421	2,082
Diluted ..................................................................................................................................................................................	153,707	158,208	163,723

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 12 – Income Taxes

Income before taxes and equity in earnings of affiliates was as follows:

	Years ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Domestic .......................................................................................................................................................................................	$505,877	$649,657	$625,792
Foreign ..........................................................................................................................................................................................	189,471	173,191	130,043
Total .......................................................................................................................................................................................	$695,348	$822,848	$755,835

The provisions for income taxes were as follows:

	Years ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Current income tax expense:
U.S. Federal ...........................................................................................................................................................................	$93,209	$283,417	$185,438
State and local .......................................................................................................................................................................	35,197	28,520	28,229
Foreign ..................................................................................................................................................................................	68,299	50,084	41,357
Total current ......................................................................................................................................................................	196,705	362,021	255,024

Deferred income tax expense (benefit):
U.S. Federal ...........................................................................................................................................................................	(9,331)	13,686	(18,090)
State and local .......................................................................................................................................................................	(4,625)	856	(4,809)
Foreign ..................................................................................................................................................................................	(27,257)	(14,057)	(14,167)
Total deferred ....................................................................................................................................................................	(41,213)	485	(37,066)
Total provision ...............................................................................................................................................................	$155,492	$362,506	$217,958

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:

	Years Ended
	December 29,	December 30,
	2018	2017

Deferred income tax asset:
Investment in partnerships...................................................................................................................................................	$76,232	$22,600
Net operating losses and other carryforwards...........................................................................................................................	44,630	48,711
Inventory, premium coupon redemptions and accounts receivable
valuation allowances ..................................................................................................................................................	25,270	23,715
Stock-based compensation ..................................................................................................................................................	18,473	22,525
Uniform capitalization adjustment to inventories.....................................................................................................................	8,189	6,591
Other asset ........................................................................................................................................................................	38,514	13,669
Total deferred income tax asset ............................................................................................................................................	211,308	137,811
Valuation allowance for deferred tax assets (1) ...................................................................................................................	(23,535)	(31,223)
Net deferred income tax asset...............................................................................................................................................	187,773	106,588
Deferred income tax liability
Intangibles amortization......................................................................................................................................................	(122,805)	(132,280)
Property and equipment.......................................................................................................................................................	(13,296)	(13,777)
Total deferred tax liability....................................................................................................................................................	(136,101)	(146,057)
Net deferred income tax asset (liability) (2).....................................................................................................................................	$51,672	$(39,469)

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

The table above has been revised for presentational purposes to separately present total deferred tax assets and total deferred tax liabilities.

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

As of December 29, 2018, we had foreign net operating loss carryforwards of $2.4 million, which can be utilized against future foreign income through December 31, 2026.  Additionally, as of December 29, 2018, there were foreign net operating loss carryforwards of $135.9 million that have an indefinite life.  As of December 29, 2018, the company had post-apportionment state net operating loss carryforwards of $16.9 million, which can be

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

utilized against future state income through December 31, 2038.  Additionally, as of December 29, 2018, there were post-apportionment state operating loss carryforwards of $12.5 million that have an indefinite life.

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Income tax provision at federal statutory rate ................................................................................................................................	$146,023	$287,996	$264,542
State income tax provision, net of federal income tax effect .............................................................................................................	16,271	12,457	11,236
Foreign income tax provision .......................................................................................................................................................	(420)	(24,433)	(18,036)
Pass through noncontrolling interest ..............................................................................................................................................	(4,595)	(11,623)	(13,083)
Valuation allowance ..................................................................................................................................................................	2,037	1,008	1,472
Unrecognized tax benefits and audit settlements..............................................................................................................................	4,166	3,899	3,066
Interest expense related to loans ...................................................................................................................................................	(11,925)	(18,717)	(21,737)
Excess tax benefits related to stock compensation ...........................................................................................................................	(837)	(17,387)	-
Transition tax on deemed repatriation of foreign earnings .................................................................................................................	(10,000)	140,000	-
Revaluation of deferred tax assets and liabilities .............................................................................................................................	(1,676)	2,953	-
Tax on global intangible low-taxed income ("GILTI").......................................................................................................................	7,455	-	-
Transaction costs related to Animal Health spin-off.........................................................................................................................	7,325	-	-
Tax benefit related to legal entity reorganization outside the U.S.........................................................................................................	(13,852)	-	-
Tax charge related to reorganization of legal entities related ..............................................................................................................
to forming Henry Schein One ..................................................................................................................................................	3,914	-	-
Tax charge related to reorganization of legal entities completed..........................................................................................................
in preparation for the Animal Health spin-off.............................................................................................................................	3,135	-	-
Other .......................................................................................................................................................................................	8,471	(13,647)	(9,502)
Total income tax provision .................................................................................................................................................	$155,492	$362,506	$217,958

For the year ended December 29, 2018, our effective tax rate was 22.4% compared to 44.1% for the prior year period.  In 2018, our effective tax rate was primarily impacted by a reduction in the estimate of our transition tax associated with the Tax Cuts and Jobs Act (“the Tax Act”), tax charges and credits associated with legal entity reorganizations outside the U.S., and state and foreign income taxes and interest expense.  In 2017, our effective tax rate was primarily impacted by the Tax Act, the adoption of ASU 2016-09, as well as state and foreign income taxes and interest expense.

On December 22, 2017, the U.S. government passed the Tax Act.  The Tax Act is comprehensive tax legislation that implemented complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21%, modification of accelerated depreciation, the repeal of the domestic manufacturing deduction and changes to the limitations of the deductibility of interest.  Additionally, the Tax Act moved from a global tax regime to a modified territorial regime, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S.  The transition tax is payable over eight years.  The Tax Act also included provisions to tax global intangible low-taxed income (“GILTI”), a beneficial tax rate foreign Derived Intangible Income (“FDII”), a base erosion and anti-abuse tax (“BEAT”) that imposes tax on certain foreign related-party payments, and IRC Section 163(j) interest limitation (Interest Limitation).  We became subject to the GILTI, FDII, BEAT and Interest Limitation provisions effective January 1, 2018.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.  Under Topic 740, we estimated the impact of each provision of the Tax Act on our effective tax and recorded a current tax expense for the GILTI provision of $7.5 million in our effective tax rate for the year ended December 29, 2018.  For the BEAT, FDII and Interest Limitation computations, we have not recorded an estimate in our effective tax rate for the year ended December 29, 2018 because we have concluded that these provisions of the Tax Act will not apply to us in 2018.

Due to the complexities of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allowed the company to record a provisional amount for any income tax effects of the Tax Act in accordance with ASC 740, to the extent that a reasonable estimate can be made, in its 2017 financial statements.  SAB 118 allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.   In the fourth quarter of 2017, we recorded provisional amounts for any items that could be reasonably estimated at the time.  This included the one-time transition tax that we estimated to be $140.0 million and a net deferred tax expense of $3.0 million attributable to the revaluation of deferred tax assets and liabilities due to the lower enacted federal income tax rate of 21%.  Within our consolidated balance sheets, $27.4 million was included in “Accrued taxes” and $112.6 million was included in “Other liabilities”.  In the aggregate, for the quarter ended December 30, 2017, these Tax Act modifications resulted in a one-time tax expense of approximately $143.0million.  Absent the effects of the transition tax and the revaluation of deferred tax assets and liabilities, our effective tax rate for the year ended December 30, 2017 would have been 26.7% as compared to our actual effective tax rate of 44.1%.

For the year ended December 29, 2018 we have recorded a net $10.0 million reduction to the one-time transition tax and an additional $1.7 million net deferred tax benefit from the revaluation of deferred tax assets and liabilities to reflect the new tax rate.  Within our consolidated balance sheets, $9.9 million is included in “Accrued taxes” and $104.2 million is included in “Other liabilities” for the transition tax.  The changes were a result of additional analysis, changes in interpretation and assumptions, as well as additional regulatory guidance that was issued.  As of December 22, 2018, the Company has completed its analysis of the impact of the Tax Act in accordance with SAB 118 and the amounts are now considered final.

During 2016, the effective tax rate was affected by a federal tax audit settlement, which reduced our income tax expense by approximately $4.5 million which is included in the unrecognized tax benefits amount above.

Due to the one-time transition tax and the imposition of the GILTI provisions, all previously unremitted earnings will no longer be subject to U.S. federal income tax; however, there could be U.S. state and/or foreign withholding taxes upon distribution of such unremitted earnings.  Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our consolidated balance sheets as of December 29, 2018 was approximately $100.0 million, of which $86.1 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes and included in “Other liabilities”, were approximately $16.4 million and $0, respectively, as of December 29, 2018.

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2008 and forward for certain states and certain foreign jurisdictions.  In December 2014, the IRS issued a Statutory Notice of Deficiency for 2009, 2010 and 2011.  During the quarter ended March 28, 2015, we filed our petition to the U.S. Tax Court disputing the adjustments proposed by the IRS.  During the quarter ended June 27, 2015, we were notified by the IRS that our protest was transferred to the Appellate Divisions (Appeals Section) of the IRS.  During the quarter ended March 26, 2016, we filed our protest with the Appellate Division. The opening appeals conference was held on June 8, 2016 and a proposed settlement was reached.  On July 13, 2016, a joint status report was filed with the Tax Court indicating a basis for settlement had been reached on all of the issues in this case.  On October 7, 2016 an executed decision document was signed by the Internal Revenue Service’s Special Trial Attorney and submitted to the Tax Court finalizing the Appeals decision.  Additionally, during the quarter ended December 31, 2016 we filed a Mutual Agreement Procedure request with the IRS for assistance from the U.S. Competent Authority for an open Transfer Pricing issue which resulted in a partial settlement during the quarter ended December 30, 2017.  We received a 30 Day Letter from the IRS during the quarter ended April 1, 2017 for the remaining open audit issues for the years 2012 and 2013.  We filed a Protest with the Appellate Division regarding these issues during the second quarter of 2017.  We had an initial Appeals Conference during the third quarter of 2018, of which we are awaiting a final settlement.  During the quarter ended December 29, 2018, we submitted the first draft of our proposed Advanced Pricing Agreement covering tax years 2014-2024 to the IRS in which Henry Schein, Inc. and the IRS would agree on an appropriate transfer pricing methodology.  We do not expect this to have a material effect on our consolidated financial position, liquidity or the results of operations.

The following table provides a reconciliation of unrecognized tax benefits excluding the effects of deferred taxes, interest and penalties:

	December 29,	December 30,	December 31,
	2018	2017	2016
Balance, beginning of period ................................................................................................................................	$90,900	$90,400	$77,600
Additions based on current year tax positions ..........................................................................................................	5,000	8,500	7,300
Additions based on prior year tax positions .............................................................................................................	11,600	6,100	20,400
Reductions based on prior year tax positions ...........................................................................................................	(1,700)	(800)	(900)
Reductions resulting from settlements with taxing authorities .....................................................................................	(1,900)	(10,500)	(9,700)
Reductions resulting from lapse in statutes of limitations ...........................................................................................	(20,400)	(2,800)	(4,300)
Balance, end of period ........................................................................................................................................	$83,500	$90,900	$90,400

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

With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of health care professionals and geographic areas.  No single customer accounted for more than 1% of our net sales in 2018 or 2017.  With respect to our sources of supply, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 32% and 6%, respectively, of our aggregate purchases in 2018 and approximately 34% and 5%, respectively, of our aggregate purchases in 2017.

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

Note 14 –  Derivatives and Hedging Activities

We are exposed to market risks as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to credit risk of the derivative counterparties.  We attempt to minimize these risks by primarily using foreign currency forward contracts and by maintaining counter-party credit limits.  These hedging activities provide only limited protection against currency exchange and credit risks.  Factors that could influence the effectiveness of our hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets.  All foreign currency forward contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure.  We do not enter into such contracts for speculative purposes and we manage our credit risks by diversifying our counterparties, maintaining a strong balance sheet and having multiple sources of capital.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 15 – Revenue from Contracts with Customers

Revenue (Net sales) is recognized in accordance with the policies discussed in Note 1 – Significant Accounting Policies.

Disaggregation of Net sales

The following table disaggregates our Net sales by reportable segment and geographic area:

	Year Ended
	December 29, 2018
	North America	International	Global
Net sales:
Health care distribution.................................................................................................................................................................
Dental .....................................................................................................................................................................................	$3,867,118	$2,481,827	$6,348,945
Animal health ...........................................................................................................................................................................	1,865,316	1,817,323	3,682,639
Medical ...................................................................................................................................................................................	2,581,696	79,470	2,661,166
Total health care distribution.....................................................................................................................................................	8,314,130	4,378,620	12,692,750
Technology and value-added services..............................................................................................................................................	426,653	82,592	509,245
Total .......................................................................................................................................................................................	$8,740,783	$4,461,212	$13,201,995

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 16 – Segment and Geographic Data

We conduct our business through two reportable segments: (i) health care distribution and (ii) technology and value-added services.  These segments offer different products and services to the same customer base.

The health care distribution reportable segment aggregates our global dental, animal health and medical operating segments.  This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.  Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global dental, animal health and medical groups serve practitioners in 31 countries worldwide.

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

The following tables present information about our reportable and operating segments:

		Years Ended
		December 29,	December 30,	December 31,
		2018	2017	2016
Net Sales:
	Health care distribution (1):
	Dental .....................................................................................................................................................................................	$6,348,945	$6,048,813	$5,555,299
	Animal health ...........................................................................................................................................................................	3,682,639	3,476,635	3,253,095
	Medical ...................................................................................................................................................................................	2,661,166	2,497,994	2,337,661
	Total health care distribution ...................................................................................................................................................	12,692,750	12,023,442	11,146,055
	Technology and value-added services (2)............................................................................................................................................	509,245	438,101	425,613
	Total .......................................................................................................................................................................................	$13,201,995	$12,461,543	$11,571,668

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Table of Contents	Years ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Operating Income:
Health care distribution ....................................................................................................................................................................	$618,788	$728,520	$652,106
Technology and value-added services .................................................................................................................................................	134,264	130,849	119,468
Total .......................................................................................................................................................................................	$753,052	$859,369	$771,574

Income before taxes and equity in earnings of affiliates:
Health care distribution ....................................................................................................................................................................	$563,006	$696,453	$640,184
Technology and value-added services .................................................................................................................................................	132,342	126,395	115,651
Total .......................................................................................................................................................................................	$695,348	$822,848	$755,835

Depreciation and Amortization:
Health care distribution ....................................................................................................................................................................	$179,760	$168,186	$146,276
Technology and value-added services .................................................................................................................................................	27,800	24,886	23,504
Total .......................................................................................................................................................................................	$207,560	$193,072	$169,780

Income Tax Expense:
Health care distribution ....................................................................................................................................................................	$101,179	$325,302	$185,571
Technology and value-added services .................................................................................................................................................	54,313	37,204	32,387
Total .......................................................................................................................................................................................	$155,492	$362,506	$217,958

Interest Income:
Health care distribution ....................................................................................................................................................................	$20,849	$17,318	$13,086
Technology and value-added services .................................................................................................................................................	387	235	189
Total .......................................................................................................................................................................................	$21,236	$17,553	$13,275

Interest Expense:
Health care distribution ....................................................................................................................................................................	$78,769	$53,607	$31,845
Technology and value-added services .................................................................................................................................................	17	47	48
Total .......................................................................................................................................................................................	$78,786	$53,654	$31,893

Purchases of Fixed Assets:
Health care distribution ....................................................................................................................................................................	$87,131	$76,449	$66,611
Technology and value-added services .................................................................................................................................................	3,506	5,052	3,568
Total .......................................................................................................................................................................................	$90,637	$81,501	$70,179
	As of
	December 29,	December 30,	December 31,
	2018	2017	2016
Total Assets:
Health care distribution ....................................................................................................................................................................	$7,375,723	$7,399,718	$6,377,253
Technology and value-added services .................................................................................................................................................	1,124,804	464,277	434,510
Total .......................................................................................................................................................................................	$8,500,527	$7,863,995	$6,811,763

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The following table presents information about our operations by geographic area as of and for the three years ended December 29, 2018.  Net sales by geographic area are based on the respective locations of our subsidiaries.  No country, except for the United States, generated net sales greater than 10% of consolidated net sales.  There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2018		2017		2016
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States ............................................................................................................................................................................	$8,348,398	$2,522,477	$7,904,698	$2,000,624	$7,536,897	$1,803,689
Other .......................................................................................................................................................................................	4,853,597	1,264,459	4,556,845	1,345,349	4,034,771	1,171,137
Consolidated total ................................................................................................................................................................	$13,201,995	$3,786,936	$12,461,543	$3,345,973	$11,571,668	$2,974,826

Note 17 – Employee Benefit Plans

Stock-based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $36.2 million ($28.1 million after-tax), $42.3 million ($23.7 million after-tax) and $58.2 million ($41.4 million after-tax) for the years ended December 29, 2018, December 30, 2017 and December 31, 2016.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.  In the accompanying consolidated statements of cash flows, there were no benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the years ended December 29, 2018 and December 30, 2017 and $0.5 million of such benefits for the year ended December 31, 2016.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2013 Stock Incentive Plan, as amended, and our 2015 Non-Employee Director Stock Incentive Plan (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock/units.  Since March 2009, equity-based awards have been granted solely in the form of restricted stock/units, with the exception of providing stock options to employees pursuant to certain pre-existing contractual obligations.  As of December 29, 2018, there were 62,459 shares authorized and 6,262 shares available to be granted under the 2013 Stock Incentive Plan and 1,800 shares authorized and 256 shares available to be granted under the 2015 Non-Employee Director Stock Incentive Plan.

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

Stock-based compensation grants for the three years ended December 29, 2018 primarily consisted of restricted stock/unit grants.  Certain stock-based compensation granted may require us to settle in the form of a cash payment.  During the year ended December 29, 2018, we recorded a liability of $0.8 million relating to the grant date fair value of stock-based compensation to be settled in cash.  The weighted-average grant date fair value of stock-based awards granted before forfeitures was $71.38, $85.43 and $83.90 per share during the years ended December 29, 2018, December 30, 2017 and December 31, 2016.

Total unrecognized compensation cost related to non-vested awards as of December 29, 2018 was $77.9 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

A summary of the stock option activity under the Plans is presented below:

	Years Ended
	December 29,		December 30,		December 31,
	2018		2017		2016

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year ..............................................................................................................................................	155	$29.65	353	$28.59	769	$28.00
Granted ................................................................................................................................................................................	-	-	-	-	-	-
Exercised ..............................................................................................................................................................................	(153)	29.81	(198)	27.76	(416)	27.49
Forfeited ..............................................................................................................................................................................	-	-	-	-	-	-
Outstanding at end of year ......................................................................................................................................................	2	$17.22	155	$29.65	353	$28.59

Options exercisable at end of year .............................................................................................................................................	2	$17.22	155	$29.65	353	$28.59

During the years ended December 29, 2018, December 30, 2017 and December 31, 2016, we did not grant any stock options.

The following table represents the intrinsic values of:

	As of
	December 29,	December 30,	December 31,
	2018	2017	2016
Stock options outstanding ................................................................................................................................	$121	$6,256	$16,681
Stock options exercisable .................................................................................................................................	121	6,256	16,681

The total cash received as a result of stock option exercises for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was approximately $3.1 million, $5.3 million and $11.4 million.  In connection with these exercises, we did not realize any tax benefits for the years ended December 29, 2018 and December 30, 2017.  During the year ended December 31, 2016 the tax benefit that we realized was $23.4 million.  We settle employee stock option exercises with newly issued common shares.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The total intrinsic value per share of restricted stock/units that vested was $76.48, $83.16 and $81.86 during the years ended December 29, 2018, December 30, 2017 and December 31, 2016.  The following table summarizes the status of our non-vested restricted stock/units for the year ended December 29, 2018:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period ........................................................................................................................................................	1,233	$70.28
Granted ...........................................................................................................................................................................................	367	66.00
Vested .............................................................................................................................................................................................	(312)	62.98
Forfeited ..........................................................................................................................................................................................	(88)	77.67
Outstanding at end of period ................................................................................................................................................................	1,200	$70.33	$77.92
	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period ........................................................................................................................................................	1,226	$60.81
Granted ...........................................................................................................................................................................................	200	72.16
Vested .............................................................................................................................................................................................	(426)	71.33
Forfeited ..........................................................................................................................................................................................	(80)	77.27
Outstanding at end of period ................................................................................................................................................................	920	$50.86	$77.92
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

Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options.  Matching contributions and administrative expenses related to these plans charged to operations during the years ended December 29, 2018, December 30, 2017 and December 31, 2016 amounted to $35.0 million, $39.0 million and $33.9 million, respectively.

Supplemental Executive Retirement Plan

We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees.  This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit.  Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan.  The amounts charged (credited) to operations during the years ended December 29, 2018, December 30, 2017 and December 31, 2016 amounted to $(0.4) million, $0.6 million and $0.3 million, respectively.

Deferred Compensation Plan

During 2011, we began to offer a deferred compensation plan to a select group of management or highly compensated employees of the Company and certain subsidiaries. This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees.  The amounts charged to operations during

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

the years ended December 29, 2018, December 30, 2017 and December 31, 2016 were approximately $2.3 million, $5.0 million and $1.7 million, respectively.

Note 18 – Commitments and Contingencies

Operating Leases

We lease facilities and equipment under non-cancelable operating leases expiring through 2033.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum annual rental payments under our non-cancelable operating leases as of December 29, 2018 were:

2019 ........................................................................................................................................................................................	$78,940
2020 ........................................................................................................................................................................................	61,605
2021 ........................................................................................................................................................................................	44,574
2022 ........................................................................................................................................................................................	31,501
2023 ........................................................................................................................................................................................	23,365
Thereafter ................................................................................................................................................................................	68,373
Total minimum operating lease payments ................................................................................................................................	$308,358

Total rental expense for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $91.1 million, $84.8 million and $79.6 million, respectively.

Capital Leases

We lease certain equipment under capital leases.  Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 29, 2018 were:

2019 ........................................................................................................................................................................................	$1,695
2020 ........................................................................................................................................................................................	1,134
2021 ........................................................................................................................................................................................	710
2022 ........................................................................................................................................................................................	313
2023 ........................................................................................................................................................................................	291
Thereafter ................................................................................................................................................................................	1,430
Total minimum capital lease payments ..........................................................................................................................................	5,573
Less: Amount representing interest at 0.07% to 19.79%	(425)
Total present value of minimum capital lease payments............................................................................................................	$5,148

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Purchase Commitments

In our health care distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution.  Future minimum annual payments for inventory purchase commitments as of December 29, 2018 were:

2019 ........................................................................................................................................................................................	$499,346
2020 ........................................................................................................................................................................................	215,445
2021 ........................................................................................................................................................................................	230,967
2022 ........................................................................................................................................................................................	124,465
2023 ........................................................................................................................................................................................	446
Thereafter ................................................................................................................................................................................	-
Total minimum inventory purchase commitment payments.......................................................................................................	$1,070,669

Employment, Consulting and Non-Compete Agreements

We have definite-lived employment, consulting and non-compete agreements that have varying base aggregate annual payments for the years 2019 through 2023 and thereafter of approximately $16.6 million, $1.8 million, $0.8 million, $0.1 million and $0.0 million. We also have lifetime consulting agreements that provide for current compensation of $0.5 million per year, increasing $25 every fifth year with the next increase in 2022.  In addition, some agreements have provisions for additional incentives and compensation.

Litigation

Beginning in January 2016, purported class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”) and Henry Schein, Inc. Although there were factual and legal variations among these complaints, each of these complaints alleges, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors.  On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes.  On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB.  In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. (“Burkhart”) not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a classwide basis.  Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco, Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016.  As a result, we recorded a charge of $38.5 million in our third quarter 2018 results.

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

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay.  On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration.  On June 10, 2013, Archer moved for reconsideration before the District Court judge.  On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay.  Defendants appealed the District Court’s order.  On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration.  On February 12, 2018, defendants filed an Application for Stay of Proceedings in the District Court in the Supreme Court of the United States, seeking to stay proceedings in the District Court pending a decision on defendants’ forthcoming petition for writ of certiorari.  On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari. On October 29, 2018, the Supreme Court heard oral arguments.  On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings consistent with the Supreme Court’s opinion.  We intend to defend ourselves vigorously against this action.

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

On May 3, 2018, a purported class action complaint, Marion Diagnostic Center, LLC, et al. v. Becton, Dickinson, and Co., et al., Case No. 3:18-cv-010509, was filed in the U.S. District Court for the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Premier, Inc. (“Premier”), Vizient, Inc. (“Vizient”), Cardinal Health, Inc. (“Cardinal”), Owens & Minor Inc. (“O&M”), Henry Schein, Inc., and Unnamed Becton Distributor Co-Conspirators.  The complaint alleges that the defendants entered into a vertical conspiracy to force healthcare providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and inflate the prices of certain Becton products to above-competitive levels.  The named plaintiffs seek to represent three separate classes consisting of all healthcare providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Premier, Vizient, Cardinal, O&M or Henry Schein on or after May 3, 2014.  The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, treble damages, reasonable attorneys’ fees and costs and expenses, and pre-judgment and post-judgment interest.  On June 15, 2018, an amended complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as an additional defendant.  On November 30, 2018, the District Court granted defendants’ motion to dismiss and entered a final judgment, dismissing plaintiffs’ complaint with prejudice.  On December 27,

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

2018, plaintiffs appealed the District Court’s decision to the Seventh Circuit Court of Appeals.  We intend to defend ourselves vigorously against this action.

On May 29, 2018, an amended complaint was filed in the MultiDistrict Litigation (“MDL”) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) in an action entitled The County of Summit, Ohio et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45090-DAP (“County of  Summit Action”), in the U.S. District Court for the Northern District of Ohio, adding Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others as defendants.  Plaintiffs allege that manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc. and Henry Schein Medical Systems, Inc.) reaped financial rewards by refusing or otherwise failing to monitor appropriately and restrict the improper distribution of those drugs.  Plaintiffs assert the following claims for relief against Henry Schein, Inc. and Henry Schein Medical Systems, Inc.: statutory public nuisance; common law absolute public nuisance; negligence; injury through criminal acts (R.C. 2307.60); unjust enrichment; and civil conspiracy.   This case has been designated “Track 1” and is currently set for trial on October 21, 2019.  We intend to defend ourselves vigorously against this action.

In addition to the Summit County Action, Henry Schein and/or one or more of its affiliated companies have currently been named as a defendant in twenty-one (21) additional lawsuits, which allege claims similar to those alleged in the Summit County Action.  None of these other cases have been set for trial.  These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL.   Sales of opioids in North America from October 2017 through October 2018 were less than 1% of all North American sales.  We intend to defend ourselves vigorously against these actions.

On October 9, 2018, a purported class action complaint entitled Kramer v. Henry Schein, Inc., Patterson Co., Inc., Benco Dental Supply Co., and Unnamed Co-Conspirators, was filed in the U.S. District Court for the Northern District of California.  The complaint alleges that members of the proposed class, comprised of purchasers of dental services from dental practices in California, suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Henry Schein, Patterson and Benco.  The complaint alleges that the alleged conspiracy overcharged California dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the California class purchasing dental services.  Subject to certain exclusions, the complaint defines the class as “all persons residing in California purchasing and/or reimbursing for dental services from California dental practices on or after August 31, 2012.” The complaint alleges violations of California antitrust laws, including the Cartwright Act (Cal. Bus. and Prof. Code § 16720) and the Unfair Competition Act (Cal. Bus. and Prof. Code § 17200), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest.  On December 7, 2018, an amended complaint was filed asserting the same claims against the same parties.  We intend to defend ourselves vigorously against this action.

On January 29, 2019, a purported class action complaint was filed by R. Lawrence Hatchett, M.D. against Henry Schein, Inc., Patterson Co., Inc., Benco Dental Supply Co., and unnamed co-conspirators in the U.S. District Court for the Southern District of Illinois.  The complaint alleges that members of the proposed class suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Henry Schein, Patterson and Benco. The complaint alleges that the alleged conspiracy overcharged Illinois dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the class.  Subject to certain exclusions, the complaint defines the class as “all persons residing in Illinois purchasing and/or reimbursing for dental care provided by independent Illinois dental practices purchasing dental supplies from the defendants, or purchasing from buying groups purchasing these supplies from the defendants, on or after January 29, 2015.”  The complaint alleges violations of the Illinois Antitrust Act, 740 Ill. Comp. Stat. §§ 10/3(2), 10/7(2), and seeks a permanent injunction, actual

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest.  We intend to defend ourselves vigorously against this action.

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

As of December 29, 2018, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 19 – Quarterly Information (Unaudited)

The following tables present certain quarterly financial data:

	Quarters ended
	March 31,	June 30,	September 29,	December 29,
	2018 (1)	2018 (1)	2018 (1)	2018 (1)
Net sales .......................................................................................................................................................................................	$3,220,439	$3,326,676	$3,279,678	$3,375,202
Gross profit ....................................................................................................................................................................................	895,592	901,072	888,560	909,860
Litigation settlements.......................................................................................................................................................................	-	-	38,488	-
Transaction costs related to Animal Health spin-off...............................................................................................................................	3,777	7,611	7,282	20,086
Restructuring costs ..........................................................................................................................................................................	3,762	14,896	8,853	35,401
Operating income ...........................................................................................................................................................................	206,142	201,349	165,926	179,635
Net income ....................................................................................................................................................................................	148,631	147,509	126,976	139,010

Amounts attributable to
Henry Schein, Inc.:
Net income.....................................................................................................................................................................................	140,218	141,212	121,478	132,973

Earnings per share attributable to
Henry Schein, Inc.:

Basic .......................................................................................................................................................................................	$0.92	$0.92	$0.80	$0.88
Diluted ....................................................................................................................................................................................	0.91	0.92	0.79	0.87
	Quarters ended
	April 1,	July 1,	September 30,	December 30,
	2017 (2)	2017 (2)	2017 (2)	2017 (2)
Net sales .......................................................................................................................................................................................	$2,922,948	$3,059,458	$3,161,083	$3,318,054
Gross profit ....................................................................................................................................................................................	822,920	839,173	836,054	900,956
Litigation settlement........................................................................................................................................................................	-	5,325	-	-
Operating income ...........................................................................................................................................................................	193,968	210,662	213,548	241,191
Net income ....................................................................................................................................................................................	150,253	149,582	150,948	8,510

Amounts attributable to
Henry Schein, Inc.:
Net income (loss).............................................................................................................................................................................	140,748	136,055	138,031	(8,535)

Earnings (loss) per share attributable to
Henry Schein, Inc.:

Basic .......................................................................................................................................................................................	$0.89	$0.86	$0.88	$(0.06)
Diluted ....................................................................................................................................................................................	0.88	0.86	0.87	(0.06)

(1)	See Note 10 - "Plans of Restructuring" for details of the restructuring costs incurred during the fiscal year of 2018.

(2)	See Item 5 - "Purchases of Equity Securities by the Issuer" for details of the 2-for-1 split of our common stock, during the third quarter of 2017.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 20 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Years ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Interest .................................................................................................................................................................................	$72,310	$49,311	$29,391
Income taxes .........................................................................................................................................................................	248,245	221,832	205,196

There was approximately $0.0 million, $0.4 million and $63.8 million of debt assumed as a part of the acquisitions for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.  Debt assumed during the year ended December 31, 2016 primarily relates to the acquisitions of Dental Cremer S.A. and Dental Speed Graph.

For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, we had $1.0 million, $(1.5) million and $(1.0) million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively. During the years ended December 29, 2018 and December 30, 2017, as part of business acquisitions, we increased our ownerships in subsidiaries through non-cash transactions of $1.4 million and $17.6 million, respectively.

During the third quarter of 2018, we closed on a joint venture with Internet Brands to create a newly formed entity, Henry Schein One, LLC, through a non-cash transaction resulting in an initial estimate of approximately $385 million of noncontrolling interest representing Internet Brands’ current 26% minority interest and an initial estimate of $182.6 million of deferred additional ownership interests of Internet Brands in Henry Schein One, representing up to an additional 9.2% ownership interests, a portion of which is contingent upon the achievement of certain operating targets (See Note 9).

Note 21 – Subsequent Event

On February 7, 2019 (the “Distribution Date”), we completed the previously announced separation (the “Separation”) and subsequent merger of our animal health business (the “Henry Schein Animal Health Business”) with Direct Vet Marketing, Inc. (d/b/a Vets First Choice, “Vets First Choice”) (the “Merger”).  This was accomplished by a series of transactions among us, Vets First Choice, Covetrus, Inc. (f/k/a HS Spinco, Inc. “Covetrus”), a wholly owned subsidiary of ours prior to the Distribution Date, and HS Merger Sub, Inc., a wholly owned subsidiary of Covetrus (“Merger Sub”).  In connection with the Separation, we contributed, assigned and transferred to Covetrus certain applicable assets, liabilities and capital stock or other ownership interests relating to the Henry Schein Animal Health Business.  On the Distribution Date, we received a tax-free distribution of $1,120.0 million from Covetrus pursuant to certain debt financing incurred by Covetrus.  On the Distribution Date and prior to the Distribution, Covetrus issued shares of Covetrus common stock to certain institutional accredited investors (the “Share Sale Investors”) for $361.1 million (the “Share Sale”).  The proceeds of the Share Sale were paid to Covetrus and distributed to us.  Subsequent to the Share Sale, we distributed, on a pro rata basis, all of the shares of the common stock of Covetrus held by us to our stockholders of record as of the close of business on January 17, 2019 (the “Animal Health Spin-off”).  After the Share Sale and Animal Health Spin-off, Merger Sub consummated the Merger whereby it merged with and into Vets First Choice, with Vets First Choice surviving the Merger as a wholly owned subsidiary of Covetrus.  Immediately following the consummation of the Merger, on a fully diluted basis, (i) approximately 63% of the shares of Covetrus common stock were (a) owned by our stockholders and the Share Sale Investors, and (b) in respect of certain equity awards held by certain employees of the Henry Schein Animal Health Business, and (ii) approximately 37% of the shares of Covetrus common stock were (a) owned by stockholders of Vets First Choice immediately prior to the Merger, and (b) in respect of certain

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

equity awards held by certain employees of Vets First Choice.  After the Separation and the Merger, we no longer beneficially owned any shares of Covetrus common stock and, following the Distribution Date, will not consolidate the financial results of Covetrus for the purpose of our financial reporting.  Following the Separation and the Merger, Covetrus was an independent, publicly traded company on the Nasdaq Global Select Market.

Effective first quarter 2019, we will report the historical earnings of the Henry Schein Animal Health Business as a discontinued operation.  The Company estimates that on a continuing operations basis, its 2018 revenues were $9.4 billion and its 2018 net income was $430.7 million.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 29, 2018 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of acquisitions, continued acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended December 29, 2018, post-acquisition integration related activities continued for our global dental, technology and animal health businesses acquired during prior quarters, representing aggregate annual revenues of approximately $362 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition.

Also, during the quarter ended December 29, 2018, post-implementation systems improvement activities continued for a new equipment system implemented during prior quarters for our U.S. dental business representing approximate aggregate annual revenues of $453 million.

All acquisitions integrations and systems implementations involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 29, 2018.

The effectiveness of our internal control over financial reporting as of December 29, 2018 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

Stockholders and Board of Directors

Henry Schein, Inc.

Melville, NY

Opinion on Internal Control over Financial Reporting

We have audited Henry Schein Inc.’s (the “Company’s”) internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and schedule and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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

February 20, 2019

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors,” with respect to directors, and the first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees - Audit Committee,” with respect to corporate governance, in each case in our definitive 2019 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2018 Proxy Statement filed pursuant to Regulation 14A on April 12, 2018.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2019 Proxy Statement to be filed pursuant to Regulation 14A.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller.  We make available free of charge through our Internet website, www.henryschein.com, under the “About Henry Schein--Corporate Governance” caption, our Code of Ethics.  We intend to disclose on our Web site any amendment to, or waiver of, a provision of the Code of Ethics.

ITEM 11.  Executive Compensation

The information required by this item is hereby incorporated by reference to the Sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2019 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We maintain several stock incentive plans for the benefit of certain officers, directors and employees.  All active plans have been approved by our stockholders.  Descriptions of these plans appear in the notes to our consolidated financial statements.  The following table summarizes information relating to these plans as of December 29, 2018:

	Number of Common
	Shares to be Issued Upon	Weighted- Average	Number of Common
	Exercise of Outstanding	Exercise Price of	Shares Available for
Plan Category	Options and Rights	Outstanding Options	Future Issuances
Plans Approved by Stockholders ........................................................................................................................................................	2,000	$17.22	6,518,438
Plans Not Approved by Stockholders ..................................................................................................................................................	-	-	-
Total .......................................................................................................................................................................................	2,000	$17.22	6,518,438

The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2019 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and Committees – Independent Directors” in our definitive 2019 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.  Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2019 Proxy Statement to be filed pursuant to Regulation 14A.

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

(b)        Exhibits

2.1           Contribution and Distribution Agreement, dated as of April 20, 2018, by and among us, HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 23, 2018 (film no. 18767875).)*

2.2           Agreement and Plan of Merger, dated as of April 20, 2018, by and among us, HS Spinco, Inc, HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC. (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on April 23, 2018 (film no. 18767875).)*

2.3           Letter Agreement, Amendment No. 1 to Contribution and Distribution Agreement and Amendment No. 1 to Agreement and Plan of Merger, dated as of September 14, 2018, by and among us, HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC.+

2.4           Letter Agreement and Amendment No. 2 to Contribution and Distribution Agreement, dated as of November 30, 2018, by and among us, HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC. +

2.5           Letter Agreement and Amendment No. 3 to Contribution and Distribution Agreement and Amendment No. 2 to Agreement and Plan of Merger, dated as of December 25, 2018, by and among us, HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC.+

2.6           Letter Agreement and Amendment No. 4 to Contribution and Distribution Agreement, dated as of January 15, 2019, by and among us, HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC.+

3.1          Second Amended and Restated Certificate of Incorporation of Henry Schein, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 1, 2018.)

3.2           Second Amended and Restated By-Laws of Henry Schein, Inc. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 1, 2018.)

4.1           Second Amended and Restated Multicurrency Master Note Purchase Agreement dated as of June 29, 2018, by and among us, Metropolitan Life Insurance Company, MetLife Investment Advisors Company, LLC and each MetLife affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on July 2, 2018.)

4.2           Second Amended and Restated Master Note Facility dated as of June 29, 2018, by and among us, NYL Investors  LLC and each New York Life affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 2, 2018.)

4.3           Second Amended and Restated Multicurrency Private Shelf Agreement dated as of June 29, 2018, by and among  us, PGIM, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 2, 2018.)

10.1         Henry Schein, Inc. 1994 Stock Incentive Plan, as amended and restated effective as of March 27, 2007. (Incorporated by reference to Appendix A to our definitive 2007 Proxy Statement on Schedule 14A filed on April 10, 2007.)**

10.2         Amendment Number One to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.3         Amendment Number Two to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 28, 2009. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.4         Amendment Number Three to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of February 23, 2010. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.5         Amendment Number Four to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 18, 2011. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 filed on August 2, 2011.)**

10.6         Amendment Number Five to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 18, 2011. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 filed on August 2, 2011.)**

10.7         Henry Schein, Inc. 2013 Stock Incentive Plan, as amended and restated effective as of May 14, 2013. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.8         Form of 2015 Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.9         Form of 2015 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.10       Form of 2016 Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.11       Form of 2016 Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.12       Form of 2016 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.13       Form of 2016 Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.14        Form of 2017 Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).  (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 filed on May 9, 2017.)**

10.15       Form of 2017 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).  (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 filed on May 9, 2017.)**

10.16       Form of 2017 Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).  (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 filed on May 9, 2017.)**

10.17       Form of 2018 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed on May 8, 2018.)**

10.18       Form of 2018 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed on May 8, 2018.)**

10.19       Form of 2018 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of June 22, 2015). (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed on May 8, 2018.)**

10.20         Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed on July 29, 2015.)**

10.21       Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2013 filed on November 5, 2013.)**

10.22       2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference to Appendix B to our definitive 2001 Proxy Statement on Schedule 14A filed on April 30, 2001.)**

10.23       Amendment Number One to the 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 24, 2005. (Incorporated by reference to Exhibit B to our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005.)**

10.24       Amendment Number Two to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of January 1, 2007. (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.25       Amendment Number Three to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of December 31, 2009. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.26       Amendment Number Four to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 14, 2013.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.27       Amendment Number Five to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, dated May 31, 2017.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2017.)**

10.28        Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004. (Incorporated by reference to Exhibit D to our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004.)**

10.29       Henry Schein, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.30       Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)**

10.31       Amendment to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 15, 2012.)**

10.32       Amendment Number Two to the Henry Schein, Inc. Deferred Compensation Plan.  (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 11, 2014.)**

10.33       Amendment Number Three to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 11, 2014.)**

10.34       Amendment Number Four to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 21, 2017.)**

10.35       Henry Schein Management Team Performance Incentive Plan and Plan Summary, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.36       Amended and Restated Employment Agreement dated as of December 31, 2016, by and between us and Stanley M. Bergman.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 7, 2016.)**

10.37       Form of Performance-Based RSU Award Agreement for Stanley M. Bergman pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 7, 2016.)**

10.38       Form of Time-Based RSU Award Agreement for Stanley M. Bergman pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 7, 2016.)**

10.39       Employment Agreement dated as of April 5, 2016, by and between us and Karen Prange. (Incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 21, 2017.)**

10.40       Confidentiality and Non-Solicitation/Non-Compete Agreement dated as of April 5, 2016, by and between us and Karen Prange.(Incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 21, 2017.)**

10.41       Release, dated April 23, 2018, between us and Karen Prange. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2018 (film no. 18767936).)**

10.42       Form of Amended and Restated Change in Control Agreement dated December 12, 2008 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Michael S. Ettinger, Mark Mlotek and Steven Paladino, respectively). (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.43       Form of Amendment to Amended and Restated Change in Control Agreement effective January 1, 2012 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Michael S. Ettinger, Mark Mlotek and Steven Paladino, respectively). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012.)**

10.44       Credit Agreement, dated as of April 18, 2017, among the Company, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, U.S. Bank National Association, as syndication agent, joint lead arranger and joint bookrunner, together with the exhibits and schedules thereto.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2017.)

10.45       First Amendment, dated as of June 29, 2018, among us, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, lead arranger and lead bookrunner. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2018.)

10.46       Promissory Note in favor of JPMorgan Chase Bank, N.A. dated as of May 21, 2018. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2018.)

10.47       Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent and the various purchaser groups from time to time party thereto.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2013.)

10.48       Amendment No. 1 dated as of September 22, 2014 to the Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as agent and the various purchaser groups from time to time party thereto, as amended. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 26, 2014.)

10.49       Amendment No. 2 dated as of April 17, 2015 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2016 filed on August 4, 2016.)

10.50       Amendment No. 3 dated as of June 1, 2016 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2016 filed on August 4, 2016.)

10.51       Amendment No. 4 dated as of July 6, 2017 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto.  (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017 filed on November 6, 2017.)

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

10.55       Form of Indemnification Agreement between us and certain directors and executive officers who are a party thereto (Barry J. Alperin, Ph.D., Paul Brons, Shira Goodman,Joseph L. Herring, Kurt P. Kuehn, Philip A. Laskawy, Anne H. Margulies,Carol Raphael, E. Dianne Rekow, DDS, Ph.D., Bradley T. Sheares, Ph.D., Gerald A. Benjamin, Stanley M. Bergman, James P. Breslawski, Michael S. Ettinger, Mark E. Mlotek, Steven Paladino, and Walter Siegel, respectively). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015 filed on November 4, 2015.)**

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
February 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer	February 20, 2019
Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial	February 20, 2019
Steven Paladino	Officer and Director (principal financial and
accounting officer)

/s/ JAMES P. BRESLAWSKI	Director	February 20, 2019
James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	February 20, 2019
Gerald A. Benjamin

/s/ MARK E. MLOTEK	Director	February 20, 2019
Mark E. Mlotek

/s/ BARRY J. ALPERIN	Director	February 20, 2019
Barry J. Alperin

/s/ PAUL BRONS	Director	February 20, 2019
Paul Brons

/s/ SHIRA GOODMAN	Director	February 20, 2019
Shira Goodman

/s/ JOSEPH L. HERRING	Director	February 20, 2019
Joseph L. Herring

/s/ KURT P. KUEHN	Director	February 20, 2019
Kurt P. Kuehn

/s/ PHILIP A. LASKAWY	Director	February 20, 2019
Philip A. Laskawy

/s/ ANNE H. MARGULIES	Director	February 20, 2019
Anne H. Margulies

/s/ CAROL RAPHAEL	Director	February 20, 2019
Carol Raphael

/s/ E. DIANNE REKOW	Director	February 20, 2019
E. Dianne Rekow, DDS, Ph.D.

/s/ BRADLEY T. SHEARES, PH. D.	Director	February 20, 2019
Bradley T. Sheares, Ph. D.

Schedule II
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning of	statement of	other		end of
Description	period	income (1)	accounts (2)	Deductions (3)	period

Year ended December 29, 2018:
Allowance for doubtful accounts
and other ............................................................................................................................................................................	$53,832	$15,105	$(700)	$(7,704)	$60,533

Year ended December 30, 2017:
Allowance for doubtful accounts
and other ............................................................................................................................................................................	$38,962	$9,370	$12,206	$(6,706)	$53,832

Year ended December 31, 2016:
Allowance for doubtful accounts
and other ............................................................................................................................................................................	$30,974	$2,647	$11,576	$(6,235)	$38,962

(1)	Represents amounts charged to bad debt expense.

(2)	Amounts charged to other accounts primarily relate to provision for late fees and the impact of foreign currency exchange rates.

(3)	Deductions primarily consist of fully reserved accounts receivable that have been written off.