Form 10-Q
period 2019-03-30
HENRY SCHEIN INC
filed 2019-05-07
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

or

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

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __	No X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	HSIC	The Nasdaq Global Select Market

As of April 29, 2019, there were 149,074,485 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Balance Sheets as of March 30, 2019 and December 29, 2018 ..................................................................................................................................................	3

	Statements of Income for the three months ended
	March 30, 2019 and March 31, 2018 ...................................................................................................................................................................................	4

	Statements of Comprehensive Income for the three months ended
	March 30, 2019 and March 31, 2018 ...................................................................................................................................................................................	5

	Statement of Changes in Stockholders' Equity for the three months ended
	March 30, 2019 and March 31, 2018....................................................................................................................................................................................	6

	Statements of Cash Flows for the three months ended
	March 30, 2019 and March 31, 2018 ...................................................................................................................................................................................	7

	Notes to Consolidated Financial Statements ...............................................................................................................................................................................	8
	Note 1 – Basis of Presentation ...............................................................................................................................................................................................	8
	Note 2 – Discontinued Operations .........................................................................................................................................................................................	9
	Note 3 – Accounting Pronouncements Adopted and Critical Accounting Policies and
	Estimates ...	12
	Note 4 – Revenue from Contracts with Customers ................................................................................................................................................................	15
	Note 5 – Segment Data ...	16
	Note 6 – Debt ...	17
	Note 7 – Leases ...	20
	Note 8 – Redeemable Noncontrolling Interests ......................................................................................................................................................................	22
	Note 9 – Comprehensive Income ...........................................................................................................................................................................................	23
	Note 10 – Fair Value Measurements .....................................................................................................................................................................................	24
	Note 11 – Business Acquisitions ...........................................................................................................................................................................................	27
	Note 12 – Plans of Restructuring ...........................................................................................................................................................................................	28
	Note 13 – Earnings Per Share ................................................................................................................................................................................................	29
	Note 14 – Income Taxes ...	29
	Note 15 – Derivatives and Hedging Activities .......................................................................................................................................................................	30
	Note 16 – Stock-Based Compensation ..................................................................................................................................................................................	31
	Note 17 – Supplemental Cash Flow Information ...................................................................................................................................................................	33
	Note 18 – Legal Proceedings .................................................................................................................................................................................................	33

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ....................................................................................................................................................................	38

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................................................................................................................	57

ITEM 4.	Controls and Procedures ...	58

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings ...	59

ITEM 1A.	Risk Factors ...	63

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds ....................................................................................................................................................	63

ITEM 6.	Exhibits ...	64

	Signature ...	65

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 30,	December 29,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..............................................................................................................................................................	$88,115	$56,885
Accounts receivable, net of reserves of $52,205 and $53,121 ................................................................................................................	1,193,054	1,168,776
Inventories, net .............................................................................................................................................................................	1,370,376	1,415,512
Prepaid expenses and other .............................................................................................................................................................	457,566	451,033
Assets of discontinued operations......................................................................................................................................................	-	1,083,014
Total current assets ................................................................................................................................................................	3,109,111	4,175,220
Property and equipment, net ................................................................................................................................................................	315,393	314,221
Operating lease right-of-use asset, net.....................................................................................................................................................	248,122	-
Goodwill ..........................................................................................................................................................................................	2,413,566	2,081,029
Other intangibles, net ..........................................................................................................................................................................	654,668	376,031
Investments and other........................................................................................................................................................................	404,004	420,367
Assets of discontinued operations..........................................................................................................................................................	-	1,133,659
Total assets ..........................................................................................................................................................................	$7,144,864	$8,500,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ..........................................................................................................................................................................	$695,204	$785,756
Bank credit lines ............................................................................................................................................................................	299,914	951,458
Current maturities of long-term debt .................................................................................................................................................	9,117	8,280
Operating lease liabilities..................................................................................................................................................................	68,460	-
Liabilities of discontinued operations.................................................................................................................................................	-	577,607
Accrued expenses:
Payroll and related .....................................................................................................................................................................	210,016	242,876
Taxes ......................................................................................................................................................................................	162,483	154,613
Other .......................................................................................................................................................................................	433,582	498,237
Total current liabilities ............................................................................................................................................................	1,878,776	3,218,827
Long-term debt .................................................................................................................................................................................	973,500	980,344
Deferred income taxes ........................................................................................................................................................................	76,850	27,218
Operating lease liabilities......................................................................................................................................................................	187,308	-
Other liabilities ..................................................................................................................................................................................	327,057	357,741
Liabilities of discontinued operations.....................................................................................................................................................	-	62,453
Total liabilities ......................................................................................................................................................................	3,443,491	4,646,583

Redeemable noncontrolling interests .....................................................................................................................................................	286,700	219,724
Redeemable noncontrolling interests from discontinued operations.............................................................................................................	-	92,432
Commitments and contingencies ..........................................................................................................................................................

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding .......................................................................................................................................................................	-	-
Common stock, $.01 par value, 480,000,000 shares authorized,
148,996,092 outstanding on March 30, 2019 and
151,401,668 outstanding on December 29, 2018 .............................................................................................................................	1,490	1,514
Additional paid-in capital ................................................................................................................................................................	86,128	-
Retained earnings ..........................................................................................................................................................................	2,859,182	3,208,589
Accumulated other comprehensive loss .............................................................................................................................................	(149,878)	(248,771)
Total Henry Schein, Inc. stockholders' equity ..................................................................................................................................	2,796,922	2,961,332
Noncontrolling interests ..................................................................................................................................................................	617,751	580,456
Total stockholders' equity .......................................................................................................................................................	3,414,673	3,541,788
Total liabilities, redeemable noncontrolling interests and stockholders' equity........................................................................................	$7,144,864	$8,500,527

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)
	Three Months Ended
	March 30,	March 31,
	2019	2018

Net sales .....................................................................................................................................................................................	$2,360,268	$2,273,450
Cost of sales ................................................................................................................................................................................	1,608,578	1,554,321
Gross profit ...........................................................................................................................................................................	751,690	719,129
Operating expenses:
Selling, general and administrative ................................................................................................................................................	574,608	554,214
Restructuring costs .....................................................................................................................................................................	4,641	2,675
Operating income ...................................................................................................................................................................	172,441	162,240
Other income (expense):
Interest income .........................................................................................................................................................................	4,771	3,453
Interest expense ........................................................................................................................................................................	(16,301)	(16,904)
Other, net .................................................................................................................................................................................	(419)	(750)
Income from continuing operations before taxes, equity in earnings of affiliates ................................................................................
and noncontrolling interests......................................................................................................................................................	160,492	148,039
Income taxes ...............................................................................................................................................................................	(39,482)	(36,142)
Equity in earnings of affiliates ........................................................................................................................................................	2,630	2,820
Net income from continuing operations.............................................................................................................................................	123,640	114,717
Income (loss) from discontinued operations.......................................................................................................................................	(8,996)	33,914
Net Income..................................................................................................................................................................................	114,644	148,631
Less: Net income attributable to noncontrolling interests ...................................................................................................................	(5,227)	(3,183)
Less: Net (income) loss attributable to noncontrolling interests
from discontinued operations.................................................................................................................................................	366	(5,230)
Net income attributable to Henry Schein, Inc. ....................................................................................................................................	$109,783	$140,218
Amounts attributable to Henry Schein Inc:........................................................................................................................................
Continuing operations....................................................................................................................................................................	$118,413	$111,534
Discontinued operations.................................................................................................................................................................	(8,630)	28,684
Net income attributable to Henry Schein, Inc......................................................................................................................................	$109,783	$140,218

Earnings per share from continuing operations attributable to Henry Schein, Inc.:

Basic .......................................................................................................................................................................................	$0.79	$0.73
Diluted ....................................................................................................................................................................................	$0.78	$0.72

Earnings (loss) per share from discontinued operations attributable to Henry Schein, Inc.:

Basic .......................................................................................................................................................................................	$(0.06)	$0.19
Diluted ....................................................................................................................................................................................	$(0.06)	$0.19

Earnings per share attributable to Henry Schein, Inc.:

Basic .......................................................................................................................................................................................	$0.73	$0.92
Diluted ....................................................................................................................................................................................	$0.73	$0.91

Weighted-average common shares outstanding:
Basic .......................................................................................................................................................................................	150,257	153,106
Diluted ....................................................................................................................................................................................	151,156	154,130

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	Three Months Ended
	March 30,	March 31,
	2019	2018

Net income ...............................................................................................................................................................................	$114,644	$148,631

Other comprehensive income, net of tax:
Foreign currency translation gain...............................................................................................................................................	6,602	34,224

Unrealized loss from foreign currency hedging activities ................................................................................................................	(1,281)	(902)

Unrealized investment gain .....................................................................................................................................................	3	-

Pension adjustment gain (loss)..................................................................................................................................................	717	(23)

Other comprehensive income, net of tax ........................................................................................................................................	6,041	33,299
Comprehensive income ..............................................................................................................................................................	120,685	181,930
Comprehensive income attributable to noncontrolling interests:
Net income .......................................................................................................................................................................	(4,861)	(8,413)
Foreign currency translation gain...........................................................................................................................................	(556)	(1,120)
Comprehensive income attributable to noncontrolling interests ..............................................................................................	(5,417)	(9,533)

Comprehensive income attributable to Henry Schein, Inc. ................................................................................................................	$115,268	$172,397

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, December 29, 2018 ............................................................................................................................................................	151,401,668	$1,514	$-	$3,208,589	$(248,771)	$580,456	$3,541,788
Net income (excluding $3,378 attributable to Redeemable
noncontrolling interests from continuing operations .................................................................................................................................
and ($366) from discontinued operations) ...........................................................................................................................................	-	-	-	109,783	-	1,849	111,632
Foreign currency translation gain (excluding loss of $191
attributable to Redeemable noncontrolling interests ..................................................................................................................................
and $592 gain from discontinued operations) ........................................................................................................................................	-	-	-	-	6,046	155	6,201
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $322...........................................................................................................................................................	-	-	-	-	(1,281)	-	(1,281)
Unrealized investment gain, net of tax of $1..............................................................................................................................................	-	-	-	-	3	-	3
Pension adjustment gain, net of tax of $224..............................................................................................................................................	-	-	-	-	717	-	717
Dividends paid ........................................................................................................................................................................	-	-	-	-	-	(69)	(69)
Other adjustments .....................................................................................................................................................................	-	-	(2)	-	-	-	(2)
Change in fair value of redeemable securities .............................................................................................................................................	-	-	(2,492)	-	-	-	(2,492)
Initial noncontrolling interests and adjustments related to
business acquisitions...............................................................................................................................................................	-	-	-	-	-	35,360	35,360
Adjustment for Animal Health Spin-off..................................................................................................................................................	87,629	1	-	-	-	-	1
Repurchase and retirement of common stock .............................................................................................................................................	(2,523,137)	(25)	(32,486)	(117,489)	-	-	(150,000)
Stock issued upon exercise of stock options .............................................................................................................................................	2,526	-	34	-	-	-	34
Stock-based compensation expense .....................................................................................................................................................	200,877	2	7,433	-	-	-	7,435
Shares withheld for payroll taxes .......................................................................................................................................................	(173,471)	(2)	(10,443)	-	-	-	(10,445)
Settlement of stock-based compensation awards..........................................................................................................................................	-	-	356	-	-	-	356
Share Sale related to Animal Health business.............................................................................................................................................	-	-	361,090	-	-	-	361,090
Separation of Animal Health business...................................................................................................................................................	-	-	(35,905)	(543,158)	93,408	-	(485,655)
Transfer of charges in excess of capital...................................................................................................................................................	-	-	(201,457)	201,457	-	-	-
Balance, March 30, 2019 ................................................................................................................................................................	148,996,092	$1,490	$86,128	$2,859,182	$(149,878)	$617,751	$3,414,673
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, December 30, 2017.............................................................................................................................................................	153,690,146	$1,537	$-	$2,940,029	$(130,067)	$12,911	$2,824,410
Cumulative impact of adopting new accounting standards.................................................................................................................................	-	-	-	2,594	-	-	2,594
Net income (excluding $8,324 attributable to Redeemable
noncontrolling interests) ...........................................................................................................................................................	-	-	-	140,218	-	89	140,307
Foreign currency translation gain (excluding $897
attributable to Redeemable noncontrolling interests) .................................................................................................................................	-	-	-	-	33,104	223	33,327
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $182...........................................................................................................................................................	-	-	-	-	(902)	-	(902)
Pension adjustment loss, including tax benefit of $0......................................................................................................................................	-	-	-	-	(23)	-	(23)
Dividends paid ........................................................................................................................................................................	-	-	-	-	-	(161)	(161)
Other adjustments .....................................................................................................................................................................	-	-	7	-	-	779	786
Change in fair value of redeemable securities .............................................................................................................................................	-	-	(82,361)	-	-	-	(82,361)
Initial noncontrolling interests and adjustments related to
business acquisitions...............................................................................................................................................................	-	-	-	-	-	(3,905)	(3,905)
Stock issued upon exercise of stock options .............................................................................................................................................	151,516	2	3,020	-	-	-	3,022
Stock-based compensation expense .....................................................................................................................................................	430,330	4	8,750	-	-	-	8,754
Shares withheld for payroll taxes .......................................................................................................................................................	(246,989)	(3)	(16,391)	-	-	-	(16,394)
Settlement of stock-based compensation awards	-	-	(182)	-	-	-	(182)
Deferred tax benefit arising from acquisition of
noncontrolling interest in partnership...............................................................................................................................................	-	-	2,644	-	-	-	2,644
Transfer of charges in excess of capital...................................................................................................................................................	-	-	84,513	(84,513)	-	-	-
Balance, March 31, 2018................................................................................................................................................................	154,025,003	$1,540	$-	$2,998,328	$(97,888)	$9,936	$2,911,916

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 30,	March 31,
	2019	2018

Cash flows from operating activities:
Net income .......................................................................................................................................................................................	$114,644	$148,631
Income (loss) from discontinued operations............................................................................................................................................	(8,996)	33,914
Income from continuing operations.......................................................................................................................................................	123,640	114,717
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization .....................................................................................................................................................	40,300	35,706
Stock-based compensation expense ..............................................................................................................................................	7,110	7,699
Provision for losses on trade and other accounts receivable ...............................................................................................................	1,784	2,783
Provision for deferred income taxes ..............................................................................................................................................	7,932	4,666
Equity in earnings of affiliates .....................................................................................................................................................	(2,630)	(2,820)
Distributions from equity affiliates ................................................................................................................................................	52,301	3,548
Changes in unrecognized tax benefits ............................................................................................................................................	3,214	2,413
Other .......................................................................................................................................................................................	1,239	(5,087)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ...............................................................................................................................................................	(11,580)	(11,688)
Inventories ...........................................................................................................................................................................	77,881	(61,210)
Other current assets ................................................................................................................................................................	(17,782)	9,688
Accounts payable and accrued expenses ...................................................................................................................................	(150,075)	(165,023)
Net cash provided by (used in) operating activities from continuing operations..............................................................................................	133,334	(64,608)
Net cash used in operating activities from discontinued operations..............................................................................................................	(167,073)	(6,336)
Net cash used in operating activities ......................................................................................................................................................	(33,739)	(70,944)

Cash flows from investing activities:
Purchases of fixed assets ....................................................................................................................................................................	(15,918)	(13,643)
Payments for equity investments and business
acquisitions, net of cash acquired .....................................................................................................................................................	(603,973)	(364)
Proceeds from sale of equity investment.................................................................................................................................................	10,500	-
Proceeds/(payments) for loan to affiliate................................................................................................................................................	15,940	(4,500)
Other ...............................................................................................................................................................................................	(3,076)	(3,421)
Net cash used in investing activities from continuing operations..................................................................................................................	(596,527)	(21,928)
Net cash used in investing activities from discontinued operations...............................................................................................................	(2,064)	(13,238)
Net cash used in investing activities .......................................................................................................................................................	(598,591)	(35,166)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings .....................................................................................................................................	(652,117)	212,055
Proceeds from issuance of debt ............................................................................................................................................................	741	100,000
Principal payments for long-term debt ...................................................................................................................................................	(7,376)	(7,341)
Debt issuance costs.............................................................................................................................................................................	-	(30)
Proceeds from issuance of stock upon exercise of stock options .................................................................................................................	34	3,022
Payments for repurchases of common stock ..........................................................................................................................................	(150,000)	-
Payments for taxes related to shares withheld for employee taxes...............................................................................................................	(9,671)	(15,012)
Distribution received related to Animal Health Spin-off.............................................................................................................................	1,120,000	-
Proceeds related to Animal Health Share Sale..........................................................................................................................................	361,090	-
Proceeds from (distributions to) noncontrolling stockholders ......................................................................................................................	52,205	(549)
Acquisitions of noncontrolling interests in subsidiaries ..............................................................................................................................	(6,057)	(261,433)
Payments to Henry Schein Animal Health Business..................................................................................................................................	(224,773)	(23,503)
Net cash provided by financing activities from continuing operations...........................................................................................................	484,076	7,209
Net cash provided by financing activities from discontinued operations........................................................................................................	148,053	20,550
Net cash provided by financing activities................................................................................................................................................	632,129	27,759

Effect of exchange rate changes on cash & cash equivalents-continuing operations.......................................................................................	10,347	1,572
Effect of exchange rate changes on cash & cash equivalents-discontinued operations....................................................................................	(2,240)	1,356
Net change in cash and cash equivalents from continuing operations...........................................................................................................	31,230	(77,755)
Net change in cash and cash equivalents from discontinued operations........................................................................................................	(23,324)	2,332
Cash and cash equivalents, beginning of period .......................................................................................................................................	56,885	158,002
Cash and cash equivalents, end of period ...............................................................................................................................................	$88,115	$80,247

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

For the consolidated VIE, the trade accounts receivable transferred to the VIE are pledged as collateral to the related debt.  The creditors have recourse to us for losses on these trade accounts receivable. At March 30, 2019 and December 29, 2018, trade accounts receivable that can only be used to settle obligations of this VIE were $432 million and $422 million, respectively, and the liabilities of the VIE where the creditors have recourse to us were $350 million and $350 million, respectively.

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 29, 2018.

On February 7, 2019 (the “Distribution Date”), we completed the separation (the “Separation”) and subsequent merger of our animal health business (the “Henry Schein Animal Health Business”) with Direct Vet Marketing, Inc. (d/b/a Vets First Choice, “Vets First Choice”) (the “Merger”).  All financial information within this Form 10-Q presents the Henry Schein Animal Health Business as a discontinued operation.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 30, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 28, 2019.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 2 – Discontinued Operations

Animal Health Spin-off

On the Distribution Date, we completed the Separation and subsequent Merger of the Henry Schein Animal Health Business with Vets First Choice.  This was accomplished by a series of transactions among us, Vets First Choice, Covetrus, Inc. (f/k/a HS Spinco, Inc. “Covetrus”), a wholly owned subsidiary of ours prior to the Distribution Date, and HS Merger Sub, Inc., a wholly owned subsidiary of Covetrus (“Merger Sub”).  In connection with the Separation, we contributed, assigned and transferred to Covetrus certain applicable assets, liabilities and capital stock or other ownership interests relating to the Henry Schein Animal Health Business.  On the Distribution Date, we received a tax-free distribution of $1,120 million from Covetrus pursuant to certain debt financing incurred by Covetrus.  On the Distribution Date and prior to the Animal Health Spin-off, Covetrus issued shares of Covetrus common stock to certain institutional accredited investors (the “Share Sale Investors”) for $361.1 million (the “Share Sale”).  The proceeds of the Share Sale were paid to Covetrus and distributed to us.  Subsequent to the Share Sale, we distributed, on a pro rata basis, all of the shares of the common stock of Covetrus held by us to our stockholders of record as of the close of business on January 17, 2019 (the “Animal Health Spin-off”).  After the Share Sale and Animal Health Spin-off, Merger Sub consummated the Merger whereby it merged with and into Vets First Choice, with Vets First Choice surviving the Merger as a wholly owned subsidiary of Covetrus.  Immediately following the consummation of the Merger, on a fully diluted basis, (i) approximately 63% of the shares of Covetrus common stock were (a) owned by our stockholders and the Share Sale Investors, and (b) held by certain employees of the Henry Schein Animal Health Business (in the form of certain equity awards), and (ii) approximately 37% of the shares of Covetrus common stock were (a) owned by stockholders of Vets First Choice immediately prior to the Merger, and (b) held by certain employees of Vets First Choice (in the form of certain equity awards).  After the Separation and the Merger, we no longer beneficially owned any shares of Covetrus common stock and, following the Distribution Date, will not consolidate the financial results of Covetrus for the purpose of our financial reporting.  Following the Separation and the Merger, Covetrus was an independent, publicly traded company on the Nasdaq Global Select Market.

In connection with the completion of the Animal Health Spin-off, we entered into a transition services agreement with Covetrus under which we have agreed to provide certain transition services for up to twenty-four months in areas such as information technology, finance and accounting, human resources, supply chain, and real estate and facility services.

As a result of the Separation, the financial position and results of operations of the Henry Schein Animal Health Business are presented as discontinued operations and have been excluded from continuing operations and segment results for all periods presented. The accompanying Notes to the Consolidated Financial Statements have been revised to reflect the effect of the Separation and all prior year balances have been revised accordingly to reflect continuing operations only. The historical statements of Comprehensive Income (Loss) and Shareholders' Equity have not been revised to reflect the Separation and instead reflect the Separation as a final adjustment to the balances at March 30, 2019.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Summarized financial information for our discontinued operations is as follows:

	Three Months Ended
	March 30,	March 31,
	2019	2018

Net sales ..............................................................................................................................................................................	$319,522	$946,988
Gross profit ..........................................................................................................................................................................	59,425	176,462
Operating income (loss)...........................................................................................................................................................	(5,469)	43,901
Income taxes .......................................................................................................................................................................	4,764	11,622
Income (loss) from discontinued operations................................................................................................................................	(8,996)	33,914
Net (income) loss attributable to noncontrolling interests...............................................................................................................	366	(5,230)
Net income (loss) from discontinued operations attributable to Henry Schein, Inc..............................................................................	(8,630)	28,684

The financial information above represents activity of the discontinued operations during the quarter through the Distribution Date.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The operating loss and the net loss for the three months ended March 30, 2019 was primarily attributable to approximately $20.9 million of transaction costs directly related to the Animal Health Spin-off being included in discontinued operations.

The following are the amounts of assets and liabilities that were transferred to Covetrus as of February 7, 2019 and December 29, 2018.

	February 7,	December 29,
	2019	2018
	(unaudited)	(unaudited)

Cash and cash equivalents ...............................................................................................................................................................	$6,815	$23,324
Accounts receivable, net...................................................................................................................................................................	432,812	434,935
Inventories, net ..............................................................................................................................................................................	536,637	555,230
Prepaid expenses and other ..............................................................................................................................................................	120,546	69,525
Total current assets of discontinued operations.....................................................................................................................	1,096,810	1,083,014
Property and equipment, net .............................................................................................................................................................	69,790	68,177
Operating lease right-of-use asset, net..................................................................................................................................................	57,012	-
Goodwill .......................................................................................................................................................................................	742,931	739,266
Other intangibles, net .......................................................................................................................................................................	205,793	208,213
Investments and other .....................................................................................................................................................................	120,518	118,003
Total long-term assets of discontinued operations..................................................................................................................	1,196,044	1,133,659
Total assets of discontinued operations...............................................................................................................................................	$2,292,854	$2,216,673

Accounts payable ...........................................................................................................................................................................	$316,162	$441,453
Current maturities of long-term debt ..................................................................................................................................................	657	675
Operating lease liabilities...................................................................................................................................................................	18,951	-
Accrued expenses:...........................................................................................................................................................................
Payroll and related .....................................................................................................................................................................	36,847	36,888
Taxes ......................................................................................................................................................................................	24,060	17,552
Other .......................................................................................................................................................................................	80,400	81,039
Total current liabilities of discontinued operations.................................................................................................................	477,077	577,607
Long-term debt ..............................................................................................................................................................................	1,176,105	23,529
Deferred income taxes .....................................................................................................................................................................	17,019	4,352
Operating lease liabilities...................................................................................................................................................................	38,668	-
Other liabilities ...............................................................................................................................................................................	29,209	34,572
Total long-term liabilities of discontinued operations .............................................................................................................	1,261,001	62,453
Total liabilities of discontinued operations...........................................................................................................................................	$1,738,078	$640,060
Redeemable noncontrolling interests...................................................................................................................................................	$28,270	$92,432

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3 – Critical Accounting Policies and Estimates and Accounting Pronouncements Adopted

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 29, 2018.

Revenue Recognition

We generate revenue from the sale of dental and medical consumable products, equipment (Health care distribution revenues), software products and services and other sources (Technology and value-added services revenues). Provisions for discounts, rebates to customers, customer returns and other contra revenue adjustments are included in the transaction price at contract inception by estimating the most likely amount based upon historical data and estimates and are provided for in the period in which the related sales are recognized.

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

Contract Assets

Contract assets include amounts related to any conditional right to consideration for work completed but not billed as of the reporting date and generally represent amounts owed to us by customers, but not yet billed. Contract assets are transferred to accounts receivable when the right becomes unconditional.  The contract assets primarily relate to our bundled arrangements for the sale of equipment and consumables and sales of term software licenses. Current contract assets are included in Prepaid expenses and other and the non-current contract assets are included in Investments and other within our consolidated balance sheet.  Current and non-current contract asset balances as of March 30, 2019 and December 29, 2018 were not material.

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

Deferred Commissions

Sales commissions earned by our sales force that relate to long term arrangements are capitalized as costs to obtain a contract when the costs incurred are incremental and are expected to be recovered. Deferred sales commissions are amortized over the estimated customer relationship period.  We apply the practical expedient related to the capitalization of incremental costs of obtaining a contract, and recognize such costs as an expense when incurred if the amortization period of the assets that we would have recognized is one year or less. Deferred commissions balances as of March 30, 2019 and December 29, 2018 were not material.

Leases

We determine if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

for consideration. As a lessee, we include operating leases in Operating lease right-of-use (“ROU”) assets, Accrued expenses-Operating lease liabilities, and Non-current operating lease liabilities in our consolidated balance sheet. Finance leases are included in Property and equipment, Current maturities of long-term debt, and Long-term debt in our consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. When readily determinable, we use the implicit rate. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with a lease term of 12 months or less are not capitalized.

We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component, except non-lease components for leases of vehicles which are accounted for separately. When a vehicle lease contains both lease and non-lease components, we allocate the transaction price based on the relative standalone selling price.

Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02 “Leases (Topic 842)” related to leases requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessors for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

We adopted the standard on December 30, 2018 using a modified retrospective approach utilizing a transition relief expedient method whereby we continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption, rather than in the earliest period presented without adjusting historical financial statements.  We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward the historical lease classification.  Information related to leases as of March 30, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported under legacy guidance in Topic 840.

The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

Adoption of the new standard resulted in the recording of additional net operating lease assets of $259.9 million and operating lease liabilities of $267.3 million, and a decrease of $1.1million and $8.5 million in prepaid rent and deferred rent liabilities, respectively.  The standard did not materially impact our consolidated net income and had no impact on cash flows.

In February 2018, the FASB issued ASU No. 2018-02, "Treatment of Stranded Tax Effects in Accumulated Other Comprehensive Income Resulting From the Tax Cuts and Jobs Act of 2017," which allows the reclassification from accumulated comprehensive income to retained earnings the income tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  This ASU is effective for interim and annual reporting periods beginning after December 15, 2018.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging” (Topic 815) (“ASU 2017 – 12”), which simplified the requirements for hedge accounting, more closely aligns hedge accounting risk with risk management activities and increases transparency of the scope and results of hedging activities. This ASU amends the presentation and disclosure requirements and changes how we can assess the effectiveness of our hedging relationships. This ASU will make more financial and nonfinancial hedging strategies eligible for hedge accounting. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

Note 4 – Revenue from Contracts with Customers

Revenue is recognized in accordance with the policies discussed in Note 2 - Accounting Pronouncements Adopted and Critical Accounting Policies and Estimates.

Disaggregation of Revenue

The following table disaggregates our revenue by segment and geography:

				Three Months Ended
				March 30, 2019
				North America	International	Global
Revenues:
Health care distribution.......................................................................................................................................................................
Dental .............................................................................................................................................................................................				$923,594	$622,874	$1,546,468
Medical ...........................................................................................................................................................................................				662,295	21,365	683,660
		Total health care distribution................................................................................................................................................................		1,585,889	644,239	2,230,128
Technology and value-added services....................................................................................................................................................				98,917	16,593	115,510
Total excluding Corporate TSA revenues (1)............................................................................................................................................				1,684,806	660,832	2,345,638
Corporate TSA revenues (1).................................................................................................................................................................				1,261	13,369	14,630
Total revenues ..................................................................................................................................................................................				$1,686,067	$674,201	$2,360,268

				Three Months Ended
				March 31, 2018
				North America	International	Global
Revenues:
Health care distribution.......................................................................................................................................................................
Dental .............................................................................................................................................................................................				$904,041	$643,517	$1,547,558
Medical ...........................................................................................................................................................................................				619,393	21,007	640,400
		Total health care distribution................................................................................................................................................................		1,523,434	664,524	2,187,958
Technology and value-added services....................................................................................................................................................				69,241	16,251	85,492
Total excluding Corporate TSA revenues (1)............................................................................................................................................				1,592,675	680,775	2,273,450
Corporate TSA revenues (1).................................................................................................................................................................				-	-	-
Total revenues ..................................................................................................................................................................................				$1,592,675	$680,775	$2,273,450
...................................................................................................................	...................................................................................................................	...................................................................................................................	...................................................................................................................
(1) ...................................................................................................................				Corporate TSA revenues represents sales of certain animal health products to Covetrus under the transition services
...................................................................................................................				agreement entered into in connection with the Animal Health Spin-off, which we expect to continue through 2020.

At December 29, 2018, the current portion of contract liabilities of $65.3 million was reported in Accrued expenses: Other, and $5.0 million related to non-current contract liabilities was reported in Other liabilities.  During the three months ended March 30, 2019, we recognized $29.4 million of the amounts previously deferred at December 29, 2018.  At March 30, 2019, the current and non-current portion of contract liabilities were $63.4 million and $6.2 million, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 5 – Segment Data

We conduct our business through two reportable segments: (i) health care distribution and (ii) technology and value-added services.  These segments offer different products and services to the same customer base.

The health care distribution reportable segment aggregates our global dental and medical operating segments. This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins. Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions. Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global dental and medical groups serve practitioners in 31 countries worldwide.

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

The following tables present information about our reportable and operating segments:

		Three Months Ended
		March 30,	March 31,
		2019	2018
Net Sales:
	Health care distribution (1):
	Dental ......................................................................................................................................................................................	$1,546,468	$1,547,558
	Medical ....................................................................................................................................................................................	683,660	640,400
	Total health care distribution......................................................................................................................................................	2,230,128	2,187,958
	Technology and value-added services (2)............................................................................................................................................	115,510	85,492
	Total excluding Corporate TSA revenue..........................................................................................................................................	2,345,638	2,273,450
*CS	Corporate TSA revenues (3)	14,630	-
	Total ........................................................................................................................................................................................	$2,360,268	$2,273,450

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
(3)	Corporate TSA revenues represents sales of certain animal health products to Covetrus under the transition services
	agreement entered into in connection with the Animal Health Spin-off, which we expect to continue through 2020.

		Three Months Ended
		March 30,	March 31,
		2019	2018
Operating Income:
	Health care distribution ...................................................................................................................................................................	$144,612	$137,146
	Technology and value-added services ................................................................................................................................................	27,829	25,094
	Total.........................................................................................................................................................................................	$172,441	$162,240

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 6 – Debt

Bank Credit Lines

Bank credit lines consisted of the following:

	March 30,	December 29,
	2019	2018
Revolving credit agreement..........................................................................................................................................................	$225,000	$175,000
Other short-term bank credit lines..................................................................................................................................................	74,914	376,458
Committed loan associated with Animal Health Spin-off...................................................................................................................	-	400,000
Total .......................................................................................................................................................................................	$299,914	$951,458

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of March 30, 2019 and December 29, 2018, the borrowings on this revolving credit facility were $225.0 million and $175.0 million, respectively.  As of March 30, 2019 and December 29, 2018, there were $9.6 million and $11.2 million of letters of credit, respectively, provided to third parties under the credit facility.

Other Short-Term Credit Lines

As of March 30, 2019 and December 29, 2018, we had various other short-term bank credit lines available, of which $74.9 million and $376.5 million, respectively, were outstanding.  At March 30, 2019 and December 29, 2018, borrowings under all of our credit lines had a weighted average interest rate of 3.44% and 3.30%, respectively.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Long-term debt

Long-term debt consisted of the following:

	March 30,	December 29,
	2019	2018
Private placement facilities ..........................................................................................................................................................	$621,104	$628,189
U.S. trade accounts receivable securitization ...................................................................................................................................	350,000	350,000
Various collateralized and uncollateralized loans payable with interest in varying installments through 2023 at interest rates
ranging from 2.61% to 4.17% at March 30, 2019 and
ranging from 2.61% to 4.17% at December 29, 2018 .....................................................................................................................	7,467	6,491
Finance lease obligations payable through 2029 with interest rates ranging from 1.45% to 6.00% at March 30, 2019 and
ranging from 1.45% to 6.00% at December 29, 2018 .....................................................................................................................	4,046	3,944
Total .......................................................................................................................................................................................	982,617	988,624
Less current maturities ................................................................................................................................................................	(9,117)	(8,280)
Total long-term debt .............................................................................................................................................................	$973,500	$980,344

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The components of our private placement facility borrowings as of March 30, 2019 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	21,429	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(325)
	$621,104

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, expires on April 29, 2020. The borrowings outstanding under this securitization facility were $350 million as of both March 30, 2019 and December 29, 2018, respectively.  At March 30, 2019, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.65% plus 0.75%, for a combined rate of 3.40%.  At December 29, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.66% plus 0.75%, for a combined rate of 3.41%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 7 – Leases

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment. Our leases have remaining terms of less than 1 year to 11 years, some of which may include options to extend the leases for up to 10 years. The components of lease expense were as follows (in thousands):

March 30,
2019
Operating lease cost(1)............................................................................................................................................	$22,635
Finance lease cost:
Amortization of right-of-use assets .....................................................................................................................	$248
Interest on lease liabilities..................................................................................................................................	23
Total finance lease cost..........................................................................................................................................	$271
(1) Includes variable lease expenses.

Supplemental cash flow information related to leases is as follows (in thousands):

March 30,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases..........................................................................................................................	$19,955
Operating cash flows from finance leases............................................................................................................................	22
Financing cash flows from finance leases............................................................................................................................	355
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (2)..........................................................................................................................................................	$266,346
Finance leases................................................................................................................................................................	350

(2) Includes leases that commenced during the three months ended March 30, 2019 as well as balances related to leases in existence as of the date of the adoption of ASU 2016-02.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Table Of Contents Supplemental balance sheet information related to leases is as follows: (in thousands, except lease term and discount rate)

March 30,
2019
Operating Leases
Operating lease right-of-use assets, net.......................................................................................................................................	$248,122

Current operating lease liabilities..............................................................................................................................................	$68,460
Non-current operating lease liabilities........................................................................................................................................	187,308
Total operating lease liabilities	$255,768

Finance Leases
Property and equipment, net of accumulated depreciation............................................................................................................	$4,643

Current maturities of long-term debt.........................................................................................................................................	$964
Long-term debt.....................................................................................................................................................................	3,082
Total finance lease liabilities	$4,046

Weighted Average Remaining Lease Term in Years
Operating leases..............................................................................................................................................................	5.6
Finance leases................................................................................................................................................................	7.0

Weighted Average Discount Rate
Operating leases..............................................................................................................................................................	3.6%
Finance leases................................................................................................................................................................	2.2%

Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
2019 (excluding the three months ended March 30, 2019)	$56,043	$865
2020	63,269	912
2021	48,258	590
2022	33,034	340
2023	22,416	281
Thereafter	58,676	1,404
Total lease payments	281,696	4,392
Less imputed interest	(25,928)	(346)
Total	$255,768	$4,046

As of March 30, 2019 we have additional operating leases with total lease payments of $12.8 million for buildings and automobiles that have not yet commenced. These operating leases will commence within 2019 with lease terms of two to ten years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 8 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the redeemable noncontrolling interests for the three months ended March 30, 2019 and the year ended December 29, 2018 are presented in the following table:

	March 30,	December 29,
	2019	2018
Balance, beginning of period ....................................................................................................................................................	$219,724	$465,585
Decrease in redeemable noncontrolling interests due to
redemptions ......................................................................................................................................................................	(6,057)	(287,767)
Increase in redeemable noncontrolling interests due to business
acquisitions.......................................................................................................................................................................	69,795	4,655
Net income attributable to redeemable noncontrolling interests ......................................................................................................	3,378	15,327
Dividends declared .................................................................................................................................................................	(2,441)	(8,206)
Effect of foreign currency translation gain attributable to
redeemable noncontrolling interests .......................................................................................................................................	(191)	(11,330)
Change in fair value of redeemable securities ..............................................................................................................................	2,492	41,460
Balance, end of period ............................................................................................................................................................	$286,700	$219,724

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

Note 9 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	March 30,	December 29,
	2019	2018
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment ...........................................................................................................	$(18,194)	$(18,595)

Attributable to noncontrolling interests:
Foreign currency translation adjustment ...........................................................................................................	$(271)	$(426)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss ..........................................................................................................................	$(134,904)	$(234,799)
Unrealized loss from foreign currency hedging activities ...........................................................................................	(1,437)	(156)
Unrealized investment loss .................................................................................................................................	(3)	(6)
Pension adjustment loss .....................................................................................................................................	(13,534)	(13,810)
Accumulated other comprehensive loss ............................................................................................................	$(149,878)	$(248,771)

Total Accumulated other comprehensive loss ............................................................................................................	$(168,343)	$(267,792)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended
	March 30,	March 31,
	2019	2018
Net income ........................................................................................................................................................................	$114,644	$148,631

Foreign currency translation gain ...........................................................................................................................................	6,602	34,224
Tax effect .........................................................................................................................................................................	-	-
Foreign currency translation gain ...........................................................................................................................................	6,602	34,224

Unrealized loss from foreign currency hedging activities .............................................................................................................	(1,603)	(1,084)
Tax effect .........................................................................................................................................................................	322	182
Unrealized loss from foreign currency hedging activities .............................................................................................................	(1,281)	(902)

Unrealized investment gain ...................................................................................................................................................	4	-
Tax effect .........................................................................................................................................................................	(1)	-
Unrealized investment gain ...................................................................................................................................................	3	-

Pension adjustment gain (loss)...............................................................................................................................................	941	(23)
Tax effect .........................................................................................................................................................................	(224)	-
Pension adjustment gain (loss)...............................................................................................................................................	717	(23)
Comprehensive income .......................................................................................................................................................	$120,685	$181,930

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

During the three months ended March 30, 2019 and March 31, 2018, we recognized as a component of our comprehensive income, a foreign currency translation gain of $6.6 million and $34.2 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period. Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.  The foreign currency translation gain (loss) during the three months ended March 30, 2019 and three months ended March 31, 2018 was primarily impacted by changes in foreign currency exchange rates of the Euro, Brazilian Real, British Pound and the Australian Dollar.

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended
	March 30,	March 31,
	2019	2018
Comprehensive income attributable to
Henry Schein, Inc. ....................................................................................................................................................	$115,268	$172,397
Comprehensive income attributable to
noncontrolling interests .............................................................................................................................................	2,004	312
Comprehensive income attributable to
Redeemable noncontrolling interests ............................................................................................................................	3,413	9,221
Comprehensive income .................................................................................................................................................	$120,685	$181,930

Note 10 – Fair Value Measurements

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

Debt

The fair value of our debt, including bank credit lines, as of March 30, 2019 and December 29, 2018 was estimated at $1,282.5 million and $1,940.1 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, such as interest rates and credit spreads.

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

Redeemable noncontrolling interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  The primary factor affecting the future value of redeemable noncontrolling interests is expected earnings and, if such earnings are not achieved, the value of the redeemable noncontrolling interests might be impacted.  The noncontrolling interests subject to put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments do not impact the calculation of earnings per share.  The values for Redeemable noncontrolling interests are classified within Level 3 of the fair value hierarchy.  The details of the changes in Redeemable noncontrolling interests are presented in Note 8.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 30, 2019 and December 29, 2018:

	March 30, 2019
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$1,661	$-	$1,661
Total assets ......................................................................................................................................................................	$-	$1,661	$-	$1,661

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$1,055	$-	$1,055
Total liabilities ..................................................................................................................................................................	$-	$1,055	$-	$1,055

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$286,700	$286,700
*CS				*CE

	December 29, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$12,533	$-	$12,533
Total assets ......................................................................................................................................................................	$-	$12,533	$-	$12,533

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$1,708	$-	$1,708
Total liabilities ..................................................................................................................................................................	$-	$1,708	$-	$1,708

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$219,724	$219,724

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 11 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

During the three months ended March 30, 2019 we completed the following acquisitions:

On March 4, 2019, we announced that we acquired North American Rescue (“NAR”), the leading provider of survivability and casualty-care medical products to the defense and public-safety markets.  NAR has annual sales of approximately $184 million.  As of March 30, 2019, we have recorded $160.1 million of goodwill related to this acquisition.

On March 18, 2019, we announced that our Henry Schein One subsidiary acquired Lighthouse 360, a provider of easy-to-use dental practice management and patient communication software.   Lighthouse 360 has annual sales of approximately $50 million.  As of March 30, 2019, we have recorded $143.9 million of goodwill related to this acquisition.

We completed certain other acquisitions during the three months ended March 30, 2019 which were immaterial to our financial statements individually and in the aggregate.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the three months ended March 30, 2019 and March 31, 2018, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 12 – Plans of Restructuring

On July 9, 2018, we committed to an initiative to rationalize our operations and provide expense efficiencies. These actions will allow us to execute on our plan to reduce our cost structure and fund new initiatives that are expected to drive future growth under our 2018 to 2020 strategic plan.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The total 2018 costs associated with the actions to complete this restructuring were $54.4 million from continuing operations, consisting primarily of severance costs.

We plan to continue restructuring activities in the first half of 2019 and expect to incur additional restructuring costs related to these activities during Q1 and Q2 2019.  At this time we are identifying specific opportunities and cannot reasonably estimate the amount of additional restructuring costs in 2019.

During the three months ended March 30, 2019, we recorded restructuring costs of $4.6 million for certain redundancies.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 30, 2019 and during our 2018 fiscal year and the remaining accrued balance of restructuring costs as of March 30, 2019, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 30, 2017 ...............................................................................................................................................................	$3,087	$1,315	$24	$4,426
Provision ..........................................................................................................................................................................................	50,197	3,153	1,017	54,367
Payments and other adjustments ..........................................................................................................................................................	(23,320)	(2,865)	(883)	(27,068)
Balance, December 29, 2018 ...............................................................................................................................................................	$29,964	$1,603	$158	$31,725
Provision ..........................................................................................................................................................................................	4,462	155	24	4,641
Payments .........................................................................................................................................................................................	(15,611)	(444)	(24)	(16,079)
Balance, March 30, 2019 ....................................................................................................................................................................	$18,815	$1,314	$158	$20,287
.......................................................................................................................................................................................................

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 30, 2019 and during our 2018 fiscal year and the remaining accrued balance of restructuring costs as of March 30, 2019:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 30, 2017 ..................................................................................................................................................	$4,426	$-	$4,426
Provision .............................................................................................................................................................................	50,824	3,543	54,367
Payments and other adjustments ............................................................................................................................................	(24,959)	(2,109)	(27,068)
Balance, December 29, 2018 ..................................................................................................................................................	$30,291	$1,434	$31,725
Provision .............................................................................................................................................................................	3,806	835	4,641
Payments ............................................................................................................................................................................	(14,645)	(1,434)	(16,079)
Balance, March 30, 2019 .......................................................................................................................................................	$19,452	$835	$20,287

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 13 – Earnings Per Share

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	March 30,	March 31,
	2019	2018
Basic .......................................................................................................................................................................................	150,257	153,106
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units ..............................................................................................................	899	1,024
Diluted ....................................................................................................................................................................................	151,156	154,130

Note 14 – Income Taxes

For the three months ended March 30, 2019, our effective tax rate was 24.6% compared to 24.4% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rate primarily relates to state and foreign income taxes and interest expense.

On December 22, 2017, the U.S. government passed the Tax Act.  The Tax Act is comprehensive tax legislation that implemented complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21%, modification of accelerated depreciation, the repeal of the domestic manufacturing deduction and changes to the limitations of the deductibility of interest.  Additionally, the Tax Act moved from a global tax regime to a modified territorial regime, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S.  The transition tax is payable over eight years.  The Tax Act also included provisions to tax global intangible low-taxed income (“GILTI”), a beneficial tax rate foreign Derived Intangible Income (“FDII”), a base erosion and anti-abuse tax (“BEAT”) that imposes tax on certain foreign related-party payments, and IRC Section 163(j) interest limitation (“Interest Limitation”).  We became subject to the GILTI, FDII, BEAT and Interest Limitation provisions effective January 1, 2018.

The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.  For the BEAT, FDII and Interest Limitation computations, we have not recorded an estimate in our effective tax rate for the three months ended March 30, 2019 because we have concluded that these provisions of the Tax Act will not apply to us in 2019.

The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our consolidated balance sheets as of March 30, 2019, was approximately $109.7 million, of which $86.2 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes and included in “Other liabilities”, were approximately $16.7 million and $0, respectively, as of March 30, 2019.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2008 and forward for certain states and certain foreign jurisdictions.  During the quarter ended December 31, 2016, we filed a Mutual Agreement Procedure request with the IRS for assistance from the U.S. Competent Authority for an open Transfer Pricing issue which resulted in a partial settlement during the quarter ended December 30, 2017.  We received a 30 Day Letter from the IRS during the quarter ended April 1, 2017 for the remaining open audit issues for the years 2012 and 2013.  We filed a Protest with the Appellate Division regarding these issues during the second quarter of 2017.  We had an initial Appeals Conference during the third quarter of 2018, of which we are awaiting a final settlement.  During the quarter ended December 29, 2018, we submitted the first draft of our proposed Advanced Pricing Agreement covering tax years 2014-2024 to the IRS in which Henry Schein, Inc. and the IRS would agree on an appropriate transfer pricing methodology.  We have provided all necessary documentation to the Appellate Division and the Advance Pricing and Mutual Agreement program to date and are waiting for responses.

Note 15 – Derivatives and Hedging Activities

We are exposed to market risks as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to the credit risk of the derivative counterparties.  We attempt to minimize these risks by primarily using foreign currency forward contracts and by maintaining counter-party credit limits.  These hedging activities provide only limited protection against currency exchange and credit risks.  Factors that could influence the effectiveness of our hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets.  All foreign currency forward contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure.  We do not enter into such contracts for speculative purposes and we manage our credit risks by diversifying our counterparties, maintaining a strong balance sheet and having multiple sources of capital.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 16 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $7.1 million ($5.4 million after-tax) and $7.7 million ($5.8 million after-tax) for the three months ended March 30, 2019 and March 31, 2018, respectively.

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

As a result of the Separation, the number of our unvested equity-based awards from previous grants made under our Long-term Incentive Program under the Plans was increased by a factor of approximately 1.2633, along with a corresponding decrease in our price per share.

Total unrecognized compensation cost related to unvested awards as of March 30, 2019 was $112.3 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes stock option activity under the Plans during the three months ended March 30, 2019:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period ............................................................................................................................................	3	$13.63
Granted ................................................................................................................................................................................	-	-
Exercised ..............................................................................................................................................................................	(3)	13.63
Forfeited ..............................................................................................................................................................................	-	-
Outstanding at end of period ....................................................................................................................................................	-	$-	-	$-

Options exercisable at end of period ..........................................................................................................................................	-	$-	-	$-

The following tables summarize the activity of our unvested restricted stock/units for the three months ended March 30, 2019:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period ..............................................................................................................................................	1,513	$57.94
Granted .................................................................................................................................................................................	385	58.88
Vested ...................................................................................................................................................................................	(323)	55.45
Forfeited ................................................................................................................................................................................	(191)	60.37
Outstanding at end of period ......................................................................................................................................................	1,384	$58.45	$60.11

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period ..............................................................................................................................................	1,163	$40.26
Granted .................................................................................................................................................................................	359	58.86
Vested ...................................................................................................................................................................................	(179)	66.48
Forfeited ................................................................................................................................................................................	(146)	61.49
Outstanding at end of period ......................................................................................................................................................	1,197	$52.33	$60.11

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 17 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Three Months Ended
	March 30,	March 31,
	2019	2018
Interest...................................................................................................................................................................................	$20,725	$16,452
Income taxes..........................................................................................................................................................................	16,629	20,143

During the three months ended March 30, 2019 and March 31, 2018, we had $1.6 million and $1.1 million of non-cash net unrealized losses related to foreign currency hedging activities, respectively.

Note 18 – Legal Proceedings

Beginning in January 2016, purported class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”) and Henry Schein, Inc. Although there were factual and legal variations among these complaints, each of these complaints alleges, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors.  On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes.  On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB.  In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. (“Burkhart”) not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a classwide basis.  The court has scheduled a fairness hearing for June 14, 2019.  Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco, Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016.  As a result, in our third quarter of fiscal 2018, we recorded a charge of $38.5 million, which was paid into a settlement fund in January 2019.

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

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc.  The FTC alleges, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners.  The FTC alleges that defendants conspired in violation of Section 5 of the FTC Act.  The complaint seeks equitable relief only and does not seek monetary damages.  We deny the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups and intend to defend ourselves vigorously against this action. A hearing before an administrative law judge began on October 16, 2018 and the hearing record was closed on February 21, 2019.  The matter is ongoing and a decision has not yet been issued.   We believe this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

On May 3, 2018, a purported class action complaint, Marion Diagnostic Center, LLC, et al. v. Becton, Dickinson, and Co., et al., Case No. 3:18-cv-010509, was filed in the U.S. District Court for the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Premier, Inc. (“Premier”), Vizient, Inc. (“Vizient”), Cardinal Health, Inc. (“Cardinal”), Owens & Minor Inc. (“O&M”), Henry Schein, Inc., and Unnamed Becton Distributor Co-Conspirators.  The complaint alleges that the defendants entered into a vertical conspiracy to force health care providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and inflate the prices of certain Becton products to above-competitive levels.  The named plaintiffs seek to represent three separate classes consisting of all health care providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Premier, Vizient, Cardinal, O&M or Henry Schein on or after May 3, 2014.  The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, treble damages, reasonable attorneys’ fees and costs and expenses, and pre-judgment and post-judgment interest.  On June 15, 2018, an amended complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as an additional defendant.  On November 30, 2018, the District Court granted defendants’ motion to dismiss and entered a final judgment, dismissing plaintiffs’ complaint with prejudice.  On December 27, 2018, plaintiffs appealed the District Court’s decision to the Seventh Circuit Court of Appeals.  We intend to defend ourselves vigorously against this action.

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

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have currently been named as a defendant in multiple lawsuits (currently less than fifty (50)), which allege claims similar to those alleged in the County of Summit Action.  None of these other cases have been set for trial.  These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL.  Sales of opioids in North America (excluding the Henry Schein Animal Health Business) in 2018 were less than 1% of Henry Schein’s North American sales (excluding the Henry Schein Animal Health Business).  We intend to defend ourselves vigorously against these actions.

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

As of March 30, 2019, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

Recent Developments

On February 7, 2019 (the “Distribution Date”), we completed the separation (the “Separation”) and subsequent merger of our animal health business (the “Henry Schein Animal Health Business”) with Direct Vet Marketing, Inc. (d/b/a Vets First Choice, “Vets First Choice”) (the “Merger”).  This was accomplished by a series of transactions among us, Vets First Choice, Covetrus, Inc. (f/k/a HS Spinco, Inc. “Covetrus”), a wholly owned subsidiary of ours prior to the Distribution Date, and HS Merger Sub, Inc., a wholly owned subsidiary of Covetrus (“Merger Sub”).  In connection with the Separation, we contributed, assigned and transferred to Covetrus certain applicable assets, liabilities and capital stock or other ownership interests relating to the Henry Schein Animal Health Business.  On the Distribution Date, we received a tax-free distribution of $1,120.0 million from Covetrus pursuant to certain debt financing incurred by Covetrus.  On the Distribution Date and prior to the Animal Health Spin-off,

Covetrus issued shares of Covetrus common stock to certain institutional accredited investors (the “Share Sale Investors”) for $361.1 million (the “Share Sale”).  The proceeds of the Share Sale were paid to Covetrus and distributed to us.  Subsequent to the Share Sale, we distributed, on a pro rata basis, all of the shares of the common stock of Covetrus held by us to our stockholders of record as of the close of business on January 17, 2019 (the “Animal Health Spin-off”).  After the Share Sale and Animal Health Spin-off, Merger Sub consummated the Merger whereby it merged with and into Vets First Choice, with Vets First Choice surviving the Merger as a wholly owned subsidiary of Covetrus.  Immediately following the consummation of the Merger, on a fully diluted basis, (i) approximately 63% of the shares of Covetrus common stock were (a) owned by our stockholders and the Share Sale Investors, and (b) held by certain employees of the Henry Schein Animal Health Business (in the form of certain equity awards), and (ii) approximately 37% of the shares of Covetrus common stock were (a) owned by stockholders of Vets First Choice immediately prior to the Merger, and (b) held by certain employees of Vets First Choice (in the form of certain equity awards).  After the Separation and the Merger, we no longer beneficially owned any shares of Covetrus common stock and, following the Distribution Date, will not consolidate the financial results of Covetrus for the purpose of our financial reporting.  Following the Separation and the Merger, Covetrus was an independent, publicly traded company on the Nasdaq Global Select Market.

Executive-Level Overview

We believe we are the world's largest provider of health care products and services primarily to office-based dental and medical practitioners.  We serve more than 1 million customers worldwide including dental practitioners and laboratories and physician practices, as well as government, institutional health care clinics and other alternate care clinics. We believe that we have a strong brand identity due to our more than 87 years of experience distributing health care products.

We are headquartered in Melville, New York, employ more than 19,000 people (of which more than 9,100 are based outside the United States) and have operations or affiliates in 31 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Singapore, Slovakia, South Africa, Spain, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  However, with respect to the medical device excise tax, a two-year moratorium was imposed under the Consolidated Appropriations Act, 2016, suspending the imposition of the tax on device sales during the period beginning January 1, 2016 and ending on December 31, 2017, and on January 22, 2018 an additional two-year moratorium was imposed under Public Law No. 115-120, suspending the imposition of the tax on device sales during the period beginning January 1, 2018 and ending on December 31,

2019.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  In addition, the President is seeking to repeal and replace the Health Care Reform Law and has taken a number of administrative actions to materially weaken it, which efforts are being challenged in various judicial proceedings.  On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions, and which also repealed the individual mandate of the Health Care Reform Law.  Further, in December 2018, a Texas federal court struck down the entire Health Care Reform Law, a ruling which is being appealed, and, if upheld, could have a significant impact on the U.S. health care industry.  The uncertain status of the Health Care Reform Law affects our ability to plan.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, imposes annual reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain covered recipients (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  CMS publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.  Effective January 1, 2022, transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives must also be reported.

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

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, established a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners.  Under MACRA, certain eligible clinicians are required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models (“APMs”).  MIPS generally consolidated three programs; the physician quality reporting system, the value-based payment modifier and the Medicare electronic health record (“EHR”) program, into a single program in which Medicare reimbursement to eligible clinicians includes both positive and negative payment adjustments that take into account quality, promoting interoperability, cost and improvement activities.  Advanced APMs generally involve higher levels of financial and technology risk.  The first MIPS performance year was 2017, and the data collected in the first performance year determines payment adjustments that began January 1, 2019.   MACRA represents a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations.  The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace.  MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base.  Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws and who may receive up to 30% of total government recoveries.  Penalties under fraud and abuse laws may be severe.  For example, under the federal False Claims Act, violations may result in treble damages, plus civil penalties of up to $22,927 per claim, as well as exclusion from federal health care programs and criminal penalties.  Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  With respect to “anti-kickback laws,” violations of the federal Anti-Kickback Law may result in civil penalties of up to $100,000 for each violation, plus up to three times the total amount of remuneration offered, paid, solicited or received, as well as exclusion from federal health care programs and criminal penalties.  Notably, effective October 24, 2018, a new federal anti-kickback law (the “Eliminating Kickbacks in Recovery Act of 2018”) enacted in connection with broader addiction services legislation, may impose criminal penalties for kickbacks involving clinical laboratory services, regardless of whether the services at issue involved addiction services, and regardless of whether the services were reimbursed by a federal health care program or by a commercial insurer.  Furthermore, the Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, clarifying that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

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

The FDC Act and similar foreign laws generally regulate the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state.  Section 361 of the Public Health Service Act, which provides authority to prevent the introduction, transmission or spread of communicable diseases, serves as the legal basis for the United States Food and Drug Administration’s (“FDA”) regulation of human cells, tissues and cellular and tissue-based products, also known as “HCT/P products.”

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

The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique device identification (“UDI”) system.  The UDI rule phased in the implementation of the UDI regulations over seven years, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices.  Most compliance dates were reached as of September 24, 2018, with a final set of requirements for low-risk devices being reached on September 24, 2022, which will complete the phase in.  The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices, and to directly mark certain devices with UDIs.  The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database.   The UDI regulations and subsequent FDA guidance regarding the UDI requirements provide for certain exceptions, alternatives and time extensions.  For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping requirements and complaint files).  Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label, and include certain of our businesses.

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

Regulated Software; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings.  The 21st Century Cures Act (the “Cures Act”), signed into law on December 13, 2016, amended the device definition to exclude certain software, including clinical decision support software that meet certain criteria.  In December 2017, the FDA issued draft guidance documents describing its proposed interpretation of the statutory language regarding which types of clinical decision support tools and other software are exempt from regulation as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increases privacy rights for individuals in Europe, extended the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe (“Data Subjects”) or monitoring the behavior of such individuals (including by companies based outside of Europe).  Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues.  Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data.  Among other things, the GDPR requires, with respect to data concerning Data Subjects, company accountability, consents from Data Subjects or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data.  While we believe we have substantially compliant programs and controls in place to comply with the GDPR requirements, our compliance with the new regulation is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

We also sell products and services that health care providers, such as physicians and dentists, use to store and manage patient medical or dental records.  These customers, and we, are subject to laws, regulations and industry standards, such as the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implement regulations (“HIPAA”) and the Payment Card Industry Data Security Standards, which require the protection of the privacy and security of those records, and our products may also be used as part of these customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws.  Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products or services to comply with applicable legal or contractual data privacy and security requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental agencies and involve substantial fines, penalties and other liabilities and expenses and costs for remediation.

Various federal initiatives involve the adoption and use by health care providers of certain electronic health care records systems and processes.  The initiatives include, among others, programs that incentivize physicians and dentists, through Medicare’s MIPS, to use certified EHR technology in accordance with certain evolving requirements, including regarding quality, promoting interoperability, cost and improvement activities.  Qualification for the MIPS incentive payments requires the use of EHRs that are certified as having certain capabilities designated in standards adopted by CMS and by the Office of the National Coordinator for Health Information Technology of the Department of Health and Human Services.  These standards have been subject to change.

Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to MIPS and other incentive programs.    In order to maintain certification of our EHR products, we must satisfy these changing governmental standards.  If any of our EHR systems do not meet these standards, yet have been relied upon by health care providers to receive federal incentive payments, as noted above, we are exposed to risk, such as under federal health care fraud and abuse laws, including the False Claims Act.  For example, on May 31, 2017, the U.S. Department of Justice announced a $155 million settlement and 5-year corporate integrity agreement involving a vendor of certified EHR systems, based on allegations that the vendor, by misrepresenting capabilities to the certifying body, caused its health care provider customers to submit false Medicare and Medicaid claims for meaningful use incentive payments in violation of the False Claims Act.  While we believe we are substantially in compliance with such certifications and with applicable fraud and abuse laws and regulations, and we have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our practices in response to changes in applicable law or interpretation of laws, could have a material adverse effect on our business.  Moreover, in order to satisfy our customers, our products may need to incorporate increasingly complex reporting functionality.  Although we believe we are positioned to accomplish this, the effort may involve increased costs, and our failure to implement product modifications, or otherwise satisfy applicable standards, could have a material adverse effect on our business.

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

Additionally, as electronic medical devices are increasingly connected to each other and to other technology, the ability of these connected systems safely and effectively to exchange and use exchanged information becomes increasingly important.  For example, on September 6, 2017, the FDA issued final guidance to assist industry in identifying specific considerations related to the ability of electronic medical devices to safely and effectively exchange and use exchanged information.  As a medical device manufacturer, we must manage risks including those associated with an electronic interface that is incorporated into a medical device.

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

Results of Operations

The following table summarizes the significant components of our operating results and cash flows for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	Three Months Ended
	March 30,	March 31,
	2019	2018
Operating results:
Net sales ..............................................................................................................................................................................	$2,360,268	$2,273,450
Cost of sales .........................................................................................................................................................................	1,608,578	1,554,321
Gross profit ......................................................................................................................................................................	751,690	719,129
Operating expenses:
Selling, general and administrative ........................................................................................................................................	574,608	554,214
Restructuring costs ............................................................................................................................................................	4,641	2,675
Operating income...........................................................................................................................................................	$172,441	$162,240

Other expense, net .................................................................................................................................................................	$(11,949)	$(14,201)
Net income from continuing operations......................................................................................................................................	123,640	114,717
Income (loss) from discontinued operations................................................................................................................................	(8,630)	28,684
Net income attributable to Henry Schein, Inc. .............................................................................................................................	109,783	140,218

Cash flows:
Net cash provided by (used in) operating activities from continuing operations..................................................................................	$133,334	$(64,608)
Net cash used in investing activities from continuing operations......................................................................................................	(596,527)	(21,928)
Net cash provided by financing activities from continuing operations..............................................................................................	484,076	7,209

Plans of Restructuring

On July 9, 2018, we committed to an initiative to rationalize our operations and provide expense efficiencies. These actions will allow us to execute on our plan to reduce our cost structure and fund new initiatives that are expected to drive future growth under our 2018 to 2020 strategic plan.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The total 2018 costs associated with the actions to complete this restructuring were $54.4 million from continuing operations, consisting primarily of severance costs.

We plan to continue restructuring activities in the first half of 2019 and expect to incur additional restructuring costs related to these activities during Q1 and Q2 2019.  At this time we are identifying specific opportunities and cannot reasonably estimate the amount of additional restructuring costs in 2019.

Three Months Ended March 30, 2019 Compared to Three Months Ended March 31, 2018

Net Sales

Net sales for the three months ended March 30, 2019 and March 31, 2018 were as follows (in thousands):

		March 30,	% of	March 31,	% of	Increase
		2019	Total	2018	Total	$	%
Health care distribution (1):
	Dental ............................................................................................................................................................................................	$1,546,468	65.5%	$1,547,558	68.1%	$(1,090)	(0.1)%
	Medical ..........................................................................................................................................................................................	683,660	29.0	640,400	28.2	43,260	6.8
	Total health care distribution ..............................................................................................................................................................	2,230,128	94.5	2,187,958	96.2	42,170	1.9
Technology and value-added services (2).......................................................................................................................................................		115,510	4.9	85,492	3.8	30,018	35.1
	Total excluding Corporate TSA revenue.................................................................................................................................................	2,345,638	99.4	2,273,450	100.0	72,188	3.2
Corporate TSA revenue(3).......................................................................................................................................................................		14,630	0.6	-	-	14,630	-
	Total ..........................................................................................................................................................................................	$2,360,268	100.0%	$2,273,450	100.0%	$86,818	3.8

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
(3)

Corporate TSA revenues represents sales of certain animal health products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which we expect to continue through 2020.

The 3.8% increase in net sales for the three months ended March 30, 2019 includes an increase of 6.6% local currency growth (4.3% increase in internally generated revenue and 2.3% growth from acquisitions) partially offset by a decrease of 2.8% related to foreign currency exchange.  Excluding sales of Animal Health products under the transition services agreement with Covetrus, our net sales increased 3.2%, including local currency growth of  6.0% (3.7% increase in internally generated revenue and 2.3% growth from acquisitions) partially offset by a decrease of 2.8% related to foreign currency exchange.

The 0.1% decrease in dental net sales for the three months ended March 30, 2019 includes an increase of 3.8% local currency growth (3.2% increase in internally generated revenue and 0.6% growth from acquisitions) offset by a decrease of 3.9% related to foreign currency exchange.  The 3.8% increase in local currency sales was due to increases in dental equipment sales and service revenues of 1.3%, all of which is attributable to an increase in internally generated revenue, and dental consumable merchandise sales growth of 4.5% (3.7% increase in internally generated revenue and 0.8% growth from acquisitions).

The 6.8% increase in medical net sales for the three months ended March 30, 2019 includes an increase of 7.0% local currency growth (5.1% increase in internally generated revenue and 1.9% growth from acquisitions) partially offset by a decrease of 0.2% related to foreign currency exchange.

The 35.1% increase in technology and value-added services net sales for the three months ended March 30, 2019 includes an increase of 36.8% local currency growth (2.1% internally generated revenue and 34.7% growth from acquisitions) partially offset by a decrease of  1.7% related to foreign currency exchange.  The local currency growth in technology and value-added services revenue is affected by the revenue for certain products being recognized on an agency basis in 2018 that had been recognized on a gross basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 2.5%.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended March 30, 2019 and March 31, 2018 were as follows (in thousands):

	March 30,	Gross	March 31,	Gross	Increase
	2019	Margin %	2018	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$667,955	30.0%	$662,453	30.3%	$5,502	0.8%
Technology and value-added services........................................................................................................................................................	83,280	72.1	56,676	66.3	26,604	46.9
Total excluding Corporate TSA revenues................................................................................................................................................	751,235	32.0	719,129	31.6	32,106	4.5
Corporate TSA revenues.......................................................................................................................................................................	455	3.1	-	-	455	-
Total ..........................................................................................................................................................................................	$751,690	31.8	$719,129	31.6	$32,561	4.5

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

In connection with the completion of the Animal Health Spin-off (see Note 2 for additional details), we entered into a transition services agreement with Covetrus, pursuant to which Covetrus purchases certain animal health products from us.  The agreement provides that these products will be sold to Covetrus at a mark-up that ranges from 3% to 6% of our product cost.  We expect these sales to continue through 2020.

Within our health care distribution segment, gross profit margins may vary from one period to the next.  Changes in the mix of products sold as well as changes in our customer mix have been the most significant drivers affecting our gross profit margin.  For example, sales of our private label products achieve gross profit margins that are higher than average.  With respect to customer mix, sales to our large-group customers are typically completed at lower gross margins due to the higher volumes sold as opposed to the gross margin on sales to office-based practitioners, who normally purchase lower volumes at greater frequencies.

Health care distribution gross profit increased $5.5 million, or 0.8%, for the three months ended March 30, 2019 compared to the prior year period.  The overall increase in our health care distribution gross profit is attributable to $3.2 million additional gross profit from growth in internally generated revenue and $8.1 million is attributable to acquisitions.  These increases were partially offset by a $5.8 million decline in gross profit due to the decrease in the gross margin rates.  Health care distribution gross profit margin decreased to 30.0% for the three months ended March 30, 2019 from 30.3% for the comparable prior year period.

Technology and value-added services gross profit increased $26.6 million, or 46.9%, for the three months ended March 30, 2019 compared to the prior year period.  Acquisitions accounted for $26.6 million of our gross profit increase within our technology and value-added services segment for the three months ended March 30, 2019 compared to the prior year period.  Technology and value-added services gross profit margin increased to 72.1% for the three months ended March 30, 2019 from 66.3% for the comparable prior year period, primarily due to additional product offerings at higher gross profit margins in our Henry Schein One subsidiary which was formed on July 1, 2018.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended March 30, 2019 and March 31, 2018 were as follows (in thousands):

		% of		% of
	March 30,	Respective	March 31,	Respective	Increase
	2019	Net Sales	2018	Net Sales	$	%
Health care distribution .......................................................................................................................................................................	$523,798	23.5%	$525,307	24.0%	$(1,509)	(0.3)%
Technology and value-added services.......................................................................................................................................................	55,451	48.0	31,582	36.9	23,869	75.6
Total ........................................................................................................................................................................................	$579,249	24.5	$556,889	24.5	$22,360	4.0

Selling, general and administrative expenses increased $22.4 million, or 4.0%, for the three months ended March 30, 2019 from the comparable prior year period.  The $1.5 million decrease in selling, general and administrative expenses within our health care distribution segment for the three months ended March 30, 2019 as compared to the prior year period was attributable to $9.4 million of additional costs from acquired companies, and a reduction of $10.9 million of operating costs.  The $23.9 million increase in selling, general and administrative expenses within our technology and value-added services segment for the three months ended March 30, 2019 as compared to the prior year period was attributable to $24.7 million of additional costs from acquired companies and a reduction of $0.8 million of operating costs.  As a percentage of net sales, selling, general and administrative expenses remained consistent at 24.5%.

As a component of total selling, general and administrative expenses, selling expenses increased $9.0 million, or 2.5% to $368.7 million, for the three months ended March 30, 2019 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 15.6% from 15.8% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $13.4 million, or 6.8% to $210.6 million, for the three months ended March 30, 2019 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 8.9% from 8.4% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended March 30, 2019  and March 31, 2018 was as follows (in thousands):

	March 30,	March 31,	Variance
	2019	2018	$	%
Interest income ........................................................................................................................................................................	$4,771	$3,453	$1,318	38.2%
Interest expense .......................................................................................................................................................................	(16,301)	(16,904)	603	3.6
Other, net ..............................................................................................................................................................................	(419)	(750)	331	44.1
Other expense, net .............................................................................................................................................................	$(11,949)	$(14,201)	$2,252	15.9

Interest income increased $1.3 million primarily due to increased investment and late fee income.  Interest expense decreased $0.6 million primarily due to decreased borrowings under our bank credit lines.

Income Taxes

For the three months ended March 30, 2019, our effective tax rate was 24.6% compared to 24.4% for the prior year period. The difference between our effective tax rates and the federal statutory tax rate primarily relates to state and foreign income taxes and interest expense.

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

On February 7, 2019, we completed the Animal Health Spin-off.  On the Distribution Date we received a tax free distribution of $1,120 million from Covetrus, which has been used to pay down our debt, thereby generating additional debt capacity that can be used for general corporate purposes, including share repurchases and mergers and acquisitions.

Net cash from continuing operations provided by operating activities was $133.3 million for the three months ended March 30, 2019, compared to net cash from continuing operations used in operating activities of $64.6 million for the comparable prior year period.  The net change of $197.9 million was primarily attributable to decreases in working capital requirements and increased distributions from equity affiliates.

Net cash from continuing operations used in investing activities was $596.5 million for the three months ended March 30, 2019, compared to $21.9 million for the comparable prior year period.  The net change of $574.6 million was primarily attributable to increased payments for equity investments and business acquisitions.

Net cash provided by financing activities from continuing operations was $484.1 million for the three months ended March 30, 2019, compared to $7.2 million for the comparable prior year period.  The net change of $476.9 million was primarily due to a distribution received related to the Animal Health Spin-off, proceeds from the Animal Health Share Sale, a reduction in acquisitions of noncontrolling interests in subsidiaries, partially offset by increased repayments of debt related to the Animal Health Spin-off, payments to the Henry Schein Animal Health Business and increased repurchases of our common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 30,	December 29,
	2019	2018
Cash and cash equivalents ............................................................................................................................................................	$88,115	$56,885
Working capital (1).......................................................................................................................................................................	1,230,335	956,393

Debt:
Bank credit lines ......................................................................................................................................................................	$299,914	$951,458
Current maturities of long-term debt ............................................................................................................................................	9,117	8,280
Long-term debt ........................................................................................................................................................................	973,500	980,344
Total debt ..........................................................................................................................................................................	$1,282,531	$1,940,082

Leases:
Current operating lease liabilities.............................................................................................................................................	$68,460	$-
Non-current operating lease liabilities.......................................................................................................................................	187,308	-

(1)	Includes $432 million and $422 million of accounts receivable which serve as security for U.S. trade accounts receivable securitization at March 30, 2019 and December 29, 2018, respectively.

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 45.7 days as of March 30, 2019 from 44.2 days as of March 31, 2018.  During the three months ended March 30, 2019, we wrote off approximately $1.4 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations increased to 4.6 as of March 30, 2019 from 4.3 as of March 31, 2018.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

Bank credit lines consisted of the following:

	March 30,	December 29,
	2019	2018
Revolving credit agreement..........................................................................................................................................................	$225,000	$175,000
Other short-term bank credit lines..................................................................................................................................................	74,914	376,458
Committed loan associated with Animal Health Spin-off...................................................................................................................	-	400,000
Total .......................................................................................................................................................................................	$299,914	$951,458

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of March 30, 2019 and December 29, 2018, the borrowings on this revolving credit facility were $225.0 million and $175.0 million, respectively.  As of March 30, 2019 and December 29, 2018, there were $9.6 million and $11.2 million of letters of credit, respectively, provided to third parties under the credit facility.

Other Short-Term Credit Lines

As of March 30, 2019 and December 29, 2018, we had various other short-term bank credit lines available, of which $74.9 million and $376.5 million, respectively, were outstanding.  At March 30, 2019 and December 29, 2018, borrowings under all of our credit lines had a weighted average interest rate of 3.44% and 3.30%, respectively.

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

Long-term debt

Long-term debt consisted of the following:

	March 30,	December 29,
	2019	2018
Private placement facilities ..........................................................................................................................................................	$621,104	$628,189
U.S. trade accounts receivable securitization ...................................................................................................................................	350,000	350,000
Various collateralized and uncollateralized loans payable with interest in varying installments through 2023 at interest rates
ranging from 2.61% to 4.17% at March 30, 2019 and
ranging from 2.61% to 4.17% at December 29, 2018 .....................................................................................................................	7,467	6,491
Finance lease obligations payable through 2029 with interest rates ranging from 1.45% to 6.00% at March 30, 2019 and
ranging from 1.45% to 6.00% at December 29, 2018 .....................................................................................................................	4,046	3,944
Total .......................................................................................................................................................................................	982,617	988,624
Less current maturities ................................................................................................................................................................	(9,117)	(8,280)
Total long-term debt .............................................................................................................................................................	$973,500	$980,344

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

The components of our private placement facility borrowings as of March 30, 2019 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	21,429	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(325)
	$621,104

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  Our current facility, which has a purchase limit of $350 million, expires on April 29, 2020.  The borrowings outstanding under this securitization facility were $350 million as of both March 30, 2019 and December 29, 2018, respectively.  At March 30, 2019, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.65% plus 0.75%, for a combined rate of 3.40%.  At December 29, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.66% plus 0.75%, for a combined rate of 3.41%.

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

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment. Our leases have remaining terms of less than 1 year to 11 years, some of which may include options to extend the leases for up to 10 years.  As of March 30, 2019, our current and non-current operating lease liabilities were $68.5 million and $187.3 million, respectively.

Stock Repurchases

From June 21, 2004 through March 30, 2019, we repurchased $3.0 billion, or 60,712,514 shares, under our common stock repurchase programs, with $250.0 million available as of March 30, 2019 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the three months ended March 30, 2019 and the year ended December 29, 2018 are presented in the following table:

	March 30,	December 29,
	2019	2018
Balance, beginning of period ..................................................................................................................................................	$219,724	$465,585
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(6,057)	(287,767)
Increase in redeemable noncontrolling interests due to
business acquisitions..........................................................................................................................................................	69,795	4,655
Net income attributable to redeemable noncontrolling interests .....................................................................................................	3,378	15,327
Dividends declared ...............................................................................................................................................................	(2,441)	(8,206)
Effect of foreign currency translation gain attributable to
redeemable noncontrolling interests .....................................................................................................................................	(191)	(11,330)
Change in fair value of redeemable securities ............................................................................................................................	2,492	41,460
Balance, end of period ..........................................................................................................................................................	$286,700	$219,724

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  Any adjustments to these accrual amounts are recorded in our consolidated statement of income.  For the three months ended March 30, 2019 and March 31, 2018, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Noncontrolling Interests

Noncontrolling interests represent our less than 50% ownership interest in an acquired subsidiary. Our net income is reduced by the portion of the subsidiaries net income that is attributable to noncontrolling interests.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 29, 2018.  For a discussion of critical accounting policies and estimates as well as accounting policies adopted, please refer to Note 2 of the Notes to Consolidated Financial Statements included in item 1.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018.  This ASU is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance of this ASU is effective.  Based upon the level and makeup of our financial asset portfolio, past loan loss activity and current known activity regarding our outstanding loans, we do not expect that this ASU will have a material impact on our consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 29, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 30, 2019 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of acquisitions, continued acquisition integrations, systems implementations, and lease accounting control enhancements undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended March 30, 2019, we completed the acquisition of a medical, technology and dental business in North America as well as dental businesses in Europe and Asia having approximate aggregate annual revenues of $248 million.  In addition, post-acquisition integration related activities continued for our global dental and technology businesses acquired during prior quarters, representing aggregate annual revenues of approximately $304 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition.

Also, during the quarter ended March 30, 2019, we completed the Animal Health Spin-off, representing approximate aggregate annual revenues of $3.7 billion, and post-implementation systems improvement activities continued for a new equipment system implemented during prior quarters for our U.S. dental business to centers representing approximate aggregate annual revenues of $638 million.

Finally, in connection with the implementation of ASC 842, Leases, we implemented changes to our processes related to evaluating the accounting and disclosures for leases including the control activities within them.  These changes include development of a new policy and procedures based upon the new lease accounting standards including training, ongoing lease reviews, and gathering of information provided for disclosures.

All acquisitions integrations, systems implementations and lease accounting control enhancements involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Beginning in January 2016, purported class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”) and Henry Schein, Inc. Although there were factual and legal variations among these complaints, each of these complaints alleges, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors.  On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes.  On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB.  In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. (“Burkhart”) not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a classwide basis.  The court has scheduled a fairness hearing for June 14, 2019.  Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco, Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016.  As a result, in our third quarter of fiscal 2018, we recorded a charge of $38.5 million, which was paid into a settlement fund in January 2019.

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

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc. The FTC alleges, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners.  The FTC alleges that defendants conspired in violation of Section 5 of the FTC Act.  The complaint seeks equitable relief only and does not seek monetary damages.  We deny the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups and intend to defend ourselves vigorously against this action. A hearing before an administrative law judge began on October 16, 2018 and the hearing record was closed on February 21, 2019.  The matter is ongoing and a decision has not yet been issued.   We believe this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

On May 3, 2018, a purported class action complaint, Marion Diagnostic Center, LLC, et al. v. Becton, Dickinson, and Co., et al., Case No. 3:18-cv-010509, was filed in the U.S. District Court for the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Premier, Inc. (“Premier”), Vizient, Inc. (“Vizient”), Cardinal Health, Inc. (“Cardinal”), Owens & Minor Inc. (“O&M”), Henry Schein, Inc., and Unnamed Becton Distributor Co-Conspirators.  The complaint alleges that the defendants entered into a vertical conspiracy to force health care providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and inflate the prices of certain Becton products to above-competitive levels.  The named plaintiffs seek to represent three separate classes consisting of all health care providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Premier, Vizient, Cardinal, O&M or Henry Schein on or after May 3, 2014.  The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, treble damages, reasonable attorneys’ fees and costs and expenses, and pre-judgment and post-judgment interest.  On June 15, 2018, an amended complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as an additional defendant.  On November 30, 2018, the District Court granted defendants’ motion to dismiss and entered a final judgment, dismissing plaintiffs’ complaint with prejudice.  On December 27, 2018, plaintiffs appealed the District Court’s decision to the Seventh Circuit Court of Appeals.  We intend to defend ourselves vigorously against this action.

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

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have currently been named as a defendant in multiple lawsuits (currently less than fifty (50)) which allege claims similar to those alleged in the County of Summit Action.  None of these other cases have been set for trial.  These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL.  Sales of opioids in North America (excluding the Henry Schein Animal Health Business) in 2018 were less than 1% of Henry Schein’s North American sales (excluding the Henry Schein Animal Health Business).  We intend to defend ourselves vigorously against these actions.

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

As of March 30, 2019, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 29, 2018.

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

As of March 30, 2019, we had repurchased approximately $3.0 billion of common stock (60,712,514 shares) under these initiatives, with $250.0 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended March 30, 2019.

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
12/30/2018 through 02/1/19	-	$-	-	6,602,798
02/02/19 through 03/02/19	1,125,000	59.72	1,125,000	5,540,469
03/03/19 through 03/30/19	1,398,137	59.23	1,398,137	4,159,045
	2,523,137		2,523,137

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 6.  EXHIBITS

Exhibits.

10.1

Form of 2019 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).**+

10.2

Form of 2019 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).**+

10.3	Form of Change in Control Agreement between us and certain executive officers who are a party thereto (Walter Siegel). **+
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

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

Dated: May 7, 2019