Form 10-Q
period 2019-06-29
HENRY SCHEIN INC
filed 2019-08-06
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

or

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

11747

(Zip Code)

(631) 843-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	HSIC	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of July 29, 2019, there were 148,259,226 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 29,	December 29,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,924	$56,885
Accounts receivable, net of reserves of $54,130 and $53,121	1,203,925	1,168,776
Inventories, net	1,367,516	1,415,512
Prepaid expenses and other	452,349	451,033
Assets of discontinued operations	-	1,083,014
Total current assets	3,108,714	4,175,220
Property and equipment, net	315,422	314,221
Operating lease right-of-use assets, net	236,113	-
Goodwill	2,431,103	2,081,029
Other intangibles, net	631,337	376,031
Investments and other	389,648	420,367
Assets of discontinued operations	-	1,133,659
Total assets	$7,112,337	$8,500,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$745,621	$785,756
Bank credit lines	242,787	951,458
Current maturities of long-term debt	9,136	8,280
Operating lease liabilities	68,288	-
Liabilities of discontinued operations	-	577,607
Accrued expenses:
Payroll and related	224,574	242,876
Taxes	108,590	154,613
Other	426,281	498,237
Total current liabilities	1,825,277	3,218,827
Long-term debt	973,147	980,344
Deferred income taxes	72,177	27,218
Operating lease liabilities	178,240	-
Other liabilities	329,568	357,741
Liabilities of discontinued operations	-	62,453
Total liabilities	3,378,409	4,646,583

Redeemable noncontrolling interests	287,714	219,724
Redeemable noncontrolling interests from discontinued operations	-	92,432
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 480,000,000 shares authorized,
147,823,846 outstanding on June 29, 2019 and
151,401,668 outstanding on December 29, 2018	1,478	1,514
Additional paid-in capital	65,356	-
Retained earnings	2,900,387	3,208,589
Accumulated other comprehensive loss	(139,944)	(248,771)
Total Henry Schein, Inc. stockholders' equity	2,827,277	2,961,332
Noncontrolling interests	618,937	580,456
Total stockholders' equity	3,446,214	3,541,788
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$7,112,337	$8,500,527

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018

Net sales	$2,447,827	$2,316,032	$4,808,095	$4,589,482
Cost of sales	1,680,396	1,597,704	3,288,974	3,152,025
Gross profit	767,431	718,328	1,519,121	1,437,457
Operating expenses:
Selling, general and administrative	593,218	552,723	1,167,826	1,106,937
Restructuring costs	11,925	8,497	16,566	11,172
Operating income	162,288	157,108	334,729	319,348
Other income (expense):
Interest income	3,654	3,724	8,425	7,177
Interest expense	(12,785)	(17,235)	(29,086)	(34,139)
Other, net	(1,416)	(437)	(1,835)	(1,187)
Income from continuing operations before taxes, equity in
earnings of affiliates and noncontrolling interests	151,741	143,160	312,233	291,199
Income taxes	(35,880)	(33,879)	(75,362)	(70,021)
Equity in earnings of affiliates	5,556	5,310	8,186	8,130
Net income from continuing operations	121,417	114,591	245,057	229,308
Income (loss) from discontinued operations	(2,221)	32,918	(11,217)	66,832
Net Income	119,196	147,509	233,840	296,140
Less: Net income attributable to noncontrolling interests	(4,664)	(3,955)	(9,891)	(7,138)
Less: Net (income) loss attributable to noncontrolling interests
from discontinued operations	-	(2,342)	366	(7,572)
Net income attributable to Henry Schein, Inc.	$114,532	$141,212	$224,315	$281,430
Amounts attributable to Henry Schein Inc.:
Continuing operations	$116,753	$110,636	$235,166	$222,170
Discontinued operations	(2,221)	30,576	(10,851)	59,260
Net income attributable to Henry Schein, Inc.	$114,532	$141,212	$224,315	$281,430

Earnings per share from continuing operations attributable to Henry Schein, Inc.:

Basic	$0.79	$0.72	$1.58	$1.45
Diluted	$0.78	$0.72	$1.56	$1.44

Earnings (loss) per share from discontinued operations attributable to Henry Schein, Inc.:

Basic	$(0.01)	$0.20	$(0.07)	$0.39
Diluted	$(0.01)	$0.20	$(0.07)	$0.38

Earnings per share attributable to Henry Schein, Inc.:

Basic	$0.77	$0.92	$1.50	$1.84
Diluted	$0.77	$0.92	$1.49	$1.83

Weighted-average common shares outstanding:
Basic	148,148	153,353	149,310	153,210
Diluted	149,423	154,189	150,560	154,163

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018

Net income	$119,196	$147,509	$233,840	$296,140

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	10,107	(129,796)	16,709	(95,572)

Unrealized gain (loss) from foreign currency hedging
activities	958	1,955	(323)	1,053

Unrealized investment gain (loss)	3	(1)	6	(1)

Pension adjustment gain (loss)	(285)	963	432	940

Other comprehensive income (loss), net of tax	10,783	(126,879)	16,824	(93,580)
Comprehensive income	129,979	20,630	250,664	202,560
Comprehensive income attributable to noncontrolling
interests:
Net income	(4,664)	(6,297)	(9,525)	(14,710)
Foreign currency translation (gain) loss	(849)	13,375	(1,405)	12,255
Comprehensive income attributable to noncontrolling
interests	(5,513)	7,078	(10,930)	(2,455)

Comprehensive income attributable to Henry Schein, Inc.	$124,466	$27,708	$239,734	$200,105

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, March 30, 2019	148,996,092	$1,490	$86,128	$2,859,182	$(149,878)	$617,751	$3,414,673
Cumulative impact of adopting new accounting standards	-	-	-	(274)	-	-	(274)
Net income (excluding $3,135 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	114,532	-	1,529	116,061
Foreign currency translation gain (excluding gain of $1,027
attributable to Redeemable noncontrolling interests)	-	-	-	-	9,258	(178)	9,080
Unrealized gain from foreign currency hedging activities,
net of tax of $293	-	-	-	-	958	-	958
Unrealized investment gain, net of tax of $0	-	-	-	-	3	-	3
Pension adjustment loss, including tax benefit of $95	-	-	-	-	(285)	-	(285)
Dividends paid	-	-	-	-	-	(146)	(146)
Other adjustments	-	-	(2)	-	-	-	(2)
Change in fair value of redeemable securities	-	-	6,692	-	-	-	6,692
Initial noncontrolling interests and related adjustments related
business acquisitions	-	-	-	-	-	(19)	(19)
Repurchase and retirement of common stock	(1,182,210)	(12)	(3,717)	(73,053)	-	-	(76,782)
Stock-based compensation expense	11,658	-	12,662	-	-	-	12,662
Shares withheld for payroll taxes	(1,694)	-	(123)	-	-	-	(123)
Settlement of stock-based compensation awards	-	-	32	-	-	-	32
Separation of Animal Health business	-	-	(36,316)	-	-	-	(36,316)
Balance, June 29, 2019	147,823,846	$1,478	$65,356	$2,900,387	$(139,944)	$618,937	$3,446,214

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, March 31, 2018	154,025,003	$1,540	$-	$2,998,328	$(97,888)	$9,936	$2,911,916
Net income (excluding $6,047 attributable to Redeemable
noncontrolling interests)	-	-	-	141,212	-	250	141,462
Foreign currency translation loss (excluding loss of $10,638							-
attributable to Redeemable noncontrolling interests)	-	-	-	-	(116,421)	(943)	(117,364)
Unrealized gain from foreign currency hedging activities,							-
including tax of $614	-	-	-	-	1,955	-	1,955
Unrealized investment loss, including tax benefit of $0	-	-	-	-	(1)	-	(1)
Pension adjustment gain, including tax of $370	-	-	-	-	963	-	963
Dividends paid	-	-	-	-	-	(163)	(163)
Other adjustments	-	-	(30)	-	-	(39)	(69)
Purchase of noncontrolling interests	-	-	-	-	-	(215)	(215)
Change in fair value of redeemable securities	-	-	(34,346)	-	-	-	(34,346)
Initial noncontrolling interests and related adjustments related
business acquisitions	-	-	-	-	-	545	545
Repurchase and retirement of common stock	(769,280)	(8)	(10,240)	(43,107)	-	-	(53,355)
Stock issued upon exercise of stock options	-	-	-	-	-	-	-
Stock-based compensation expense	(10,885)	-	14,591	-	-	-	14,591
Shares withheld for payroll taxes	(16,540)	-	(1,295)	-	-	-	(1,295)
Settlement of stock-based compensation awards	3,371	-	(40)	-	-	-	(40)
Deferred tax benefit arising from acquisition of
noncontrolling interest in partnership	-	-	58,325	-	-	-	58,325
Transfer of charges in excess of capital	-	-	(26,965)	26,965	-	-	-
Balance, June 30, 2018	153,231,669	$1,532	$-	$3,123,398	$(211,392)	$9,371	$2,922,909

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data) (unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, December 29, 2018	151,401,668	$1,514	$-	$3,208,589	$(248,771)	$580,456	$3,541,788
Cumulative impact of adopting new accounting standards	-	-	-	(274)	-	-	(274)
Net income (excluding $6,513 attributable to Redeemable
noncontrolling interests from continuing operations
and ($366) from discontinued operations)	-	-	-	224,315	-	3,378	227,693
Foreign currency translation gain (loss) (excluding gain of $836 attributable to Redeemable noncontrolling interests
and $592 gain from discontinued operations)	-	-	-	-	15,304	(23)	15,281
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $ 29	-	-	-	-	(323)	-	(323)
Unrealized investment gain, net of tax of $1	-	-	-	-	6	-	6
Pension adjustment gain, net of tax of $129	-	-	-	-	432	-	432
Dividends paid	-	-	-	-	-	(215)	(215)
Other adjustments	-	-	(4)	-	-	-	(4)
Purchase of noncontrolling interests
Change in fair value of redeemable securities	-	-	4,200	-	-	-	4,200
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	35,341	35,341
Adjustment for Animal Health Spin-off	87,629	1	-	-	-	-	1
Repurchase and retirement of common stock	(3,705,347)	(37)	(36,203)	(190,542)	-	-	(226,782)
Stock issued upon exercise of stock options	2,526	-	34	-	-	-	34
Stock-based compensation expense	212,535	2	20,095	-	-	-	20,097
Shares withheld for payroll taxes	(175,165)	(2)	(10,566)	-	-	-	(10,568)
Settlement of stock-based compensation awards	-	-	388	-	-	-	388
Share Sale related to Animal Health business	-	-	361,090	-	-	-	361,090
Separation of Animal Health business	-	-	(72,221)	(543,158)	93,408	-	(521,971)
Transfer of charges in excess of capital	-	-	(201,457)	201,457	-	-	-
Balance, June 29, 2019	147,823,846	$1,478	$65,356	$2,900,387	$(139,944)	$618,937	$3,446,214
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, December 30, 2017	153,690,146	$1,537	$-	$2,940,029	$(130,067)	$12,911	$2,824,410
Cumulative impact of adopting new accounting standards	-	-	-	2,594	-	-	2,594
Net income (excluding $14,371 attributable to Redeemable
noncontrolling interests)	-	-	-	281,430	-	339	281,769
Foreign currency translation loss (excluding loss of $11,535
attributable to Redeemable noncontrolling interests)	-	-	-	-	(83,317)	(720)	(84,037)
Unrealized gain from foreign currency hedging activities,
net of tax of $432	-	-	-	-	1,053	-	1,053
Unrealized investment loss, net of tax of $0	-	-	-	-	(1)	-	(1)
Pension adjustment gain, including tax of $370	-	-	-	-	940	-	940
Dividends paid	-	-	-	-	-	(324)	(324)
Other adjustments	-	-	(23)	-	-	740	717
Purchase of noncontrolling interests	-	-	-	-	-	(215)	(215)
Change in fair value of redeemable securities	-	-	(116,707)	-	-	-	(116,707)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	(3,360)	(3,360)
Repurchase and retirement of common stock	(769,280)	(8)	(10,240)	(43,107)	-	-	(53,355)
Stock issued upon exercise of stock options	151,516	2	3,020	-	-	-	3,022
Stock-based compensation expense	419,445	4	23,341	-	-	-	23,345
Shares withheld for payroll taxes	(263,529)	(3)	(17,686)	-	-	-	(17,689)
Settlement of stock-based compensation awards	3,371	-	(222)	-	-	-	(222)
Deferred tax benefit arising from acquisition of
noncontrolling interest in partnership	-	-	60,969	-	-	-	60,969
Transfer of charges in excess of capital	-	-	57,548	(57,548)	-	-	-
Balance, June 30, 2018	153,231,669	$1,532	$-	$3,123,398	$(211,392)	$9,371	$2,922,909

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 29,	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$233,840	$296,140
Income (loss) from discontinued operations	(11,217)	66,832
Income from continuing operations	245,057	229,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,355	71,147
Stock-based compensation expense	19,772	21,054
Provision for losses on trade and other accounts receivable	3,976	5,328
Provision for deferred income taxes	2,284	(224)
Equity in earnings of affiliates	(8,186)	(8,130)
Distributions from equity affiliates	61,357	9,344
Changes in unrecognized tax benefits	4,435	757
Other	(1,045)	(2,078)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,452)	(38,802)
Inventories	86,803	(68,010)
Other current assets	(62,098)	(4,448)
Accounts payable and accrued expenses	(125,472)	(103,378)
Net cash provided by operating activities from continuing operations	298,786	111,868
Net cash provided by (used in) operating activities from discontinued operations	(169,294)	105,018
Net cash provided by operating activities	129,492	216,886

Cash flows from investing activities:
Purchases of fixed assets	(30,708)	(30,229)
Payments for equity investments and business
acquisitions, net of cash acquired	(622,441)	(1,344)
Proceeds from sale of equity investment	10,500	-
Proceeds/(payments) for loan to affiliate	15,868	(18,200)
Other	(8,762)	(7,463)
Net cash used in investing activities from continuing operations	(635,543)	(57,236)
Net cash used in investing activities from discontinued operations	(2,064)	(17,404)
Net cash used in investing activities	(637,607)	(74,640)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	(709,012)	438,217
Proceeds from issuance of debt	741	100,000
Principal payments for long-term debt	(9,038)	(24,082)
Debt issuance costs	(391)	(177)
Proceeds from issuance of stock upon exercise of stock options	34	3,022
Payments for repurchases of common stock	(226,782)	(53,355)
Payments for taxes related to shares withheld for employee taxes	(10,527)	(17,665)
Distribution received related to Animal Health Spin-off	1,120,000	-
Proceeds related to Animal Health Share Sale	361,090	-
Proceeds from (distributions to) noncontrolling stockholders	49,398	(4,678)
Acquisitions of noncontrolling interests in subsidiaries	(2,270)	(286,156)
Payments to Henry Schein Animal Health Business	(212,957)	(290,744)
Net cash provided by (used in) financing activities from continuing operations	360,286	(135,618)
Net cash provided by (used in) financing activities from discontinued operations	150,274	(86,650)
Net cash provided by (used in) financing activities	510,560	(222,268)

Effect of exchange rate changes on cash and cash equivalents-continuing operations	4,510	13,305
Effect of exchange rate changes on cash and cash equivalents-discontinued operations	(2,240)	3,380
Net change in cash and cash equivalents from continuing operations	28,039	(67,681)
Net change in cash and cash equivalents from discontinued operations	(23,324)	4,344
Cash and cash equivalents, beginning of period	56,885	158,002
Cash and cash equivalents, end of period	$84,924	$90,321

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

For the consolidated VIE, the trade accounts receivable transferred to the VIE are pledged as collateral to the related debt. The creditors have recourse to us for losses on these trade accounts receivable. At June 29, 2019 and December 29, 2018, trade accounts receivable that can only be used to settle obligations of this VIE were $435 million and $422 million, respectively, and the liabilities of the VIE where the creditors have recourse to us were $350 million and $350 million, respectively.

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 29, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 28, 2019.

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

As a result of the Separation, the financial position and results of operations of the Henry Schein Animal Health Business are presented as discontinued operations and have been excluded from continuing operations and segment results for all periods presented. The accompanying Notes to the Consolidated Financial Statements have been revised to reflect the effect of the Separation and all prior year balances have been revised accordingly to reflect continuing operations only. The historical statements of Comprehensive Income (Loss) and Shareholders' Equity have not been revised to reflect the Separation and instead reflect the Separation as an adjustment to the balances at June 29, 2019.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Summarized financial information for our discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018

Net sales	$-	$1,010,645	$319,522	$1,957,633
Gross profit	-	182,745	59,425	359,207
Operating income (loss)	(2,056)	44,242	(7,525)	88,143
Income taxes	(83)	13,041	4,681	24,663
Income (loss) from discontinued operations	(2,221)	32,918	(11,217)	66,832
Net (income) loss attributable to noncontrolling interests	-	(2,342)	366	(7,572)
Net income (loss) from discontinued operations
attributable to Henry Schein, Inc.	(2,221)	30,576	(10,851)	59,260

The financial information above represents activity of the discontinued operations during the quarter through the Distribution Date.

The loss from discontinued operations for the three and six months ended June 29, 2019 was primarily attributable to the inclusion of approximately $2.2 million and $23.1 million, respectively, of transaction costs directly related to the Animal Health Spin-off.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following are the amounts of assets and liabilities that were transferred to Covetrus as of February 7, 2019 and December 29, 2018.

	February 7,	December 29,
	2019	2018
	(unaudited)	(unaudited)

Cash and cash equivalents	$6,815	$23,324
Accounts receivable, net	432,812	434,935
Inventories, net	536,637	555,230
Prepaid expenses and other	120,546	69,525
Total current assets of discontinued operations	1,096,810	1,083,014
Property and equipment, net	69,790	68,177
Operating lease right-of-use asset, net	57,012	-
Goodwill	742,931	739,266
Other intangibles, net	205,793	208,213
Investments and other	120,518	118,003
Total long-term assets of discontinued operations	1,196,044	1,133,659
Total assets of discontinued operations	$2,292,854	$2,216,673

Accounts payable	$316,162	$441,453
Current maturities of long-term debt	657	675
Operating lease liabilities	18,951	-
Accrued expenses:
Payroll and related	36,847	36,888
Taxes	24,060	17,552
Other	80,400	81,039
Total current liabilities of discontinued operations	477,077	577,607
Long-term debt	1,176,105	23,529
Deferred income taxes	17,019	4,352
Operating lease liabilities	38,668	-
Other liabilities	29,209	34,572
Total long-term liabilities of discontinued operations	1,261,001	62,453
Total liabilities of discontinued operations	$1,738,078	$640,060
Redeemable noncontrolling interests	$28,270	$92,432

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3 – Critical Accounting Policies and Accounting Pronouncements Adopted

Critical Accounting Policies

Except for the accounting policy for leases appearing below, implemented as a result of adopting Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), there have been no material changes in our critical accounting policies during the six months ended June 29, 2019, as compared to the critical accounting policies described in Item 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2018.

Leases

We determine if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, we include operating leases in Operating lease right-of-use (“ROU”) assets, Accrued expenses-Operating lease liabilities, and Non-current operating lease liabilities in our consolidated balance sheet. Finance leases are included in Property and equipment, Current maturities of long-term debt, and Long-term debt in our consolidated balance sheet.

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

Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 “Leases (Topic 842)” related to leases requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessors for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

We adopted the standard on December 30, 2018 using a modified retrospective approach utilizing a transition relief expedient method whereby we continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption, rather than in the earliest period presented without adjusting historical financial statements. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward the historical lease classification. Information related to leases as of June 29, 2019 is presented under Topic 842, while prior period amounts are not adjusted and continue to be reported under legacy guidance in Topic 840.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

Adoption of the new standard resulted in the recording of additional net operating lease assets of $259.9 million and operating lease liabilities of $267.3 million, and a decrease of $1.1 million and $8.5 million in prepaid rent and deferred rent liabilities, respectively. The standard did not materially impact our consolidated net income and had no impact on cash flows.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging” (Topic 815), which simplified the requirements for hedge accounting, more closely aligns hedge accounting risk with risk management activities and increases transparency of the scope and results of hedging activities. This ASU amends the presentation and disclosure requirements and changes how we can assess the effectiveness of our hedging relationships. This ASU will make more financial and nonfinancial hedging strategies eligible for hedge accounting. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 4 – Revenue from Contracts with Customers

Revenue is recognized in accordance with policies disclosed in Item 7 of our Annual Report on form 10-K for the year ended December 29, 2018.

Disaggregation of Revenue

The following table disaggregates our revenue by segment and geography:

	Three Months Ended			Six Months Ended
	June 29, 2019			June 29, 2019
	North America	International	Global	North America	International	Global
Revenues:
Health care distribution
Dental	$975,372	$625,979	$1,601,351	$1,898,966	$1,248,853	$3,147,819
Medical	678,358	19,200	697,558	1,340,653	40,565	1,381,218
Total health care distribution	1,653,730	645,179	2,298,909	3,239,619	1,289,418	4,529,037
Technology and value-added services	108,504	16,546	125,050	207,421	33,139	240,560
Total excluding Corporate TSA revenues (1)	1,762,234	661,725	2,423,959	3,447,040	1,322,557	4,769,597
Corporate TSA revenues (1)	1,760	22,108	23,868	3,021	35,477	38,498
Total revenues	$1,763,994	$683,833	$2,447,827	$3,450,061	$1,358,034	$4,808,095

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	North America	International	Global	North America	International	Global
Revenues:
Health care distribution
Dental	$975,144	$637,507	$1,612,651	$1,879,185	$1,281,024	$3,160,209
Medical	593,793	20,232	614,025	1,213,186	41,239	1,254,425
Total health care distribution	1,568,937	657,739	2,226,676	3,092,371	1,322,263	4,414,634
Technology and value-added services	72,565	16,791	89,356	141,806	33,042	174,848
Total excluding Corporate TSA revenues (1)	1,641,502	674,530	2,316,032	3,234,177	1,355,305	4,589,482
Corporate TSA revenues (1)	-	-	-	-	-	-
Total revenues	$1,641,502	$674,530	$2,316,032	$3,234,177	$1,355,305	$4,589,482

(1)

Corporate TSA revenues represents sales of certain animal health products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which we expect to continue through 2020.

At December 29, 2018, the current portion of contract liabilities of $65.3 million was reported in Accrued expenses: Other, and $5.0 million related to non-current contract liabilities was reported in Other liabilities. During the six months ended June 29, 2019, we recognized in revenue $44.8 million of the amounts previously deferred at December 29, 2018. At June 29, 2019, the current and non-current portion of contract liabilities were $59.1 million and $5.1 million, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 5 – Segment Data

We conduct our business through two reportable segments: (i) health care distribution and (ii) technology and value-added services. These segments offer different products and services to the same customer base.

The health care distribution reportable segment aggregates our global dental and medical operating segments. This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins. Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions. Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions. Our global dental and medical groups serve practitioners in 32 countries worldwide.

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

The following tables present information about our reportable and operating segments:

		Three Months Ended		Six Months Ended
		June 29,	June 30,	June 29,	June 30,
		2019	2018	2019	2018
Net Sales:
	Health care distribution (1):
	Dental	$1,601,351	$1,612,651	$3,147,819	$3,160,209
	Medical	697,558	614,025	1,381,218	1,254,425
	Total health care distribution	2,298,909	2,226,676	4,529,037	4,414,634
	Technology and value-added services (2)	125,050	89,356	240,560	174,848
	Total excluding Corporate TSA revenue	2,423,959	2,316,032	4,769,597	4,589,482
	Corporate TSA revenues (3)	23,868	-	38,498	-
	Total	$2,447,827	$2,316,032	$4,808,095	$4,589,482

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

		Three Months Ended		Six Months Ended
		June 29,	June 30,	June 29,	June 30,
		2019	2018	2019	2018
Operating Income:
	Health care distribution	$134,917	$130,526	$279,529	$267,672
	Technology and value-added services	27,371	26,582	55,200	51,676
	Total	$162,288	$157,108	$334,729	$319,348

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 6 – Debt

Bank Credit Lines

Bank credit lines consisted of the following:

	June 29,	December 29,
	2019	2018
Revolving credit agreement	$200,000	$175,000
Other short-term bank credit lines	42,787	376,458
Committed loan associated with Animal Health Spin-off	-	400,000
Total	$242,787	$951,458

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”). This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect that the LIBOR rate will be discontinued at some point during 2021. We expect to work with our lenders to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense. Additionally, the Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of June 29, 2019 and December 29, 2018, the borrowings on this revolving credit facility were $200.0 million and $175.0 million, respectively. As of June 29, 2019 and December 29, 2018, there were $9.6 million and $11.2 million of letters of credit, respectively, provided to third parties under the credit facility.

Other Short-Term Credit Lines

As of June 29, 2019 and December 29, 2018, we had various other short-term bank credit lines available, of which $42.8 million and $376.5 million, respectively, were outstanding. At June 29, 2019 and December 29, 2018, borrowings under all of our credit lines had a weighted average interest rate of 3.22% and 3.30%, respectively.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Long-term debt

Long-term debt consisted of the following:

	June 29,	December 29,
	2019	2018
Private placement facilities	$621,160	$628,189
U.S. trade accounts receivable securitization	350,000	350,000
Various collateralized and uncollateralized loans payable with interest in varying installments through 2024 at interest rates
ranging from 2.56% to 10.5% at June 29, 2019 and
ranging from 2.61% to 4.17% at December 29, 2018	6,992	6,491
Finance lease obligations payable through 2029 with interest rates ranging from 1.64% to 19.13% at June 29, 2019 and
ranging from 1.45% to 6.00% at December 29, 2018	4,131	3,944
Total	982,283	988,624
Less current maturities	(9,136)	(8,280)
Total long-term debt	$973,147	$980,344

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The components of our private placement facility borrowings as of June 29, 2019 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	21,429	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(269)
	$621,160

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, and was previously scheduled to expire on April 29, 2020 has been extended to April 29, 2022. The borrowings outstanding under this securitization facility were $350 million as of both June 29, 2019 and December 29, 2018, respectively. At June 29, 2019, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of2.49 % plus 0.75%, for a combined rate of 3.24%. At December 29, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.66% plus 0.75%, for a combined rate of 3.41%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 7 – Leases

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment. Our leases have remaining terms of less than one year to 11 years, some of which may include options to extend the leases for up to 10 years. The components of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 29,	June 29,
	2019	2019
Operating lease cost (1)	$23,798	$46,433
Finance lease cost:
Amortization of right-of-use assets	$260	$508
Interest on lease liabilities	34	57
Total finance lease cost	$294	$565

(1) Includes variable lease expenses.

Supplemental balance sheet information related to leases is as follows: (in thousands, except lease term and discount rate)
June 29,
2019
Operating Leases
Operating lease right-of-use assets, net	$236,113

Current operating lease liabilities	$68,288
Non-current operating lease liabilities	178,240
Total operating lease liabilities	$246,528

Finance Leases
Property and equipment, at cost	$10,683
Accumulated depreciation	(5,952)
Property and equipment, net of accumulated depreciation	$4,731

Current maturities of long-term debt	$1,006
Long-term debt	3,125
Total finance lease liabilities	$4,131

Weighted Average Remaining Lease Term in Years
Operating leases	5.4
Finance leases	6.6

Weighted Average Discount Rate
Operating leases	3.5%
Finance leases	2.3%

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Supplemental cash flow information related to leases is as follows (in thousands):
June 29,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$40,210
Operating cash flows for finance leases	44
Financing cash flows for finance leases	592
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$271,268
Finance leases	413

[1] Includes leases that commenced during the six months ended June 29, 2019 as well as balances related to leases in existence as of the date of the adoption of Topic 842.

Maturities of lease liabilities as of June 29, 2019 are as follows:
	Operating Leases	Finance Leases
2019 (excluding the six months ended June 29, 2019)	$39,936	$675
2020	65,110	1,014
2021	50,845	717
2022	34,495	361
2023	23,222	290
Thereafter	58,060	1,423
Total future lease payments	271,668	4,480
Less imputed interest	(25,140)	(349)
Total	$246,528	$4,131

As of June 29, 2019 we have additional operating leases with total lease payments of $14.9 million for buildings and vehicles that have not yet commenced. These operating leases will commence during 2019 with lease terms of two to 10.

As previously disclosed in our December 29, 2018 Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancelable operating leases and capital leases as of December 29, 2018 were as follows (in thousands):

	Operating Leases	Capital Leases
2019	$62,535	$976
2020	47,686	801
2021	34,633	501
2022	25,626	305
2023	19,560	283
Thereafter	62,918	1,430
Total minimum lease payments	$252,958	4,296
Less imputed interest (Capital leases only)		(352)
Total present value of minimum lease payments		$3,944

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 8 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the redeemable noncontrolling interests for the six months ended June 29, 2019 and the year ended December 29, 2018 are presented in the following table:

	June 29,	December 29,
	2019	2018
Balance, beginning of period	$219,724	$465,585
Decrease in redeemable noncontrolling interests due to
redemptions	(2,270)	(287,767)
Increase in redeemable noncontrolling interests due to business
acquisitions	72,238	4,655
Net income attributable to redeemable noncontrolling interests	6,513	15,327
Dividends declared	(5,127)	(8,206)
Effect of foreign currency translation gain attributable to
redeemable noncontrolling interests	836	(11,330)
Change in fair value of redeemable securities	(4,200)	41,460
Balance, end of period	$287,714	$219,724

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

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	June 29,	December 29,
	2019	2018
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(17,167)	$(18,595)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$(449)	$(426)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss	$(125,646)	$(234,799)
Unrealized loss from foreign currency hedging activities	(479)	(156)
Unrealized investment loss	-	(6)
Pension adjustment loss	(13,819)	(13,810)
Accumulated other comprehensive loss	$(139,944)	$(248,771)

Total Accumulated other comprehensive loss	$(157,560)	$(267,792)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net income	$119,196	$147,509	$233,840	$296,140

Foreign currency translation gain (loss)	10,107	(129,796)	16,709	(95,572)
Tax effect	-	-	-	-
Foreign currency translation gain (loss)	10,107	(129,796)	16,709	(95,572)

Unrealized gain (loss) from foreign currency hedging
activities	1,251	2,569	(352)	1,485
Tax effect	(293)	(614)	29	(432)
Unrealized gain (loss) from foreign currency hedging
activities	958	1,955	(323)	1,053

Unrealized investment gain (loss)	3	(1)	7	(1)
Tax effect	-	-	(1)	-
Unrealized investment gain (loss)	3	(1)	6	(1)

Pension adjustment gain (loss)	(380)	1,333	561	1,310
Tax effect	95	(370)	(129)	(370)
Pension adjustment gain (loss)	(285)	963	432	940
Comprehensive income	$129,979	$20,630	$250,664	$202,560

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

During the three months ended June 29, 2019 and June 30, 2018, we recognized, as a component of our comprehensive income, a foreign currency translation gain (loss) of $10.1 million and $(129.8) million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period. During the six months ended June 29, 2019 and June 30, 2018, we recognized, as a component of our comprehensive income, a foreign currency translation gain (loss) of $16.7 million and $(95.6) million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period. Our financial statements are denominated in the U.S. Dollar currency. Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income (loss). The foreign currency translation gain (loss) during the three and six months ended June 29, 2019 and June 30, 2018 was primarily impacted by changes in foreign currency exchange rates of the Euro, Brazilian Real, British Pound and Australian Dollar.

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Comprehensive income attributable to
Henry Schein, Inc.	$124,466	$27,708	$239,734	$200,105
Comprehensive income (loss) attributable to
noncontrolling interests	1,352	(693)	3,356	(381)
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests	4,161	(6,385)	7,574	2,836
Comprehensive income	$129,979	$20,630	$250,664	$202,560

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

Debt

The fair value of our debt, including bank credit lines, as of June 29, 2019 and December 29, 2018 was estimated at $1,225.1 million and $1,940.1 million, respectively. Factors that we considered when estimating the fair value of our debt include market conditions, such as interest rates and credit spreads.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 29, 2019 and December 29, 2018:

	June 29, 2019
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$2,567	$-	$2,567
Total assets	$-	$2,567	$-	$2,567

Liabilities:
Derivative contracts	$-	$1,840	$-	$1,840
Total liabilities	$-	$1,840	$-	$1,840

Redeemable noncontrolling interests	$-	$-	$287,714	$287,714

	December 29, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$12,533	$-	$12,533
Total assets	$-	$12,533	$-	$12,533

Liabilities:
Derivative contracts	$-	$1,708	$-	$1,708
Total liabilities	$-	$1,708	$-	$1,708

Redeemable noncontrolling interests	$-	$-	$219,724	$219,724

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 11 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

During the six months ended June 29, 2019 we completed the following acquisitions:

On March 4, 2019, we announced that we acquired North American Rescue (“NAR”), a leading provider of survivability and casualty-care medical products to the defense and public-safety markets. NAR has annual sales of approximately $184 million. As of June 29, 2019, we have recorded $158.8 million of goodwill related to this acquisition.

On March 18, 2019, we announced that our Henry Schein One subsidiary acquired Lighthouse 360, a provider of easy-to-use dental practice management and patient communication software. Lighthouse 360 has annual sales of approximately $50 million. As of June 29, 2019, we have recorded $143.4 million of goodwill related to this acquisition.

We completed certain other acquisitions during the six months ended June 29, 2019 which were immaterial to our financial statements individually and in the aggregate.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition. Any adjustments to these accrual amounts are recorded in our consolidated statements of income. For the six months ended June 29, 2019 and June 30, 2018, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 12 – Plans of Restructuring

On July 9, 2018, we committed to an initiative to rationalize our operations and provide expense efficiencies. These actions have allowed us to execute on our plan to reduce our cost structure and fund new initiatives that are expected to drive future growth under our 2018 to 2020 strategic plan. This initiative has resulted in the elimination of approximately 4% of our workforce and the closing of certain facilities.

During the three and six months ended June 29, 2019, we recorded restructuring costs of $11.9 million and $16.6 million, respectively. The total 2018 costs associated with the actions to complete this restructuring were $54.4 million from continuing operations, consisting primarily of severance costs. As of June 29, 2019, the restructuring activities under this initiative are complete and we do not expect to incur any additional restructuring charges for the remainder of 2019. The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 29, 2019 and during our 2018 fiscal year and the remaining accrued balance of restructuring costs as of June 29, 2019, which is included in Accrued expenses: Other within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 30, 2017	$3,087	$1,315	$24	$4,426
Provision	50,197	3,153	1,017	54,367
Payments and other adjustments	(23,320)	(2,865)	(883)	(27,068)
Balance, December 29, 2018	$29,964	$1,603	$158	$31,725
Provision	15,517	947	102	16,566
Payments	(17,297)	(1,053)	(78)	(18,428)
Balance, June 29, 2019	$28,184	$1,497	$182	$29,863

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 29, 2019 and during our 2018 fiscal year and the remaining accrued balance of restructuring costs as of June 29, 2019:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 30, 2017	$4,426	$-	$4,426
Provision	50,824	3,543	54,367
Payments and other adjustments	(24,959)	(2,109)	(27,068)
Balance, December 29, 2018	$30,291	$1,434	$31,725
Provision	15,887	679	16,566
Payments	(17,009)	(1,419)	(18,428)
Balance, June 29, 2019	$29,169	$694	$29,863

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Basic	148,148	153,353	149,310	153,210
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,275	836	1,250	953
Diluted	149,423	154,189	150,560	154,163

Note 14 – Income Taxes

For the six months ended June 29, 2019, our effective tax rate was 24.1% compared to 24.0% for the prior year period. The difference between our effective tax rates and the federal statutory tax rate primarily relates to state and foreign income taxes and interest expense.

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

The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the BEAT, FDII and Interest Limitation computations, we have not recorded an estimate in our effective tax rate for the six months ended June 29, 2019 because we have concluded that these provisions of the Tax Act will not apply to us in 2019.

The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our consolidated balance sheets as of June 29, 2019 was approximately $108.7 million, of which $87.4 million would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes and included in “Other liabilities”, were approximately $17.4 million and $0, respectively, as of June 29, 2019.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 16 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $12.7 million ($9.6 million after-tax) and $19.8 million ($15.0 million after-tax) for the three and six months ended June 29, 2019, respectively, and $13.4 million ($10.0 million after-tax) and $21.1 million ($15.8 million after-tax) for the three and six months ended June 30, 2018, respectively.

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

As a result of the Separation, the number of our unvested equity-based awards from previous grants to our remaining employees under our Long-term Incentive Program was increased in accordance with the provisions in the Plans. This was based on a factor of approximately 1.2633, corresponding with a decrease in our price per share.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Total unrecognized compensation cost related to unvested awards as of June 29, 2019 was $100.7 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

The following table summarizes stock option activity under the Plans during the six months ended June 29, 2019:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	3	$13.63
Granted	-	-
Exercised	(3)	13.63
Forfeited	-	-
Outstanding at end of period	-	$-	-	$-

Options exercisable at end of period	-	$-	-	$-

The following tables summarize the activity of our unvested restricted stock/units for the six months ended June 29, 2019:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,513	$57.94
Granted	396	59.31
Vested	(327)	55.46
Forfeited	(199)	60.38
Outstanding at end of period	1,383	$58.57	$69.90

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,163	$40.26
Granted	550	59.99
Vested	(183)	66.57
Forfeited	(151)	61.43
Outstanding at end of period	1,379	$61.52	$69.90

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 17 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Six Months Ended
	June 29,	June 30,
	2019	2018
Interest	$32,053	$31,445
Income taxes	94,429	135,222

During the six months ended June 29, 2019 and June 30, 2018, we had a $0.4 million non-cash net unrealized loss related to foreign currency hedging activities and a $1.5 million non-cash net unrealized gain related to foreign currency hedging activities, respectively.

Note 18 – Legal Proceedings

Beginning in January 2016, purported class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”) and Henry Schein, Inc. Although there were factual and legal variations among these complaints, each of these complaints alleges, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. (“Burkhart”) not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a classwide basis. Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco, Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016. As a result, in our third quarter of fiscal 2018, we recorded a charge of $38.5 million, which was paid into a settlement fund in January 2019. On June 25, 2019, the district court granted final approval to the settlement, and entered final judgment dismissing the case. On July 16, 2019, Dr. William Roe, an unnamed class member that had objected to the settlement, filed a notice of appeal appealing the district court’s Final Judgment and Order Granting Motion for Final Approval of Class Settlement. The appeal is currently pending.

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson and Benco as defendants, and

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

alleging that Henry Schein, Patterson, Benco and Burkhart conspired to fix prices and refused to compete with each other for sales of dental equipment to dental professionals and agreed to enlist their commonsuppliers, the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, their price-cutting competing distributor Archer. Archer seeks damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally, as well as injunctive relief. On October 30, 2017, Archer filed a second amended complaint, to add additional allegations that it believes support its claims. The named parties and causes of action are the same as the August 1, 2017 amended complaint.

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay. On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration. On June 10, 2013, Archer moved for reconsideration before the District Court judge. On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay. Defendants appealed the District Court’s order. On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration. On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings consistent with the Supreme Court’s opinion. The Fifth Circuit heard oral argument on May 1, 2019 on whether the case should be arbitrated. The Fifth Circuit has not yet issued an opinion. The trial court proceeding is stayed pending the Fifth Circuit’s decision. We intend to defend ourselves vigorously against this action.

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

IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted the defendants’ motion to dismiss. On January 19, 2018, IQ Dental appealed the District Court’s order. On May 10, 2019, the U.S. Court of Appeals for the Second Circuit affirmed in part and reversed in part the District Court’s dismissal of the Complaint, holding that IQ Dental lacks antitrust standing to challenge the alleged boycott of SourceOne and state dental associations, but that it has standing to challenge injury related to the alleged direct boycott of its business. On June 29, 2019, the Second Circuit denied IQ Dental’s petition for rehearing or rehearing en banc. Proceedings in the District Court are ongoing. We intend to defend ourselves vigorously against this action.

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc. The FTC alleges, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners. The FTC alleges that defendants conspired in violation of Section 5 of the FTC Act. The complaint seeks equitable relief only and does not seek monetary damages. We deny the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups and intend to defend ourselves vigorously against this action. A hearing before an administrative law

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

judge began on October 16, 2018 and the hearing record was closed on February 21, 2019. The matter is ongoing and a decision has not yet been issued. We expect the decision to be made public no later than middle to late September 2019. We believe this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

On May 3, 2018, a purported class action complaint, Marion Diagnostic Center, LLC, et al. v. Becton, Dickinson, and Co., et al., Case No. 3:18-cv-010509, was filed in the U.S. District Court for the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Premier, Inc. (“Premier”), Vizient, Inc. (“Vizient”), Cardinal Health, Inc. (“Cardinal”), Owens & Minor Inc. (“O&M”), Henry Schein, Inc., and Unnamed Becton Distributor Co-Conspirators. The complaint alleges that the defendants entered into a vertical conspiracy to force health care providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and inflate the prices of certain Becton products to above-competitive levels. The named plaintiffs seek to represent three separate classes consisting of all health care providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Premier, Vizient, Cardinal, O&M or Henry Schein on or after May 3, 2014. The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, treble damages, reasonable attorneys’ fees and costs and expenses, and pre-judgment and post-judgment interest. On June 15, 2018, an amended complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as a defendant. On November 30, 2018, the District Court granted defendants’ motion to dismiss and entered a final judgment, dismissing plaintiffs’ complaint with prejudice. On December 27, 2018, plaintiffs appealed the District Court’s decision to the Seventh Circuit Court of Appeals. We intend to defend ourselves vigorously against this action.

On May 29, 2018, an amended complaint was filed in the MultiDistrict Litigation (“MDL”) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) in an action entitled

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The County ofSummit, Ohio et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45090-DAP (“County of Summit Action”), in the U.S. District Court for the Northern District of Ohio, adding Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others as defendants. Plaintiffs allege that manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc. and Henry Schein Medical Systems, Inc.) reaped financial rewards by refusing or otherwise failing to monitor appropriately and restrict the improper distribution of those drugs. Plaintiffs assert the following claims for relief against Henry Schein, Inc. and Henry Schein Medical Systems, Inc.: statutory public nuisance; common law absolute public nuisance; negligence; injury through criminal acts (R.C. 2307.60); unjust enrichment; and civil conspiracy. This case has been designated “Track 1” and is currently set for trial on October 21, 2019. We intend to defend ourselves vigorously against this action.

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have currently been named as a defendant in multiple lawsuits (currently less than one-hundred (100)), which allege claims similar to those alleged in the County of Summit Action. None of these other cases have been set for trial. These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL. Sales of opioids in North America (excluding the Henry Schein Animal Health Business) in 2018 were less than 1% of Henry Schein’s North American sales (excluding the Henry Schein Animal Health Business). We intend to defend ourselves vigorously against these actions.

On October 9, 2018, a purported class action complaint entitled Kramer v. Henry Schein, Inc., Patterson Co., Inc., Benco Dental Supply Co., and Unnamed Co-Conspirators, was filed in the U.S. District Court for the Northern District of California. The complaint alleges that members of the proposed class, comprised of purchasers of dental services from dental practices in California, suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Henry Schein, Patterson and Benco. The complaint alleges that the alleged conspiracy overcharged California dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the California class purchasing dental services. Subject to certain exclusions, the complaint defines the class as “all persons residing in California purchasing and/or reimbursing for dental services from California dental practices on or after August 31, 2012.” The complaint alleges violations of California antitrust laws, including the Cartwright Act (Cal. Bus. and Prof. Code § 16720) and the Unfair Competition Act (Cal. Bus. and Prof. Code § 17200), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On December 7, 2018, an amended complaint was filed asserting the same claims against the same parties. On June 28, 2019, the court granted Defendants’ motions to dismiss with leave to amend. The parties have stipulated to dismissal of the action with prejudice, pursuant to a settlement in which Henry Schein has agreed to pay the plaintiff a de minimis amount.

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

As of June 29, 2019, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by us are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or other comparable terms.

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

We are headquartered in Melville, New York, employ approximately 19,000 people (of which more than 8,800 are based outside the United States) and have operations or affiliates in 32 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

According to the U.S. Census Bureau’s International Data Base, in 2018 there were more than six million Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care services. By the year 2050, that number is projected to nearly triple to approximately 19 million. The population aged 65 to 84 years is projected to increase over 44% during the same time period.

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

The Federal Drug Quality and Security Act of 2013 brought about significant changes with respect to pharmaceutical supply chain requirements. Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), is being phased in over a period of ten years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States. The law’s track and trace requirements applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs took effect in January 2015, and continues to be implemented. The DSCSA product tracing requirements replace the former FDA drug pedigree requirements and pre-empt certain state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.

The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers and third party logistics providers (“3PLs”), and includes the eventual creation of national wholesaler and 3PL licenses in cases where states do not license such entities. The DSCSA requires that wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs. According to FDA guidance, states are pre-empted from imposing any licensing requirements that are inconsistent with, less stringent than, directly related to, or covered by the standards established by federal law in this area. Current state licensing requirements concerning wholesalers will remain in effect until the FDA issues new regulations as directed by the DSCSA.

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

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increases privacy rights for individuals in Europe, extended the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe (“Data Subjects”) or monitoring the behavior of such individuals (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues. Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data. Among other things, the GDPR requires, with respect to data concerning Data Subjects, company accountability, consents from Data Subjects or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data. The California Consumer Privacy Act (“CCPA”), signed into law on June 28, 2018, becomes effective January 1, 2020, and will require companies to institute additional protections on the collection, use and disclosure of certain “personal information” of California consumers. In addition to providing for enforcement by the California Attorney General, the CCPA also provides for a private right of action. Entities in violation of the CCPA may be liable for civil penalties. While we believe we have substantially compliant programs and controls in place to comply with the GDPR and CCPA requirements, our compliance with the new regulation is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and six months ended June 29, 2019 and June 30, 2018 and cash flows for the six months ended June 29, 2019 and June 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Operating results:
Net sales	$2,447,827	$2,316,032	$4,808,095	$4,589,482
Cost of sales	1,680,396	1,597,704	3,288,974	3,152,025
Gross profit	767,431	718,328	1,519,121	1,437,457
Operating expenses:
Selling, general and administrative	593,218	552,723	1,167,826	1,106,937
Restructuring costs	11,925	8,497	16,566	11,172
Operating income	$162,288	$157,108	$334,729	$319,348

Other expense, net	$(10,547)	$(13,948)	$(22,496)	$(28,149)
Net income from continuing operations	121,417	114,591	245,057	229,308
Income (loss) from discontinued operations	(2,221)	30,576	(10,851)	59,260
Net income attributable to Henry Schein, Inc.	114,532	141,212	224,315	281,430

Cash flows:
Net cash provided by operating activities from continuing operations			$298,786	$111,868
Net cash used in investing activities from continuing operations			(635,543)	(57,236)
Net cash provided by (used in) financing activities from continuing operations			360,286	(135,618)

Plans of Restructuring

On July 9, 2018, we committed to an initiative to rationalize our operations and provide expense efficiencies. These actions have allowed us to execute on our plan to reduce our cost structure and fund new initiatives that are expected to drive future growth under our 2018 to 2020 strategic plan. This initiative has resulted in the elimination of approximately 4% of our workforce and the closing of certain facilities.

During the three and six months ended June 29, 2019, we recorded restructuring costs of $11.9 million and $16.6 million, respectively. The total 2018 costs associated with the actions to complete this restructuring were $54.4 million from continuing operations, consisting primarily of severance costs. As of June 29, 2019, the restructuring activities under this initiative are complete and we do not expect to incur any additional restructuring charges for the remainder of 2019.

Three Months Ended June 29, 2019 Compared to Three Months Ended June 30, 2018

Net Sales

Net sales for the three months ended June 29, 2019 and June 30, 2018 were as follows (in thousands):

	June 29,	% of	June 30,	% of	Increase / (Decrease)
	2019	Total	2018	Total	$	%
Health care distribution (1):
Dental	$1,601,351	65.4%	$1,612,651	69.6%	$(11,300)	(0.7)%
Medical	697,558	28.5	614,025	26.5	83,533	13.6
Total health care distribution	2,298,909	93.9	2,226,676	96.1	72,233	3.2
Technology and value-added services (2)	125,050	5.1	89,356	3.9	35,694	39.9
Total excluding Corporate TSA revenue	2,423,959	99.0	2,316,032	100.0	107,927	4.7
Corporate TSA revenue(3)	23,868	1.0	-	-	23,868	-
Total	$2,447,827	100.0%	$2,316,032	100.0%	$131,795	5.7

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

The 5.7% increase in net sales for the three months ended June 29, 2019 includes an increase of 7.8% local currency growth (3.5% increase in internally generated revenue and 4.3% growth from acquisitions) partially offset by a decrease of 2.1% related to foreign currency exchange. Excluding sales of Animal Health products under the transition services agreement with Covetrus, our net sales increased 4.7%, including local currency growth of 6.7% (2.4% increase in internally generated revenue and 4.3% growth from acquisitions) partially offset by a decrease of 2.0% related to foreign currency exchange.

The 0.7% decrease in dental net sales for the three months ended June 29, 2019 includes an increase of 2.1% local currency growth (0.7% increase in internally generated revenue and 1.4% growth from acquisitions) offset by a decrease of 2.8% related to foreign currency exchange. The 2.1% increase in local currency sales was due to dental consumable merchandise sales growth of 3.6% (1.7% increase in internally generated revenue and 1.9% growth from acquisitions), partially offset by a decrease in dental equipment sales and service revenues of 2.6%, all of which is attributable to a decrease in internally generated revenue. This decrease is primarily due to (a) a decline in high-tech equipment sales in North America, including a 6.4% decrease in CAD/CAM equipment sales, and (b) lower equipment sales related to a change in our business model in Brazil.

The 13.6% increase in medical net sales for the three months ended June 29, 2019 includes an increase of 13.8% local currency growth (7.6% increase in internally generated revenue and 6.2% growth from acquisitions) partially offset by a decrease of 0.2% related to foreign currency exchange.

The 39.9% increase in technology and value-added services net sales for the three months ended June 29, 2019 includes an increase of 41.2% local currency growth (1.1% decrease in internally generated revenue offset by 42.3% growth from acquisitions) partially offset by a decrease of 1.3% related to foreign currency exchange. The decrease in internally generated revenue in technology and value-added services is affected by (a) year-over-year changes to certain sales transactions where we acted as an agent in 2019 versus acting as a principal in the prior year and (b) an ongoing transition of our technology platform to a cloud-based delivery model. When excluding the effects of these changes, internally generated revenue grew by 1.0%. Our growth in technology and value-added services revenue was also negatively impacted by lower financing services revenue related to lower dental equipment sales.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended June 29, 2019 and June 30, 2018 were as follows (in thousands):

	June 29,	Gross	June 30,	Gross	Increase
	2019	Margin %	2018	Margin %	$	%
Health care distribution	$676,305	29.4%	$659,344	29.6%	$16,961	2.6%
Technology and value-added services	90,432	72.3	58,984	66.0	31,448	53.3
Total excluding Corporate TSA revenues	766,737	31.6	718,328	31.0	48,409	6.7
Corporate TSA revenues	694	2.9	-	-	694	-
Total	$767,431	31.4	$718,328	31.0	$49,103	6.8

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

Health care distribution gross profit increased $17.0 million, or 2.6%, for the three months ended June 29, 2019 compared to the prior year period. The overall increase in our health care distribution gross profit is attributable to acquisitions of $20.8 million, partially offset by a $1.6 million reduction in gross profit from internally generated revenue and $2.2 million decline in gross profit due to the decrease in the gross margin rates. Health care distribution gross profit margin decreased to 29.4% for the three months ended June 29, 2019 from 29.6% for the comparable prior year period.

Technology and value-added services gross profit increased $31.4 million, or 53.3%, for the three months ended June 29, 2019 compared to the prior year period. Acquisitions accounted for $33.2 million of our gross profit increase within our technology and value-added services segment for the three months ended June 29, 2019 compared to the prior year period, partially offset by a $1.8 million reduction in gross profit from internally generated revenue. Technology and value-added services gross profit margin increased to 72.3% for the three months ended June 29, 2019 from 66.0% for the comparable prior year period, primarily due to additional product offerings at higher gross profit margins in our Henry Schein One subsidiary which was formed on July 1, 2018.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended June 29, 2019 and June 30, 2018 were as follows (in thousands):

		% of		% of
	June 29,	Respective	June 30,	Respective	Increase
	2019	Net Sales	2018	Net Sales	$	%
Health care distribution	$542,083	23.6%	$528,818	23.7%	$13,265	2.5%
Technology and value-added services	63,060	50.4	32,402	36.3	30,658	94.6
Total	$605,143	24.7	$561,220	24.2	$43,923	7.8

Selling, general and administrative expenses increased $43.9 million, or 7.8%, for the three months ended June 29, 2019 from the comparable prior year period. The $13.3 million increase in selling, general and administrative expenses within our health care distribution segment for the three months ended June 29, 2019 as compared to the prior year period was attributable to $18.4 million of additional costs from acquired companies, a $3.0 million increase in restructuring costs and a reduction of $8.1 million of operating costs. The $30.7 million increase in selling, general and administrative expenses within our technology and value-added services segment for the three months ended June 29, 2019 as compared to the prior year period was attributable to $30.9 million of additional costs from acquired companies, a $0.4 million increase in restructuring costs and a reduction of $0.6 million of operating costs. As a percentage of net sales, selling, general and administrative expenses increased to 24.7% from 24.2% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $20.2 million, or 5.6% to $378.3 million, for the three months ended June 29, 2019 from the comparable prior year period. As a percentage of net sales, selling expenses remained consistent at 15.5%

As a component of total selling, general and administrative expenses, general and administrative expenses increased $23.7 million, or 11.7% to $226.8 million, for the three months ended June 29, 2019 from the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 9.3% from 8.8% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended June 29, 2019 and June 30, 2018 was as follows (in thousands):

	June 29,	June 30,	Variance
	2019	2018	$	%
Interest income	$3,654	$3,724	$(70)	(1.9)%
Interest expense	(12,785)	(17,235)	4,450	25.8
Other, net	(1,416)	(437)	(979)	(224.0)
Other expense, net	$(10,547)	$(13,948)	$3,401	24.4

Interest expense decreased $4.5 million primarily due to decreased borrowings under our bank credit lines.

Income Taxes

For the three months ended June 29, 2019, and the comparable prior year period, our effective tax rate was 23.7%. The difference between our effective tax rates and the federal statutory tax rate primarily relates to state and foreign income taxes and interest expense.

Six Months Ended June 29, 2019 Compared to Six Months Ended June 30, 2018

Net Sales

Net sales for the six months ended June 29, 2019 and June 30, 2018 were as follows (in thousands):

	June 29,	% of	June 30,	% of	Increase / (Decrease)
	2019	Total	2018	Total	$	%
Health care distribution (1):
Dental	$3,147,819	65.5%	$3,160,209	68.9%	$(12,390)	(0.4)%
Medical	1,381,218	28.7	1,254,425	27.3	126,793	10.1
Total health care distribution	4,529,037	94.2	4,414,634	96.2	114,403	2.6
Technology and value-added services (2)	240,560	5.0	174,848	3.8	65,712	37.6
Total excluding Corporate TSA revenue	4,769,597	99.2	4,589,482	100.0	180,115	3.9
Corporate TSA revenue(3)	38,498	0.8	-	-	38,498	-
Total	$4,808,095	100.0%	$4,589,482	100.0%	$218,613	4.8

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

The 4.8% increase in net sales for the six months ended June 29, 2019 includes an increase of 7.2% local currency growth (3.9% increase in internally generated revenue and 3.3% growth from acquisitions) partially offset by a decrease of 2.4% related to foreign currency exchange. Excluding sales of Animal Health products under the transition services agreement with Covetrus, our net sales increased 3.9%, including local currency growth of 6.3% (3.1% increase in internally generated revenue and 3.2% growth from acquisitions) partially offset by a decrease of 2.4% related to foreign currency exchange.

The 0.4% decrease in dental net sales for the six months ended June 29, 2019 includes an increase of 3.0% local currency growth (1.9% increase in internally generated revenue and 1.1% growth from acquisitions) offset by a decrease of 3.4% related to foreign currency exchange. The 3.0% increase in local currency sales was due to dental consumable merchandise sales growth of 4.0% (2.7% increase in internally generated revenue and 1.3% growth from acquisitions), partially offset by a decrease in dental equipment sales and service revenues of 0.8%, all of which is attributable to a decrease in internally generated revenue. This decrease is primarily due lower equipment sales related to a change in our business model in Brazil.

The 10.1% increase in medical net sales for the six months ended June 29, 2019 includes an increase of 10.3% local currency growth (6.3% increase in internally generated revenue and 4.0% growth from acquisitions) partially offset by a decrease of 0.2% related to foreign currency exchange.

The 37.6% increase in technology and value-added services net sales for the six months ended June 29, 2019 includes an increase of 39.0% local currency growth (0.4% internally generated revenue and 38.6% growth from acquisitions) partially offset by a decrease of 1.4% related to foreign currency exchange. The local currency growth in technology and value-added services revenue is affected by year-over-year changes to certain sales transactions where we acted as an agent in 2019 versus acting as a principal in the prior year, and (b) an ongoing transition of our technology platform to a cloud based delivery model. When excluding the effects of these changes, internally generated revenue grew by 2.1%. Our growth in technology and value-added services revenue was also negatively impacted by lower financing services revenue related to lower dental equipment sales.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the six months ended June 29, 2019 and June 30, 2018 were as follows (in thousands):

	June 29,	Gross	June 30,	Gross	Increase
	2019	Margin %	2018	Margin %	$	%
Health care distribution	$1,344,260	29.7%	$1,321,797	29.9%	$22,463	1.7%
Technology and value-added services	173,712	72.2	115,660	66.1	58,052	50.2
Total excluding Corporate TSA revenues	1,517,972	31.8	1,437,457	31.3	80,515	5.6
Corporate TSA revenues	1,149	3.0	-	-	1,149	-
Total	$1,519,121	31.6	$1,437,457	31.3	$81,664	5.7

As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology and value-added services segment than in our health care distribution segment. These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $22.5 million, or 1.7%, for the six months ended June 29, 2019 compared to the prior year period. The overall increase in our health care distribution gross profit is attributable to $1.5 million additional gross profit from growth in internally generated revenue and $28.9 million is attributable to acquisitions. These increases were partially offset by an $8.0 million decline in gross profit due to the decrease in the gross margin rates. Health care distribution gross profit margin decreased to 29.7% for the six months ended June 29, 2019 from 29.9% for the comparable prior year period.

Technology and value-added services gross profit increased $58.1 million, or 50.2%, for the six months ended June 29, 2019 compared to the prior year period. Acquisitions accounted for $60.0 million of our gross profit increase within our technology and value-added services segment for the six months ended June 29, 2019 compared to the prior year, partially offset by a $1.1 million reduction in gross profit from internally generated revenue and a $0.8 million decrease in internally generated gross margin rates. Technology and value-added services gross profit margin increased to 72.2% for the six months ended June 29, 2019 from 66.1% for the comparable prior year period, primarily due to additional product offerings at higher gross profit margins in our Henry Schein One subsidiary which was formed on July 1, 2018.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the six months ended June 29, 2019 and June 30, 2018 were as follows (in thousands):

		% of		% of
	June 29,	Respective	June 30,	Respective	Increase
	2019	Net Sales	2018	Net Sales	$	%
Health care distribution	$1,065,880	23.5%	$1,054,124	23.9%	$11,756	1.1%
Technology and value-added services	118,512	49.3	63,985	36.6	54,527	85.2
Total	$1,184,392	24.6	$1,118,109	24.4	$66,283	5.9

Selling, general and administrative expenses increased $66.3 million, or 5.9%, for the six months ended June 29, 2019 from the comparable prior year period. The $11.8 million increase in selling, general and administrative expenses within our health care distribution segment for the six months ended June 29, 2019 as compared to the prior year period was attributable to $27.8 million of additional costs from acquired companies, a $4.9 million increase in restructuring costs and a reduction of $20.9 million of operating costs. The $54.5 million increase in selling, general and administrative expenses within our technology and value-added services segment for the six months ended June 29, 2019 as compared to the prior year period was attributable to $55.6 million of additional costs from acquired companies, a $0.5 million increase in restructuring costs and a reduction of $1.6 million of operating costs. As a percentage of net sales, selling, general and administrative expenses increased to 24.6% from 24.4% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $29.2 million, or 4.1% to $747.0 million, for the six months ended June 29, 2019 from the comparable prior year period. As a percentage of net sales, selling expenses decreased to 15.5% from 15.6% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $37.1 million, or 9.3% to $437.4 million, for the six months ended June 29, 2019 from the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 9.1% from 8.7% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the six months ended June 29, 2019 and June 30, 2018 was as follows (in thousands):

	June 29,	June 30,	Variance
	2019	2018	$	%
Interest income	$8,425	$7,177	$1,248	17.4%
Interest expense	(29,086)	(34,139)	5,053	14.8
Other, net	(1,835)	(1,187)	(648)	(54.6)
Other expense, net	$(22,496)	$(28,149)	$5,653	20.1

Interest income increased by $1.2 million primarily due to increased investment and late fee income. Interest expense decreased $5.1 million primarily due to decreased borrowings under our bank credit lines.

Income Taxes

For the six months ended June 29, 2019, our effective tax rate was 24.1% compared to 24.0% for the prior year period. The difference between our effective tax rates and the federal statutory tax rate primarily relates to state and foreign income taxes and interest expense.

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

Net cash from continuing operations provided by operating activities was $298.8 million for the six months ended June 29, 2019, compared to net cash from continuing operations provided by operating activities of $111.9 million for the comparable prior year period. The net change of $186.9 million was primarily attributable to decreases in working capital requirements and increased distributions from equity affiliates.

Net cash from continuing operations used in investing activities was $635.5 million for the six months ended June 29, 2019, compared to $57.2 million for the comparable prior year period. The net change of $578.3 million was primarily attributable to increased payments for equity investments and business acquisitions.

Net cash from continuing operations provided by financing activities was $360.3 million for the six months ended June 29, 2019, compared to net cash used in financing activities of $135.6 million for the comparable prior year period. The net change of $495.9 million was primarily due to a distribution received related to the Animal Health Spin-off, proceeds from the Animal Health Share Sale, a reduction in acquisitions of noncontrolling interests in subsidiaries, payments to the Henry Schein Animal Health Business partially offset by increased repayments of debt related to the Animal Health Spin-off and increased repurchases of our common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 29,	December 29,
	2019	2018
Cash and cash equivalents	$84,924	$56,885
Working capital (1)	1,283,437	956,393

Debt:
Bank credit lines	$242,787	$951,458
Current maturities of long-term debt	9,136	8,280
Long-term debt	973,147	980,344
Total debt	$1,225,070	$1,940,082

Leases:
Current operating lease liabilities	$68,288	$-
Non-current operating lease liabilities	178,240	-

(1)	Includes $435 million and $422 million of accounts receivable which serve as security for U.S. trade accounts receivable securitization at June 29, 2019 and December 29, 2018, respectively.

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 45.1 days as of June 29, 2019 from 43.7 days as of June 30, 2018. During the six months ended June 29, 2019, we wrote off approximately $2.6 million of fully reserved accounts receivable against our trade receivable reserve. Our inventory turns from operations increased to 4.8 as of June 29, 2019 from 4.4 as of June 30, 2018. Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

Bank credit lines consisted of the following:

	June 29,	December 29,
	2019	2018
Revolving credit agreement	$200,000	$175,000
Other short-term bank credit lines	42,787	376,458
Committed loan associated with Animal Health Spin-off	-	400,000
Total	$242,787	$951,458

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”). This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect that the LIBOR rate will be discontinued at some point during 2021. We expect to work with our lenders to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense. Additionally, the Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of June 29, 2019 and December 29, 2018, the borrowings on this revolving credit facility were $200.0 million and $175.0 million, respectively. As of June 29, 2019 and December 29, 2018, there were $9.6 million and $11.2 million of letters of credit, respectively, provided to third parties under the credit facility.

Other Short-Term Credit Lines

As of June 29, 2019 and December 29, 2018, we had various other short-term bank credit lines available, of which $42.8 million and $376.5 million, respectively, were outstanding. At June 29, 2019 and December 29, 2018, borrowings under all of our credit lines had a weighted average interest rate of 3.22% and 3.30%, respectively.

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

Long-term debt

Long-term debt consisted of the following:

	June 29,	December 29,
	2019	2018
Private placement facilities	$621,160	$628,189
U.S. trade accounts receivable securitization	350,000	350,000
Various collateralized and uncollateralized loans payable with interest in varying installments through 2024 at interest rates
ranging from 2.56% to 10.5% at June 29, 2019 and
ranging from 2.61% to 4.17% at December 29, 2018	6,992	6,491
Finance lease obligations payable through 2029 with interest rates ranging from 1.64% to 19.13% at June 29, 2019 and
ranging from 1.45% to 6.00% at December 29, 2018	4,131	3,944
Total	982,283	988,624
Less current maturities	(9,136)	(8,280)
Total long-term debt	$973,147	$980,344

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

The components of our private placement facility borrowings as of June 29, 2019 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	21,429	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(269)
	$621,160

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, and was previously scheduled to expire on April 29, 2020 has been extended to April 29, 2022. The borrowings outstanding under this securitization facility were $350 million as of both June 29, 2019 and December 29, 2018, respectively. At June 29, 2019, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.49% plus 0.75%, for a combined rate of 3.24%. At December 29, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.66% plus 0.75%, for a combined rate of 3.41%.

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

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment. Our leases have remaining terms of less than 1 year to 11 years, some of which may include options to extend the leases for up to 10 years. As of June 29, 2019, our current and non-current operating lease liabilities were $68.3 million and $178.2 million, respectively.

Stock Repurchases

From June 21, 2004 through June 29, 2019, we repurchased $3.1 billion, or 61,894,724 shares, under our common stock repurchase programs, with $173.2 million available as of June 29, 2019 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the Redeemable noncontrolling interests for the six months ended June 29, 2019 and the year ended December 29, 2018 are presented in the following table:

	June 29,	December 29,
	2019	2018
Balance, beginning of period	$219,724	$465,585
Decrease in redeemable noncontrolling interests due to
redemptions	(2,270)	(287,767)
Increase in redeemable noncontrolling interests due to
business acquisitions	72,238	4,655
Net income attributable to redeemable noncontrolling interests	6,513	15,327
Dividends declared	(5,127)	(8,206)
Effect of foreign currency translation gain attributable to
redeemable noncontrolling interests	836	(11,330)
Change in fair value of redeemable securities	(4,200)	41,460
Balance, end of period	$287,714	$219,724

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. Any adjustments to these accrual amounts are recorded in our consolidated statement of income. For the six months ended June 29, 2019 and June 30, 2018, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Noncontrolling Interests

Noncontrolling interests represent our less than 50% ownership interest in an acquired subsidiary. Our net income is reduced by the portion of the subsidiaries net income that is attributable to noncontrolling interests.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 29, 2018, except accounting policies adopted as of December 30, 2018 which are discussed in Note 3 of the Notes to Consolidated Financial Statements included in Item 1.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 29, 2019 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of acquisitions, continued acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended June 29, 2019, we completed the acquisition of a dental business in North America having approximate aggregate annual revenues of $12 million. In addition, post-acquisition integration related activities continued for our global dental, technology and medical businesses acquired during prior quarters, representing aggregate annual revenues of approximately $552 million. These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition.

Also, during the quarter ended June 29, 2019, post-implementation activities continued for a new equipment system implemented during prior quarters for our U.S. dental business to centers representing approximate aggregate annual revenues of $783 million and a new ERP system for our South African dental business representing aggregate annual revenues of $11 million, as well as the implementation of a new time and attendance system supporting approximate aggregate annual hourly payroll expenses of $227 million.

Finally, during the quarter ended June 29, 2019 we continued to enhance our processes and procedures covering contracts to bill and collect fees related to transitional services provided to Covetrus, the animal health business we spun-off during the prior quarter. We estimate these fees will range between $18 million to $20 million during 2019.

All acquisitions, continued acquisitions integrations and systems implementations involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning in January 2016, purported class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”) and Henry Schein, Inc. Although there were factual and legal variations among these complaints, each of these complaints alleges, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. (“Burkhart”) not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a classwide basis. Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco, Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016. As a result, in our third quarter of fiscal 2018, we recorded a charge of $38.5 million, which was paid into a settlement fund in January 2019. On June 25, 2019, the district court granted final approval to the settlement, and entered final judgment dismissing the case. On July 16, 2019, Dr. William Roe, an unnamed class member that had objected to the settlement, filed a notice of appeal appealing the district court’s Final Judgment and Order Granting Motion for Final Approval of Class Settlement. The appeal is currently pending.

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

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay. On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration. On June 10, 2013, Archer moved for reconsideration before the District Court judge. On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay. Defendants appealed the District Court’s order. On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration. On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari. On October 29, 2018, the Supreme

Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings consistent with the Supreme Court’s opinion. The Fifth Circuit heard oral argument on May 1, 2019 on whether the case should be arbitrated. The Fifth Circuit has not yet issued an opinion. The trial court proceeding is stayed pending the Fifth Circuit’s decision. We intend to defend ourselves vigorously against this action.

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

IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted the defendants’ motion to dismiss. On January 19, 2018, IQ Dental appealed the District Court’s order. On May 10, 2019, the U.S. Court of Appeals for the Second Circuit affirmed in part and reversed in part the District Court’s dismissal of the Complaint, holding that IQ Dental lacks antitrust standing to challenge the alleged boycott of SourceOne and state dental associations, but that it has standing to challenge injury related to the alleged direct boycott of its business. On June 29, 2019, the Second Circuit denied IQ Dental’s petition for rehearing or rehearing en banc. Proceedings in the District Court are ongoing. We intend to defend ourselves vigorously against this action.

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc. The FTC alleges, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners. The FTC alleges that defendants conspired in violation of Section 5 of the FTC Act. The complaint seeks equitable relief only and does not seek monetary damages. We deny the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups and intend to defend ourselves vigorously against this action. A hearing before an administrative law judge began on October 16, 2018 and the hearing record was closed on February 21, 2019. The matter is ongoing and a decision has not yet been issued. We expect the decision to be made public no later than middle to late September 2019. We believe this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

On May 3, 2018, a purported class action complaint, Marion Diagnostic Center, LLC, et al. v. Becton, Dickinson, and Co., et al., Case No. 3:18-cv-010509, was filed in the U.S. District Court for the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Premier, Inc. (“Premier”), Vizient, Inc. (“Vizient”), Cardinal Health, Inc. (“Cardinal”), Owens & Minor Inc. (“O&M”), Henry Schein, Inc., and Unnamed Becton Distributor Co-Conspirators. The complaint alleges that the defendants entered into a vertical conspiracy to force health care providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and inflate the prices of certain Becton products to above-competitive levels. The named plaintiffs seek to represent three separate classes consisting of all health care providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Premier, Vizient, Cardinal, O&M or Henry Schein on or after May 3, 2014. The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, treble damages, reasonable attorneys’ fees and costs and expenses, and pre-judgment and post-judgment interest. On June 15, 2018, an amended complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as a defendant. On November 30, 2018, the District Court granted defendants’ motion to dismiss and entered a final judgment, dismissing plaintiffs’ complaint with prejudice. On December 27, 2018, plaintiffs appealed the District Court’s decision to the Seventh Circuit Court of Appeals. We intend to defend ourselves vigorously against this action.

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

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have currently been named as a defendant in multiple lawsuits (currently less than one-hundred (100)), which allege claims similar to those alleged in the County of Summit Action. None of these other cases have been set for trial. These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL. Sales of opioids in North America (excluding the Henry Schein Animal Health Business) in 2018 were less than 1% of Henry Schein’s North American sales (excluding the Henry Schein Animal Health Business). We intend to defend ourselves vigorously against these actions.

On October 9, 2018, a purported class action complaint entitled Kramer v. Henry Schein, Inc., Patterson Co., Inc., Benco Dental Supply Co., and Unnamed Co-Conspirators, was filed in the U.S. District Court for the Northern District of California. The complaint alleges that members of the proposed class, comprised of purchasers of dental services from dental practices in California, suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Henry Schein, Patterson and Benco. The complaint alleges that the alleged conspiracy overcharged California dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the California class purchasing dental services. Subject to certain exclusions, the complaint defines the class as “all persons residing in California purchasing and/or reimbursing for dental services from California dental practices on or after August 31, 2012.” The complaint alleges violations of California antitrust laws, including the Cartwright Act (Cal. Bus. and Prof. Code § 16720) and the Unfair Competition Act (Cal. Bus. and Prof. Code § 17200), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On December 7, 2018, an amended complaint was filed asserting the same claims against the same parties. On June 28, 2019, the court granted Defendants’ motions to dismiss with leave to amend. The parties have stipulated to dismissal of the action with prejudice, pursuant to a settlement in which Henry Schein has agreed to pay the plaintiff a de minimis amount.

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

As of June 29, 2019, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

As of June 29, 2019, we had repurchased approximately $3.1 billion of common stock (61,894,724 shares) under these initiatives, with $173.2 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended June 29, 2019.

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
3/31/19 through 4/26/19	370,562	$61.76	370,562	3,522,814
04/27/19 through 06/01/19	565,703	65.88	565,703	2,945,219
06/02/19 through 06/29/19	245,945	67.52	245,945	2,478,420
	1,182,210		1,182,210

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 5. OTHER INFORMATION

Plan of Restructuring

On July 9, 2018, we committed to an initiative to rationalize our operations and provide expense efficiencies. These actions have allowed us to execute on our plan to reduce our cost structure and fund new initiatives that are expected to drive future growth under our 2018 to 2020 strategic plan. This initiative has resulted in the elimination of approximately 4% of our workforce and the closing of certain facilities.

During the three and six months ended June 29, 2019, we recorded restructuring costs of $11.9 million and $16.6 million, respectively. The total 2018 costs associated with the actions to complete this restructuring were $54.4 million from continuing operations, consisting primarily of severance costs. As of June 29, 2019, the restructuring activities under this initiative are complete and we do not expect to incur any additional restructuring charges for the remainder of 2019. The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

ITEM 6. EXHIBITS

Exhibits.

10.1

Amendment No. 5 dated as of May 13, 2019 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto.+

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104	The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in Inline XBRL (included within Exhibit 101 attachments).+

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

Dated: August 6, 2019