Form 10-Q
period 2019-09-28
HENRY SCHEIN INC
filed 2019-11-05
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

or

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

As of October 28, 2019, there were 146,740,149 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 28,	December 29,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,256	$56,885
Accounts receivable, net of reserves of $55,116 and $53,121	1,278,939	1,168,776
Inventories, net	1,356,897	1,415,512
Prepaid expenses and other	404,650	451,033
Assets of discontinued operations	-	1,083,014
Total current assets	3,115,742	4,175,220
Property and equipment, net	311,123	314,221
Operating lease right-of-use assets, net	240,126	-
Goodwill	2,441,175	2,081,029
Other intangibles, net	603,172	376,031
Investments and other	385,744	420,367
Assets of discontinued operations	-	1,133,659
Total assets	$7,097,082	$8,500,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$854,658	$785,756
Bank credit lines	107,841	951,458
Current maturities of long-term debt	109,188	8,280
Operating lease liabilities	67,374	-
Liabilities of discontinued operations	-	577,607
Accrued expenses:
Payroll and related	230,239	242,876
Taxes	111,051	154,613
Other	428,341	498,237
Total current liabilities	1,908,692	3,218,827
Long-term debt	872,229	980,344
Deferred income taxes	68,643	27,218
Operating lease liabilities	182,505	-
Other liabilities	322,378	357,741
Liabilities of discontinued operations	-	62,453
Total liabilities	3,354,447	4,646,583

Redeemable noncontrolling interests	283,325	219,724
Redeemable noncontrolling interests from discontinued operations	-	92,432
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 480,000,000 shares authorized,
146,254,864 outstanding on September 28, 2019 and
151,401,668 outstanding on December 29, 2018	1,463	1,514
Additional paid-in capital	65,641	-
Retained earnings	2,957,850	3,208,589
Accumulated other comprehensive loss	(195,426)	(248,771)
Total Henry Schein, Inc. stockholders' equity	2,829,528	2,961,332
Noncontrolling interests	629,782	580,456
Total stockholders' equity	3,459,310	3,541,788
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$7,097,082	$8,500,527

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018

Net sales	$2,508,767	$2,355,565	$7,316,862	$6,945,047
Cost of sales	1,747,600	1,633,206	5,036,574	4,785,231
Gross profit	761,167	722,359	2,280,288	2,159,816
Operating expenses:
Selling, general and administrative	574,771	552,051	1,742,597	1,658,988
Litigation settlements	-	38,488	-	38,488
Restructuring costs (credits)	(802)	8,551	15,764	19,723
Operating income	187,198	123,269	521,927	442,617
Other income (expense):
Interest income	3,943	3,928	12,368	11,105
Interest expense	(12,373)	(20,430)	(41,459)	(54,569)
Other, net	(177)	(586)	(2,012)	(1,773)
Income from continuing operations before taxes, equity in
earnings of affiliates and noncontrolling interests	178,591	106,181	490,824	397,380
Income taxes	(41,964)	(16,633)	(117,326)	(86,654)
Equity in earnings of affiliates	6,585	6,699	14,771	14,829
Net income from continuing operations	143,212	96,247	388,269	325,555
Income (loss) from discontinued operations	5,641	30,729	(5,576)	97,561
Net Income	148,853	126,976	382,693	423,116
Less: Net income attributable to noncontrolling interests	(8,296)	(5,477)	(18,187)	(12,615)
Less: Net (income) loss attributable to noncontrolling interests
from discontinued operations	-	(21)	366	(7,593)
Net income attributable to Henry Schein, Inc.	$140,557	$121,478	$364,872	$402,908
Amounts attributable to Henry Schein Inc.:
Continuing operations	$134,916	$90,770	$370,082	$312,940
Discontinued operations	5,641	30,708	(5,210)	89,968
Net income attributable to Henry Schein, Inc.	$140,557	$121,478	$364,872	$402,908

Earnings per share from continuing operations attributable to Henry Schein, Inc.:

Basic	$0.92	$0.60	$2.49	$2.05
Diluted	$0.91	$0.59	$2.47	$2.03

Earnings (loss) per share from discontinued operations attributable to Henry Schein, Inc.:

Basic	$0.04	$0.20	$(0.04)	$0.59
Diluted	$0.04	$0.20	$(0.04)	$0.58

Earnings per share attributable to Henry Schein, Inc.:

Basic	$0.96	$0.80	$2.46	$2.63
Diluted	$0.95	$0.79	$2.43	$2.62

Weighted-average common shares outstanding:
Basic	147,136	152,533	148,603	152,970
Diluted	148,575	153,614	149,920	153,982

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018

Net income	$148,853	$126,976	$382,693	$423,116

Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(60,635)	(10,582)	(43,926)	(106,154)

Unrealized gain (loss) from foreign currency hedging
activities	(1,263)	(379)	(1,586)	674

Unrealized investment gain (loss)	2	(1)	8	(2)

Pension adjustment gain	400	116	832	1,056

Other comprehensive income, net of tax	(61,496)	(10,846)	(44,672)	(104,426)
Comprehensive income	87,357	116,130	338,021	318,690
Comprehensive income attributable to noncontrolling
interests:
Net income	(8,296)	(5,498)	(17,821)	(20,208)
Foreign currency translation loss	6,014	2,589	4,609	14,844
Comprehensive income attributable to noncontrolling
interests	(2,282)	(2,909)	(13,212)	(5,364)

Comprehensive income attributable to Henry Schein, Inc.	$85,075	$113,221	$324,809	$313,326

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, June 29, 2019	147,823,846	$1,478	$65,356	$2,900,387	$(139,944)	$618,937	$3,446,214
Net income (excluding $4,105 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	140,557	-	4,191	144,748
Foreign currency translation loss (excluding loss of $5,748
attributable to Redeemable noncontrolling interests)	-	-	-	-	(54,621)	(266)	(54,887)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $422	-	-	-	-	(1,263)	-	(1,263)
Unrealized investment gain, net of tax of $1	-	-	-	-	2	-	2
Pension adjustment gain, net of tax of $185	-	-	-	-	400	-	400
Dividends paid	-	-	-	-	-	(84)	(84)
Other adjustments	-	-	1	-	-	-	1
Change in fair value of redeemable securities	-	-	1,667	-	-	-	1,667
Initial noncontrolling interests and related adjustments related
business acquisitions	-	-	-	-	-	7,004	7,004
Repurchase and retirement of common stock	(1,571,909)	(15)	(15,109)	(83,094)	-	-	(98,218)
Stock-based compensation expense	6,028	-	13,338	-	-	-	13,338
Shares withheld for payroll taxes	(3,101)	-	(199)	-	-	-	(199)
Settlement of stock-based compensation awards	-	-	(85)	-	-	-	(85)
Separation of Animal Health business	-	-	672	-	-	-	672
Balance, September 28, 2019	146,254,864	$1,463	$65,641	$2,957,850	$(195,426)	$629,782	$3,459,310

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, June 30, 2018	153,231,669	$1,532	$-	$3,123,398	$(211,392)	$9,371	$2,922,909
Net income (excluding $2,648 attributable to Redeemable
noncontrolling interests)	-	-	-	121,478	-	2,850	124,328
Foreign currency translation loss (excluding loss of $2,217
attributable to Redeemable noncontrolling interests)	-	-	-	-	(7,993)	(372)	(8,365)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $27	-	-	-	-	(379)	-	(379)
Unrealized investment loss, net of tax benefit of $0	-	-	-	-	(1)	-	(1)
Pension adjustment gain, net of tax of $23	-	-	-	-	116	-	116
Dividends paid	-	-	-	-	-	(72)	(72)
Other adjustments	-	-	12	-	-	(28)	(16)
Purchase of noncontrolling interests	-	-	-	-	-	8	8
Change in fair value of redeemable securities	-	-	(2,988)	-	-	-	(2,988)
Initial noncontrolling interests and related adjustments related
business acquisitions	-	-	-	-	-	431,824	431,824
Repurchase and retirement of common stock	(751,928)	(7)	(10,625)	(50,119)	-	-	(60,751)
Stock issued upon exercise of stock options	2,000	(1)	55	-	-	-	54
Stock-based compensation expense	(40,017)	-	10,890	-	-	-	10,890
Shares withheld for payroll taxes	(4,044)	-	(421)	-	-	-	(421)
Settlement of stock-based compensation awards	-	-	(420)	-	-	-	(420)
Transfer of charges in excess of capital	-	-	3,497	(3,497)	-	-	-
Balance, September 29, 2018	152,437,680	$1,524	$-	$3,191,260	$(219,649)	$443,581	$3,416,716

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data) (unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, December 29, 2018	151,401,668	$1,514	$-	$3,208,589	$(248,771)	$580,456	$3,541,788
Cumulative impact of adopting new accounting standards	-	-	-	(274)	-	-	(274)
Net income (excluding $10,618 attributable to Redeemable
noncontrolling interests from continuing operations
and ($366) from discontinued operations)	-	-	-	364,872	-	7,569	372,441
Foreign currency translation loss (excluding loss of $4,912
attributable to Redeemable noncontrolling interests
and $592 gain from discontinued operations)	-	-	-	-	(39,317)	(289)	(39,606)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $ 451	-	-	-	-	(1,586)	-	(1,586)
Unrealized investment gain, net of tax of $2	-	-	-	-	8	-	8
Pension adjustment gain, net of tax of $314	-	-	-	-	832	-	832
Dividends paid	-	-	-	-	-	(299)	(299)
Other adjustments	-	-	(3)	-	-	-	(3)
Change in fair value of redeemable securities	-	-	5,867	-	-	-	5,867
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	42,345	42,345
Adjustment for Animal Health Spin-off	87,629	1	-	-	-	-	1
Repurchase and retirement of common stock	(5,277,256)	(52)	(51,312)	(273,636)	-	-	(325,000)
Stock issued upon exercise of stock options	2,526	-	34	-	-	-	34
Stock-based compensation expense	218,563	2	33,433	-	-	-	33,435
Shares withheld for payroll taxes	(178,266)	(2)	(10,765)	-	-	-	(10,767)
Settlement of stock-based compensation awards	-	-	303	-	-	-	303
Share Sale related to Animal Health business	-	-	361,090	-	-	-	361,090
Separation of Animal Health business	-	-	(71,549)	(543,158)	93,408	-	(521,299)
Transfer of charges in excess of capital	-	-	(201,457)	201,457	-	-	-
Balance, September 28, 2019	146,254,864	$1,463	$65,641	$2,957,850	$(195,426)	$629,782	$3,459,310

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, December 30, 2017	153,690,146	$1,537	$-	$2,940,029	$(130,067)	$12,911	$2,824,410
Cumulative impact of adopting new accounting standards	-	-	-	2,594	-	-	2,594
Net income (excluding $17,019 attributable to Redeemable
noncontrolling interests)	-	-	-	402,908	-	3,189	406,097
Foreign currency translation loss (excluding loss of $13,752
attributable to Redeemable noncontrolling interests)	-	-	-	-	(91,310)	(1,092)	(92,402)
Unrealized gain from foreign currency hedging activities,
net of tax of $405	-	-	-	-	674	-	674
Unrealized investment loss, net of tax benefit of $0	-	-	-	-	(2)	-	(2)
Pension adjustment gain, including tax of $393	-	-	-	-	1,056	-	1,056
Dividends paid	-	-	-	-	-	(396)	(396)
Other adjustments	-	-	(11)	-	-	712	701
Purchase of noncontrolling interests	-	-	-	-	-	(207)	(207)
Change in fair value of redeemable securities	-	-	(119,695)	-	-	-	(119,695)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	428,464	428,464
Repurchase and retirement of common stock	(1,521,208)	(15)	(20,865)	(93,226)	-	-	(114,106)
Stock issued upon exercise of stock options	153,516	1	3,075	-	-	-	3,076
Stock-based compensation expense	379,428	4	34,231	-	-	-	34,235
Shares withheld for payroll taxes	(267,573)	(3)	(18,107)	-	-	-	(18,110)
Settlement of stock-based compensation awards	3,371	-	(642)	-	-	-	(642)
Deferred tax benefit arising from acquisition of
noncontrolling interest in partnership	-	-	60,969	-	-	-	60,969
Transfer of charges in excess of capital	-	-	61,045	(61,045)	-	-	-
Balance, September 29, 2018	152,437,680	$1,524	$-	$3,191,260	$(219,649)	$443,581	$3,416,716

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 28,	September 29,
	2019	2018
Cash flows from operating activities:
Net income	$382,693	$423,116
Income (loss) from discontinued operations	(5,576)	97,561
Income from continuing operations	388,269	325,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,210	106,930
Stock-based compensation expense	33,110	30,570
Provision for losses on trade and other accounts receivable	7,576	7,400
Benefit from deferred income taxes	(3,468)	(3,768)
Equity in earnings of affiliates	(14,771)	(14,829)
Distributions from equity affiliates	67,913	14,585
Changes in unrecognized tax benefits	3,535	2,853
Other	(2,122)	503
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(115,384)	(141,017)
Inventories	75,093	(59,794)
Other current assets	(70,348)	(58,856)
Accounts payable and accrued expenses	19,567	59,263
Net cash provided by operating activities from continuing operations	525,180	269,395
Net cash provided by (used in) operating activities from discontinued operations	(163,653)	121,359
Net cash provided by operating activities	361,527	390,754

Cash flows from investing activities:
Purchases of fixed assets	(48,956)	(49,319)
Payments for equity investments and business
acquisitions, net of cash acquired	(657,093)	(38,996)
Proceeds from sale of equity investment	10,500	-
Proceeds/(payments) for loan to affiliate	16,448	(24,200)
Other	(12,248)	(11,557)
Net cash used in investing activities from continuing operations	(691,349)	(124,072)
Net cash used in investing activities from discontinued operations	(2,064)	(22,285)
Net cash used in investing activities	(693,413)	(146,357)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	(843,846)	404,098
Proceeds from issuance of debt	741	115,000
Principal payments for long-term debt	(10,252)	(24,483)
Debt issuance costs	(391)	(395)
Proceeds from issuance of stock upon exercise of stock options	34	3,076
Payments for repurchases of common stock	(325,000)	(114,106)
Payments for taxes related to shares withheld for employee taxes	(10,751)	(17,903)
Distribution received related to Animal Health Spin-off	1,120,000	-
Proceeds related to Animal Health Share Sale	361,090	-
Proceeds from (distributions to) noncontrolling stockholders	53,429	(6,142)
Acquisitions of noncontrolling interests in subsidiaries	(2,358)	(286,233)
Payments to Henry Schein Animal Health Business	(166,557)	(292,806)
Net cash provided by (used in) financing activities from continuing operations	176,139	(219,894)
Net cash provided by (used in) financing activities from discontinued operations	144,633	(98,622)
Net cash provided by (used in) financing activities	320,772	(318,516)

Effect of exchange rate changes on cash and cash equivalents-continuing operations	8,401	14,505
Effect of exchange rate changes on cash and cash equivalents-discontinued operations	(2,240)	4,696
Net change in cash and cash equivalents from continuing operations	18,371	(60,066)
Net change in cash and cash equivalents from discontinued operations	(23,324)	5,148
Cash and cash equivalents, beginning of period	56,885	158,002
Cash and cash equivalents, end of period	$75,256	$97,936

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

For the consolidated VIE, the trade accounts receivable transferred to the VIE are pledged as collateral to the related debt. The creditors have recourse to us for losses on these trade accounts receivable. At September 28, 2019 and December 29, 2018, trade accounts receivable that can only be used to settle obligations of this VIE were $419 million and $422 million, respectively, and the liabilities of the VIE where the creditors have recourse to us were $350 million and $350 million, respectively.

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 28, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 28, 2019.

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

As a result of the Separation, the financial position and results of operations of the Henry Schein Animal Health Business are presented as discontinued operations and have been excluded from continuing operations and segment results for all periods presented. The accompanying Notes to the Consolidated Financial Statements have been revised to reflect the effect of the Separation and all prior year balances have been revised accordingly to reflect continuing operations only. The historical statements of Comprehensive Income (Loss) and Shareholders' Equity have not been revised to reflect the Separation and instead reflect the Separation as an adjustment to the balances at September 28, 2019.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Summarized financial information for our discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018

Net sales	$-	$924,114	$319,522	$2,881,747
Gross profit	-	166,201	59,425	525,408
Operating income (loss)	(1,063)	42,657	(8,588)	130,800
Income tax expense (benefit)	(6,704)	12,767	(2,023)	37,430
Income (loss) from discontinued operations	5,641	30,729	(5,576)	97,561
Net (income) loss attributable to noncontrolling interests	-	(21)	366	(7,593)
Net income (loss) from discontinued operations
attributable to Henry Schein, Inc.	5,641	30,708	(5,210)	89,968

The financial information above represents activity of the discontinued operations during the quarter through the Distribution Date.

The operating income (loss) from discontinued operations for the three and nine months ended September 28, 2019 was primarily attributable to the inclusion of approximately $0.3 million and $23.4 million, respectively, of transaction costs directly related to the Animal Health Spin-off.

The income from discontinued operations for the three months ended September 28, 2019 was primarily attributable a change in estimate of the tax deductibility of transaction costs incurred that were directly related to the Animal Health Spin-off. The loss from discontinued operations for the nine months ended September 28, 2019 was primarily attributable to the inclusion of the transaction costs directly related to the Animal Health Spin-off.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3 – Critical Accounting Policies and Accounting Pronouncements Adopted

Critical Accounting Policies

Except for the accounting policy for leases appearing below, implemented as a result of adopting Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), there have been no material changes in our critical accounting policies during the nine months ended September 28, 2019, as compared to the critical accounting policies described in Item 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2018.

Leases

We determine if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, we include operating leases in Operating lease right-of-use (“ROU”) assets, Operating lease liabilities, and Non-current operating lease liabilities in our consolidated balance sheet. Finance leases are included in Property and equipment, Current maturities of long-term debt, and Long-term debt in our consolidated balance sheet.

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

We adopted the standard on December 30, 2018 using a modified retrospective approach utilizing a transition relief expedient method whereby we continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption, rather than in the earliest period presented without adjusting historical financial statements. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward the historical lease classification. Information related to leases as of September 28, 2019 is presented under Topic 842, while prior period amounts are not adjusted and continue to be reported under legacy guidance in Topic 840.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 4 – Revenue from Contracts with Customers

Revenue is recognized in accordance with policies disclosed in Item 7 of our Annual Report on form 10-K for the year ended December 29, 2018.

Disaggregation of Revenue

The following table disaggregates our revenue by segment and geography:

	Three Months Ended			Nine Months Ended
	September 28, 2019			September 28, 2019
	North America	International	Global	North America	International	Global
Revenues:
Health care distribution
Dental	$951,796	$594,188	$1,545,984	$2,850,762	$1,843,041	$4,693,803
Medical	784,349	19,360	803,709	2,125,002	59,925	2,184,927
Total health care distribution	1,736,145	613,548	2,349,693	4,975,764	1,902,966	6,878,730
Technology and value-added services	120,197	17,134	137,331	327,618	50,273	377,891
Total excluding Corporate TSA revenues (1)	1,856,342	630,682	2,487,024	5,303,382	1,953,239	7,256,621
Corporate TSA revenues (1)	1,077	20,666	21,743	4,098	56,143	60,241
Total revenues	$1,857,419	$651,348	$2,508,767	$5,307,480	$2,009,382	$7,316,862

	Three Months Ended			Nine Months Ended
	September 29, 2018			September 29, 2018
	North America	International	Global	North America	International	Global
Revenues:
Health care distribution
Dental	$951,199	$563,126	$1,514,325	$2,830,384	$1,844,150	$4,674,534
Medical	702,758	19,184	721,942	1,915,944	60,423	1,976,367
Total health care distribution	1,653,957	582,310	2,236,267	4,746,328	1,904,573	6,650,901
Technology and value-added services	103,955	15,343	119,298	245,761	48,385	294,146
Total excluding Corporate TSA revenues (1)	1,757,912	597,653	2,355,565	4,992,089	1,952,958	6,945,047
Corporate TSA revenues (1)	-	-	-	-	-	-
Total revenues	$1,757,912	$597,653	$2,355,565	$4,992,089	$1,952,958	$6,945,047

(1)

Corporate TSA revenues represents sales of certain animal health products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which we expect to continue through August 2020.

At December 29, 2018, the current portion of contract liabilities of $65.3 million was reported in Accrued expenses: Other, and $5.0 million related to non-current contract liabilities was reported in Other liabilities. During the nine months ended September 28, 2019, we recognized in revenue $55.0 million of the amounts previously deferred at December 29, 2018. At September 28, 2019, the current and non-current portion of contract liabilities were $58.2 million and $4.9 million, respectively.

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

The following tables present information about our reportable and operating segments:

		Three Months Ended		Nine Months Ended
		September 28,	September 29,	September 28,	September 29,
		2019	2018	2019	2018
Net Sales:
	Health care distribution (1):
	Dental	$1,545,984	$1,514,325	$4,693,803	$4,674,534
	Medical	803,709	721,942	2,184,927	1,976,367
	Total health care distribution	2,349,693	2,236,267	6,878,730	6,650,901
	Technology and value-added services (2)	137,331	119,298	377,891	294,146
	Total excluding Corporate TSA revenue	2,487,024	2,355,565	7,256,621	6,945,047
	Corporate TSA revenues (3)	21,743	-	60,241	-
	Total	$2,508,767	$2,355,565	$7,316,862	$6,945,047

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

(3)

Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which we expect to continue through August 2020.

		Three Months Ended		Nine Months Ended
		September 28,	September 29,	September 28,	September 29,
		2019	2018	2019	2018
Operating Income:
	Health care distribution	$149,497	$91,306	$429,026	$358,978
	Technology and value-added services	37,701	31,963	92,901	83,639
	Total	$187,198	$123,269	$521,927	$442,617

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 6 – Debt

Bank Credit Lines

Bank credit lines consisted of the following:

	September 28,	December 29,
	2019	2018
Revolving credit agreement	$75,000	$175,000
Other short-term bank credit lines	32,841	376,458
Committed loan associated with Animal Health Spin-off	-	400,000
Total	$107,841	$951,458

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”). This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect that the LIBOR rate will be discontinued at some point during 2021. We expect to work with our lenders to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense. Additionally, the Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of September 28, 2019 and December 29, 2018, the borrowings on this revolving credit facility were $75.0 million and $175.0 million, respectively. As of September 28, 2019 and December 29, 2018, there were $9.6 million and $11.2 million of letters of credit, respectively, provided to third parties under the credit facility.

Other Short-Term Credit Lines

As of September 28, 2019 and December 29, 2018, we had various other short-term bank credit lines available, of which $32.8 million and $376.5 million, respectively, were outstanding. At September 28, 2019 and December 29, 2018, borrowings under all of our credit lines had a weighted average interest rate of 2.94% and 3.30%, respectively.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Long-term debt

Long-term debt consisted of the following:

	September 28,	December 29,
	2019	2018
Private placement facilities	$621,217	$628,189
U.S. trade accounts receivable securitization	350,000	350,000
Various collateralized and uncollateralized loans payable with interest in varying installments through 2024 at interest rates
ranging from 2.56% to 10.5% at September 28,2019 and
ranging from 2.61% to 4.17% at December 29, 2018	5,995	6,491
Finance lease obligations payable through 2029 with interest rates ranging from 1.64% to 19.13% at September 28,2019 and
ranging from 1.45% to 6.00% at December 29, 2018	4,205	3,944
Total	981,417	988,624
Less current maturities	(109,188)	(8,280)
Total long-term debt	$872,229	$980,344

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The components of our private placement facility borrowings as of September 28, 2019 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012	21,429	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(212)
	$621,217

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, and was previously scheduled to expire on April 29, 2020, has been extended to April 29, 2022. The borrowings outstanding under this securitization facility were $350 million as of both September 28, 2019 and December 29, 2018, respectively. At September 28, 2019, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of2.21 % plus 0.75%, for a combined rate of 2.96%. At December 29, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.66% plus 0.75%, for a combined rate of 3.41%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 7 – Leases

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment. Our leases have remaining terms of less than one year to 16 years, some of which may include options to extend the leases for up to 10 years. The components of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 28,	September 28,
	2019	2019
Operating lease cost: (1)	$21,840	$68,273
Finance lease cost:
Amortization of right-of-use assets	290	798
Interest on lease liabilities	31	88
Total finance lease cost	$321	$886

(1)	Includes variable lease expenses.

Supplemental balance sheet information related to leases is as follows:
September 28,
2019
Operating Leases:
Operating lease right-of-use assets	$240,126

Current operating lease liabilities	67,374
Non-current operating lease liabilities	182,505
Total operating lease liabilities	$249,879

Finance Leases:
Property and equipment, at cost	$10,826
Accumulated depreciation	(6,115)
Property and equipment, net of accumulated depreciation	$4,711

Current maturities of long-term debt	$1,092
Long-term debt	3,113
Total finance lease liabilities	$4,205

Weighted Average Remaining Lease Term in Years:
Operating leases	5.5
Finance leases	6.1

Weighted Average Discount Rate:
Operating leases	3.4%
Finance leases	2.2%

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Supplemental cash flow information related to leases is as follows:
September 28,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$60,275
Operating cash flows for finance leases	67
Financing cash flows for finance leases	862
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$281,373
Finance leases	1,149

(1)	Includes leases that commenced during the nine months ended September 28, 2019, as well as balances related to leases in existence as of the date of the adoption of Topic 842.

Maturities of lease liabilities are as follows:
	September 28,
	2019
	Operating	Finance
	Leases	Leases
2019 (excluding the nine months ended September 28, 2019)	$21,149	$453
2020	69,052	1,135
2021	54,082	846
2022	37,886	434
2023	26,051	295
Thereafter	67,075	1,372
Total future lease payments	275,295	4,535
Less imputed interest	(25,416)	(330)
Total	$249,879	$4,205

As of September 28, 2019 we have additional operating leases with total lease payments of $6.8 million for buildings and vehicles that have not yet commenced. These operating leases will commence during 2019 with lease terms of two to 10 years.

As previously disclosed in our December 29, 2018 Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancelable operating leases and capital leases as of December 29, 2018 were as follows (in thousands):

	Operating	Finance
	Leases	Leases
2019	$62,535	$976
2020	47,686	801
2021	34,633	501
2022	25,626	305
2023	19,560	283
Thereafter	62,918	1,430
Total minimum lease payments	$252,958	4,296
Less imputed interest (Capital leases only)		(352)
Total present value of minimum lease payments		$3,944

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 8 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the redeemable noncontrolling interests for the nine months ended September 28, 2019 and the year ended December 29, 2018 are presented in the following table:

	September 28,	December 29,
	2019	2018
Balance, beginning of period	$219,724	$465,585
Decrease in redeemable noncontrolling interests due to
redemptions	(2,270)	(287,767)
Increase in redeemable noncontrolling interests due to business
acquisitions	73,975	4,655
Net income attributable to redeemable noncontrolling interests	10,618	15,327
Dividends declared	(7,943)	(8,206)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(4,912)	(11,330)
Change in fair value of redeemable securities	(5,867)	41,460
Balance, end of period	$283,325	$219,724

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

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	September 28,	December 29,
	2019	2018
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(22,915)	$(18,595)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$(715)	$(426)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss	$(180,267)	$(234,799)
Unrealized loss from foreign currency hedging activities	(1,742)	(156)
Unrealized investment gain (loss)	2	(6)
Pension adjustment loss	(13,419)	(13,810)
Accumulated other comprehensive loss	$(195,426)	$(248,771)

Total Accumulated other comprehensive loss	$(219,056)	$(267,792)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net income	$148,853	$126,976	$382,693	$423,116

Foreign currency translation loss	(60,635)	(10,582)	(43,926)	(106,154)
Tax effect	-	-	-	-
Foreign currency translation loss	(60,635)	(10,582)	(43,926)	(106,154)

Unrealized gain (loss) from foreign currency hedging
activities	(1,685)	(406)	(2,037)	1,079
Tax effect	422	27	451	(405)
Unrealized gain (loss) from foreign currency hedging
activities	(1,263)	(379)	(1,586)	674

Unrealized investment gain (loss)	3	(1)	10	(2)
Tax effect	(1)	-	(2)	-
Unrealized investment gain (loss)	2	(1)	8	(2)

Pension adjustment gain	585	139	1,146	1,449
Tax effect	(185)	(23)	(314)	(393)
Pension adjustment gain	400	116	832	1,056
Comprehensive income	$87,357	$116,130	$338,021	$318,690

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

During the three months ended September 28, 2019 and September 29, 2018, we recognized, as a component of our comprehensive income, a foreign currency translation loss of $60.6 million and $10.6 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period. During the nine months ended September 28, 2019 and September 29, 2018, we recognized, as a component of our comprehensive income, a foreign currency translation loss of $43.9 million and $106.2 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period. Our financial statements are denominated in the U.S. Dollar currency. Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income (loss). The foreign currency translation gain (loss) during the three and nine months ended September 28, 2019 and September 29, 2018 was primarily impacted by changes in foreign currency exchange rates of the Euro, Brazilian Real, British Pound and Australian Dollar.

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Comprehensive income attributable to
Henry Schein, Inc.	$85,075	$113,221	$324,809	$313,326
Comprehensive income attributable to
noncontrolling interests	3,924	2,478	7,280	2,097
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests	(1,642)	431	5,932	3,267
Comprehensive income	$87,357	$116,130	$338,021	$318,690

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

Debt

The fair value of our debt, including bank credit lines, as of September 28, 2019 and December 29, 2018 was estimated at $1,089.3 million and $1,940.1 million, respectively. Factors that we considered when estimating the fair value of our debt include market conditions, such as interest rates and credit spreads.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 28, 2019 and December 29, 2018:

	September 28, 2019
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$5,620	$-	$5,620
Total assets	$-	$5,620	$-	$5,620

Liabilities:
Derivative contracts	$-	$3,629	$-	$3,629
Total liabilities	$-	$3,629	$-	$3,629

Redeemable noncontrolling interests	$-	$-	$283,325	$283,325

	December 29, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$12,533	$-	$12,533
Total assets	$-	$12,533	$-	$12,533

Liabilities:
Derivative contracts	$-	$1,708	$-	$1,708
Total liabilities	$-	$1,708	$-	$1,708

Redeemable noncontrolling interests	$-	$-	$219,724	$219,724

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 11 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

During the nine months ended September 28, 2019 we completed the following acquisitions:

On March 4, 2019, we announced that we acquired North American Rescue (“NAR”), a leading provider of survivability and casualty-care medical products to the defense and public-safety markets. NAR has annual sales of approximately $184 million. As of September 28, 2019, we have recorded $168.9 million of goodwill related to this acquisition.

On March 18, 2019, we announced that our Henry Schein One subsidiary acquired Lighthouse 360, a provider of easy-to-use dental practice management and patient communication software. Lighthouse 360 has annual sales of approximately $50 million. As of September 28, 2019, we have recorded $143.4 million of goodwill related to this acquisition.

We completed certain other acquisitions during the nine months ended September 28, 2019 which were immaterial to our financial statements individually and in the aggregate.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition. Any adjustments to these accrual amounts are recorded in our consolidated statements of income. For the nine months ended September 28, 2019 and September 29, 2018, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

During the three and nine months ended September 28, 2019, we recorded restructuring (credits) costs of $(0.8) million and $15.8 million, respectively. The restructuring credits in the three months ended September 28, 2019 were attributable to a reduction in previously recorded estimated restructuring costs as of June 29, 2019. The total 2018 costs associated with the actions to complete this restructuring were $54.4 million from continuing operations, consisting primarily of severance costs. As of June 29, 2019, the restructuring activities under this initiative are complete and we do not expect to incur any additional restructuring charges for the remainder of 2019. The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the net amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 28, 2019 and during our 2018 fiscal year and the remaining accrued balance of restructuring costs as of September 28, 2019, which is included in Accrued expenses: Other within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 30, 2017	$3,087	$1,315	$24	$4,426
Provision	50,197	3,153	1,017	54,367
Payments and other adjustments	(23,320)	(2,865)	(883)	(27,068)
Balance, December 29, 2018	$29,964	$1,603	$158	$31,725
Provision	14,733	945	86	15,764
Payments	(26,313)	(1,575)	(110)	(27,998)
Balance, September 28, 2019	$18,384	$973	$134	$19,491

The following table shows, by reportable segment, the net amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 28, 2019 and during our 2018 fiscal year and the remaining accrued balance of restructuring costs as of September 28, 2019:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 30, 2017	$4,426	$-	$4,426
Provision	50,824	3,543	54,367
Payments and other adjustments	(24,959)	(2,109)	(27,068)
Balance, December 29, 2018	$30,291	$1,434	$31,725
Provision	14,966	798	15,764
Payments	(26,349)	(1,649)	(27,998)
Balance, September 28, 2019	$18,908	$583	$19,491

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Basic	147,136	152,533	148,603	152,970
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,439	1,081	1,317	1,012
Diluted	148,575	153,614	149,920	153,982

Note 14 – Income Taxes

For the nine months ended September 28, 2019, our effective tax rate was 23.9% compared to 21.8% for the prior year period. The difference between our effective tax rates and the federal statutory tax rate for the nine months ended September 28, 2019 primarily relates to state and foreign income taxes and interest expense. The difference between our effective tax rates and the federal statutory tax rate for the nine months ended September 29, 2018 primarily relates to a provisional transition tax benefit of $10 million related to the Tax Act, as well as state and foreign income taxes and interest expense.

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

The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the BEAT, FDII and Interest Limitation computations, we have not recorded an estimate in our effective tax rate for the nine months ended September 28, 2019 because we have concluded that these provisions of the Tax Act will not apply to us in 2019.

The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our consolidated balance sheets, as of September 28, 2019 was approximately $107.6 million, of which $86.5 million would affect the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits will change in the next 12 months, which may result in a material impact on our consolidated statement of income.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes and included in “Other liabilities”, were approximately $18.3 million and $0, respectively, as of September 28, 2019.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 16 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $13.3 million ($10.2 million after-tax) and $33.1 million ($25.2 million after-tax) for the three and nine months ended September 28, 2019, respectively, and $9.5 million ($7.6 million after-tax) and $30.6 million ($23.4 million after-tax) for the three and nine months ended September 29, 2018, respectively.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Total unrecognized compensation cost related to unvested awards as of September 28, 2019 was $97.5 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

The following table summarizes stock option activity under the Plans during the nine months ended September 28, 2019:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	3	$13.63
Granted	-	-
Exercised	(3)	13.63
Forfeited	-	-
Outstanding at end of period	-	$-	-	$-

Options exercisable at end of period	-	$-	-	$-

The following tables summarize the activity of our unvested restricted stock/units for the nine months ended September 28, 2019:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,513	$57.94
Granted	449	59.47
Vested	(338)	55.57
Forfeited	(204)	60.39
Outstanding at end of period	1,420	$58.66	$62.58

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,163	$40.26
Granted	656	60.04
Vested	(185)	66.52
Forfeited	(155)	61.37
Outstanding at end of period	1,479	$61.41	$62.58

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 17 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Nine Months Ended
	September 28,	September 29,
	2019	2018
Interest	$45,543	$49,959
Income taxes	138,068	197,943

During the nine months ended September 28, 2019 and September 29, 2018, we had a $2.0 million non-cash net unrealized loss related to foreign currency hedging activities and a $1.1 million non-cash net unrealized gain related to foreign currency hedging activities, respectively.

Note 18 – Legal Proceedings

Beginning in January 2016, purported class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”) and Henry Schein, Inc. Although there were factual and legal variations among these complaints, each of these complaints alleges, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. (“Burkhart”) not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a classwide basis. Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco, Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016. As a result, in our third quarter of fiscal 2018, we recorded a charge of $38.5 million, which was paid into a settlement fund in January 2019. On June 25, 2019, the district court granted final approval to the settlement, and entered final judgment dismissing the case. On July 16, 2019, Dr. William Roe, an unnamed class member that had objected to the settlement, filed a notice of appeal appealing the district court’s Final Judgment and Order Granting Motion for Final Approval of Class Settlement. On October 8, 2019, the class plaintiffs and the objector filed notice indicating that they had reached a settlement concerning the objection, which, once approved by the court, would resolve the objection. On October 24, 2019 the court approved the agreement between the objector and the plaintiffs.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Archer alleges aconspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson and Benco as defendants, and alleging that Henry Schein, Patterson, Benco and Burkhart conspired to fix prices and refused to compete with each other for sales of dental equipment to dental professionals and agreed to enlist their common suppliers, the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, their price-cutting competing distributor Archer. Archer seeks damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally, as well as injunctive relief. On October 30, 2017, Archer filed a second amended complaint, to add additional allegations that it believes support its claims. The named parties and causes of action are the same as the August 1, 2017 amended complaint.

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay. On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration. On June 10, 2013, Archer moved for reconsideration before the District Court judge. On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay. Defendants appealed the District Court’s order. On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration. On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings consistent with the Supreme Court’s opinion. On April 2, 2019, the District Court stayed the proceeding in the trial court pending resolution by the Fifth Circuit. The Fifth Circuit heard oral argument on May 1, 2019 on whether the case should be arbitrated. The Fifth Circuit issued its opinion on August 14, 2019 affirming the District Court’s order denying defendants’ motions to compel arbitration. Defendants filed a petition for rehearing en banc before the Fifth Circuit. The Fifth Circuit has not ruled on that petition. On October 1, 2019, the District Court set the case for trial on February 3, 2020. We intend to defend ourselves vigorously against this action.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc. The FTC alleges, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners. The FTC alleges that defendants conspired in violation of Section 5 of the FTC Act. The complaint seeks equitable relief only and does not seek monetary damages. We deny the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups and intend to defend ourselves vigorously against this action. A hearing before an administrative law judge began on October 16, 2018 and the hearing record was closed on February 21, 2019. On October 7, 2019, the administrative law judge issued his Initial Decision, finding in relevant part that the “evidence fails to prove a conspiracy involving Schein,” and dismissing the Complaint as to Schein. The Initial Decision will become the decision of the Commission on or about November 7, 2019 unless the Commission places the case on its own docket for review or stays the effective date of the decision. We believe this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Stanley M. Bergman and Steven Paladino in the U.S. District Court for the Eastern District of New York, Case No. 1:18-cv-01428. The complaint sought to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”). The complaint alleged, among other things, that the defendants had made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period, including matters relating to the issues in the antitrust class action and the FTC action described above, thereby causing the plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities. The complaint sought unspecified monetary damages and a jury trial. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), the court appointed lead plaintiff and lead counsel on June 22, 2018 and recaptioned the putative class action as In re Henry Schein, Inc. Securities Litigation, under the same case number. Lead plaintiff filed a consolidated class action complaint on September 14, 2018. The consolidated class action complaint asserts similar claims against the same defendants (plus Timothy Sullivan) on behalf of the same putative class of purchasers during the Class Period. It alleges that Henry Schein’s stock price was inflated during that period because Henry Schein had misleadingly portrayed its dental-distribution business “as successfully producing excellent profits while operating in a highly competitive environment” even though, “in reality, [Henry Schein] had engaged for years in collusive and anticompetitive practices in order to maintain Schein’s margins, profits, and market share.” The complaint alleges that the stock price started to fall from August 8, 2017, when the company announced below-expected financial performance that allegedly “revealed that Schein’s poor results were a product of abandoning prior attempts to inflate sales volume and margins through anticompetitive collusion,” through February 13, 2018, after the FTC filed a complaint against Benco, Henry Schein and Patterson alleging that they violated U.S. antitrust laws. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 and Section 20(a) of the Exchange Act. On September 27, 2019, the court issued a decision partially granting and partially denying defendants’ motion to dismiss the securities action. The court dismissed all claims against Messrs. Bergman and Paladino as well as the Section 10(b) claim against Henry Schein to the extent that that claim relied on the Company’s financial results and margins to allege a material misstatement or omission, and on the Company’s August 8, 2017 disclosure to allege loss causation. The court otherwise denied the motion as to Henry Schein and Mr. Sullivan. We intend to defend ourselves vigorously against this action. Henry Schein has also received a request under 8 Del. C. § 220 to inspect corporate books and records relating to the issues raised in the securities class action and the antitrust matters discussed above.

On May 3, 2018, a purported class action complaint, Marion Diagnostic Center, LLC, et al. v. Becton, Dickinson, and Co., et al., Case No. 3:18-cv-010509, was filed in the U.S. District Court for the Southern District of Illinois against

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Becton, Dickinson, and Co. (“Becton”); Premier, Inc. (“Premier”), Vizient, Inc. (“Vizient”), Cardinal Health, Inc. (“Cardinal”), Owens & Minor Inc. (“O&M”), Henry Schein, Inc., and Unnamed Becton DistributorCo-Conspirators. The complaint alleges that the defendants entered into a vertical conspiracy to force health care providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and inflate the prices of certain Becton products to above-competitive levels. The named plaintiffs seek to represent three separate classes consisting of all health care providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Premier, Vizient, Cardinal, O&M or Henry Schein on or after May 3, 2014. The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, treble damages, reasonable attorneys’ fees and costs and expenses, and pre-judgment and post-judgment interest. On June 15, 2018, an amended complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as a defendant. On November 30, 2018, the District Court granted defendants’ motion to dismiss and entered a final judgment, dismissing plaintiffs’ complaint with prejudice. On December 27, 2018, plaintiffs appealed the District Court’s decision to the Seventh Circuit Court of Appeals. The parties argued the appeal on September 27, 2019 and are currently awaiting the Seventh Circuit’s ruling.

On May 29, 2018, an amended complaint was filed in the MultiDistrict Litigation (“MDL”) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) in an action entitled The County of Summit, Ohio et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45090-DAP (“County of Summit Action”), in the U.S. District Court for the Northern District of Ohio, adding Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others as defendants. Summit County alleges that manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc. and Henry Schein Medical Systems, Inc.) reaped financial rewards by refusing or otherwise failing to monitor appropriately and restrict the improper distribution of those drugs. On October 29, 2019, the Company was dismissed with prejudice from this lawsuit. Henry Schein, working with Summit County, will establish and donate $1 million to a Pain Management Education Foundation dedicated to making grants to programs within Summit County focused on (I) supporting and aggregating research around best practices for pain management, including the prescription of opioids and alternatives: (II) educating dentists and physicians, clinical associates, patients and patient networks on those best practices along with the risks of opioid addiction and alternative pain management treatment options for key indications; and (III) offering grants to develop and offer training to dentists and physicians or other qualified professionals to qualify a practitioner for a waiver to prescribe or dispense buprenorphine medications. Henry Schein will pay $250,000 of Summit County’s expenses.

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have currently been named as a defendant in multiple lawsuits (currently less than one-hundred (100)), which allege claims similar to those alleged in the County of Summit Action. None of these other cases have been set for trial. These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL. Of Henry Schein’s 2018 revenue of $9.4 billion from continuing operations, sales of opioids represented less than one-tenth of 1 percent. Opioids represent a negligible part of our business. We intend to defend ourselves vigorously against these actions.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Bus. and Prof. Code § 16720) and the Unfair Competition Act (Cal. Bus. and Prof. Code § 17200), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On December 7, 2018, an amended complaint was filed asserting the same claims against the same parties. On June 28, 2019, the court granted Defendants’ motions to dismiss with leave to amend. The parties subsequently stipulated to dismissal of the action with prejudice, pursuant to a settlement in which Henry Schein agreed to pay the plaintiff a de minimis amount. The court entered the stipulation of dismissal with prejudice and terminated the case on August 2, 2019.

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

On September 30, 2019, City of Hollywood Police Officers Retirement System, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Covetrus, Inc., and Benjamin Shaw and Christine Komola (Covetrus’s then Chief Executive Officer and Chief Financial Officer, respectively) in the U.S. District Court for the Eastern District of New York, Case No. 2:19-cv-05530-FB-RLM. The complaint seeks to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased or otherwise acquired Covetrus common stock from February 8, 2019 through August 12, 2019. The case relates to the Animal Health Spin-off and Merger of the Henry Schein Animal Health Business with Vets First Choice in February 2019. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and asserts that defendants’ statements in the offering documents and after the transaction were materially false and misleading because they purportedly overstated Covetrus’s capabilities as to inventory management and supply-chain services, understated the costs of integrating the Henry Schein Animal Health Business and Vets First Choice, understated Covetrus’s separation costs from Henry Schein, and understated the impact on earnings from online competition and alternative distribution channels and from the loss of an allegedly large customer in North America just before the Separation and Merger.  The complaint seeks unspecified monetary damages and a jury trial. We intend to defend ourselves vigorously against this action.

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

As of September 28, 2019, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 19 – Subsequent Events

On October 1, 2019, the Company sold an equity investment in Hu-Friedy Mfg. Co., LLC, a manufacturer of dental instruments and infection prevention solutions. Our investment was non-controlling, we were not involved in running the business and had no representation on the board of directors. We estimate that in the fourth quarter of 2019 we will record a pretax gain from this sale in the range of $225 million to $275 million. Our final calculation of the gain will take into account the accounting treatment of contingent consideration associated with the transaction and the appropriate income tax treatment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by us are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms.

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive and consolidating market; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-party shippers; general global macro-economic conditions; risks associated with currency fluctuations; risks associated with political and economic uncertainty; disruptions in financial markets; volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our global operations; transitional challenges associated with acquisitions, dispositions and joint ventures, including the failure to achieve anticipated synergies/benefits; financial and tax risks associated with acquisitions, dispositions and joint ventures; litigation risks; new or unanticipated litigation developments and the status of litigation matters; the dependence on our continued product development, technical support and successful marketing in the technology segment; our dependence on third parties for certain technologically advanced components; increased competition by third party online commerce sites; risks from disruption to our information systems; cyberattacks or other privacy or data security breaches; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

Recent Developments

On October 1, 2019, the Company sold an equity investment in Hu-Friedy Mfg. Co., LLC, a manufacturer of dental instruments and infection prevention solutions. Our investment was non-controlling, we were not involved in running the business and had no representation on the board of directors. We estimate that in the fourth quarter of 2019 we will record a pretax gain from this sale in the range of $225 million to $275 million. Our final calculation of the gain will take into account the accounting treatment of contingent consideration associated with the transaction and the appropriate income tax treatment.

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

We are headquartered in Melville, New York, employ approximately 19,000 people (of which approximately 8,800 are based outside the United States) and have operations or affiliates in 32 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Singapore, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, imposes annual reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain covered recipients (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. CMS publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities. Effective January 1, 2022, payments or other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives must also be reported, and this new requirement will be effective for data collected beginning in calendar year 2021.

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

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, established a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners. Under MACRA, certain eligible clinicians are required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models (“APMs”). MIPS generally consolidated three programs; the physician quality reporting system, the value-based payment modifier and the Medicare electronic health record (“EHR”) program, into a single program in which Medicare reimbursement to eligible clinicians includes both positive and negative payment adjustments that take into account quality, promoting interoperability, cost and improvement activities. Advanced APMs generally involve higher levels of financial and technology risk. The first MIPS performance year was 2017, and the data collected in the first performance year determines payment adjustments that began January 1, 2019. MACRA represents a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations. MIPS and APM performance measures and other program requirements continue to evolve. For example, in a Proposed Rule for the 2020 Medicare Physician Fee Schedule, published August 14, 2019, CMS proposed instituting a new MIPS framework, to be called the MIPS Value Pathways (MVPs), which would apply beginning with the 2021 performance year, and involve a new approach to measures and standards to be focused on clinical episodes of care. The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base. Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

In 2019, there has been increased scrutiny on drug pricing and concurrent efforts to control or reduce drug costs by Congress, the President, and various states. Several related bills have been introduced at the federal level, and such legislation could have the potential to impose additional costs on our business.

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

Regulated Software; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings. The 21st Century Cures Act (the “Cures Act”), signed into law on December 13, 2016, amended the device definition to exclude certain software, including clinical decision support software that meet certain criteria. In September 2019, the FDA issued draft and final guidance documents describing its interpretation of the statutory language regarding which types of clinical decision support tools and other software are exempt from regulation as medical devices. Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increases privacy rights for individuals in Europe, extended the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe (“Data Subjects”) or monitoring the behavior of such individuals (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues. Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data. Among other things, the GDPR requires, with respect to data concerning Data Subjects, company accountability, consents from Data Subjects or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data. The California Consumer Privacy Act (“CCPA”), signed into law on June 28, 2018, becomes effective January 1, 2020, and will require companies to institute additional protections on the collection, use and disclosure of certain “personal information” of California consumers. In addition to providing for enforcement by the California Attorney General, the CCPA also provides for a private right of action. Entities in violation of the CCPA may be liable for civil penalties. Other states, as well as the federal government, have increasingly considered the adoption of similar personal data privacy laws. While we believe we have substantially compliant programs and controls in place to comply with the GDPR and CCPA requirements, our compliance with these measures is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and nine months ended September 28, 2019 and September 29, 2018 and cash flows for the nine months ended September 28, 2019 and September 29, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Operating results:
Net sales	$2,508,767	$2,355,565	$7,316,862	$6,945,047
Cost of sales	1,747,600	1,633,206	5,036,574	4,785,231
Gross profit	761,167	722,359	2,280,288	2,159,816
Operating expenses:
Selling, general and administrative	574,771	552,051	1,742,597	1,658,988
Litigation settlements	-	38,488	-	38,488
Restructuring costs (credits)	(802)	8,551	15,764	19,723
Operating income	$187,198	$123,269	$521,927	$442,617

Other expense, net	$(8,607)	$(17,088)	$(31,103)	$(45,237)
Net income from continuing operations	143,212	96,247	388,269	325,555
Income (loss) from discontinued operations	5,641	30,729	(5,576)	97,561
Net income attributable to Henry Schein, Inc.	140,557	121,478	364,872	402,908

Cash flows:
Net cash provided by operating activities from continuing operations			$525,180	$269,395
Net cash used in investing activities from continuing operations			(691,349)	(124,072)
Net cash provided by (used in) financing activities from continuing operations			176,139	(219,894)

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

During the three and nine months ended September 28, 2019, we recorded restructuring (credits) costs of $(0.8) million and $15.8 million, respectively. The restructuring credits in the three months ended September 28, 2019 were primarily attributable to a reduction in previously recorded estimated restructuring costs as of June 29, 2019. The total 2018 costs associated with the actions to complete this restructuring were $54.4 million from continuing operations, consisting primarily of severance costs. As of June 29, 2019, the restructuring activities under this initiative are complete and we do not expect to incur any additional restructuring charges for the remainder of 2019.

Three Months Ended September 28, 2019 Compared to Three Months Ended September 29, 2018

Net Sales

Net sales for the three months ended September 28, 2019 and September 29, 2018 were as follows (in thousands):

		September 28,	% of	September 29,	% of	Increase
		2019	Total	2018	Total	$	%
Health care distribution (1):
	Dental	$1,545,984	61.6%	$1,514,325	64.3%	$31,659	2.1%
	Medical	803,709	32.0	721,942	30.6	81,767	11.3
	Total health care distribution	2,349,693	93.6	2,236,267	94.9	113,426	5.1
Technology and value-added services (2)		137,331	5.5	119,298	5.1	18,033	15.1
	Total excluding Corporate TSA revenue	2,487,024	99.1	2,355,565	100.0	131,459	5.6
Corporate TSA revenue(3)		21,743	0.9	-	-	21,743	-
	Total	$2,508,767	100.0%	$2,355,565	100.0%	$153,202	6.5

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

(3)

Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health spin-off, which we expect to continue through August 2020.

The 6.5% increase in net sales for the three months ended September 28, 2019 includes 7.6% local currency growth (3.9% increase in internally generated revenue and 3.7% growth from acquisitions) partially offset by a decrease of 1.1% related to foreign currency exchange. Excluding sales of products under the transition services agreement with Covetrus, our net sales increased 5.6%, including local currency growth of 6.6% (3.0% increase in internally generated revenue and 3.6% growth from acquisitions) partially offset by a decrease of 1.0% related to foreign currency exchange.

The 2.1% increase in dental net sales for the three months ended September 28, 2019 includes 3.6% local currency growth (1.7% increase in internally generated revenue and 1.9% growth from acquisitions) partially offset by a decrease of 1.5% related to foreign currency exchange. The 3.6% increase in local currency sales was attributable to dental consumable merchandise sales growth of 4.7% (2.3% increase in internally generated revenue and 2.4% growth from acquisitions). Growth in dental equipment sales and service revenues were flat versus the prior year. On a local currency basis, dental equipment sales and service revenues decreased in North America by 4.5%, but increased 7.9% internationally.

The 11.3% increase in medical net sales for the three months ended September 28, 2019 includes 11.4% local currency growth (5.3% increase in internally generated revenue and 6.1% growth from acquisitions) partially offset by a decrease of 0.1% related to foreign currency exchange.

The 15.1% increase in technology and value-added services net sales for the three months ended September 28, 2019 includes 15.8% local currency growth (4.9% increase in internally generated revenue and 10.9% growth from acquisitions) partially offset by a decrease of 0.7% related to foreign currency exchange. Our technology sales in 2019 were bolstered by increased revenues with the U.S. Department of Defense, which were $9.0 million versus $6.2 million in 2018. The local currency growth in technology and value-added services is affected by the revenue for certain products being recognized on a gross basis in the prior year. When excluding the effects of this change, internally generated revenue grew by 6.6%

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended September 28, 2019 and September 29, 2018 were as follows (in thousands):

	September 28,	Gross	September 29,	Gross	Increase
	2019	Margin %	2018	Margin %	$	%
Health care distribution	$659,958	28.1%	$636,580	28.5%	$23,378	3.7%
Technology and value-added services	100,554	73.2	85,779	71.9	14,775	17.2
Total excluding Corporate TSA revenues	760,512	30.6	722,359	30.7	38,153	5.3
Corporate TSA revenues	655	3.0	-	-	655	-
Total	$761,167	30.3	$722,359	30.7	$38,808	5.4

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

In connection with the completion of the Animal Health Spin-off (see Note 2 for additional details), we entered into a transition services agreement with Covetrus, pursuant to which Covetrus purchases certain products from us. The agreement provides that these products will be sold to Covetrus at a mark-up that ranges from 3% to 6% of our product cost to cover handling costs. We expect these sales to continue through August 2020.

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

Health care distribution gross profit increased $23.4 million, or 3.7%, for the three months ended September 28, 2019 compared to the prior year period. The overall increase in our health care distribution gross profit is attributable to $23.5 million additional gross profit from acquisitions and $8.8 is attributable to growth in internally generated revenue. These increases were partially offset by $8.9 million decline in gross profit due to the decrease in the gross margin rates. Health care distribution gross profit margin decreased to 28.1% for the three months ended September 28, 2019 from 28.5% for the comparable prior year period.

Technology and value-added services gross profit increased $14.8 million, or 17.2%, for the three months ended September 28, 2019 compared to the prior year period. The overall increase in our Technology and value-added services gross profit is attributable to $10.7 million additional gross profit from acquisitions, $3.6 million from growth in internally generated revenue, and $0.5 million from increased gross margin rates. Technology and value-added services gross profit margin increased to 73.2% for the three months ended September 28, 2019 from 71.9% for the comparable prior year period, primarily due to increased gross margin rates from certain businesses acquired during 2019.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended September 28, 2019 and September 29, 2018 were as follows (in thousands):

		% of		% of
	September 28,	Respective	September 29,	Respective	Increase / (Decrease)
	2019	Net Sales	2018	Net Sales	$	%
Health care distribution	$511,116	21.8%	$545,275	24.4%	$(34,159)	(6.3)%
Technology and value-added services	62,853	45.8	53,815	45.1	9,038	16.8
Total	$573,969	22.9	$599,090	25.4	$(25,121)	(4.2)

Selling, general and administrative expenses (including restructuring credits in the three months ended September 28, 2019 and litigation settlements and restructuring costs in the three months ended September 29, 2018) decreased $25.1 million, or 4.2%, for the three months ended September 28, 2019 from the comparable prior year period. The $34.2 million decrease in selling, general and administrative expenses within our health care distribution segment for the three months ended September 28, 2019 as compared to the prior year period was attributable to a reduction of $44.3 million of operating costs (primarily due to $38.5 million of litigation settlement costs recorded in the third quarter of 2018), and a $8.0 million decrease in restructuring costs partially offset by $18.1 million of additional costs from acquired companies. The $9.0 million increase in selling, general and administrative expenses within our technology and value-added services segment for the three months ended September 28, 2019 as compared to the prior year period was attributable to $8.8 million of additional costs from acquired companies and an increase of $1.6 million of operating costs, partially offset by a $1.4 million decrease in restructuring costs. As a percentage of net sales, selling, general and administrative expenses decreased to 22.9% from 25.4% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $18.5 million, or 5.3% to $365.2 million, for the three months ended September 28, 2019 from the comparable prior year period. As a percentage of net sales, selling expenses decreased to 14.6% from 14.7% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses decreased $43.6 million, or 17.3% to $208.8 million, for the three months ended September 28, 2019 from the comparable prior year period primarily due to $38.5 million of litigation settlement costs recorded in the third quarter of 2018 and a $9.4 million reduction of restructuring costs. As a percentage of net sales, general and administrative expenses decreased to 8.3% from 10.7% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended September 28, 2019 and September 29, 2018 was as follows (in thousands):

	September 28,	September 29,	Variance
	2019	2018	$	%
Interest income	$3,943	$3,928	$15	0.4%
Interest expense	(12,373)	(20,430)	8,057	39.4
Other, net	(177)	(586)	409	69.8
Other expense, net	$(8,607)	$(17,088)	$8,481	49.6

Interest expense decreased $8.1 million primarily due to decreased borrowings under our bank credit lines.

Income Taxes

For the three months ended September 28, 2019, our effective tax rate was 23.5% compared to 15.7% for the prior year period. The difference between our effective tax rate and the federal statutory tax rate for the three months ended September 28, 2019 primarily relates to state and foreign income taxes and interest expense. The difference between our effective tax rate and the federal statutory tax rate for the three months ended September 29, 2018 primarily relates to a provisional transition tax benefit of $10 million related to the Tax Act, as well as state and foreign income taxes and interest expense.

Nine Months Ended September 28, 2019 Compared to Nine Months Ended September 29, 2018

Net Sales

Net sales for the nine months ended September 28, 2019 and September 29, 2018 were as follows (in thousands):

		September 28,	% of	September 29,	% of	Increase
		2019	Total	2018	Total	$	%
Health care distribution (1):
	Dental	$4,693,803	64.1%	$4,674,534	67.3%	$19,269	0.4%
	Medical	2,184,927	29.9	1,976,367	28.5	208,560	10.6
	Total health care distribution	6,878,730	94.0	6,650,901	95.8	227,829	3.4
Technology and value-added services (2)		377,891	5.2	294,146	4.2	83,745	28.5
	Total excluding Corporate TSA revenue	7,256,621	99.2	6,945,047	100.0	311,574	4.5
Corporate TSA revenue(3)		60,241	0.8	-	-	60,241	-
	Total	$7,316,862	100.0%	$6,945,047	100.0%	$371,815	5.4

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

(3)

Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health spin-off, which we expect to continue through August 2020.

The 5.4% increase in net sales for the nine months ended September 28, 2019 includes 7.3% local currency growth (3.9% increase in internally generated revenue and 3.4% growth from acquisitions) partially offset by a decrease of 1.9% related to foreign currency exchange. Excluding sales of products under the transition services agreement with Covetrus, our net sales increased 4.5%, including local currency growth of 6.4% (3.0% increase in internally generated revenue and 3.4% growth from acquisitions) partially offset by a decrease of 1.9% related to foreign currency exchange.

The 0.4% increase in dental net sales for the nine months ended September 28, 2019 includes 3.2% local currency growth (1.9% increase in internally generated revenue and 1.3% growth from acquisitions) offset by a decrease of 2.8% related to foreign currency exchange. The 3.2% increase in local currency sales was attributable to dental consumable merchandise sales growth of 4.3% (2.6% increase in internally generated revenue and 1.7% growth from acquisitions), partially offset by a decrease in dental equipment sales and service revenues of 0.5%, all of which is attributable to a decrease in internally generated revenue. This decrease is primarily due to a decline in high-tech equipment sales in North America.

The 10.6% increase in medical net sales for the nine months ended September 28, 2019 includes an increase of 10.7% local currency growth (5.9% increase in internally generated revenue and 4.8% growth from acquisitions) partially offset by a decrease of 0.1% related to foreign currency exchange.

The 28.5% increase in technology and value-added services net sales for the nine months ended September 28, 2019 includes 29.6% local currency growth (2.2% increase in internally generated revenue and 27.4% growth from acquisitions) partially offset by a decrease of 1.1% related to foreign currency exchange. The local currency growth in technology and value-added services is affected by the revenue for certain products being recognized on a gross basis in the prior year. When excluding the effects of this change, internally generated revenue grew by 3.9%

Gross Profit

Gross profit and gross margin percentages by segment and in total for the nine months ended September 28, 2019 and September 29, 2018 were as follows (in thousands):

	September 28,	Gross	September 29,	Gross	Increase
	2019	Margin %	2018	Margin %	$	%
Health care distribution	$2,004,218	29.1%	$1,958,377	29.4%	$45,841	2.3%
Technology and value-added services	274,266	72.6	201,439	68.5	72,827	36.2
Total excluding Corporate TSA revenues	2,278,484	31.4	2,159,816	31.1	118,668	5.5
Corporate TSA revenues	1,804	3.0	-	-	1,804	-
Total	$2,280,288	31.2	$2,159,816	31.1	$120,472	5.6

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

In connection with the completion of the Animal Health Spin-off (see Note 2 for additional details), we entered into a transition services agreement with Covetrus, pursuant to which Covetrus purchases certain products from us. The agreement provides that these products will be sold to Covetrus at a mark-up that ranges from 3% to 6% of our product cost to cover handling costs. We expect these sales to continue through August 2020.

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

Health care distribution gross profit increased $45.8 million, or 2.3%, for the nine months ended September 28, 2019 compared to the prior year period. The overall increase in our health care distribution gross profit is attributable to $52.4 million additional gross profit from acquisitions and $10.4 is attributable to growth in internally generated revenue. These increases were partially offset by a $17.0 million decline in gross profit due to the decrease in the gross margin rates. Health care distribution gross profit margin decreased to 29.1% for the nine months ended September 28, 2019 from 29.4% for the comparable prior year period.

Technology and value-added services gross profit increased $72.8 million, or 36.2%, for the nine months ended September 28, 2019 compared to the prior year period. The overall increase in our Technology and value-added services gross profit is attributable to $70.6 million additional gross profit from acquisitions and $2.2 is attributable to growth in internally generated revenue. Technology and value-added services gross profit margin increased to 72.6% for the three months ended September 28, 2019 from 68.5% for the comparable prior year period, primarily due to additional product offerings at higher gross profit margins in our Henry Schein One subsidiary which was formed on July 1, 2018.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the nine months ended September 28, 2019 and September 29, 2018 were as follows (in thousands):

		% of		% of
	September 28,	Respective	September 29,	Respective	Increase / (Decrease)
	2019	Net Sales	2018	Net Sales	$	%
Health care distribution	$1,576,996	22.9%	$1,599,399	24.0%	$(22,403)	(1.4)%
Technology and value-added services	181,365	48.0	117,800	40.0	63,565	54.0
Total	$1,758,361	24.0	$1,717,199	24.7	$41,162	2.4

Selling, general and administrative expenses (including restructuring costs in the nine months ended September 28, 2019 and September 29, 2018, and litigation settlements in the nine months ended September 29, 2018) increased $41.2 million, or 2.4%, for the nine months ended September 28, 2019 from the comparable prior year period. The $22.4 million decrease in selling, general and administrative expenses within our health care distribution segment for the nine months ended September 28, 2019 as compared to the prior year period was attributable to a reduction of $65.1 million of operating costs (primarily due to $38.5 million of litigation settlement costs recorded in 2018) and a $3.1 million decrease in restructuring costs partially offset by $45.8 million of additional costs from acquired companies. The $63.6 million increase in selling, general and administrative expenses within our technology and value-added services segment for the nine months ended September 28, 2019 as compared to the prior year period was attributable to $64.4 million of additional costs from acquired companies, partially offset by a $0.8 million decrease in restructuring costs. As a percentage of net sales, selling, general and administrative expenses decreased to 24.0% from 24.7% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $47.7 million, or 4.5% to $ 1,112.2 million, for the nine months ended September 28, 2019 from the comparable prior year period. As a percentage of net sales, selling expenses decreased to 15.2% from 15.3% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses decreased $6.5 million, or 1.0% to $ 646.2 million, for the nine months ended September 28, 2019 from the comparable prior year period primarily due to $38.5 million of litigation settlement costs recorded in the third quarter of 2018. As a percentage of net sales, general and administrative expenses decreased to 8.8% from 9.4% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the nine months ended September 28, 2019 and September 29, 2018 was as follows (in thousands):

	September 28,	September 29,	Variance
	2019	2018	$	%
Interest income	$12,368	$11,105	$1,263	11.4%
Interest expense	(41,459)	(54,569)	13,110	24.0
Other, net	(2,012)	(1,773)	(239)	(13.5)
Other expense, net	$(31,103)	$(45,237)	$14,134	31.2

Interest income increased by $1.3 million primarily due to increased investment and late fee income. Interest expense decreased $13.1 million primarily due to decreased borrowings under our bank credit lines.

Income Taxes

For the nine months ended September 28, 2019, our effective tax rate was 23.9% compared to 21.8% for the prior year period. The difference between our effective tax rates and the federal statutory tax rate for the nine months ended September 28, 2019 primarily relates to state and foreign income taxes and interest expense. The difference between our effective tax rates and the federal statutory tax rate for the nine months ended September 29, 2018 primarily relates to a provisional transition tax benefit of $10.0 million related to the Tax Act, as well as state and foreign income taxes and interest expense.

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

Net cash from continuing operations provided by operating activities was $525.2 million for the nine months ended September 28, 2019, compared to net cash from continuing operations provided by operating activities of $269.4 million for the comparable prior year period. The net change of $255.8 million was primarily attributable to increased net income, decreases in working capital requirements and increased distributions from equity affiliates.

Net cash from continuing operations used in investing activities was $691.3 million for the nine months ended September 28, 2019, compared to $124.1 million for the comparable prior year period. The net change of $567.2 million was primarily attributable to increased payments for equity investments and business acquisitions.

Net cash from continuing operations provided by financing activities was $176.1 million for the nine months ended September 28, 2019, compared to net cash used in financing activities of $219.9 million for the comparable prior year period. The net change of $396.0 million was primarily due to a distribution received related to the Animal Health Spin-off, proceeds from the Animal Health Share Sale, a reduction in acquisitions of noncontrolling interests in subsidiaries, and payments to the Henry Schein Animal Health Business partially offset by increased repayments of debt related to the Animal Health Spin-off and increased repurchases of our common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 28,	December 29,
	2019	2018
Cash and cash equivalents	$75,256	$56,885
Working capital (1)	1,207,050	956,393

Debt:
Bank credit lines	$107,841	$951,458
Current maturities of long-term debt	109,188	8,280
Long-term debt	872,229	980,344
Total debt	$1,089,258	$1,940,082

Leases:
Current operating lease liabilities	$67,374	$-
Non-current operating lease liabilities	182,505	-

(1)	Includes $419 million and $422 million of accounts receivable which serve as security for U.S. trade accounts receivable securitization at September 28, 2019 and December 29, 2018 respectively.

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 45.3 days as of September 28, 2019 from 44.2 days as of September 29, 2018. During the nine months ended September 28, 2019, we wrote off approximately $4.4 million of fully reserved accounts receivable against our trade receivable reserve. Our inventory turns from operations increased to 4.9 as of September 28, 2019 from 4.4 as of September 29, 2018. Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

Bank credit lines consisted of the following:

	September 28,	December 29,
	2019	2018
Revolving credit agreement	$75,000	$175,000
Other short-term bank credit lines	32,841	376,458
Committed loan associated with Animal Health Spin-off	-	400,000
Total	$107,841	$951,458

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”). This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect that the LIBOR rate will be discontinued at some point during 2021. We expect to work with our lenders to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense. Additionally, the Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of September 28, 2019 and December 29, 2018, the borrowings on this revolving credit facility were $75.0 million and $175.0 million, respectively. As of September 28, 2019 and December 29, 2018, there were $9.6 million and $11.2 million of letters of credit, respectively, provided to third parties under the credit facility.

Other Short-Term Credit Lines

As of September 28, 2019 and December 29, 2018, we had various other short-term bank credit lines available, of which $32.8 million and $376.5 million, respectively, were outstanding. At September 28, 2019 and December 29, 2018, borrowings under all of our credit lines had a weighted average interest rate of 2.94% and 3.30%, respectively.

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

Long-term debt

Long-term debt consisted of the following:

	September 28,	December 29,
	2019	2018
Private placement facilities	$621,217	$628,189
U.S. trade accounts receivable securitization	350,000	350,000
Various collateralized and uncollateralized loans payable with interest in varying installments through 2024 at interest rates
ranging from 2.56% to 10.5% at September 28,2019 and
ranging from 2.61% to 4.17% at December 29, 2018	5,995	6,491
Finance lease obligations payable through 2029 with interest rates ranging from 1.64% to 19.13% at September 28,2019 and
ranging from 1.45% to 6% at December 29, 2018	4,205	3,944
Total	981,417	988,624
Less current maturities	(109,188)	(8,280)
Total long-term debt	$872,229	$980,344

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

The components of our private placement facility borrowings as of September 28, 2019 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	21,429	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(212)
	$621,217

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, and was previously scheduled to expire on April 29, 2020, has been extended to April 29, 2022. The borrowings outstanding under this securitization facility were $350 million as of both September 28, 2019 and December 29, 2018, respectively. At September 28, 2019, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.21% plus 0.75%, for a combined rate of 2.96%. At December 29, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.66% plus 0.75%, for a combined rate of 3.41%.

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

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment. Our leases have remaining terms of less than 1 year to 16 years, some of which may include options to extend the leases for up to 10 years. As of September 28, 2019, our right-of-use assets related to operating leases were $240.1 million and our current and non-current operating lease liabilities were $67.4 million and $182.5 million, respectively.

Stock Repurchases

From June 21, 2004 through September 28, 2019, we repurchased $3.2 billion, or 63,466,633 shares, under our common stock repurchase programs, with $75.0 million available as of September 28, 2019 for future common stock share repurchases.

On October 30, 2019, our Board of Directors authorized the repurchase of up to an additional $400 million in shares of our common stock.

Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the Redeemable noncontrolling interests for the nine months ended September 28, 2019 and the year ended December 29, 2018 are presented in the following table:

	September 28,	December 29,
	2019	2018
Balance, beginning of period	$219,724	$465,585
Decrease in redeemable noncontrolling interests due to
redemptions	(2,270)	(287,767)
Increase in redeemable noncontrolling interests due to
business acquisitions	73,975	4,655
Net income attributable to redeemable noncontrolling interests	10,618	15,327
Dividends declared	(7,943)	(8,206)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(4,912)	(11,330)
Change in fair value of redeemable securities	(5,867)	41,460
Balance, end of period	$283,325	$219,724

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. Any adjustments to these accrual amounts are recorded in our consolidated statement of income. For the nine months ended September 28, 2019 and September 29, 2018, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 28, 2019 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of continued acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended September 28, 2019, post-acquisition integration related activities continued for our global dental and North American technology and medical businesses acquired during prior quarters, representing aggregate annual revenues of approximately $539 million. These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition.

Also, during the quarter ended September 28, 2019, post-implementation system improvement activities continued for a new equipment system implemented during prior quarters for our U.S. dental business representing approximate aggregate annual revenues of $783 million, as well as the implementation of a new ERP system for our dental business in China representing approximate aggregate annual revenues of $15 million.

All continued acquisitions integrations and systems implementations involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning in January 2016, purported class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”) and Henry Schein, Inc. Although there were factual and legal variations among these complaints, each of these complaints alleges, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors. On February 9, 2016, the U.S. District Court for the Eastern District of New York ordered all of these actions, and all other actions filed thereafter asserting substantially similar claims against defendants, consolidated for pre-trial purposes. On February 26, 2016, a consolidated class action complaint was filed by Arnell Prato, D.D.S., P.L.L.C., d/b/a Down to Earth Dental, Evolution Dental Sciences, LLC, Howard M. May, DDS, P.C., Casey Nelson, D.D.S., Jim Peck, D.D.S., Bernard W. Kurek, D.M.D., Larchmont Dental Associates, P.C., and Keith Schwartz, D.M.D., P.A. (collectively, “putative class representatives”) in the U.S. District Court for the Eastern District of New York, entitled In re Dental Supplies Antitrust Litigation, Civil Action No. 1:16-CV-00696-BMC-GRB. In the consolidated class action complaint, putative class representatives allege a nationwide agreement among Henry Schein, Benco, Patterson and non-party Burkhart Dental Supply Company, Inc. (“Burkhart”) not to compete on price. The consolidated class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On September 28, 2018, the parties executed a settlement agreement that proposes, subject to court approval, a full and final settlement of the lawsuit on a classwide basis. Subject to certain exceptions, the settlement class consists of all persons or entities that purchased dental products directly from Henry Schein, Patterson, Benco, Burkhart, or any combination thereof, during the period August 31, 2008 through and including March 31, 2016. As a result, in our third quarter of fiscal 2018, we recorded a charge of $38.5 million, which was paid into a settlement fund in January 2019. On June 25, 2019, the district court granted final approval to the settlement, and entered final judgment dismissing the case. On July 16, 2019, Dr. William Roe, an unnamed class member that had objected to the settlement, filed a notice of appeal appealing the district court’s Final Judgment and Order Granting Motion for Final Approval of Class Settlement. On October 8, 2019, the class plaintiffs and the objector filed notice indicating that they had reached a settlement concerning the objection, which, once approved by the court, would resolve the objection. On October 24, 2019 the court approved the agreement between the objector and the plaintiffs.

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

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay. On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration. On June 10, 2013, Archer moved for reconsideration before the District Court judge. On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay. Defendants appealed the District Court’s order. On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit

affirmed the District Court’s order denying the motions to compel arbitration. On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings consistent with the Supreme Court’s opinion. On April 2, 2019, the District Court stayed the proceeding in the trial court pending resolution by the Fifth Circuit. The Fifth Circuit heard oral argument on May 1, 2019 on whether the case should be arbitrated. The Fifth Circuit issued its opinion on August 14, 2019 affirming the District Court’s order denying defendants’ motions to compel arbitration. Defendants filed a petition for rehearing en banc before the Fifth Circuit. The Fifth Circuit has not ruled on that petition. On October 1, 2019, the District Court set the case for trial on February 3, 2020. We intend to defend ourselves vigorously against this action.

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

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc. The FTC alleges, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners. The FTC alleges that defendants conspired in violation of Section 5 of the FTC Act. The complaint seeks equitable relief only and does not seek monetary damages. We deny the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups and intend to defend ourselves vigorously against this action. A hearing before an administrative law judge began on October 16, 2018 and the hearing record was closed on February 21, 2019. On October 7, 2019, the administrative law judge issued his Initial Decision, finding in relevant part that the “evidence fails to prove a conspiracy involving Schein,” and dismissing the Complaint as to Schein. The Initial Decision will become the decision of the Commission on or about November 7, 2019 unless the Commission places the case on its own docket for review or stays the effective date of the decision. We believe this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Stanley M. Bergman and Steven Paladino in the U.S. District Court for the Eastern District of New York, Case No. 1:18-cv-01428. The complaint sought to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”). The complaint alleged, among other things, that the defendants had made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period, including matters relating to the issues in the antitrust class action and the FTC action described above, thereby causing the plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities. The complaint sought unspecified monetary damages and a jury trial. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), the court appointed lead plaintiff and lead counsel on June 22, 2018 and recaptioned the putative class action as In re Henry Schein, Inc. Securities Litigation, under the same case number. Lead plaintiff filed a consolidated class action complaint on September 14, 2018. The consolidated class action complaint asserts similar claims against the same defendants (plus Timothy Sullivan) on behalf of the same putative class of purchasers during the Class Period. It alleges that Henry Schein’s stock price was inflated during that period because Henry Schein had misleadingly portrayed its dental-distribution business “as successfully producing excellent profits while operating in a highly competitive environment” even though, “in reality, [Henry Schein] had engaged for years in collusive and anticompetitive practices in order to maintain Schein’s margins, profits, and market share.” The complaint alleges that the stock price started to fall from August 8, 2017, when the company announced below-expected financial performance that allegedly “revealed that Schein’s poor results were a product of abandoning prior attempts to inflate sales volume and margins through anticompetitive collusion,” through February 13, 2018, after the FTC filed a complaint against Benco, Henry Schein and Patterson alleging that they violated U.S. antitrust laws. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 and Section 20(a) of the Exchange Act. On September 27, 2019, the court issued a decision partially granting and partially denying defendants’ motion to dismiss the securities action. The court dismissed all claims against Messrs. Bergman and Paladino as well as the Section 10(b) claim against Henry Schein to the extent that that claim relied on the Company’s financial results and margins to allege a material misstatement or omission, and on the Company’s August 8, 2017 disclosure to allege loss causation. The court otherwise denied the motion as to Henry Schein and Mr. Sullivan. We intend to defend ourselves vigorously against this action. Henry Schein has also received a request under 8 Del. C. § 220 to inspect corporate books and records relating to the issues raised in the securities class action and the antitrust matters discussed above.

On May 3, 2018, a purported class action complaint, Marion Diagnostic Center, LLC, et al. v. Becton, Dickinson, and Co., et al., Case No. 3:18-cv-010509, was filed in the U.S. District Court for the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Premier, Inc. (“Premier”), Vizient, Inc. (“Vizient”), Cardinal Health, Inc. (“Cardinal”), Owens & Minor Inc. (“O&M”), Henry Schein, Inc., and Unnamed Becton Distributor Co-Conspirators. The complaint alleges that the defendants entered into a vertical conspiracy to force health care providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and inflate the prices of certain Becton products to above-competitive levels. The named plaintiffs seek to represent three separate classes consisting of all health care providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Premier, Vizient, Cardinal, O&M or Henry Schein on or after May 3, 2014. The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, treble damages, reasonable attorneys’ fees and costs and expenses, and pre-judgment and post-judgment interest. On June 15, 2018, an amended complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as a defendant. On November 30, 2018, the District Court granted defendants’ motion to dismiss and entered a final judgment, dismissing plaintiffs’ complaint with prejudice. On December 27, 2018, plaintiffs appealed the District Court’s decision to the Seventh Circuit Court of Appeals. The parties argued the appeal on September 27, 2019 and are currently awaiting the Seventh Circuit’s ruling.

On May 29, 2018, an amended complaint was filed in the MultiDistrict Litigation (“MDL”) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) in an action entitled The County of Summit, Ohio et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45090-DAP (“County of Summit Action”), in the U.S. District Court for the Northern District of Ohio, adding Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others as defendants. Summit County alleges that manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc. and Henry Schein Medical Systems, Inc.) reaped financial rewards by refusing or otherwise failing to monitor appropriately and restrict the improper distribution of those drugs. On October 29, 2019, the Company was dismissed with prejudice from this lawsuit. Henry Schein, working with Summit County, will establish and donate $1 million to a Pain Management Education Foundation dedicated to making grants to programs within Summit County focused on (I) supporting and aggregating research around best practices for pain management, including the prescription of opioids and alternatives: (II) educating dentists and physicians, clinical associates, patients and patient networks on those best practices along with the risks of opioid addiction and alternative pain management treatment options for key indications; and (III) offering grants to develop and offer training to dentists and physicians or other qualified professionals to qualify a practitioner for a waiver to prescribe or dispense buprenorphine medications. Henry Schein will pay $250,000 of Summit County’s expenses.

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have currently been named as a defendant in multiple lawsuits (currently less than one-hundred (100)), which allege claims similar to those alleged in the County of Summit Action. None of these other cases have been set for trial. These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL. Of Henry Schein’s 2018 revenue of $9.4 billion from continuing operations, sales of opioids represented less than one-tenth of 1 percent. Opioids represent a negligible part of our business. We intend to defend ourselves vigorously against these actions.

On October 9, 2018, a purported class action complaint entitled Kramer v. Henry Schein, Inc., Patterson Co., Inc., Benco Dental Supply Co., and Unnamed Co-Conspirators, was filed in the U.S. District Court for the Northern District of California. The complaint alleges that members of the proposed class, comprised of purchasers of dental services from dental practices in California, suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Henry Schein, Patterson and Benco. The complaint alleges that the alleged conspiracy overcharged California dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the California class purchasing dental services. Subject to certain exclusions, the complaint defines the class as “all persons residing in California purchasing and/or reimbursing for dental services from California dental practices on or after August 31, 2012.” The complaint alleges violations of California antitrust laws, including the Cartwright Act (Cal. Bus. and Prof. Code § 16720) and the Unfair Competition Act (Cal. Bus. and Prof. Code § 17200), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On December 7, 2018, an amended complaint was filed asserting the same claims against the same parties. On June 28, 2019, the court granted Defendants’ motions to dismiss with leave to amend. The parties subsequently stipulated to dismissal of the action with prejudice, pursuant to a settlement in which Henry Schein agreed to pay the plaintiff a de minimis amount. The court entered the stipulation of dismissal with prejudice and terminated the case on August 2, 2019.

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

On September 30, 2019, City of Hollywood Police Officers Retirement System, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Covetrus, Inc., and Benjamin Shaw and Christine Komola (Covetrus’s then Chief Executive Officer and Chief Financial Officer, respectively) in the U.S. District Court for the Eastern District of New York, Case No. 2:19-cv-05530-FB-RLM. The complaint seeks to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased or otherwise acquired Covetrus common stock from February 8, 2019 through August 12, 2019. The case relates to the Animal Health Spin-off and Merger of the Henry Schein Animal

Health Business with Vets First Choice in February 2019. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and asserts that defendants’ statements in the offering documents and after the transaction were materially false and misleading because they purportedly overstated Covetrus’s capabilities as to inventory management and supply-chain services, understated the costs of integrating the Henry Schein Animal Health Business and Vets First Choice, understated Covetrus’s separation costs from Henry Schein, and understated the impact on earnings from online competition and alternative distribution channels and from the loss of an allegedly large customer in North America just before the Separation and Merger. The complaint seeks unspecified monetary damages and a jury trial. We intend to defend ourselves vigorously against this action.

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

As of September 28, 2019, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

As of September 28, 2019, we had repurchased approximately $3.2 billion of common stock (63,466,633 shares) under these initiatives, with $75.0 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended September 28, 2019.

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
6/30/19 through 8/2/19	40,000	$69.29	40,000	2,586,437
08/03/19 through 08/31/19	721,574	61.47	721,574	2,046,215
09/01/19 through 09/28/19	810,335	63.04	810,335	1,198,470
	1,571,909		1,571,909

(1) All repurchases were executed in the open market under our existing publicly announced authorized program.

(2) The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

On October 30, 2019, our Board of Directors authorized the repurchase of up to an additional $400 million in shares of our common stock.

ITEM 6. EXHIBITS

Exhibits.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104	The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in Inline XBRL (included within Exhibit 101 attachments).+

+ Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Henry Schein, Inc.
(Registrant)

By: /s/ Steven Paladino
Steven Paladino
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and Principal Financial
and Accounting Officer)

Dated: November 5, 2019