Form 10-K
period 2019-12-28
HENRY SCHEIN INC
filed 2020-02-20
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

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

YES: ☒ NO: ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES: ☐ NO: ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES: ☒ NO: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES: ☒ NO: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☒ Accelerated filer: ☐ Non-accelerated filer: ☐ Smaller reporting company: ☐ Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES: ☐ NO: ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq Global Select Market on June 29, 2019, was approximately $10,236,712,000.

As of February 14, 2020, there were 143,390,505 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 28, 2019) are incorporated by reference in Part III hereof.

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

We are headquartered in Melville, New York, employ more than 19,000 people (of which approximately 9,400 are based outside the United States) and have operations or affiliates in 31 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

We have established over 3.5 million square feet of space in 29 strategically located distribution centers around the world to enable us to better serve our customers and increase our operating efficiency. This infrastructure, together with broad product and service offerings at competitive prices, and a strong commitment to customer service, enables us to be a single source of supply for our customers’ needs. Our infrastructure also allows us to provide convenient ordering and rapid, accurate and complete order fulfillment.

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

Spin-Off of Henry Schein Animal Health Business

On February 7, 2019 (the “Distribution Date”), we completed the separation (the “Separation”) and subsequent merger (“Merger”) of our animal health business (the “Henry Schein Animal Health Business”) with Direct Vet Marketing, Inc. (d/b/a Vets First Choice, “Vets First Choice”). This was accomplished by a series of transactions among us, Vets First Choice, Covetrus, Inc. (f/k/a HS Spinco, Inc. “Covetrus”), a wholly owned subsidiary of ours prior to the Distribution Date, and HS Merger Sub, Inc., a wholly owned subsidiary of Covetrus (“Merger

Sub”). In connection with the Separation, we contributed, assigned and transferred to Covetrus certain applicable assets, liabilities and capital stock or other ownership interests relating to the Henry Schein Animal Health Business. On the Distribution Date, we received a tax-free distribution of $1,120 million from Covetrus pursuant to certain debt financing incurred by Covetrus. On the Distribution Date and prior to the Animal Health Spin-off, Covetrus issued shares of Covetrus common stock to certain institutional accredited investors (the “Share Sale Investors”) for $361.1 million (the “Share Sale”). The proceeds of the Share Sale were paid to Covetrus and distributed to us. Subsequent to the Share Sale, we distributed, on a pro rata basis, all of the shares of the common stock of Covetrus held by us to our stockholders of record as of the close of business on January 17, 2019 (the “Animal Health Spin-off”). After the Share Sale and Animal Health Spin-off, Merger Sub consummated the Merger whereby it merged with and into Vets First Choice, with Vets First Choice surviving the Merger as a wholly owned subsidiary of Covetrus. Immediately following the consummation of the Merger, on a fully diluted basis, (i) approximately 63% of the shares of Covetrus common stock were (a) owned by our stockholders and the Share Sale Investors, and (b) held by certain employees of the Henry Schein Animal Health Business (in the form of certain equity awards), and (ii) approximately 37% of the shares of Covetrus common stock were (a) owned by stockholders of Vets First Choice immediately prior to the Merger, and (b) held by certain employees of Vets First Choice (in the form of certain equity awards). After the Separation and the Merger, we no longer beneficially owned any shares of Covetrus common stock and, following the Distribution Date, will not consolidate the financial results of Covetrus for the purpose of our financial reporting. Following the Separation and the Merger, Covetrus was an independent, publicly traded company on the Nasdaq Global Select Market.

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

We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Pluradent AG & Co., Lifco AB, Planmeca Oy, Billericay Dental Supply Co. Ltd., as well as a large number of dental and medical product distributors and manufacturers in Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

Significant price reductions by our competitors could result in a similar reduction in our prices. Any of these competitive pressures may materially adversely affect our operating results.

Competitive Strengths

We have more than 87 years of experience in distributing products to health care practitioners resulting in strong awareness of the Henry Schein® brand. Our competitive strengths include:

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

Direct sales and marketing expertise. Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, frequent direct marketing and telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement. The key elements of our direct sales and marketing efforts are:

• Field sales consultants. We have over 3,650 field sales consultants, including equipment sales specialists, covering major North American, European and other international markets. These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

• Direct marketing. During 2019, we distributed approximately 30 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based health care customers.

• Telesales. We support our direct marketing effort with approximately 2,000 inbound and outbound telesales representatives, who facilitate order processing, generate new sales through direct and frequent contact with customers and stay abreast of market developments and the hundreds of new products, services and technologies introduced each year to educate practice personnel.

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

• Technology and other value-added products and services. We sell practice management software systems to our dental and medical customers. Our practice management solutions provide practitioners with electronic medical records, patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs, network and hardware services, transition services and training and education programs for practitioners. We have approximately 800 technical representatives supporting customers using our practice management solutions. As of December 28, 2019, we had an active user base of approximately 83,600 practices, including users of Dentrix® Dental Systems, Dentrix® Enterprise, Dentrix® Dental VisionTM, Dentrix Ascend®, Easy Dental®, OasisTM, Evolution® and EXACT®, Gesden®, Julie®Software, Power Practice® Px, AxiUmTM, EndoVision®, PerioVision®, OMSVision® and Viive® for dental practices; and MicroMD® for physician practices.

• Repair services. We have over 170 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our health care customers. Our over 2,000 technicians provide installation and repair services for: dental handpieces; dental and medical small equipment; table top sterilizers; and large dental equipment.

• Financial services. We offer our customers solutions in operating their practices more efficiently by providing access to a number of financial services and products provided by third party vendors (including non-recourse financing for equipment, technology and software products; non-recourse patient financing; collection services and credit card processing) at rates that we believe are generally lower than what our customers would be able to secure independently. We also provide consulting services, dental practice valuation and brokerage services.

Commitment to superior customer service. We maintain a strong commitment to providing superior customer service. We frequently monitor our customer service through customer surveys, focus groups and statistical reports. Our customer service policy primarily focuses on:

• Exceptional order fulfillment. We ship an average of approximately 124,000 cartons daily. Approximately 99% of items ordered are shipped without back ordering and are shipped on the same business day the order is received.

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

Cost-effective purchasing. We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of health care products. We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost. In 2019, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 31% and 6%, respectively, of our aggregate purchases.

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

Products

The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our health care distribution and technology reportable segments:

		December 28,	December 29,	December 30,
		2019	2018	2017
Health care distribution:
	Dental products (1)	64.2%	67.4%	68.1%
	Medical products (2)	29.8	28.3	28.1
	Total health care distribution	94.0	95.7	96.2
Technology and value-added services:
	Software and related products and
	other value-added products (3)	5.2	4.3	3.8
Total excluding Corporate TSA revenues		99.2	100.0	100.0
	Corporate TSA revenues (4)	0.8	-	-
Total		100.0	100.0	100.0

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

(4)

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

• Increase the number of customers we serve. This strategy includes increasing the number and productivity of field sales consultants, as well as using our customer database to focus our marketing efforts in all of our operating segments. In the dental business, we provide products and services to traditional dental practices as well as new emerging segments, such as dental service organizations and community health centers. Leveraging our broad array of assets and capabilities, we offer solutions to address these new markets. In the medical business, we have expanded to serve customers located in settings outside of the traditional office, such as urgent care clinics, retail and occupational health settings. As settings of health care shift, we remain committed to serving these practitioners and providing them with the products and services they need.

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

Markets Served

Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using health care services. Between 2019 and 2029, the 45 and older population is expected to grow by approximately 11%. Between 2019 and 2039, this age group is expected to grow by approximately 22%. This compares with expected total U.S. population growth rates of approximately 7% between 2019 and 2029 and approximately 13% between 2019 and 2039.

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

For information on revenues and long-lived assets by geographic area, see Note 18 of “Notes to Consolidated Financial Statements.”

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

In the European Union, the EU Medical Device Regulation No. 2017/745 (“EU MDR”) will apply as of May 26, 2020. The EU MDR significantly modifies and intensifies the regulatory compliance requirements for the medical device industry as a whole. In particular, the EU MDR imposes stricter requirements for the confirmation that a product meets the regulatory requirements, including regarding a product’s clinical evaluation and a company’s quality systems, and for the distribution, marketing and sale of medical devices, including post-market surveillance. Medical devices that have been assessed and/or certified under the EU Medical Device Directive may continue to be placed on the market until 2024 (or until the expiry of their certificates, if applicable and earlier); however, requirements regarding the distribution, marketing and sale including quality systems and post-market surveillance have to be observed by manufacturers, importers and distributors as of the application date.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws, and who may receive up to 30% of total government recoveries. Penalties under fraud and abuse laws may be severe. For example, under the federal False Claims Act, violations may result in treble damages, plus civil penalties of up to $22,927 per claim, as well as exclusion from federal health care programs and criminal penalties. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties. With respect to “anti-kickback laws,” violations of, for example, the federal Anti-Kickback Law may result in civil penalties of up to $102,522 for each violation, plus up to three times the total amount of remuneration offered, paid, solicited or received, as well as exclusion from federal health care programs and criminal penalties. Notably, effective October 24, 2018, a new federal anti-kickback law (the “Eliminating Kickbacks in Recovery Act of 2018”) enacted in connection with broader addiction services legislation, may impose criminal penalties for kickbacks involving clinical laboratory services, regardless of whether the services at issue involved addiction services, and regardless of whether the services were reimbursed by a federal health care program or by a commercial health insurer. Furthermore, the United States Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010 (the “Health Care Reform Law”) significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, clarifying that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

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

The Health Care Reform Law included a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that was to begin in 2013 and a fee on branded prescription drugs and biologics. The fee on branded prescription drugs and biologics was implemented in 2011. However, subsequent federal laws had suspended the imposition of the medical device excise tax, through December 31, 2019, and the Further Consolidated Appropriations Act, 2020, signed into law on December 20, 2019, has permanently repealed the medical device excise tax. The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance. The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.

In addition, the President is seeking to repeal and replace the Health Care Reform Law. Repeal and replace legislation has been passed in the House of Representatives, but did not obtain the necessary votes in the Senate. Subsequently, the President has affirmed his intention to repeal and replace the Health Care Reform Law and has taken a number of administrative actions to materially weaken it, including, without limitation, by permitting the use of less robust plans with lower coverage and eliminating “premium support” for insurers providing policies under the Health Care Reform Law. On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions and which also repealed the individual mandate of the Health Care Reform Law. Further, in December 2019, the Fifth Circuit ruled that the mandate within the Health Care Reform Law requiring that people buy health insurance was unconstitutional, through the ruling will likely be appealed. The Fifth Circuit remanded the remainder of the case, pertaining to the viability of the remainder of the Health Care Reform Law, in the absence of the individual mandate, to the District Court of the Northern District of Texas. Any outcome of these cases that changes the Health Care Reform Law could have a significant impact on the U.S. healthcare industry. The uncertain status of the Health Care Reform Law affects our ability to plan.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, imposes annual reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain covered recipients (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. The Centers for Medicare and Medicaid Services (“CMS”) publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities. Amendments expanded the law to also require reporting, effective January 1, 2022, of payments or other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives, and this new requirement will be effective for data collected beginning in calendar year 2021.

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

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, established a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners. Under MACRA, certain eligible clinicians are required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models (“APMs”). MIPS generally consolidated three programs (the physician quality reporting system, the value-based payment modifier and the Medicare electronic health record (“EHR”) program) into a single program in which Medicare reimbursement to eligible clinicians includes both positive and negative payment adjustments that take into account quality, promoting interoperability, cost and improvement activities. Advanced APMs generally involve higher levels of financial and technology risk. The first MIPS performance year was 2017, and the data collected in the first performance year determines payment adjustments that began January 1, 2019. MACRA standards continue to evolve, and represent a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations. The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base. Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

As a result of political, economic and regulatory influences, the health care distribution industry in the United States is under intense scrutiny and subject to fundamental changes. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

Recently, there has been increased scrutiny on drug pricing and concurrent efforts to control or reduce drug costs by Congress, the President and various states including that several related bills have been introduced at the federal level. Such legislation, if enacted, could have the potential to impose additional costs on our business.

Regulated Software; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software and digital health products intended for use in health care settings. The 21st Century Cures Act (the “Cures Act”), signed into law on December 13, 2016, among other things amended the medical device definition to exclude certain software from FDA regulation, including clinical decision support software that meets certain criteria. On September 27, 2019, the FDA issued a suite of guidance documents on digital health products, which incorporated applicable Cures Act standards, including regarding the types of clinical decision support tools and other software that are exempt from regulation by the FDA as medical devices. Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

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

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increased privacy rights for individuals in Europe (“Data Subjects”) including individuals who are our customers, suppliers and employees. The GDPR extended the scope of responsibilities for data controllers and data processors, and generally imposes increased requirements and potential penalties on companies, such as us, that offer goods or services to Data Subjects or monitor their behavior (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues. Individual member states may impose additional requirements and penalties regarding certain matters, such as employee personal data. With respect to the personal data it protects, the GDPR requires, among other things, company accountability, consents from Data Subjects or other acceptable legal basis to process the personal data, breach notifications within 72 hours, data integrity and security, and fairness and transparency regarding the storage, use or other processing of the personal data. The GDPR also provides rights to Data Subjects relating to modification, erasure and transporting of the personal data. In the United States, the California Consumer Privacy Act (“CCPA”), which increases the privacy protections afforded California residents and was signed into law on June 28, 2018, became effective January 1, 2020. The CCPA generally requires companies, such as us, to institute additional protections regarding the collection, use and disclosure of certain personal information of California residents. The California Attorney General released proposed CCPA regulations on October 10, 2019, and is required to adopt final regulations on or before July 1, 2020. In addition to providing for enforcement by the California Attorney General, the CCPA also provides for a private right of action. Entities in violation of the CCPA may be liable for civil penalties. Other states, as well as the federal government, have increasingly considered the adoption of similarly expansive personal privacy laws, backed by significant civil penalties for non-compliance. While we believe we have substantially compliant programs and controls in place to comply with the GDPR and CCPA requirements, our compliance with these measures is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

We also sell products and services that health care providers, such as physicians and dentists, use to store and manage patient medical or dental records. These customers, and we, are subject to laws, regulations and industry standards, such as HIPAA and the Payment Card Industry Data Security Standards, which require the protection of the privacy and security of those records, and our products may also be used as part of these customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws. Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products or services to comply with applicable legal or contractual data privacy and security requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental agencies and involve substantial fines, penalties and other liabilities and expenses and costs for remediation.

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

Additionally, as electronic medical devices are increasingly connected to each other and to other technology, the ability of these connected systems safely and effectively to exchange and use exchanged information becomes increasingly important. For example on September 6, 2017, the FDA issued final guidance to assist industry in identifying specific considerations related to the ability of electronic medical devices to safely and effectively exchange and use exchanged information. As a medical device manufacturer, we must manage risks including those associated with an electronic interface that is incorporated into a medical device.

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

Employees

We employ more than 19,000 full-time equivalent employees, including approximately 2,000 telesales representatives, over 3,650 field sales consultants, including equipment sales specialists, 3,000 warehouse employees, 800 computer programmers and technicians, 660 management employees and 7,000 office, clerical and administrative employees. Approximately 2,160, or 11%, of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are excellent.

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

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman	70	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin	67	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski	66	Vice Chairman, President, Director
Michael S. Ettinger	58	Senior Vice President, Corporate & Legal Affairs and Chief of Staff, Secretary
Mark E. Mlotek	64	Executive Vice President, Chief Strategic Officer, Director
Steven Paladino	62	Executive Vice President, Chief Financial Officer, Director
Walter Siegel	60	Senior Vice President and General Counsel

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

Other Executive Management

The following table sets forth certain information regarding other Executive Management:

Name	Age	Position

David Brous	51	President, Strategic Business Units Group and Asia Pacific & Brazil Dental
Brad Connett	61	President, U.S. Medical Group
Jonathan Koch	45	Senior Vice President and Chief Executive Officer, Global Dental Group and Interim Chief Executive Officer, Henry Schein One
Lorelei McGlynn	56	Chief Human Resources Officer
James Mullins	55	Senior Vice President, Global Services
Christopher Pendergast	57	Senior Vice President and Chief Technology Officer
Michael Racioppi	65	Senior Vice President, Chief Merchandising Officer
René Willi, Ph.D.	52	President, Global Dental Surgical Group

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

Jonathan Koch has been our Senior Vice President and Chief Executive Officer of our Global Dental Group since 2018 and Interim Chief Executive Officer of Henry Schein One since January 2020. Prior to joining us, for the years 2006 to 2018, Mr. Koch was a senior executive at Covance, the drug development services business of Laboratory Corporation of America. In his last role at Covance, Mr. Koch was the Executive Vice President and Group President of Covance Clinical Development & Commercialization Services. Prior to that, Mr. Koch was Executive Vice President and Group President of Covance Research and Development Laboratories from 2015 to 2017. Mr. Koch was also President of Covance Central Laboratory Services from 2010 to 2015, and Vice President at Covance, with various responsibilities, from 2006 to 2010. Prior to Covance, Mr. Koch held senior leadership roles of increasing responsibility while employed with Charles River Laboratories from 1998 to 2006.

Lorelei McGlynn has served as Senior Vice President, Global Human Resources Officer since 2013. Since joining us in 1999, Ms. McGlynn has served as Vice President, Global Human Resources and Financial Operations from 2008 to 2013, Chief Financial Officer, International Group and Vice President of Global Financial Operations from 2002 to 2008 and Vice President, Finance, North America from 1999 to 2002. Prior to joining us, Ms. McGlynn served as Assistant Vice President of Finance at Adecco Corporation.

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

René Willi, Ph.D. has been our President, Global Dental Surgical Group, Henry Schein Inc., since 2013. Prior to joining Henry Schein, Dr. Willi held senior level roles with Institut Straumann AG as Executive Vice President, Surgical Business Unit from 2005 to 2013. Prior to Straumann, he held roles of increasing responsibility in Medtronic Plc’s cardiovascular division from 2003 to 2005 and with McKinsey & Company as a management consultant from 2000 to 2003.

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

Uncertain global macro-economic and political conditions that affect the economy and the economic outlook of the United States, Europe and other parts of the world could materially adversely affect our results of operations and financial condition. These uncertainties, include, among other things:

• the United Kingdom’s vote to leave the European Union (generally referred to as Brexit) and any other similar referenda or actions by other European Union member countries (during 2019, approximately 3% of our consolidated net sales were invoiced to customers in the United Kingdom and approximately 20% of our consolidated net sales were invoiced to customers in Europe overall, including the U.K.);

• election results;

• changes to laws and policies governing foreign trade (including, without limitation, the United States-Mexico-Canada Agreement (USMCA) and other international trade agreements);

• greater restrictions on imports and exports;

• changes in laws and policies governing health care or data privacy;

• tariffs and sanctions;

• sovereign debt levels;

• the inability of political institutions to effectively resolve actual or perceived economic, currency or budgetary crises or issues;

• consumer confidence;

• unemployment levels (and a corresponding increase in the uninsured and underinsured population);

• changes in regulatory and tax regulations, including, without limitation, the Tax Act;

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

In addition, the Nasdaq Stock Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on Nasdaq. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action or derivative litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

The health care industry is experiencing changes that could materially adversely affect our business.

The health care industry is highly regulated and subject to changing political, economic and regulatory influences. In recent years, the health care industry has undergone, and is in the process of undergoing, significant changes driven by various efforts to reduce costs, including, among other things: trends toward managed care; consolidation of health care distribution companies; consolidation of health care manufacturers; collective purchasing arrangements and consolidation among office-based health care practitioners; and changes in reimbursements to customers, as well as growing enforcement activities (and related monetary recoveries) by governmental officials. Both our profitability and the profitability of our customers may be materially adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services, or changes to the methodology by which reimbursement levels are determined. If we are unable to react effectively to these and other changes in the health care industry, our financial results could be materially adversely affected.

The implementation of the Health Care Reform Law could materially adversely affect our business.

The Health Care Reform Law increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.

The Health Care Reform Law contained many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, which included a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that was to begin in 2013 and a fee on branded prescription drugs and biologics. The fee on branded prescription drugs and biologics was implemented in 2011, and may adversely affect sales and cost of goods sold. However, subsequent federal laws had suspended the imposition of the medical device excise tax through December 31, 2019, and the Further Consolidated Appropriations Act, 2020, signed into law on December 20, 2019, has permanently repealed the medical device excise tax. The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.

The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.

In addition, the President is seeking to repeal and replace the Health Care Reform Law. Repeal and replace legislation has been passed in the House of Representatives, but did not obtain the necessary votes in the Senate. Subsequently, the President has affirmed his intention to repeal and replace the Health Care Reform Law and has taken a number of administrative actions to materially weaken it, including, without limitation, by permitting the use of less robust plans with lower coverage and eliminating “premium support” for insurers providing policies under the Health Care Reform Law. On December 22, 2017, the President signed into law the Tax Act, which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions and which also repealed the individual mandate of the Health Care Reform Law. Further, in December 2019, the Fifth Circuit ruled that the mandate within the Health Care Reform Law requiring that people buy health insurance was unconstitutional, though the ruling will likely be appealed. The Fifth Circuit remanded the remainder of the case, pertaining to the viability of the Health Care Reform Law, in the absence of the individual mandate, to the District Court of the Northern District of Texas. Any outcome of these cases that changes the Health Care Reform Law could have a significant impact on the U.S. health care industry. The uncertain status of the Health Care Reform Law affects our ability to plan.

Recently, there has been increased scrutiny on drug pricing and concurrent efforts to control or reduce drug costs by Congress, the President, and various states, including that several related bills have been introduced at the federal level. Such legislation, if enacted, could have the potential to impose additional costs on our business.

The implementation of the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Health Care Reform Law could adversely affect our business.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act, or Open Payments Program, imposes annual reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain covered recipients (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. CMS publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities. Amendments expanded the law to also require reporting, effective January 1, 2022, of payments or other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives, and this new requirement will be effective for data collected beginning in calendar year 2021.

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

Applicable federal, state, local and foreign laws and regulations also may require us to meet various standards relating to, among other things, licensure or registration, sales and marketing practices, product integrity and supply tracking to the manufacturer of the product, personnel, privacy and security of health or other personal information, installation, maintenance and repair of equipment, and the importation and exportation of products. Our business is also subject to requirements of similar and other foreign governmental laws and regulations affecting our operations abroad. The FDA and DEA have recently increased their regulatory and enforcement activities, and in particular, the DEA has increased generally its regulatory and enforcement activities due to the widely reported opioid crisis in the United States.

The failure to comply with any of these regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations, could materially adversely affect our business. There can be no assurance that current and future government regulations will not adversely affect our business. The costs to us associated with complying with the various applicable statutes and regulations, as they now exist and as they may be modified, could be material. Allegations by a governmental body that we have not complied with these laws could have a material adverse effect on our businesses. While we believe that we are substantially compliant with applicable laws and regulations, and believe we have adequate compliance programs and controls in place to ensure substantial compliance, if it is determined that we have not complied with these laws, we are potentially subject to penalties, including warning letters, civil and criminal penalties, mandatory recall of product, seizure of product and injunction, consent decrees and suspension or limitation of product sale and distribution. If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses. Non-compliance with government requirements could adversely affect our ability to participate in federal and state government health care programs and damage our reputation.

The EU Medical Device Regulation may adversely affect our business.

As of May 26, 2020, the European Union Medical Device Regulation No. 2017/745 (the “EU MDR”) applies to medical devices developed and/or commercialized in the European Union. The EU MDR is anticipated to have a major impact on the medical device industry as a whole. It may adversely affect our business in various ways.

First, to the extent new products require a conformity assessment and such conformity assessment requires involvement of a notified body, the current and persisting significant shortage of notified bodies may limit our options to seek certification and/or significantly delay certification. Furthermore the (few) existing notified bodies designated under the EU MDR are experiencing significant capacity bottlenecks, which leads to above-average timelines for product certifications. The same applies to timelines for recertification of our existing products for which the CE certificate is approaching expiry. This may result in us not being able to launch or to continue commercializing products.

Furthermore, within the context of conformity assessment (both for self-certified devices, and for devices under conformity assessment with a notified body), the EU MDR is tightening the requirements for clinical evaluation of a device. In the specific case of Class I products, where to date the legal manufacturer confirmed compliance with the regulatory requirements, oversight by supervisory authorities is expected to increase, and such authorities may have a stricter view. It may be that, from a perspective of the legal manufacturer, or of an authority, the existing product documentation has to be expanded, which may require additional development work. We may also have to decide to discontinue commercialization of certain products, if and to the extent investments into additional development are not commensurate with the business contribution of such products.

Additionally in the context of conformity assessment, certain national authorities as well as the European Commission have further scrutinized the business model of own brand labeling (private label products) under the EU MDR, i.e., the reliance of a manufacturer distributing a product under its name on an assessment of a supplier confirming that the product meets the regulatory requirements, including its technical file(s) for the supplied product. While this question remains under intense discussion between the industry and the authorities, and while we are exploring all options, this may require us to adapt the supply chain structure (e.g., by switching suppliers or moving to a distribution business model under which the supplier of a product is labeled as the legal manufacturer), for certain of our products, and may make it more difficult to bring private label products to market in Europe. We may not be able to continue commercializing products, if no alternative supply chain solution is found.

In addition, the EU MDR is imposing more stringent regulatory requirements across the whole value chain including post marketing requirements, additional requirements for the organization of the quality management system such as a responsible person for regulatory compliance, post marketing safety reporting, the requirement of Unique Device Identification (UDI), and the input into a European Databank on Medical Devices (EUDAMED, which however is delayed in its operations, with unknown implications on the regulatory obligations for product owners and distributors). Also, the regulatory requirements for our interactions with suppliers and distributors alike are tightened. These additional regulatory requirements increase our compliance obligations and thus the risk for non-compliance and greater costs.

The uncertain impact of the new EU MDR regulations, as well as failure to comply with the EU MDR, could have a material adverse effect on our business.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws, and who may receive up to 30% of total government recoveries. Penalties under fraud and abuse laws may be severe. For example, under the federal False Claims Act, violations may result in treble damages, plus civil penalties of up to $22,927 per claim, as well as exclusion from federal health care programs and criminal penalties. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties. With respect to “anti-kickback laws,” violations of, for example, the federal Anti-Kickback Law may result in civil penalties of up to $100,522 for each violation, plus up to three times the total amount of remuneration offered, paid, solicited or received, as well as exclusion from federal health care programs and criminal penalties. Notably, effective October 24, 2018, a new federal anti-kickback law (the “Eliminating Kickbacks in Recovery Act of 2018”) enacted in connection with broader addiction services legislation, may impose criminal penalties for kickbacks involving clinical laboratory services, regardless of whether the services at issue involved addiction services, and regardless of whether the services were reimbursed by a federal health care program or by a commercial health insurer. Furthermore, the Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, clarifying that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

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

Failure to comply with fraud and abuse laws and regulations and other laws and regulations could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse effect on our business. Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing the risk of non-compliance. We may determine to enter into settlements, make payments, agree to consent decrees or enter into other arrangements to resolve such matters. For example, one of our subsidiaries resolved an investigation by the Federal Trade Commission related to the manner in which it advertised certain data security features of its dental practice management software, which resulted in a consent order and fine. Failure to comply with consent decrees could materially adversely affect our business.

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

The FDA has become increasingly active in addressing the regulation of computer software and digital health products intended for use in health care settings. The Cures Act, signed into law on December 13, 2016, among other things amended the medical device definition to exclude certain software from FDA regulation, including clinical decision support software that meet certain criteria. On September 27, 2019, the FDA issued a suite of guidance documents on digital health products, which incorporated applicable Cures Act standards, including regarding the types of clinical decision support tools and other software that are exempt from regulations by the FDA as medical devices. Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is subject to regulation as a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

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

In addition, the European Parliament and the Council of the European Union have adopted the GDPR, effective from May 25, 2018, which increased privacy rights for individuals in Europe (“Data Subjects”), including individuals who are our customers, suppliers and employees. The GDPR extended the scope or responsibilities for data controllers and data processors and generally imposes increased requirements and potential penalties on companies, such as us, that offer goods or services to Data Subjects or monitor their behavior (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues. Individual member states may impose additional requirements and penalties regarding certain matters, such as employee personal data. With respect to the personal data it protects, the GDPR requires, among other things, company accountability, consents from Data Subjects or other acceptable legal basis to process the personal data, breach notifications within 72 hours, data integrity and security, and fairness and transparency regarding the storage, use or other processing of the personal data. The GDPR also provides rights to Data Subjects relating to modification, erasure and transporting of the personal data. In the United States, the CCPA, which increases the privacy protections afforded California residents and was signed into law on June 28, 2018, became effective January 1, 2020. The CCPA generally requires companies, such as us, to institute additional protections regarding the collection, use and disclosure of certain personal information of California residents. The California Attorney General released proposed CCPA regulations on October 10, 2019, and is required to adopt final regulations on or before July 1, 2020. In addition to providing for enforcement by the California Attorney General, the CCPA also provides for a private right of action. Entities in violation of the CCPA may be liable for civil penalties. Other states, as well as the federal government, have increasingly considered the adoption of similarly expansive personal privacy laws, backed by significant civil penalties for non-compliance. While we believe we have substantially compliant programs and controls in place to comply with the GDPR and CCPA requirements, our compliance with these measures is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

We also sell products and services that health care providers, such as physicians and dentists, use to store and manage patient medical or dental records. These customers and we, are subject to laws, regulations and industry standards, such as HIPAA and the Payment Card Industry Data Security Standards, which require the protection of the privacy and security of those records, and our products or services may also be used as part of these customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable legal or contractual data privacy and security laws. Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products or services to comply with applicable legal or contractual data privacy and security requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental agencies and involve substantial fines, penalties and other liabilities and expenses and costs for remediation.

Various federal initiatives involve the adoption and use by health care providers of certain electronic health care records systems and processes. The initiatives include, among others, programs that incentivize physicians and dentists, though Medicare’s MIPS, to use certified EHR technology in accordance with certain evolving requirements, including regarding quality, promoting interoperability, cost and improvement activities. Qualification for the MIPS incentive payments requires the use of EHRs that are certified as having certain capabilities designated in standards adopted by CMS and by the ONC. These standards have been subject to change.

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

• fluctuations in the value of foreign currencies (including, without limitation, in connection with Brexit);

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

• civil disturbances, geopolitical turmoil, including terrorism, war or political or military coups; and

• public health emergencies, including the Coronavirus (as defined below).

The coronavirus could materially adversely affect our results

The Novel Coronavirus Disease 2019 (COVID-19) (“Coronavirus”) is impacting worldwide economic activity, and activity in China in particular. Estimates for Chinese gross domestic product and economic growth have been reduced as a result of the coronavirus. The Company has several businesses in China that were forced to close as a result of the coronavirus for certain periods, with a corresponding effect on their sales activity. In addition, it is unclear if the coronavirus will spread to other countries, and how economic activity might be impacted on a worldwide basis. The Company also might be unable to obtain infection control products from its suppliers due to the additional demand for such products created by the virus. The impact of the virus on Chinese and other economic activity, and its effect on the supply chain are uncertain at this time and could have a material adverse effect on our results.

We operate within the European Union, including in the United Kingdom, and therefore may be affected by the United Kingdom's withdrawal from the European Union.

We operate within the European Union, including the United Kingdom, and as a result, we face risks associated with the potential uncertainty and disruptions that may lead up to and follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the U.K. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. During 2019, approximately 3% of our consolidated net sales were invoiced to customers in the United Kingdom and approximately 20% of our consolidated net sales were invoiced to customers in Europe overall, including the U.K. There is significant uncertainty about the terms and timing under which the U.K. will continue a relationship with the EU. It is possible that Brexit will result in our U.K. and EU operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs which could require costly new compliance initiatives or changes to legal entity structures or operating practices. Furthermore, in the event the U.K. and the EU do not reach a trade agreement during a prescribed transition period, there may be additional adverse impacts on immigration and trade between the U.K. and the EU or countries outside the EU. Such impacts could materially adversely affect our business. The ultimate effects of Brexit on us will depend on the specific terms of any agreement the U.K. and the EU reach to provide access to each other’s respective markets.

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

Security risks generally associated with our information systems and our technology products and services could materially adversely affect our business, and our results of operations could be materially adversely affected if such products, services or systems (or third-party systems we rely on) are interrupted, damaged by unforeseen events, are subject to cyberattacks or fail for any extended period of time.

We rely on information systems (IS) in our business to obtain, rapidly process, analyze, manage and store customer, product, supplier and employee data to, among other things:

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

Information security risks have generally increased in recent years, and a cyberattack that bypasses our IS security systems (including third-party systems we rely on) causing an IS security breach may lead to a material disruption of our IS business systems (including third-party systems we rely on) and/or the loss of business information resulting in a material adverse effect on our business, as well as claims against us by affected parties and/or governmental agencies, and involve fines and penalties, costs for remediation, and substantial defense and settlement expenses.

In addition, we develop products and provide services to our customers that are technology-based, and a cyberattack that bypasses the IS security systems of our products or services causing a security breach and/or perceived security vulnerabilities in our products or services could also cause significant reputational harm, and actual or perceived vulnerabilities may lead to claims against us by our customers and/or governmental agencies. In particular, certain of our practice management products and services purchased by health care providers, such as physicians and dentists, are used to store and manage patient medical or dental records. These customers are subject to laws and regulations which require that they protect the privacy and security of those records, and our products may be used as part of these customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws. Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products to comply with applicable legal requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental agencies and involve fines and penalties, costs for remediation, and substantial defense and settlement expenses.

Regarding direct customer claims, although our customer license agreements typically contain provisions that seek to eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand legal challenges, or that we will be able to obtain such provisions in all cases.

In addition, our information systems also utilize certain third party service organizations that manage a portion of our information systems, and our business may be materially adversely affected if these third party service organizations are subject to a cyber attack. Additionally, legislative or regulatory action related to cybersecurity may increase our costs to develop or implement new technology products and services.

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

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2019 fiscal year.

ITEM 2. Properties

We own or lease the following properties with more than 100,000 square feet:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters	Melville, NY	Lease	185,000	June 2020
Corporate Headquarters	Melville, NY	Own	105,000	N/A
Office and Distribution Center	Fiumana-Predappio, Italy	Own	183,000	N/A
Office and Distribution Center	Tours, France	Own	166,000	N/A
Office and Distribution Center	Gillingham, United Kingdom	Lease/Own	165,000	June 2033
Office and Distribution Center	Eastern Creek, New South Wales, Australia	Lease	161,000	July 2030
Office and Distribution Center	Niagara on the Lake, Canada	Lease	128,000	September 2021
Office and Distribution Center	Bastian, VA	Own	108,000	N/A
Office and Distribution Center	West Allis, WI	Lease	106,000	October 2027
Office and Distribution Center	Geer, SC	Lease	102,000	December 2028
Distribution Center	Denver, PA	Lease	624,000	December 2021
Distribution Center	Indianapolis, IN	Lease	380,000	March 2022
Distribution Center	Sparks, NV	Lease	370,000	December 2021
Distribution Center	Indianapolis, IN	Own	287,000	N/A
Distribution Center	Grapevine, TX	Lease	242,000	July 2023
Distribution Center	Gallin, Germany	Own	215,000	N/A
Distribution Center	Jacksonville, FL	Lease	212,000	February 2026
Distribution Center	Heppenheim, Germany	Lease	194,000	March 2030

The properties listed in the table above are our principal properties primarily used by our health care distribution segment. In addition, we lease numerous other distribution, office, showroom, manufacturing and sales space in locations including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our business. We have additional operating capacity at certain distribution center facilities.

ITEM 3. Legal Proceedings

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. (“Patterson”) and Benco Dental Supply Co. (“Benco”) as defendants, and alleging that Henry Schein, Patterson, Benco and Burkhart Dental Supply conspired to fix prices and refused to compete with each other for sales of dental equipment to dental professionals and agreed to enlist their common suppliers, the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, their price-cutting competing distributor Archer. Archer seeks damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally, as well as injunctive relief. On October 30, 2017, Archer filed a second amended complaint, to add additional allegations that it believes support its claims. The named parties and causes of action are the same as the August 1, 2017 amended complaint.

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay. On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration. On June 10, 2013, Archer moved for reconsideration before the District Court judge. On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay. Defendants appealed the District Court’s order. On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration. On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings consistent with the Supreme Court’s opinion. On April 2, 2019, the District Court stayed the proceeding in the trial court pending resolution by the Fifth Circuit. The Fifth Circuit heard oral argument on May 1, 2019 on whether the case should be arbitrated. The Fifth Circuit issued its opinion on August 14, 2019 affirming the District Court’s order denying defendants’ motions to compel arbitration. Defendants filed a petition for rehearing en banc before the Fifth Circuit. The Fifth Circuit denied that petition. On October 1, 2019, the District Court set the case for trial on February 3, 2020, which was subsequently moved to January 29, 2020. On January 24, 2020 the Supreme Court granted our motion to stay the District Court proceedings, pending the disposition of our petition for writ of certiorari, which was filed on January 31, 2020. We intend to defend ourselves vigorously against this action.

On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the U.S. District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834. Plaintiff alleged that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental (“SourceOne”). SourceOne had previously brought an antitrust lawsuit against Henry Schein, Patterson and Benco, which Henry Schein settled in the second quarter of 2017 and which is described in our prior filings with the SEC.

IQ Dental alleged, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claimed that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also made pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff sought injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted the defendants’ motion to dismiss. On January 19,

2018, IQ Dental appealed the District Court’s order. On May 10, 2019, the U.S. Court of Appeals for the Second Circuit affirmed in part and reversed in part the District Court’s dismissal of the complaint, holding that IQ Dental lacks antitrust standing to challenge the alleged boycott of SourceOne and state dental associations, but that it has standing to challenge injury related to the alleged direct boycott of its business. On June 29, 2019, the Second Circuit denied IQ Dental’s petition for rehearing or rehearing en banc. On January 8, 2020, Henry Schein and IQ Dental entered into a settlement agreement, pursuant to which Henry Schein paid an amount which is not material. Henry Schein was dismissed from the case on January 16, 2020.

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc. The FTC alleged, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners. The FTC alleged that defendants conspired in violation of Section 5 of the FTC Act. The complaint sought equitable relief only and does not seek monetary damages. We denied the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups. A hearing before an administrative law judge began on October 16, 2018 and the hearing record was closed on February 21, 2019. On October 7, 2019, the administrative law judge issued his Initial Decision, finding in relevant part that the “evidence fails to prove a conspiracy involving Schein,” and dismissing the complaint as to Henry Schein. The Initial Decision became the decision of the FTC on November 7, 2019 and is not subject to further appeal.

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Stanley M. Bergman and Steven Paladino in the U.S. District Court for the Eastern District of New York, Case No. 1:18-cv-01428. The complaint sought to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”). The complaint alleged, among other things, that the defendants had made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period, including matters relating to the issues in the In re Dental Supplies Antitrust Litigation which Henry Schein settled and which the court dismissed in June 2019, as described in our prior filings with the SEC, and the FTC action described above, thereby causing the plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities. The complaint sought unspecified monetary damages and a jury trial. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), the court appointed lead plaintiff and lead counsel on June 22, 2018 and recaptioned the putative class action as In re Henry Schein, Inc. Securities Litigation, under the same case number. Lead plaintiff filed a consolidated class action complaint on September 14, 2018. The consolidated class action complaint asserts similar claims against the same defendants (plus Timothy Sullivan) on behalf of the same putative class of purchasers during the Class Period. It alleges that Henry Schein’s stock price was inflated during that period because Henry Schein had misleadingly portrayed its dental-distribution business “as successfully producing excellent profits while operating in a highly competitive environment” even though, “in reality, [Henry Schein] had engaged for years in collusive and anticompetitive practices in order to maintain Schein’s margins, profits, and market share.” The complaint alleges that the stock price started to fall from August 8, 2017, when the company announced below-expected financial performance that allegedly “revealed that Schein’s poor results were a product of abandoning prior attempts to inflate sales volume and margins through anticompetitive collusion,” through February 13, 2018, after the FTC filed a complaint against Benco, Henry Schein and Patterson alleging that they violated U.S. antitrust laws. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 and Section 20(a) of the Exchange Act. On September 27, 2019, the court issued a decision partially granting and partially denying defendants’ motion to dismiss the securities action. The court dismissed all claims against Messrs. Bergman and Paladino as well as the Section 10(b) claim against Henry Schein to the extent that that claim relied on the Company’s financial results and margins to allege a material misstatement or omission. The court also dismissed the Section 10(b) claim against Henry Schein to the extent that it relied on the Company’s August 8, 2017 disclosure to allege loss causation. The court otherwise denied the motion as to Henry Schein and Mr. Sullivan. Henry Schein and Mr. Sullivan moved for partial reconsideration of the court’s decision. Pursuant to all parties’ request, the court temporarily took the motion off the calendar after it was fully briefed. The parties have agreed to a resolution of this matter, subject to various conditions, including the drafting and execution of a definitive settlement agreement and court approval. The contemplated settlement, if finally approved, would have no earnings impact to the Company as all payments would be covered by insurance. Henry Schein had previously received a request under 8 Del. C. § 220 to inspect corporate books and records relating to the issues raised in the securities class action and the antitrust matters discussed above.

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

On May 29, 2018, an amended complaint was filed in the MultiDistrict Litigation (“MDL”) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) in an action entitled The County of Summit, Ohio et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45090-DAP (“County of Summit Action”), in the U.S. District Court for the Northern District of Ohio, adding Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others as defendants. Summit County alleges that manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc. and Henry Schein Medical Systems, Inc.) reaped financial rewards by refusing or otherwise failing to monitor appropriately and restrict the improper distribution of those drugs. On October 29, 2019, the Company was dismissed with prejudice from this lawsuit. Henry Schein, working with Summit County, donated $1 million to a foundation dedicated to making grants to programs within Summit County focused on (i) educating the community on alternative pain management treatment techniques and/or avoiding addiction; (ii) supporting research into alternative pain management techniques and protocols; (iii) enabling professionals to obtain the necessary certification for a Medication Assisted Treatment (MAT) Waiver; and (iv) advancing programs and services to Summit County to deliver results and solutions to the opiate and addiction crises. Henry Schein paid $250,000 of Summit County’s expenses.

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have currently been named as a defendant in multiple lawsuits (currently less than one-hundred and twenty-five (125)), which allege claims similar to those alleged in the County of Summit Action. At this time, the only case set for trial is the action filed by Tuscon Medical Center, which is currently scheduled for a 30-day trial beginning on March 16, 2021. These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL. Of Henry Schein’s 2018 revenue of $9.4 billion from continuing operations, sales of opioids represented less than one-tenth of 1 percent. Opioids represent a negligible part of our business. We intend to defend ourselves vigorously against these actions.

On January 29, 2019, a purported class action complaint was filed by R. Lawrence Hatchett, M.D. against Henry Schein, Inc., Patterson Co., Inc., Benco Dental Supply Co., and unnamed co-conspirators in the U.S. District Court for the Southern District of Illinois. The complaint alleges that members of the proposed class suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Henry Schein, Patterson and Benco. The complaint alleges that the alleged conspiracy overcharged Illinois dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the class. Subject to certain exclusions, the complaint defines the class as “all persons residing in Illinois purchasing and/or reimbursing for dental care provided by independent Illinois dental practices purchasing dental supplies from the defendants, or purchasing from buying groups purchasing these supplies from the defendants, on or after January 29, 2015.” The complaint alleges violations of the Illinois Antitrust Act, 740 Ill. Comp. Stat. §§ 10/3(2), 10/7(2), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On February 13, 2020, the court granted our motion to dismiss for lack of standing, and dismissed the action with prejudice.

On September 30, 2019, City of Hollywood Police Officers Retirement System, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Covetrus, Inc., and Benjamin Shaw and Christine Komola (Covetrus’s then Chief Executive Officer and Chief Financial Officer, respectively) in the U.S. District Court for the Eastern District of New York, Case No. 2:19-cv-05530-FB-RLM. The complaint seeks to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased or otherwise acquired Covetrus common stock from February 8, 2019 through August 12, 2019. The case relates to the Animal Health Spin-off and Merger of the Henry Schein Animal Health Business with Vets First Choice in February 2019. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and asserts that defendants’ statements in the offering documents and after the transaction were materially false and misleading because they purportedly overstated Covetrus’s capabilities as to inventory management and supply-chain services, understated the costs of integrating the Henry Schein Animal Health Business and Vets First Choice, understated Covetrus’s separation costs from Henry Schein, and understated the impact on earnings from online competition and alternative distribution channels and from the loss of an allegedly large customer in North America just before the Separation and Merger. The complaint seeks unspecified monetary damages and a jury trial. Pursuant to the provisions of the PSLRA, the court appointed lead plaintiff and lead counsel on December 23, 2019. We intend to defend ourselves vigorously against this action.

On November 15, 2019, Frank Finazzo filed a putative shareholder derivative action on behalf of Henry Schein, Inc. against various present and former directors and officers of Henry Schein in the U.S. District Court for the Eastern District of New York, Case No. 1:19-cv-6485-LDH-JO. The named defendants in the action are Stanley M. Bergman, Steven Paladino, Timothy J. Sullivan, Barry J. Alperin, Lawrence S. Bacow, Gerald A. Benjamin, James P. Breslawski, Paul Brons, Shira Goodman, Joseph L. Herring, Donald J. Kabat, Kurt Kuehn, Philip A. Laskawy, Anne H. Margulies, Karyn Mashima, Norman S. Matthews, Mark E. Mlotek, Carol Raphael, E. Dianne Rekow, Bradley T. Sheares, and Louis W. Sullivan, with Henry Schein named as a nominal defendant. The Complaint asserts claims under the federal securities laws and state law relating to the allegations in the antitrust actions, the In re Henry Schein, Inc. Securities Litigation, and the City of Hollywood securities class action described above. The complaint seeks declaratory, injunctive, and monetary relief on behalf of Henry Schein. On January 6, 2020, counsel who filed the Finazzo case filed another, virtually identical putative shareholder derivative action on behalf of Henry Schein against the same defendants, asserting the same claims and seeking the same relief. That case, captioned Mark Sloan v. Stanley M. Bergman, et al., is also pending in the U.S. District Court for the Eastern District of New York, Case No. 1:20-cv-0076. On January 24, 2020, the court consolidated the Finazzo and Sloan cases under the new caption In re Henry Schein, Inc. Derivative Litigation, No. 1:19-cv-06485-LDH-JO, and appointed the counsel in these cases as co-lead counsel for the consolidated action. The parties have agreed to a resolution of this matter subject to various conditions, including the drafting and execution of a definitive settlement agreement and court approval. The contemplated settlement, if finally approved, would involve the adoption of certain procedures but would not involve the payment of any money except a fee to the plaintiffs’ attorneys that is immaterial.

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

As of December 28, 2019, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market tier of the Nasdaq Stock Market, or Nasdaq, under the symbol HSIC.

On February 14, 2020, there were approximately 269 holders of record of our common stock and the last reported sales price was $72.13.

Purchases of Equity Securities by the Issuer

Our share repurchase program, announced on March 3, 2003, originally allowed us to repurchase up to two million shares pre-stock splits (eight million shares post-stock splits) of our common stock, which represented approximately 2.3% of the shares outstanding at the commencement of the program. As summarized in the table below, subsequent additional increases totaling $3.7 billion, authorized by our Board of Directors, to the repurchase program provide for a total of $3.8 billion of shares of our common stock to be repurchased under this program.

Date of	Amount of Additional
Authorization	Repurchases Authorized
June 21, 2004	$100,000,000
October 31, 2005	100,000,000
March 28, 2007	100,000,000
November 16, 2010	100,000,000
August 18, 2011	200,000,000
April 18, 2012	200,000,000
November 12, 2012	300,000,000
December 9, 2013	300,000,000
December 4, 2014	300,000,000
November 30, 2015	400,000,000
October 18, 2016	400,000,000
September 15, 2017	400,000,000
December 12, 2018	400,000,000
October 30, 2019	400,000,000

As of December 28, 2019, we had repurchased approximately $3.5 billion of common stock (74,363,289 shares) under these initiatives, with $275.0 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended December 28, 2019:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
9/29/19 through 11/02/19	-	$-		7,503,954
11/03/19 through 11/30/19	795,000	69.40	795,000	6,093,247
12/01/19 through 12/28/19	2,101,656	68.91	2,101,656	4,130,374
	2,896,656		2,896,656

(1)

All repurchases were executed in the open market under our existing publicly announced authorized program. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements for equity-based transactions.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

Dividend Policy

We have not declared any cash or stock dividends on our common stock during fiscal years 2019 or 2018. We currently do not anticipate declaring any cash or stock dividends on our common stock in the foreseeable future. We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our share repurchase program. Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 27, 2014, the last trading day before the beginning of our 2015 fiscal year, through the end of our 2019 fiscal year with the cumulative total return on $100 invested for the same period in the Dow Jones U.S. Health Care Index and the Nasdaq Stock Market Composite Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON DECEMBER 27, 2014
ASSUMES DIVIDENDS REINVESTED

	December 27,	December 26,	December 31,	December 30,	December 29,	December 28,
	2014	2015	2016	2017	2018	2019
Henry Schein, Inc.	$100.00	$114.34	$110.43	$101.73	$113.43	$125.14

Dow Jones U.S. Health
Care Index	100.00	105.95	102.82	126.30	132.27	163.32

NASDAQ Stock Market
Composite Index	100.00	106.25	114.75	148.76	143.41	198.30

ITEM 6. Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 28, 2019, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto. The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 28,	December 29,	December 30,	December 31,	December 26,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Income Statement Data:
Net sales	$9,985,803	$9,417,603	$8,883,438	$8,218,885	$7,650,755
Gross profit	3,090,886	2,910,747	2,746,662	2,605,907	2,476,068
Selling, general and administrative expenses	2,357,920	2,217,273	2,071,576	1,975,445	1,869,351
Litigation settlements	-	38,488	5,325	-	-
Restructuring costs (1)	14,705	54,367	-	38,621	26,587
Operating income	718,261	600,619	669,761	591,841	580,130
Other expense, net	(37,954)	(63,783)	(39,967)	(18,705)	(17,904)
Income from continuing operations before taxes, equity
in earnings of affiliates and noncontrolling interests	680,307	536,836	629,794	573,136	562,226
Income taxes (2)	(159,515)	(107,432)	(308,975)	(169,311)	(170,113)
Equity in earnings of affiliates	17,900	21,037	15,293	17,110	13,300
Net gain (loss) on sale of equity investments (3)	186,769	-	(17,636)	-	-
Net income from continuing operations	725,461	450,441	318,476	420,935	405,413
Income (loss) from discontinued operations	(6,323)	111,685	140,817	135,460	118,014
Net income	719,138	562,126	459,293	556,395	523,427
Less: Net income attributable to noncontrolling interests	(24,770)	(19,724)	(25,304)	(19,651)	(19,705)
Less: Net (income) loss attributable to noncontrolling
interests from discontinued operations	366	(6,521)	(27,690)	(29,966)	(24,664)
Net income attributable to Henry Schein, Inc.	$694,734	$535,881	$406,299	$506,778	$479,058
Amounts attributable to Henry Schein, Inc.:
Continuing operations	700,691	430,717	293,172	401,284	385,708
Discontinued operations	(5,957)	105,164	113,127	105,494	93,350
Net income attributable to Henry Schein, Inc.	$694,734	$535,881	$406,299	$506,778	$479,058

Earnings (loss) per share attributable to
Henry Schein, Inc.:

From continuing operations:
Basic	$4.74	$2.82	$1.87	$2.48	$2.33
Diluted	4.69	2.80	1.85	2.45	2.29

From discontinued operations:
Basic	$(0.04)	$0.69	$0.72	$0.65	$0.56
Diluted	(0.04)	0.68	0.72	0.64	0.55

Earnings per share attributable to Henry Schein, Inc.:
Basic	$4.70	$3.51	$2.59	$3.14	$2.89
Diluted	4.65	3.49	2.57	3.10	2.85

Weighted-average common shares outstanding:
Basic	147,817	152,656	156,787	161,641	165,687
Diluted	149,257	153,707	158,208	163,723	168,250

	Years ended
	December 28,	December 29,	December 30,	December 31,	December 26,
	2019	2018	2017	2016	2015
	(in thousands)
Net Sales by Market Data:
Health care distribution (4):
Dental	$6,415,865	$6,347,998	$6,047,811	$5,554,296	$5,275,405
Medical	2,973,586	2,661,166	2,497,994	2,337,661	2,072,915
Total health care distribution	9,389,451	9,009,164	8,545,805	7,891,957	7,348,320
Technology and value-added services (5)	515,085	408,439	337,633	326,928	302,435
Total excluding Corporate TSA revenues	9,904,536	9,417,603	8,883,438	8,218,885	7,650,755
Corporate TSA revenues (6)	81,267	-	-	-	-
Total	$9,985,803	$9,417,603	$8,883,438	$8,218,885	$7,650,755
	As of
	December 28,	December 29,	December 30,	December 31,	December 26,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Total assets	$7,151,101	$8,500,527	$7,863,995	$6,811,763	$6,580,775
Long-term debt	622,908	980,344	884,227	689,626	439,830
Redeemable noncontrolling interests	287,258	219,724	465,584	285,567	266,435
Stockholders' equity	3,630,137	3,541,788	2,824,410	2,800,804	2,886,814

(1)

Restructuring costs for the year ended December 28, 2019 consist primarily of severance costs, including severance pay and benefits of $13.8 million and facility closing costs of $0.9 million. Restructuring costs for the year ended December 29, 2018 consist primarily of severance costs, including severance pay and benefits of $50.2 million, facility closing costs of $3.2 million and other costs of $1.0 million. Restructuring costs for the year ended December 31, 2016 consist primarily of severance costs, including severance pay and benefits of $33.8 million, facility closing costs of $3.2 million and other costs of $1.6 million. Restructuring costs for the year ended December 26, 2015 consist primarily of severance costs, including severance pay and benefits of $20.3 million, facility closing costs of $4.9 million and other costs of $1.4 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plans of Restructuring” herein and the consolidated financial statements and related notes contained in ITEM 8.

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

(3)

During the fourth quarter of 2019, we sold an equity investment in Hu-Friedy Mfg. Co., LLC, a manufacturer of dental instruments and infection prevention solutions. Our investment was non-controlling, we were not involved in running the business and had no representation on the board of directors. During the fourth quarter of 2019, we also sold certain other equity investments.

During 2017 we sold our equity ownership in E4D Technologies resulting in a loss of approximately $17.6 million. There was no tax benefit recognized related to this loss.

(4)

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

(6)

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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive and consolidating market; increased competition by third party commerce sites; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-party shippers; general global macro-economic conditions; risks associated with currency fluctuations; risks associated with political and economic uncertainty; disruptions in financial markets; volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our global operations; risks associated with the Coronavirus; risks associated with the United Kingdom’s withdrawal from the European Union; transitional challenges associated with acquisitions, dispositions and joint ventures, including the failure to achieve anticipated synergies/benefits; financial and tax risks associated with acquisitions, dispositions and joint ventures; litigation risks; new or unanticipated litigation developments and the status of litigation matters; the dependence on our continued product development, technical support and successful marketing in the technology segment; our dependence on third parties for certain technologically advanced components; risks from disruption to our information systems; cyberattacks or other privacy or data security breaches; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

Recent Developments

During the fourth quarter of 2019, we sold an equity investment in Hu-Friedy Mfg. Co., LLC, a manufacturer of dental instruments and infection prevention solutions. Our investment was non-controlling, we were not involved in running the business and had no representation on the board of directors. During the fourth quarter of 2019, we also sold certain other equity investments. In aggregate, the sales of these investments resulted in a pre-tax gain of approximately $250.2 million and an after-tax gain of approximately $186.8 million.

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

We are headquartered in Melville, New York, employ more than 19,000 people (of which more than 9,400 are based outside the United States) and have operations or affiliates in 31 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

According to the U.S. Census Bureau’s International Data Base, in 2019 there were more than six and a half` million Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care services. By the year 2050, that number is projected to nearly triple to approximately 19 million. The population aged 65 to 84 years is projected to increase by approximately 41% during the same time period.

As a result of these market dynamics, annual expenditures for health care services continue to increase in the United States. We believe that demand for our products and services will grow, while continuing to be impacted by current and future operating, economic and industry conditions. The Centers for Medicare and Medicaid Services, or CMS, published “National Health Expenditure Projections 2018-2027” indicating that total national health care spending reached approximately $3.6 trillion in 2018, or 17.7% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States. Health care spending is projected to reach approximately $6.0 trillion in 2027, approximately 19.4% of the nation’s projected gross domestic product.

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

The Health Care Reform Law included a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that was to begin in 2013 and a fee on branded prescription drugs and biologics. The fee on branded prescription drugs and biologics was implemented in 2011. However, subsequent federal laws had suspended the imposition of the medical device excise tax through December 31, 2019, and the Further Consolidated Appropriations Act, 2020, signed into law on December 20, 2019, has permanently repealed the medical device excise tax. The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance. The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.

In addition, the President is seeking to repeal and replace the Health Care Reform Law. Repeal and replace legislation has been passed in the House of Representatives, but did not obtain the necessary votes in the Senate. Subsequently, the President has affirmed his intention to repeal and replace the Health Care Reform Law and has taken a number of administrative actions to materially weaken it, including, without limitation, by permitting the use of less robust plans with lower coverage and eliminating “premium support” for insurers providing policies under the Health Care Reform Law. On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions, and which also repealed the individual mandate of the Health Care Reform Law. Further, in December 2019, the Fifth Circuit ruled that the mandate within the Health Care Reform Law requiring that people buy health insurance was unconstitutional, though the ruling will likely be appealed. The Fifth Circuit remanded the remainder of the case pertaining to the viability of the remainder of the Health Care Reform Law, in the absence of the individual mandate, to the District Court of the Northern District of Texas. Any outcome of these cases that changes the Health Care Reform Law, could have a significant impact on the U.S. health care industry. The uncertain status of the Health Care Reform Law affects our ability to plan.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, imposes annual reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain covered recipients (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. CMS publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities. Amendments expanded the law to also require reporting, effective January 1, 2022, of payments or other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives, and this new requirement will be effective for data collected beginning in calendar year 2021.

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

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, established a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners. Under MACRA, certain eligible clinicians are required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models (“APMs”). MIPS generally consolidated three programs (the physician quality reporting system, the value-based payment modifier and the Medicare electronic health record (“EHR”) program) into a single program in which Medicare reimbursement to eligible clinicians includes both positive and negative payment adjustments that take into account quality, promoting interoperability, cost and improvement activities. Advanced APMs generally involve higher levels of financial and technology risk. The first MIPS performance year was 2017, and the data collected in the first performance year determines payment adjustments that began January 1, 2019. MACRA standards continue to evolve, and represent a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations. The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base. Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

Recently, there has been increased scrutiny on drug pricing and concurrent efforts to control or reduce drug costs by Congress, the President, and various states, including that several related bills have been introduced at the federal level. Such legislation, if enacted, could have the potential to impose additional costs on our business.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws, and who may receive up to 30% of total government recoveries. Penalties under fraud and abuse laws may be severe. For example, under the federal False Claims Act, violations may result in treble damages, plus civil penalties of up to $22,927 per claim, as well as exclusion from federal health care programs and criminal penalties. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties. With respect to “anti-kickback laws,” violations of, for example, the federal Anti-Kickback Law may result in civil penalties of up to $102,522 for each violation, plus up to three times the total amount of remuneration offered, paid, solicited or received, as well as exclusion from federal health care programs and criminal penalties. Notably, effective October 24, 2018, a new federal anti-kickback law (the “Eliminating Kickbacks in Recovery Act of 2018”) enacted in connection with broader addiction services legislation, may impose criminal penalties for kickbacks involving clinical laboratory services, regardless of whether the services at issue involved addiction services, and regardless of whether the services were reimbursed by a federal health care program or by a commercial health insurer. Furthermore, the Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, clarifying that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

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

The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers and third party logistics providers (“3PLs”), and includes the eventual creation of national wholesaler and 3PL licenses in cases where states do not license such entities. The DSCSA requires that wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs. The DSCSA requires wholesalers and 3PLs to submit annual reports to the FDA, which include information regarding each state where the wholesaler or PL is licensed, the name and address of each facility and contact information. According to FDA guidance, states are pre-empted from imposing any licensing requirements that are inconsistent with, less stringent than, directly related to, or covered by the standards established by federal law in this area. Current state licensing requirements concerning wholesalers will remain in effect until the FDA issues new regulations as directed by the DSCSA.

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

Under the Controlled Substances Act, as a distributor of controlled substances, we are required to obtain and renew annually registrations for our facilities from the United States Drug Enforcement Administration (“DEA”) permitting us to handle controlled substances. We are also subject to other statutory and regulatory requirements relating to the storage, sale, marketing, handling, reporting, record keeping and distribution of such drugs, in accordance with the Controlled Substances Act and its implementing regulations, and these requirements have been subject to heightened enforcement activity in recent times. We are subject to inspection by the DEA.

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

In the European Union, the EU Medical Device Regulation No. 2017/745 (“EU MDR”) will apply as of May 26, 2020. The EU MDR significantly modifies and intensifies the regulatory compliance requirements for the medical device industry as a whole. In particular, the EU MDR imposes stricter requirements for confirmation that a product meets the regulatory requirements, including regarding a product’s clinical evaluation and a company’s quality systems and for the distribution, marketing and sale of medical devices, including post-market surveillance. Medical devices that have been assessed and/or certified under the EU Medical Device Directive may continue to be placed on the market until 2024 (or until the expiry of their certificates, if applicable and earlier); however, requirements regarding the distribution, marketing and sale including quality systems and post-market surveillance are required to be observed by manufacturers, importers and distributors as of the application date.

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

Regulated Software; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software and digital health products intended for use in health care settings. The 21st Century Cures Act (the “Cures Act”), signed into law on December 13, 2016, among other things amended the medical device definition to exclude certain software from FDA regulation, including clinical decision support software that meets certain criteria. On September 27, 2019, the FDA issued a suite of guidance documents on digital health products, which incorporated applicable Cures Act standards, including regarding the types of clinical decision support tools and other software that are exempt from regulation by the FDA as medical devices. Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increased privacy rights for individuals in Europe (“Data Subjects”), including individuals who are our customers, suppliers and employees. The GDPR extended the scope of responsibilities for data controllers and data processors and generally imposes increased requirements and potential penalties on companies, such as us, that offer goods or services to Data Subjects or monitor their behavior (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues. Individual member states may impose additional requirements and penalties regarding certain matters such as employee personal data. With respect to the personal data it protects, the GDPR requires, among other things, company accountability, consents from Data Subjects or other acceptable legal basis to process the personal data, breach notifications within 72 hours, data integrity and security, and fairness and transparency regarding the storage, use or other processing of the personal data. The GDPR also, provides rights to Data Subjects relating to the modification, erasure and transporting of the personal data. In the United States, the California Consumer Privacy Act (“CCPA”), which increases the privacy protections afforded California residents and was signed into law on June 28, 2018, became effective January 1, 2020. The CCPA generally requires companies, such as us, to institute additional protections regarding the collection use and disclosure of certain personal information of California residents. The California Attorney General released proposed CCPA regulations on October 10, 2019, and is required to adopt final regulations on or before July 1, 2020. In addition to providing for enforcement by the California Attorney General, the CCPA also provides for a private right of action. Entities in violation of the CCPA may be liable for substantial civil penalties. Other states, as well as the federal government, have increasingly considered the adoption of similarly expansive personal privacy laws, also backed by substantial civil penalties for non-compliance. While we believe we have substantially compliant programs and controls in place to comply with the GDPR and CCPA requirements, our compliance with these measures is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

We also sell products and services that health care providers, such as physicians and dentists, use to store and manage patient medical or dental records. These customers, and we, are subject to laws, regulations and industry standards, such as the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”) and the Payment Card Industry Data Security Standards, which require the protection of the privacy and security of those records, and our products may also be used as part of these customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws. Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products or services to comply with applicable legal or contractual data privacy and security requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental agencies and involve substantial fines, penalties and other liabilities and expenses and costs for remediation.

Various federal initiatives involve the adoption and use by health care providers of certain electronic health care records systems and processes. The initiatives include, among others, programs that incentivize physicians and dentists, through Medicare’s MIPS, to use certified EHR technology in accordance with certain evolving requirements, including regarding quality, promoting interoperability, cost and improvement activities. Qualification for the MIPS incentive payments requires the use of EHRs that are certified as having certain capabilities designated in standards adopted by CMS and by the Office of the National Coordinator for Health Information Technology of the Department of Health and Human Services (“ONC”). These standards have been subject to change.

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

Additionally, as electronic medical devices are increasingly connected to each other and to other technology, the ability of these connected systems safely and effectively to exchange and use exchanged information becomes increasingly important. For example on September 6, 2017, the FDA issued final guidance to assist industry in identifying specific considerations related to the ability of electronic medical devices to safely and effectively exchange and use exchanged information. As a medical device manufacturer, we must manage risks including those associated with an electronic interface that is incorporated into a medical device.

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

Results of Operations

The following tables summarize the significant components of our operating results and cash flows from continuing operations for each of the three years ended December 28, 2019, December 29, 2018 and December 30, 2017 (in thousands):

	Years Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Operating results:
Net sales	$9,985,803	$9,417,603	$8,883,438
Cost of sales	6,894,917	6,506,856	6,136,776
Gross profit	3,090,886	2,910,747	2,746,662
Operating expenses:
Selling, general and administrative	2,357,920	2,217,273	2,071,576
Litigation settlements	-	38,488	5,325
Restructuring costs	14,705	54,367	-
Operating income	$718,261	$600,619	$669,761

Other expense, net	$(37,954)	$(63,783)	$(39,967)
Net gain (loss) on sale of equity investments	186,769	-	(17,636)
Net income from continuing operations	725,461	450,441	318,476
Income (loss) from discontinued operations	(6,323)	111,685	140,817
Net income attributable to Henry Schein, Inc.	694,734	535,881	406,299

	Years Ended
	December 28,	December 29,	December 30,
	2019	2018	2017

Cash flows:
Net cash provided by operating activities from continuing operations	$820,478	$450,955	$375,035
Net cash used in investing activities from continuing operations	(422,309)	(164,324)	(212,741)
Net cash used in financing activities from continuing operations	(363,351)	(402,173)	(73,944)

Plans of Restructuring

On July 9, 2018, we committed to an initiative to rationalize our operations and provide expense efficiencies. These actions allowed us to execute on our plan to reduce our cost structure and fund new initiatives that are expected to drive future growth under our 2018 to 2020 strategic plan. This initiative resulted in the elimination of approximately 4% of our workforce and the closing of certain facilities.

The total 2019 and 2018 costs associated with the actions to complete this restructuring were $14.7 million and $54.4 million, respectively, from continuing operations, consisting primarily of severance costs. The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

On November 20, 2019, we committed to the contemplated initiative, intended to mitigate stranded costs associated with the Animal Health Spin-off as well as to rationalize operations and provide expense efficiencies. These activities are expected to be completed by the end of 2020. We are currently unable in good faith to make a determination of an estimate of the amount or range of amounts expected to be incurred in connection with these activities, both with respect to each major type of cost associated therewith and with respect to the total cost, or an estimate of the amount or range of amounts that will result in future cash expenditures. We will disclose this information after we determine such estimates or range of estimates.

2019 Compared to 2018

Net Sales

Net sales for 2019 and 2018 were as follows (in thousands):

			% of		% of	Increase
		2019	Total	2018	Total	$	%
Health care distribution (1):
	Dental	$6,415,865	64.2%	$6,347,998	67.4%	$67,867	1.1%
	Medical	2,973,586	29.8	2,661,166	28.3	312,420	11.7
	Total health care distribution	9,389,451	94.0	9,009,164	95.7	380,287	4.2
Technology and value-added services (2)		515,085	5.2	408,439	4.3	106,646	26.1
	Total excluding Corporate TSA revenues	9,904,536	99.2	9,417,603	100.0	486,933	5.2
Corporate TSA revenues (3)		81,267	0.8	-	-	81,267	-
	Total	$9,985,803	100.0%	$9,417,603	100.0%	$568,200	6.0

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

The 6.0% increase in net sales for the year ended December 28, 2019 includes an increase of 7.7% local currency growth (4.4% increase in internally generated revenue and 3.3% growth from acquisitions) partially offset by a decrease of 1.7% related to foreign currency exchange. Excluding sales of products under the transition services agreement with Covetrus, our net sales increased 5.2%, including local currency growth of 6.9% (3.5% increase in internally generated revenue and 3.4% growth from acquisitions) partially offset by a decrease of 1.7% related to foreign currency exchange.

The 1.1% increase in dental net sales for the year ended December 28, 2019 includes an increase of 3.4% in local currencies (2.0% increase in internally generated revenue and 1.4% growth from acquisitions) partially offset by a decrease of 2.3% related to foreign currency exchange. The 3.4% increase in local currency sales was due to increases in dental equipment sales and service revenues of 1.0%, all of which is attributable to an increase in internally generated revenue and dental consumable merchandise sales growth of 4.2% (2.3% increase in internally generated revenue and 1.9% growth from acquisitions).

The 11.7% increase in medical net sales for the year ended December 28, 2019 includes an increase of 11.9% local currency growth (7.0% increase in internally generated revenue and 4.9% growth from acquisitions) partially offset by a decrease of 0.2% related to foreign currency exchange.

The 26.1% increase in technology and value-added services net sales for the year ended December 28, 2019 includes an increase of 27.0% local currency growth (4.3% increase in internally generated revenue and 22.7% growth from acquisitions) partially offset by a decrease of 0.9% related to foreign currency exchange.

Gross Profit

Gross profit and gross margins for 2019 and 2018 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2019	Margin %	2018	Margin %	$	%
Health care distribution	$2,717,574	28.9%	$2,628,767	29.2%	$88,807	3.4%
Technology and value-added services	370,887	72.0	281,980	69.0	88,907	31.5
Total excluding Corporate TSA revenues	3,088,461	31.2	2,910,747	30.9	177,714	6.1
Corporate TSA revenues	2,425	3.0	-	-	2,425	-
Total	$3,090,886	31.0	$2,910,747	30.9	$180,139	6.2

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

Health care distribution gross profit increased $88.8 million, or 3.4%, for the year ended December 28, 2019 compared to the prior year period. Health care distribution gross profit margin decreased to 28.9% for the year ended December 28, 2019 from 29.2% for the comparable prior year period. The overall increase in our health care distribution gross profit is attributable to $73.1 million additional gross profit from acquisitions and $30.9 million gross profit increase from growth in internally generated revenue. These increases were partially offset by a $15.2 million decline in gross profit due to the decrease in the gross margin rates.

Technology and value-added services gross profit increased $88.9 million, or 31.5%, for the year ended December 28, 2019 compared to the prior year period. Technology and value-added services gross profit margin increased to 72.0% for the year ended December 28, 2019 from 69.0% for the comparable prior year period. Acquisitions accounted for $80.2 million of our gross profit increase within our technology and value-added services segment for the year ended December 28, 2019 compared to the prior year period and also accounted for the increase in the gross profit margin. The remaining increase of $8.7 million in our technology and value-added services segment gross profit was primarily attributable to growth in internally generated revenue.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2019 and 2018 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase / (Decrease)
	2019	Net Sales	2018	Net Sales	$	%
Health care distribution	$2,128,595	22.7%	$2,137,779	23.7%	$(9,184)	(0.4)%
Technology and value-added services	244,030	47.4	172,349	42.2	71,681	41.6
Total	$2,372,625	23.8	$2,310,128	24.5	$62,497	2.7

Selling, general and administrative expenses (including restructuring costs in the years ended December 28, 2019 and December 29, 2018, and litigation settlements in the year ended December 29, 2018) increased $62.5 million, or 2.7%, to $2,372.6 million for the year ended December 28, 2019 from the comparable prior year period. The $9.2 million decrease in selling, general and administrative expenses within our health care distribution segment for the year ended December 28, 2019 as compared to the prior year period was attributable to a reduction of $73.7 million of operating costs (primarily due to $38.5 million of litigation settlement costs recorded in 2018 and a $39.7 million decrease in restructuring costs) partially offset by $64.5 million of additional costs from acquired companies. The $71.7 million increase in selling, general and administrative expenses within our technology and value-added services segment for the year ended December 28, 2019 as compared to the prior year period was attributable to $70.5 million of additional costs from acquired companies and $1.2 million of additional operating costs. As a percentage of net sales, selling, general and administrative expenses decreased to 23.8% from 24.5% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $69.2 million, or 4.8%, to $1,497.3 million for the year ended December 28, 2019 from the comparable prior year period. As a percentage of net sales, selling expenses decreased to 15.0% from 15.2% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses decreased $6.8 million, or 0.8%, to $875.3 million for the year ended December 28, 2019 from the comparable prior year period primarily due to $38.5 million of litigation settlement costs recorded in 2018 and a $39.7 million decrease in restructuring costs partially offset by increases in general and administrative expenses. As a percentage of net sales, general and administrative expenses decreased to 8.8% from 9.4% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2019 and 2018 was as follows (in thousands):

			Variance
	2019	2018	$	%
Interest income	$15,757	$15,491	$266	1.7%
Interest expense	(50,792)	(76,016)	25,224	33.2
Other, net	(2,919)	(3,258)	339	10.4
Other expense, net	$(37,954)	$(63,783)	$25,829	40.5

Interest expense decreased $25.2 million primarily due to decreased borrowings under our bank credit lines.

Income Taxes

For the year ended December 28, 2019, our effective tax rate was 23.4% compared to 20.0% for the prior year period. In 2019, our effective tax rate was primarily impacted by state and foreign income taxes and interest expense. In 2018, our effective tax rate was primarily impacted by a reduction in the estimate of our transition tax associated with the Tax Act, tax charges and credits associated with legal entity reorganizations outside the U.S., and state and foreign income taxes and interest expense.

Within our consolidated balance sheets, transition tax of $9.9 million was included in “Accrued taxes” for 2019 and 2018, and $94.9 million and $104.2 million were included in “Other liabilities” for 2019 and 2018 respectively.

Net Gain on Sale of Equity Investments

On October 1, 2019, we sold an equity investment in Hu-Friedy Mfg. Co., LLC, a manufacturer of dental instruments and infection prevention solutions. Our investment was non-controlling, we were not involved in running the business and had no representation on the board of directors.

During the fourth quarter of 2019, we also sold certain other investments. In aggregate, the sales of these investments resulted in a pretax gain of approximately $250.2 million and an after-tax gain of approximately $186.8 million.

2018 Compared to 2017

Net Sales

Net sales for 2018 and 2017 were as follows (in thousands):

			% of		% of	Increase
		2018	Total	2017	Total	$	%
Health care distribution (1):
	Dental	$6,347,998	67.4%	$6,047,811	68.1%	$300,187	5.0%
	Medical	2,661,166	28.3	2,497,994	28.1	163,172	6.5
	Total health care distribution	9,009,164	95.7	8,545,805	96.2	463,359	5.4
Technology and value-added services (2)		408,439	4.3	337,633	3.8	70,806	21.0
	Total	$9,417,603	100.0%	$8,883,438	100.0%	$534,165	6.0

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

The 6.0% increase in net sales for the year ended December 29, 2018 includes an increase of 5.5% local currency growth (4.0% increase in internally generated revenue and 1.5% growth from acquisitions) as well as an increase of 0.5% related to foreign currency exchange.

The 5.0% increase in dental net sales for the year ended December 29, 2018 includes an increase of 4.2% in local currencies (3.0% increase in internally generated revenue and 1.2% growth from acquisitions) as well as an increase of 0.8% related to foreign currency exchange. The 4.2% increase in local currency sales was due to increases in dental equipment sales and service revenues of 4.5% (4.4% increase in internally generated revenue and 0.1% growth from acquisitions) and dental consumable merchandise sales growth of 4.1% (2.6% increase in internally generated revenue and 1.5% growth from acquisitions).

The 6.5% increase in medical net sales for the year ended December 29, 2018 includes an increase of 6.4% local currency growth (6.3% increase in internally generated revenue and 0.1% growth from acquisitions) as well as an increase of 0.1% related to foreign currency exchange.

The 21.0% increase in technology and value-added services net sales for the year ended December 29, 2018 includes an increase of 20.4% local currency growth (5.4% increase in internally generated revenue and 15.0% growth from acquisitions) as well as an increase of 0.6% related to foreign currency exchange.

Gross Profit

Gross profit and gross margins for 2018 and 2017 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2018	Margin %	2017	Margin %	$	%
Health care distribution	$2,628,767	29.2%	$2,520,806	29.5%	$107,961	4.3%
Technology and value-added services	281,980	69.0	225,856	66.9	56,124	24.8
Total	$2,910,747	30.9	$2,746,662	30.9	$164,085	6.0

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

Health care distribution gross profit increased $108.0 million, or 4.3%, for the year ended December 29, 2018 compared to the prior year period. Health care distribution gross profit margin decreased to 29.2% for the year ended December 29, 2018 from 29.5% for the comparable prior year period. The overall increase in our health care distribution gross profit is attributable to a $108.2 million gross profit increase from growth in internally generated revenue and $31.7 million is attributable to acquisitions. These increases were partially offset by a $31.9 million decline in gross profit due to the decrease in the gross margin rates.

Technology and value-added services gross profit increased $56.1 million, or 24.8%, for the year ended December 29, 2018 compared to the prior year period. Technology and value-added services gross profit margin increased to 69.0% for the year ended December 29, 2018 from 66.9% for the comparable prior year period. Acquisitions accounted for $44.0 million of our gross profit increase within our technology and value-added services segment for the year ended December 29, 2018 compared to the prior year period. The remaining increase of $12.1 million in our technology and value-added services segment gross profit was primarily attributable to growth in internally generated revenue and the increase in gross margin rates.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2018 and 2017 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2018	Net Sales	2017	Net Sales	$	%
Health care distribution	$2,137,779	23.7%	$1,958,918	22.9%	$178,861	9.1%
Technology and value-added services	172,349	42.2	117,983	34.9	54,366	46.1
Total	$2,310,128	24.5	$2,076,901	23.4	$233,227	11.2

Selling, general and administrative expenses (including restructuring costs in 2018 and litigation settlements in 2018 and 2017) increased $233.2 million, or 11.2%, for the year ended December 29, 2018 from the comparable prior year period. The $178.9 million increase in selling, general and administrative expenses within our health care distribution segment for the year ended December 29, 2018 as compared to the prior year period was attributable to $152.1 million of additional operating costs (including an increase of $33.2 million for litigation settlements and $50.8 million of restructuring costs) and $26.8 million of additional costs from acquired companies. The $54.4 million increase in selling, general and administrative expenses within our technology and value-added services segment for the year ended December 29, 2018 as compared to the prior year period was attributable to $43.7 million of additional costs from acquired companies and $10.7 million of additional operating costs (including $3.6 million of restructuring costs). As a percentage of net sales, selling, general and administrative expenses increased to 24.5% from 23.4% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $74.4 million, or 5.5%, for the year ended December 29, 2018 from the comparable prior year period. As a percentage of net sales, selling expenses remained consistent at 15.2%.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $158.8 million, or 22.0%, for the year ended December 29, 2018 from the comparable prior year period primarily due to restructuring costs of $54.4 million and an increase of $33.2 million of litigation settlements costs. As a percentage of net sales, general and administrative expenses increased to 9.4% from 8.1% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2018 and 2017 was as follows (in thousands):

			Variance
	2018	2017	$	%
Interest income	$15,491	$12,438	$3,053	24.5%
Interest expense	(76,016)	(51,066)	(24,950)	(48.9)
Other, net	(3,258)	(1,339)	(1,919)	(143.3)
Other expense, net	$(63,783)	$(39,967)	$(23,816)	(59.6)

Other expense, net increased $23.8 million to $63.8 million for the year ended December 29, 2018 from the comparable prior year period. Interest income increased $3.1 million primarily due to increased investment and late fee income. Interest expense increased $25.0 million primarily due to increased borrowings under our bank credit lines and our private placement facilities primarily to fund acquisitions of noncontrolling interests in subsidiaries, as well as higher interest rates.

Income Taxes

For the year ended December 29, 2018, our effective tax rate was 20.0% compared to 49.1% for the prior year period. In 2018, our effective tax rate was primarily impacted by a reduction in the estimate of our transition tax associated with the Tax Act, tax charges and credits associated with legal entity reorganizations outside the U.S., and state and foreign income taxes and interest expense. In 2017, our effective tax rate was primarily impacted by the Tax Act, the adoption of Accounting Standards Update (“ASU”) No. 2016-09, “Stock Compensation” (Topic 718), as well as state and foreign income taxes and interest expense.

On December 22, 2017, the U.S. government passed the Tax Act. The Tax Act is comprehensive tax legislation that implemented complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21%, modification of accelerated depreciation, the repeal of the domestic manufacturing deduction and changes to the limitations of the deductibility of interest. Additionally, the Tax Act moved from a global tax regime to a modified territorial regime, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S. The transition tax is payable over eight years. In the fourth quarter of 2017, we recorded provisional amounts for any items that could be reasonably estimated at the time. This included the one-time transition tax that we estimated to be $140.0 million and a net deferred tax expense of $3.0 million attributable to the revaluation of deferred taxes due to the lower enacted federal income tax rate of 21%. We completed our analysis in the year ended December 29, 2018 and recorded a net $10.0 million reduction to the one-time transition tax and an additional $1.7 million net deferred tax benefit from the revaluation of deferred taxes to reflect the new tax rate. Absent the effects of the transition tax and the revaluation of deferred tax assets and liabilities, our effective tax rate for the year ended December 30, 2017 would have been 26.4% as compared to our actual effective tax rate of 49.1%.

Within our consolidated balance sheets, transition tax of $9.9 million was included in “Accrued taxes” and $104.2 million were included in “Other liabilities” for December 29, 2018.

The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. We recorded a current tax expense for the GILTI provision of $7.6 million for the year ended December 29, 2018.

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

Net cash provided by operating activities was $820.5 million for the year ended December 28, 2019, compared to $451.0 million for the prior year. The net change of $369.5 million was primarily attributable to an increase in net income, decreases in working capital requirements, and increased distributions from equity affiliates.

Net cash used in investing activities was $422.3 million for the year ended December 28, 2019, compared to $164.3 million for the prior year. The net change of $258.0 million was primarily due to increased payments for equity investments and business acquisitions, partially offset by increased proceeds of sales of equity investments.

Net cash used in financing activities was $363.4 million for the year ended December 28, 2019, compared to $402.2 million for the prior year. The net change of $38.8 million was primarily due to a distribution received related to the Animal Health Spin-off, proceeds from the Animal Health Share Sale, a reduction in acquisitions of noncontrolling interests in subsidiaries, and payments to the Henry Schein Animal Health Business, partially offset by increased repayments of debt related to the Animal Health Spin-off and increased repurchases of our common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 28,	December 29,
	2019	2018
Cash and cash equivalents	$106,097	$56,885
Working capital (1)	1,188,133	956,393

Debt:
Bank credit lines	$23,975	$951,458
Current maturities of long-term debt	109,849	8,280
Long-term debt	622,908	980,344
Total debt	$756,732	$1,940,082

Leases:
Current operating lease liabilities	$65,349	$-
Non-current operating lease liabilities	176,267	-

(1)	Includes $127 million and $422 million of accounts receivable which serve as security for U.S. trade accounts receivable securitization at December 28, 2019 and December 29, 2018, respectively.

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 44.5 days as of December 28, 2019 from 43.8 days as of December 29, 2018. During the years ended December 28, 2019 and December 29, 2018, we wrote off approximately $5.9 million and $6.4 million, respectively, of fully reserved accounts receivable against our trade receivable reserve. Our inventory turns from operations were 5.0 as of December 28, 2019 and 4.5 as of December 29, 2018. Our working capital accounts may be impacted by current and future economic conditions.

Contractual obligations

The following table summarizes our contractual obligations related to fixed and variable rate long-term debt and finance lease obligations, including interest (assuming a weighted average interest rate of 3.3%), as well as inventory purchase commitments and operating lease obligations as of December 28, 2019:

	Payments due by period (in thousands)
	< 1 year	2 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Long-term debt, including interest	$132,073	$250,166	$130,084	$337,615	$849,938
Inventory purchase commitments	403,241	319,000	-	-	722,241
Operating lease obligations	70,986	97,158	45,965	51,762	265,871
Transition tax obligations	9,923	28,527	55,815	-	94,265
Finance lease obligations, including interest	1,853	2,175	587	1,117	5,732

Total	$618,076	$697,026	$232,451	$390,494	$1,938,047

Bank Credit Lines

Bank credit lines consisted of the following:

	December 28,	December 29,
	2019	2018
Revolving credit agreement	$-	$175,000
Other short-term bank credit lines	23,975	376,458
Committed loan associated with Animal Health Spin-off	-	400,000
Total	$23,975	$951,458

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”), which matures in April 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect that the LIBOR rate will be discontinued at some point during 2021. We expect to work with our lenders to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense. Additionally, the Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of December 28, 2019 and December 29, 2018, the borrowings on this revolving credit facility were $0.0 million and $175.0 million, respectively. As of December 28, 2019 and December 29, 2018, there were $9.6 million and $11.2 million of letters of credit, respectively, provided to third parties under the credit facility.

Other Short-Term Credit Lines

As of December 28, 2019 and December 29, 2018, we had various other short-term bank credit lines available, of which $24.0 million and $376.5 million, respectively, were outstanding. At December 28, 2019 and December 29, 2018, borrowings under all of our credit lines had a weighted average interest rate of 3.45% and 3.30%, respectively.

Committed Loan Associated with Animal Health Spin-off

On May 21, 2018, we obtained a $400 million committed loan which matured on the earlier of (i) March 31, 2019 and (ii) the consummation of the Animal Health Spin-off. The proceeds of this loan were used, among other things, to fund our purchase of all of the equity interests in Butler Animal Health Holding Company, LLC (“BAHHC”) directly or indirectly owned by Darby Group Companies, Inc. (“Darby”) and certain other sellers pursuant to the terms of that certain Amendment to Put Rights Agreements, dated as of April 20, 2018, by and among us, Darby, BAHHC and the individual sellers party thereto for an aggregate purchase price of $365 million. As of December 29, 2018, the balance outstanding on this loan was $400 million and is included within the “Bank credit lines” caption within our consolidated balance sheet. At December 29, 2018 the interest rate on this loan was 3.38%. Concurrent with the completion of the Animal Health Spin-off on February 7, 2019, we re-paid the balance of this loan.

Long-term debt

Long-term debt consisted of the following:

	December 28,	December 29,
	2019	2018
Private placement facilities	$621,274	$628,189
U.S. trade accounts receivable securitization	100,000	350,000
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2024 at interest rates
ranging from 2.56% to 10.5% at December 28, 2019 and
ranging from 2.61% to 4.17% at December 29, 2018	6,089	6,491
Finance lease obligations (see Note 7)	5,394	3,944
Total	732,757	988,624
Less current maturities	(109,849)	(8,280)
Total long-term debt	$622,908	$980,344

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

The components of our private placement facility borrowings as of December 28, 2019 are presented in the following table (in thousands):

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	21,429	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(155)
	$621,274

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, and was previously scheduled to expire on April 29, 2020, has been extended to April 29, 2022. As of December 28, 2019 and December 29, 2018, the borrowings outstanding under this securitization facility were $100 million and $350 million, respectively. At December 28, 2019, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.90% plus 0.75%, for a combined rate of 2.65%. At December 29, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.66% plus 0.75%, for a combined rate of 3.41%.

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

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment. Our leases have remaining terms of less than one year to 16 years, some of which may include options to extend the leases for up to 10 years. As of December 28, 2019, our right-of-use assets related to operating leases were $231.7 million and our current and non-current operating lease liabilities were $65.3 million and $176.3 million, respectively.

Stock repurchases

From March 3, 2003 through December 28, 2019, we repurchased approximately $3.5 billion, or 74,363,289 shares, under our common stock repurchase programs, with $275.0 million available as of December 28, 2019 for future common stock share repurchases.

Redeemable Noncontrolling interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. ASC 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the Redeemable noncontrolling interests for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 are presented in the following table:

	December 28,	December 29,	December 30,
	2019	2018	2017
Balance, beginning of period	$219,724	$465,585	$285,567
Decrease in redeemable noncontrolling interests due to
redemptions	(2,270)	(287,767)	(22,294)
Increase in redeemable noncontrolling interests due to
business acquisitions	74,865	4,655	72,291
Net income attributable to redeemable noncontrolling interests	14,838	15,327	24,513
Dividends declared	(10,264)	(8,206)	(7,680)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	(2,335)	(11,330)	4,530
Change in fair value of redeemable securities	(7,300)	41,460	108,658
Balance, end of period	$287,258	$219,724	$465,585

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

On July 1, 2018, we closed on a joint venture with Internet Brands, a provider of web presence and online marketing software, to create a newly formed entity, Henry Schein One, LLC. The joint venture includes Henry Schein Practice Solutions products and services, as well as Henry Schein’s international dental practice management systems and the dental businesses of Internet Brands. Internet Brands holds a 26% noncontrolling interest in Henry Schein One, LLC that is accounted for within stockholders’ equity, as well as a freestanding and separately exercisable right to put its noncontrolling interest to Henry Schein, Inc. for fair value following the fifth anniversary of the effective date of the formation of the joint venture. Beginning with the second anniversary of the effective date of the formation of the joint venture, Henry Schein One will issue a fixed number of additional interests to Internet Brands through the fifth anniversary, thereby increasing Internet Brands’ ownership by approximately 7.6%. Internet Brands will also be entitled to receive a fixed number of additional interests, in the aggregate up to approximately 1.6% of the joint venture’s ownership, if certain operating targets are met by the joint venture in its fourth, fifth and sixth operating years. These additional shares are considered contingent consideration that are accounted for within stockholders’ equity; however, these shares will not be allocated any net income of Henry Schein One until the shares vest or are earned by Internet Brands. A Monte Carlo simulation was utilized to value the additional contingent interests that are subject to operating targets. Key assumptions that were applied to derive the fair value of the contingent interests include an assumed equity value of Henry Schein One, LLC at its inception date, a risk-free interest rate based on U.S. treasury yields, an assumed future dividend yield, a risk-adjusted discount rate applied to projected future cash flows, an assumed equity volatility based on historical stock price returns of a group of guideline companies, and an estimated correlation of annual cash flow returns to equity returns. As a result of this transaction with Internet Brands, we recorded $567.6 million of noncontrolling interest within stockholders’ equity.

Noncontrolling Interests

Noncontrolling interests represent our less than 50% ownership interest in an acquired subsidiary. Our net income is reduced by the portion of the subsidiaries net income that is attributable to noncontrolling interests.

Unrecognized tax benefits

As more fully disclosed in Note 14 of “Notes to Consolidated Financial Statements,” we cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued interest, of $109.1 million as of December 28, 2019.

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

Acquisitions

We account for business acquisitions and combinations under the acquisition method of accounting, where the net assets of businesses purchased are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date. Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill. The major classes of assets and liabilities that we generally allocate purchase price to, excluding goodwill, include identifiable intangible assets (i.e., trademarks and trade names, customer relationships and lists, non-compete agreements and product development), property, plant and equipment, deferred taxes and other current and long-term assets and liabilities. The estimated fair value of identifiable intangible assets is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rates; discounted cash flows; customer retention rates; and estimated useful lives. Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. While we use our best estimates and assumptions to accurately value those assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill within our consolidated balance sheets. At the end of the measurement period or final determination of the values of such assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations.

Goodwill

Goodwill is not amortized, but are subject to impairment analysis at least once annually. Such impairment analyses for goodwill require a comparison of the fair value to the carrying value of reporting units. We regard our reporting units to be our operating segments: health care distribution (global dental and medical) and technology and value-added services. Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis.

For the years ended December 28, 2019 and December 29, 2018, and December 30, 2017 we tested goodwill for impairment, on the first day of the fourth quarter of each respective year, using a quantitative analysis consisting of a two-step approach. The first step of our quantitative analysis consists of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology. If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit. The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

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

If we determine through the impairment review process that goodwill is impaired, we record an impairment charge in our consolidated statements of income.

For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, the results of our goodwill impairment analysis did not result in any impairments.

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

Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade names, customer relationships and lists, and product development. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. Although we believe our judgments, estimates and/or assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.

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

Unrecognized Tax Benefits

ASC Topic 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance. This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect of certain tax matters.

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

Foreign Currency Agreements

The value of certain foreign currencies as compared to the U.S. dollar and the value of certain underlying functional currencies of the Company, including its foreign subsidiaries, may affect our financial results. Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars. Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. We purchase short-term (i.e., generally 18 months or less) foreign currency forward contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to foreign suppliers. We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure. A hypothetical 5% change in the average value of the U.S. dollar in 2019 compared to foreign currencies would have changed our 2019 reported Net income attributable to Henry Schein, Inc. by approximately $6.0 million.

As of December 28, 2019, we had forward foreign currency exchange agreements, which expire through November 16, 2023, which include a mark-to-market loss of $3.9 million as determined by quoted market prices. Included in the forward foreign currency exchange agreements, Henry Schein, Inc. had EUR/USD forward contracts notionally totaling an amount of €200 million, with a reported fair value of these contracts as a net liability of $0.3 million. A 5% increase in the value of the Euro to the USD from December 28, 2019, with all other variables held constant, would have had an unfavorable effect on the fair value of these forward contracts by decreasing the value of these instruments by $12.0 million. As of December 28, 2019, Henry Schein, Inc. had Euro to Brazilian Real (BRL) cross currency swap contracts notionally totaling an amount of €83.6 million, with a reported fair value of these contracts as a net liability of $1.4 million. A 5% increase in the value of the Euro to the BRL from December 28, 2019, with all other variables held constant, would have had a favorable effect on the fair value of these swap contracts by increasing the value of these instruments by $4.6 million.

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

Variable Interest Rate Debt

As of December 28, 2019, we had variable interest rate exposure for certain of our revolving credit facilities and our U.S. trade accounts receivable securitization.

Our revolving credit facility which we entered into on April 18, 2017 and expires on April 18, 2022, has an interest rate that is based on the U.S. Dollar LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. As of December 28, 2019, there was $0.0 million outstanding under this revolving credit facility. During the year ended December 28, 2019, the average outstanding balance under this revolving credit facility was approximately $147.5 million. Based upon our average outstanding balance for this revolving credit facility, for each hypothetical increase of 25 basis points, our interest expense thereunder would have increased by $0.4 million.

Our U.S trade accounts receivable securitization, which we entered into on April 17, 2013 and which expires on April 29, 2022, has an interest rate that is based upon the asset-backed commercial paper rate. As of December 28, 2019, the commercial paper rate was 1.90% plus 0.75%, for a combined rate of 2.65%. At December 28, 2019 the outstanding balance was $100.0 million under this securitization facility. During the year ended December 28, 2019, the average outstanding balance under this securitization facility was approximately $274.8 million. Based upon our average outstanding balance for this securitization facility, for each hypothetical increase of 25 basis points, our interest expense thereunder would have increased by $0.7 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Henry Schein, Inc.

Melville, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. (the “Company”) as of December 28, 2019 and December 29, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2019, the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, effective on December 30, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee of the Board of Directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations

As described in Note 11 of the consolidated financial statements, the Company acquired several companies in the current year. As a result of the acquisitions, management was required to determine estimated fair values of the assets acquired and liabilities assumed, including certain identifiable intangible assets. In some instances, management utilized third-party valuation specialists to assist in the preparation of the valuation of certain identifiable intangible assets.

We identified the determination of fair values of certain identifiable intangible assets, which primarily included customer relationships, as a critical audit matter. Management exercised significant judgment to develop and select assumptions in the measurement of the fair value of the identifiable intangible assets. Significant assumptions included discount rates, customer attrition, and projected revenue growth rates. These assumptions are forward-looking and could be affected by future economic and market conditions. The principal considerations for our determination included the following: (i) changes in the significant assumptions could have a significant impact on the fair value of the assets acquired, (ii) significant unobservable inputs and assumptions utilized by management in determining the fair value of the identifiable intangible assets acquired, and (iii) appropriateness of use of various valuation models to determine the fair value of the identifiable intangible assets acquired. Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

• Assessing the design and testing operating effectiveness of certain controls over the development of significant assumptions used to determine the fair values of certain identifiable intangible assets, and controls over the selection of the valuation models used by management.

• Assessing the reasonableness of significant underlying assumptions through: (i) evaluating historical performance of target entities, (ii) assessing financial projections against industry metrics and peer-group companies, and (iii) performing sensitivity analyses and evaluating the potential effect of changes in the significant assumptions.

• Utilizing personnel with specialized knowledge and skill with valuation to assist in: (i) assessing the reasonableness of certain significant assumptions incorporated into the various valuation models, and (ii) assessing the appropriateness of various valuation models utilized by management to determine the fair values of the assets acquired.

Uncertain Tax Position

As described in Note 14 of the consolidated financial statements the Company operates in multiple jurisdictions and is subject to transfer pricing compliance for intercompany transactions that are subject to audit by taxing authorities. The resolution of these audits may span multiple years.

We identified the determination of uncertain tax positions related to transfer pricing from intercompany transactions as a critical audit matter. The principal considerations for our determination included complex judgments related to: (i) auditing the measurement of the liability for unrecognized tax benefits related to certain intercompany transactions because of assumptions applied to the interpretation of tax laws and legal rulings in multiple tax paying jurisdictions, (ii) determining whether a transfer pricing tax position’s technical merits are more-likely-than-not to be sustained when measuring the amount of tax benefits that qualifies for recognition, and (iii) assessing whether intercompany transactions are based on the arm’s length standard that may produce a range of arm’s length outcomes. Auditing these elements involved subjective auditor judgment, including involvement of our tax professionals with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

• Assessing the design and testing operating effectiveness of certain controls over the recognition and measurement of uncertain tax positions.

• Evaluating the appropriateness of management’s methods and assumptions used to estimate uncertain transfer pricing positions related to: (i) evaluating the ranges of arm’s length outcomes and pricing conclusions reached within management’s transfer pricing studies, (ii) verifying our understanding of the relevant facts by reading the Company’s correspondence with the relevant tax authorities and third-party advice obtained by the Company, and (iii) reviewing historical settlement activity from income tax authorities.

• Utilizing personnel with specialized knowledge and skill in taxation to assist in evaluating the reasonableness of technical merits, management’s judgments and assumptions used in uncertain tax position calculations related to transfer pricing, and assessing the overall reasonableness of conclusions reached.

/s/ BDO USA, LLP

We have served as the Company's auditor since 1984.

New York, NY

February 20, 2020

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 28,	December 29,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$106,097	$56,885
Accounts receivable, net of reserves of $60,002 and $53,121	1,246,246	1,168,776
Inventories, net	1,428,799	1,415,512
Prepaid expenses and other	445,360	451,033
Assets of discontinued operations	-	1,083,014
Total current assets	3,226,502	4,175,220
Property and equipment, net	329,645	314,221
Operating lease right-of-use assets, net	231,662	-
Goodwill	2,462,495	2,081,029
Other intangibles, net	572,878	376,031
Investments and other	327,919	420,367
Assets of discontinued operations	-	1,133,659
Total assets	$7,151,101	$8,500,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$880,266	$785,756
Bank credit lines	23,975	951,458
Current maturities of long-term debt	109,849	8,280
Operating lease liabilities	65,349	-
Liabilities of discontinued operations	-	577,607
Accrued expenses:
Payroll and related	265,206	242,876
Taxes	165,171	154,613
Other	528,553	498,237
Total current liabilities	2,038,369	3,218,827
Long-term debt	622,908	980,344
Deferred income taxes	64,989	27,218
Operating lease liabilities	176,267	-
Other liabilities	331,173	357,741
Liabilities of discontinued operations	-	62,453
Total liabilities	3,233,706	4,646,583

Redeemable noncontrolling interests	287,258	219,724
Redeemable noncontrolling interests from discontinued operations	-	92,432
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 480,000,000 shares authorized,
143,353,459 outstanding on December 28, 2019 and
151,401,668 outstanding on December 29, 2018	1,434	1,514
Additional paid-in capital	47,768	-
Retained earnings	3,116,215	3,208,589
Accumulated other comprehensive loss	(167,373)	(248,771)
Total Henry Schein, Inc. stockholders' equity	2,998,044	2,961,332
Noncontrolling interests	632,093	580,456
Total stockholders' equity	3,630,137	3,541,788
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$7,151,101	$8,500,527

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended
	December 28,	December 29,	December 30,
	2019	2018	2017

Net sales	$9,985,803	$9,417,603	$8,883,438
Cost of sales	6,894,917	6,506,856	6,136,776
Gross profit	3,090,886	2,910,747	2,746,662
Operating expenses:
Selling, general and administrative	2,357,920	2,217,273	2,071,576
Litigation settlements	-	38,488	5,325
Restructuring costs	14,705	54,367	-
Operating income	718,261	600,619	669,761
Other income (expense):
Interest income	15,757	15,491	12,438
Interest expense	(50,792)	(76,016)	(51,066)
Other, net	(2,919)	(3,258)	(1,339)
Income from continuing operations before taxes, equity in
earnings of affiliates and noncontrolling interests	680,307	536,836	629,794
Income taxes	(159,515)	(107,432)	(308,975)
Equity in earnings of affiliates	17,900	21,037	15,293
Net gain (loss) on sale of equity investments	186,769	-	(17,636)
Net income from continuing operations	725,461	450,441	318,476
Income (loss) from discontinued operations	(6,323)	111,685	140,817
Net Income	719,138	562,126	459,293
Less: Net income attributable to noncontrolling interests	(24,770)	(19,724)	(25,304)
Less: Net (income) loss attributable to noncontrolling interests
from discontinued operations	366	(6,521)	(27,690)
Net income attributable to Henry Schein, Inc.	$694,734	$535,881	$406,299
Amounts attributable to Henry Schein Inc.:
Continuing operations	$700,691	$430,717	$293,172
Discontinued operations	(5,957)	105,164	113,127
Net income attributable to Henry Schein, Inc.	$694,734	$535,881	$406,299

Earnings per share from continuing operations attributable to
Henry Schein, Inc.:
Basic	$4.74	$2.82	$1.87
Diluted	$4.69	$2.80	$1.85

Earnings (loss) per share from discontinued operations
attributable to Henry Schein, Inc.:
Basic	$(0.04)	$0.69	$0.72
Diluted	$(0.04)	$0.68	$0.72

Earnings per share attributable to Henry Schein, Inc.:
Basic	$4.70	$3.51	$2.59
Diluted	$4.65	$3.49	$2.57

Weighted-average common shares outstanding:
Basic	147,817	152,656	156,787
Diluted	149,257	153,707	158,208

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended
	December 28,	December 29,	December 30,
	2019	2018	2017

Net income	$719,138	$562,126	$459,293

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(4,070)	(136,356)	191,886

Unrealized gain (loss) from foreign currency hedging activities	(3,876)	626	(729)

Unrealized investment gain (loss)	12	(3)	(3)

Pension adjustment gain (loss)	(5,924)	3,033	3,933

Other comprehensive income (loss), net of tax	(13,858)	(132,700)	195,087
Comprehensive income	705,280	429,426	654,380
Comprehensive income attributable to noncontrolling interests:
Net income	(24,404)	(26,245)	(52,994)
Foreign currency translation (gain) loss	1,848	13,996	(8,113)

Comprehensive income attributable to noncontrolling interests	(22,556)	(12,249)	(61,107)

Comprehensive income attributable to Henry Schein, Inc.	$682,724	$417,177	$593,273
See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share and per share data)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, December 31, 2016	158,805,010	1,588	126,742	2,981,777	(317,041)	7,738	2,800,804
Net income (excluding $52,203 attributable to Redeemable
noncontrolling interests)	-	-	-	406,299	-	791	407,090
Foreign currency translation gain (excluding gain of $7,461
attributable to Redeemable noncontrolling interests)	-	-	-		183,773	652	184,425
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $786	-	-	-	-	(729)	-	(729)
Unrealized investment loss, net of tax benefit of $1	-	-	-	-	(3)	-	(3)
Pension adjustment gain, net of tax of $314	-	-	-	-	3,933	-	3,933
Dividends paid	-	-	-	-	-	(546)	(546)
Other adjustments	-	-	23	-	-	376	399
Purchase of noncontrolling interests		-	-	-	-	(4,150)	(4,150)
Change in fair value of redeemable securities	-	-	(162,729)	-	-	-	(162,729)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	8,050	8,050
Repurchase and retirement of common stock	(5,864,404)	(59)	(97,205)	(352,736)	-	-	(450,000)
Stock issued upon exercise of stock options	197,434	2	5,264	-	-	-	5,266
Stock-based compensation expense	1,072,922	11	42,283	-	-	-	42,294
Shares withheld for payroll taxes	(520,816)	(5)	(44,771)	-	-	-	(44,776)
Settlement of stock-based compensation awards	-	-	(599)	-	-	-	(599)
Deferred tax benefit arising from acquisition of
noncontrolling interest in partnership	-	-	35,681	-	-	-	35,681
Transfer of charges in excess of capital	-	-	95,311	(95,311)	-	-	-
Balance, December 30, 2017	153,690,146	1,537	-	2,940,029	(130,067)	12,911	2,824,410
Cumulative impact of adopting new accounting standards		-	-	2,594	-	-	2,594
Net income (excluding $21,848 attributable to Redeemable
noncontrolling interests)		-	-	535,881	-	4,397	540,278
Foreign currency translation loss (excluding loss of $13,031
attributable to Redeemable noncontrolling interests)	-	-	-	-	(122,360)	(965)	(123,325)
Unrealized gain from foreign currency hedging activities,
net of tax of $396	-	-	-	-	626	-	626
Unrealized investment loss, net of tax benefit of $0	-	-	-	-	(3)	-	(3)
Pension adjustment gain, net of tax of $1,179	-	-	-	-	3,033	-	3,033
Dividends paid	-	-	-	-	-	(656)	(656)
Other adjustments	-	-	(19)	-	-	713	694
Purchase of noncontrolling interests	-	-	-	-	-	(214)	(214)
Change in fair value of redeemable securities	-	-	(148,919)	-	-	-	(148,919)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	564,270	564,270
Repurchase and retirement of common stock	(2,518,387)	(25)	(36,206)	(163,769)	-	-	(200,000)
Stock issued upon exercise of stock options	153,516	1	3,075	-	-	-	3,076
Stock-based compensation expense	340,794	4	36,236	-	-	-	36,240
Shares withheld for payroll taxes	(267,772)	(3)	(18,140)	-	-	-	(18,143)
Settlement of stock-based compensation awards	3,371	-	(727)	-	-	-	(727)
Deferred tax benefit arising from acquisition of
noncontrolling interest in partnership	-	-	58,554	-	-	-	58,554
Transfer of charges in excess of capital	-	-	106,146	(106,146)	-	-	-
Balance, December 29, 2018	151,401,668	1,514	-	3,208,589	(248,771)	580,456	3,541,788
Cumulative impact of adopting new accounting standards	-	-	-	(274)	-	-	(274)
Net income (excluding $14,838 attributable to Redeemable
noncontrolling interests from continuing operations
and ($366) from discontinued operations)	-	-	-	694,734	-	9,932	704,666
Foreign currency translation loss (excluding loss of $2,335
attributable to Redeemable noncontrolling interests
and ($592) gain from discontinued operations)	-	-	-	-	(2,222)	(105)	(2,327)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $1,035	-	-	-	-	(3,876)	-	(3,876)
Unrealized investment gain, net of tax of $2	-	-	-	-	12	-	12
Pension adjustment loss, net of tax benefit of $1,806	-	-	-	-	(5,924)	-	(5,924)
Dividends paid	-	-	-	-	-	(535)	(535)
Other adjustments	-	-	(3)	-	-	-	(3)
Change in fair value of redeemable securities	-	-	7,300	-	-	-	7,300
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	42,345	42,345
Adjustment for Animal Health Spin-off	87,629	1	-	-	-	-	1
Repurchase and retirement of common stock	(8,173,912)	(82)	(79,785)	(445,133)	-	-	(525,000)
Stock issued upon exercise of stock options	2,526	-	34	-	-	-	34
Stock-based compensation expense	215,408	2	45,243	-	-	-	45,245
Shares withheld for payroll taxes	(179,860)	(1)	(10,844)	-	-	-	(10,845)
Settlement of stock-based compensation awards	-	-	160	-	-	-	160
Share Sale related to Animal Health business	-	-	361,090	-	-	-	361,090
Separation of Animal Health business	-	-	(73,970)	(543,158)	93,408	-	(523,720)
Transfer of charges in excess of capital	-	-	(201,457)	201,457	-	-	-
Balance, December 28, 2019	143,353,459	1,434	47,768	3,116,215	(167,373)	632,093	3,630,137

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Cash flows from operating activities:
Net income	$719,138	$562,126	$459,293
Income (loss) from discontinued operations	(6,323)	111,685	140,817
Income from continuing operations	725,461	450,441	318,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,942	143,630	133,855
Net (gain) loss on sale of equity investments	(250,167)	-	17,636
Stock-based compensation expense	44,920	32,621	36,845
Provision for losses on trade and other accounts receivable	12,612	14,384	7,915
Benefit from deferred income taxes	(4,057)	(36,007)	(1,773)
Equity in earnings of affiliates	(17,900)	(21,037)	(15,293)
Distributions from equity affiliates	71,469	20,386	20,895
Changes in unrecognized tax benefits	1,941	(1,169)	(2,208)
Provision for (benefit from) transition tax	-	(10,000)	140,000
Other	5,684	369	9,850
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(72,689)	(127,201)	(128,498)
Inventories	14,702	(41,042)	(143,155)
Other current assets	(57,291)	(165,645)	(101,024)
Accounts payable and accrued expenses	160,851	191,225	81,514
Net cash provided by operating activities from continuing operations	820,478	450,955	375,035
Net cash provided by (used in) operating activities from discontinued operations	(166,391)	233,751	170,480
Net cash provided by operating activities	654,087	684,706	545,515
Cash flows from investing activities:
Purchases of fixed assets	(76,219)	(71,283)	(62,404)
Payments related to equity investments and business
acquisitions, net of cash acquired	(655,879)	(53,240)	(181,415)
Proceeds from sale of equity investment	307,251	1,000	34,048
Repayments from (borrowings for) loan to affiliate	16,713	(25,700)	6,700
Other	(14,175)	(15,101)	(9,670)
Net cash used in investing activities from continuing operations	(422,309)	(164,324)	(212,741)
Net cash used in investing activities from discontinued operations	(2,064)	(28,630)	(129,535)
Net cash used in investing activities	(424,373)	(192,954)	(342,276)
Cash flows from financing activities:
Net change in bank borrowings	(927,912)	210,741	302,941
Proceeds from issuance of long-term debt	741	115,000	200,440
Principal payments for long-term debt	(260,944)	(24,735)	(59,288)
Debt issuance costs	(391)	(501)	(1,892)
Proceeds from issuance of stock upon exercise of stock options	34	3,076	5,266
Payments for repurchases of common stock	(525,000)	(200,000)	(450,000)
Payments for taxes related to shares withheld for employee taxes	(10,814)	(18,023)	(44,832)
Distribution received related to Animal Health Spin-off	1,120,000	-	-
Proceeds related to Animal Health Share Sale	361,090	-	-
Proceeds from (distributions to) noncontrolling shareholders	51,498	(7,351)	(8,673)
Acquisitions of noncontrolling interests in subsidiaries	(2,358)	(287,635)	(11,532)
Payments to Henry Schein Animal Health Business	(169,295)	(192,745)	(6,374)
Net cash used in financing activities from continuing operations	(363,351)	(402,173)	(73,944)
Net cash provided by (used in) financing activities from discontinued operations	147,371	(201,603)	(38,607)
Net cash used in financing activities	(215,980)	(603,776)	(112,551)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	14,394	14,425	26,985
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(2,240)	3,150	(5,396)
Net change in cash and cash equivalents from continuing operations	49,212	(101,117)	115,335
Net change in cash and cash equivalents from discontinued operations	(23,324)	6,668	(3,058)
Cash and cash equivalents, beginning of period	56,885	158,002	42,667
Cash and cash equivalents, end of period	$106,097	$56,885	$158,002

See accompanying notes.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 –Significant Accounting Policies

Nature of Operations

We distribute health care products and services primarily to office-based health care practitioners with operations or affiliates in the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

Principles of Consolidation

Our consolidated financial statements include the accounts of Henry Schein, Inc. and all of our controlled subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. Investments in unconsolidated affiliates, which are greater than or equal to 20% and less than or equal to 50% owned or investments in unconsolidated affiliates of less than 20% in which we have the ability to influence the operating or financial decisions, are accounted for under the equity method. See Note 8 for accounting treatment of Redeemable noncontrolling interests. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

For the consolidated VIE, the trade accounts receivable transferred to the VIE are pledged as collateral to the related debt. The creditors have recourse to us for losses on these trade accounts receivable. For the years ended December 28, 2019 and December 29, 2018, trade accounts receivable that can only be used to settle obligations of this VIE were $127 million and $422 million, respectively, and the liabilities of the VIE where the creditors have recourse to us were $100 million and $350 million, respectively.

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

Fiscal Year

We report our results of operations and cash flows on a 52-53 week basis ending on the last Saturday of December. The years ended December 28, 2019, December 29, 2018 and December 30, 2017 consisted of 52 weeks.

Revenue Recognition

On December 31, 2017, we adopted Accounting Standards Codification (“ASC”) 606 (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after December 30, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Certain of our revenue is derived from bundled arrangements that include multiple distinct performance obligations which are accounted for separately. When we sell software products together with related services (i.e., training and technical support), we allocate revenue to software using the residual method, using an estimate of the standalone selling price to estimate the fair value of the undelivered elements. There are no cases where revenue is deferred due to a lack of a standalone selling price. Bundled arrangements that include elements that are not considered software consist primarily of equipment and the related installation service. We allocate revenue for such arrangements based on the relative selling prices of the goods or services. If an observable selling price is not available (i.e., we do not sell the goods or services separately), we use one of the following techniques to estimate the standalone selling price: adjusted market approach; cost-plus approach; or the residual method. There is no specific hierarchy for the use of these methods, but the estimated selling price reflects our best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis taking into consideration the cost structure of our business, technical skill required, customer location and other market conditions

See Note 17 for additional disclosures of disaggregated net sales and Note 18 for disclosures of net sales by segment and geographic data.

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

Contract Assets

Contract assets include amounts related to any conditional right to consideration for work completed but not billed as of the reporting date and generally represent amounts owed to us by customers, but not yet billed. Contract assets are transferred to accounts receivable when the right becomes unconditional. The contract assets primarily relate to our bundled arrangements for the sale of equipment and consumables and sales of term software licenses. Current contract assets are included in Prepaid expenses and other and the non-current contract assets are included in Investments and other within our consolidated balance sheet. Current and non-current contract asset balances as of December 28, 2019 and December 29, 2018 were not material.

Contract Liabilities

Contract liabilities are comprised of advance payments and upfront payments for service arrangements provided over time that are accounted for as deferred revenue amounts. Contract liabilities are transferred to revenue once the performance obligation has been satisfied. Current contract liabilities are included in Accrued expenses: Other and the non-current contract liabilities are included in Other liabilities within our consolidated balance sheet. At December 29, 2018, the current portion of contract liabilities of $65.3 million was reported in Accrued expenses: Other, and $5.0 million related to non-current contract liabilities were reported in Other liabilities. During the year ended December 28, 2019, we recognized substantially all of the current contract liability amounts that were

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

previously deferred at December 29, 2018. At December 28, 2019, the current and non-current portion of contract liabilities were $70.8 million and $6.2 million, respectively.

Deferred Commissions

Sales commissions earned by our sales force that relate to long term arrangements are capitalized as costs to obtain a contract when the costs incurred are incremental and are expected to be recovered. Deferred sales commissions are amortized over the estimated customer relationship period. We apply the practical expedient related to the capitalization of incremental costs of obtaining a contract, and recognize such costs as an expense when incurred if the amortization period of the assets that we would have recognized is one year or less. Our deferred commission balances as of December 28, 2019 and December 29, 2018 were not material.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value. Outstanding checks in excess of funds on deposit of $29.5 million and $41.1 million, primarily related to payments for inventory, were classified as accounts payable as of December 28, 2019 and December 29, 2018.

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

Direct Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales. Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses. Direct shipping and handling costs were $73.8 million, $70.6 million and $65.0 million for the years ended December 28, 2019, December 29, 2018 and December 30, 2017.

Advertising and Promotional Costs

We generally expense advertising and promotional costs as incurred. Total advertising and promotional expenses were $25.2 million, $12.9 million and $0.8 million for the years ended December 28, 2019, December 29, 2018 and December 30, 2017.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization. Depreciation is computed primarily under the straight-line method (see Note 3 - Property and Equipment, Net for estimated useful lives). Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.

Capitalized software costs consist of costs to purchase and develop software. Costs incurred during the application development stage for software bought and further customized by outside suppliers for our use and software developed by a supplier for our proprietary use are capitalized. Costs incurred for our own personnel who are directly associated with software development are capitalized.

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in tax laws or rates. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our accounting for the Tax Cuts and Jobs Act, enacted on December 22, 2017, is further discussed in Note 14–Income Taxes. We file a consolidated U.S. federal income tax return with our 80% or greater owned U.S. subsidiaries.

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

Risk Management and Derivative Financial Instruments

We use derivative instruments to minimize our exposure to fluctuations in foreign currency exchange rates. Our objective is to manage the impact that foreign currency exchange rate fluctuations could have on recognized asset and liability fair values, earnings and cash flows, as well as our net investments in foreign subsidiaries. Our risk management policy requires that derivative contracts used as hedges be effective at reducing the risks associated with the exposure being hedged and be designated as a hedge at the inception of the contract. We do not enter into derivative instruments for speculative purposes. Our derivative instruments primarily include foreign currency forward agreements related to certain intercompany loans, certain forecasted inventory purchase commitments with foreign suppliers and foreign currency forward contracts to hedge a portion of our euro-denominated foreign operations which are designated as net investment hedges.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Foreign currency forward agreements related to forecasted inventory purchase commitments with foreign suppliers and foreign currency swaps related to foreign currency denominated debt are designated as cash flow hedges. For derivatives that are designated and qualify as cash flow hedges, the changes in the fair value of the derivative is recorded as a component of Accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into earnings in the period(s) during which the hedged transaction affects earnings. We classify the cash flows related to our hedging activities in the same category on our consolidated statements of cash flows as the cash flows related to the hedged item.

Foreign currency forward contracts related to our euro-denominated foreign operations are designated as net investment hedges. For derivatives that are designated and qualify as net investment hedges, the changes in the fair value of the derivative is recorded in the foreign currency translation gain (loss) component of Accumulated other comprehensive income in stockholders’ equity until the net investment is sold or substantially liquidated.

Our foreign currency forward agreements related to foreign currency balance sheet exposure provide economic hedges but are not designated as hedges for accounting purposes.

For agreements not designated as hedges, changes in the value of the derivative, along with the transaction gain or loss on the hedged item, are recorded in earnings.

Acquisitions

We account for business acquisitions and combinations under the acquisition method of accounting, where the net assets of businesses purchased are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date. Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill. The major classes of assets and liabilities that we generally allocate purchase price to, excluding goodwill, include identifiable intangible assets (i.e., trademarks and trade names, customer relationships and lists, non-compete agreements and product development), property, plant and equipment, deferred taxes and other current and long-term assets and liabilities. The estimated fair value of identifiable intangible assets is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rates; discounted cash flows; customer retention rates; and estimated useful lives. Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. While we use our best estimates and assumptions to accurately value those assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill within our consolidated balance sheets. At the end of the measurement period or final determination of the values of such assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations. For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, there were no material adjustments recorded in our consolidated statement of income relating to changes in subsequent adjustments or estimated contingent purchase price liabilities.

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

Goodwill

Goodwill is not amortized, but are subject to impairment analysis at least once annually. Such impairment analyses for goodwill require a comparison of the fair value to the carrying value of reporting units. We regard our reporting units to be our operating segments: health care distribution (global dental and medical) and technology and value-added services. Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis.

For the years ended December 28, 2019, December 29, 2018 and December 30, 2017 we tested goodwill for impairment using a quantitative analysis consisting of a two-step approach. The first step of our quantitative analysis consists of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology. If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit. The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

Our use of a discounted cash flow methodology includes estimates of future revenue based upon budget projections and growth rates, which take into account estimated inflation rates. We also develop estimates for future levels of gross profits and operating profits and projected capital expenditures. Our methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The estimates that we use in our discounted cash flow methodology involve many assumptions by management that are based upon future growth projections.

Some factors we consider important that could trigger an interim impairment review include:

• significant underperformance relative to expected historical or projected future operating results;

• significant changes in the manner of our use of acquired assets or the strategy for our overall business (e.g., decision to divest a business); or

• significant negative industry or economic trends.

If we determine through the impairment review process that goodwill is impaired, we record an impairment charge in our consolidated statements of income.

For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, the results of our goodwill analysis did not result in any impairments.

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

As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Total distribution network costs were $72.3 million, $69.6 million and $67.5 million for the years ended December 28, 2019, December 29, 2018 and December 30, 2017.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we generally use our incremental borrowing rate based on the estimated rate of interest for fully amortizing borrowings over a similar term of the lease payments at commencement date to determine the present value of lease payments. When readily determinable, we use the implicit rate. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Expenses associated with operating leases finance leases are included in “Selling, general and

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

administrative” and “Interest expense”, respectively within our Consolidated Statement of Income. Leases with a lease term of 12 months or less are not capitalized.

We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component, except non-lease components for leases of vehicles which are accounted for separately. When a vehicle lease contains both lease and non-lease components, we allocate the transaction price based on the relative standalone selling price.

Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)” related to leases requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessors for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

We adopted the standard on December 30, 2018 using a modified retrospective approach utilizing a transition relief expedient method whereby we continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption, rather than in the earliest period presented without adjusting historical financial statements. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward the historical lease classification. Information related to leases as of December 28, 2019 is presented under Topic 842, while prior period amounts are not adjusted and continue to be reported under legacy guidance in Topic 840.

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

Recently Issued Accounting Standards

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other” (Topic 350) (“ASU 2017-04”). ASU 2017-04 eliminates step two from the goodwill impairment test, thereby eliminating the requirement to calculate the implied fair value of a reporting unit. ASU 2017-04 will require us to perform our annual goodwill impairment test by comparing the fair value of our reporting units to the carrying value of those units. If the carrying value exceeds the fair value, we will be required to recognize an impairment charge; however, the impairment charge should not exceed the amount of goodwill allocated to such reporting unit. ASU 2017-04 is required to be implemented on a prospective basis for fiscal years beginning after December 15, 2019. We do not expect that the requirements of ASU 2017-04 will have a material impact on our consolidated financial statements

.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We do not expect that the requirements of ASU 2017-04 will have a material impact on our consolidated financial statements.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 2 – Discontinued Operations

Animal Health Spin-off

On February 7, 2019 (the “Distribution Date”), we completed the separation (the “Separation”) and subsequent merger (“Merger”) of our animal health business (the “Henry Schein Animal Health Business”) with Direct Vet Marketing, Inc. (d/b/a Vets First Choice, “Vets First Choice”). This was accomplished by a series of transactions among us, Vets First Choice, Covetrus, Inc. (f/k/a HS Spinco, Inc. “Covetrus”), a wholly owned subsidiary of ours prior to the Distribution Date, and HS Merger Sub, Inc., a wholly owned subsidiary of Covetrus (“Merger Sub”). In connection with the Separation, we contributed, assigned and transferred to Covetrus certain applicable assets, liabilities and capital stock or other ownership interests relating to the Henry Schein Animal Health Business. On the Distribution Date, we received a tax-free distribution of $1,120 million from Covetrus pursuant to certain debt financing incurred by Covetrus. On the Distribution Date and prior to the Animal Health Spin-off, Covetrus issued shares of Covetrus common stock to certain institutional accredited investors (the “Share Sale Investors”) for $361.1 million (the “Share Sale”). The proceeds of the Share Sale were paid to Covetrus and distributed to us. Subsequent to the Share Sale, we distributed, on a pro rata basis, all of the shares of the common stock of Covetrus held by us to our stockholders of record as of the close of business on January 17, 2019 (the “Animal Health Spin-off”). After the Share Sale and Animal Health Spin-off, Merger Sub consummated the Merger whereby it merged with and into Vets First Choice, with Vets First Choice surviving the Merger as a wholly owned subsidiary of Covetrus. Immediately following the consummation of the Merger, on a fully diluted basis, (i) approximately 63% of the shares of Covetrus common stock were (a) owned by our stockholders and the Share Sale Investors, and (b) held by certain employees of the Henry Schein Animal Health Business (in the form of certain equity awards), and (ii) approximately 37% of the shares of Covetrus common stock were (a) owned by stockholders of Vets First Choice immediately prior to the Merger, and (b) held by certain employees of Vets First Choice (in the form of certain equity awards). After the Separation and the Merger, we no longer beneficially owned any shares of Covetrus common stock and, following the Distribution Date, will not consolidate the financial results of Covetrus for the purpose of our financial reporting. Following the Separation and the Merger, Covetrus was an independent, publicly traded company on the Nasdaq Global Select Market.

In connection with the completion of the Animal Health Spin-off, we entered into a transition services agreement with Covetrus under which we have agreed to provide certain transition services for up to twenty-four months in areas such as information technology, finance and accounting, human resources, supply chain, and real estate and facility services.

As a result of the Separation, the financial position and results of operations of the Henry Schein Animal Health Business are presented as discontinued operations and have been excluded from continuing operations and segment results for all periods presented. The accompanying Notes to the Consolidated Financial Statements have been revised to reflect the effect of the Separation and all prior year balances have been revised accordingly to reflect continuing operations only. The historical statements of Comprehensive Income (Loss) and Shareholders' Equity have not been revised to reflect the Separation and instead reflect the Separation as an adjustment to the balances at December 28, 2019.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Summarized financial information for our discontinued operations is as follows:

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017

Net sales	$319,522	$3,784,392	$3,578,105
Cost of goods sold	260,097	3,100,055	2,925,664
Gross profit	59,425	684,337	652,441
Selling, general and administrative	68,919	531,905	462,835
Operating income (loss)	(9,494)	152,432	189,606
Income tax expense (benefit)	(2,181)	48,060	53,532
Income (loss) from discontinued operations	(6,323)	111,685	140,817
Net (income) loss attributable to noncontrolling interests	366	(6,521)	(27,690)
Net income (loss) from discontinued operations
attributable to Henry Schein, Inc.	(5,957)	105,164	113,127

The financial information above represents activity of the discontinued operations during the year through the Distribution Date. The loss from discontinued operations for the year ended December 28, 2019 was primarily attributable to the inclusion of the transaction costs directly related to the Animal Health Spin-off. See Note 23-Related Party Transactions for additional information.

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

	December 28,	December 29,
	2019	2018
Land	$18,030	$17,985
Buildings and permanent improvements	121,823	127,012
Leasehold improvements	104,089	103,929
Machinery and warehouse equipment	124,640	108,249
Furniture, fixtures and other	99,083	120,693
Computer equipment and software	330,926	427,237
	798,591	905,105
Less accumulated depreciation	(468,946)	(590,884)
Property and equipment, net	$329,645	$314,221

	Estimated Useful
	Lives (in years)
Buildings and permanent improvements	40
Machinery and warehouse equipment	5-10
Furniture, fixtures and other	3-10
Computer equipment and software	3-10

Property and equipment related depreciation expense for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $64.4 million, $58.1 million and $54.7 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 4 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the years ended December 28, 2019 and December 29, 2018 were as follows:

	Health Care Distribution	Technology and Value-Added Services	Total
Balance as of December 30, 2017	$1,431,680	$121,902	$1,553,582
Adjustments to goodwill:
Acquisitions	38,848	530,064	568,912
Foreign currency translation	(37,116)	(4,349)	(41,465)
Balance as of December 29, 2018	1,433,412	647,617	2,081,029
Adjustments to goodwill:
Acquisitions	50,276	338,352	388,628
Foreign currency translation	(6,969)	(193)	(7,162)
Balance as of December 28, 2019	$1,476,719	$985,776	$2,462,495

Other intangible assets consisted of the following:

	December 28, 2019			December 29, 2018
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-compete agreements	$34,553	$(9,327)	$25,226	$34,667	$(6,834)	$27,833
Trademarks / trade names - definite lived	99,314	(44,134)	55,180	72,462	(36,165)	36,297
Customer relationships and lists	715,630	(274,330)	441,300	479,542	(216,007)	263,535
Product Development	85,211	(42,326)	42,885	73,294	(34,689)	38,605
Other	26,237	(17,950)	8,287	34,620	(24,859)	9,761
Total	$960,945	$(388,067)	$572,878	$694,585	$(318,554)	$376,031

Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses, as well as certain sales persons, in exchange for placing restrictions on their ability to pose a competitive risk to us. Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us. The weighted-average non-compete period for agreements currently being amortized was approximately 4.9 years as of December 28, 2019.

Trademarks, trade names, customer lists and customer relationships were established through business acquisitions. Definite-lived trademarks and trade names are amortized on a straight-line basis over a weighted-average period of approximately 8.0 years as of December 28, 2019. Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 10.0 years as of December 28, 2019. Product development is a definite-lived intangible asset that is amortized on a straight-line basis over a weighted-average period of approximately 8.6 years as of December 28, 2019.

Amortization expense related to definite-lived intangible assets for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $108.3 million, $75.3 million and $70.3 million. The annual amortization expense expected to be recorded for existing intangibles assets for the years 2020 through 2024 is $102.7 million, $95.6 million, $81.4 million, $73.7 million and $59.3 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 5 – Investments and Other

Investments and other consisted of the following:

	December 28,	December 29,
	2019	2018
Investment in unconsolidated affiliates	$164,659	$260,954
Non-current deferred foreign, state and local income taxes	23,625	12,196
Notes receivable (1)	43,544	66,047
Capitalized costs for internally generated software for resale	42,445	37,659
Distribution rights and exclusivity agreements, net of amortization	4	582
Security deposits	534	-
Acquisition-related indemnification	38,464	28,283
Other long-term assets	14,644	14,646
Total	$327,919	$420,367

(1)	Long-term notes receivable carry interest rates ranging from 1.0% to 11.5% and are due in varying installments through
February 01, 2025.

Amortization expense related to other long-term assets for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $12.3 million, $10.2 million and $8.8 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 6 – Debt

Bank Credit Lines

Bank credit lines consisted of the following:

	December 28,	December 29,
	2019	2018
Revolving credit agreement	$-	$175,000
Other short-term bank credit lines	23,975	376,458
Committed loan associated with Animal Health spin-off	-	400,000
Total	$23,975	$951,458

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”), which matures in April 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect that the LIBOR rate will be discontinued at some point during 2021. We expect to work with our lenders to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense. Additionally, the Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants. The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of December 28, 2019 and December 29, 2018, the borrowings on this revolving credit facility were $0.0 million and $175.0 million, respectively. As of December 28, 2019 and December 29, 2018, there were $9.6 million and $11.2 million of letters of credit, respectively, provided to third parties under the credit facility.

Other Short-Term Credit Lines

As of December 28, 2019 and December 29, 2018, we had various other short-term bank credit lines available, of which $24.0 million and $376.5 million, respectively, were outstanding. At December 28, 2019 and December 29, 2018, borrowings under all of our credit lines had a weighted average interest rate of 3.45% and 3.30%, respectively.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Long-term debt

Long-term debt consisted of the following:

	December 28,	December 29,
	2019	2018
Private placement facilities	$621,274	$628,189
U.S. trade accounts receivable securitization	100,000	350,000
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2024 at interest rates
ranging from 2.56% to 10.5% at December 28, 2019 and
ranging from 2.61% to 4.17% at December 29, 2018	6,089	6,491
Finance lease obligations (see Note 7)	5,394	3,944
Total	732,757	988,624
Less current maturities	(109,849)	(8,280)
Total long-term debt	$622,908	$980,344

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The components of our private placement facility borrowings as of December 28, 2019 are presented in the following table (in thousands):

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	21,429	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(155)
	$621,274

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, and was previously scheduled to expire on April 29, 2020, has been extended to April 29, 2022. As of December 28, 2019 and December 29, 2018, the borrowings outstanding under this securitization facility were $100 million and $350 million, respectively. At December 28, 2019, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.90% plus 0.75%, for a combined rate of 2.65%. At December 29, 2018, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 2.66% plus 0.75%, for a combined rate of 3.41%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

As of December 28, 2019, the aggregate amounts of long-term debt, including finance lease obligations and net of deferred debt issuance costs of $155, maturing in each of the next five years and thereafter are as follows:

2020	$109,849
2021	108,842
2022	110,504
2023	1,529
2024	101,112
Thereafter	300,921
Total	$732,757

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 7 – Leases

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment. Our leases have remaining terms of less than one year to 16 years, some of which may include options to extend the leases for up to 10 years. The components of lease expense were as follows:

Year Ended
December 28,
2019
Operating lease cost (1)	$88,246
Finance lease cost:
Amortization of right-of-use assets	$1,154
Interest on lease liabilities	131
Total finance lease cost	$1,285

(1) Includes variable lease expenses.

Supplemental balance sheet information related to leases is as follows:
December 28,
2019
Operating Leases:
Operating lease right-of-use assets	$231,662

Current operating lease liabilities	65,349
Non-current operating lease liabilities	176,267
Total operating lease liabilities	$241,616

Finance Leases:
Property and equipment, at cost	$10,268
Accumulated depreciation	(4,581)
Property and equipment, net of accumulated depreciation	$5,687

Current maturities of long-term debt	$1,736
Long-term debt	3,658
Total finance lease liabilities	$5,394

Weighted Average Remaining Lease Term in Years:
Operating leases	5.5
Finance leases	5.0

Weighted Average Discount Rate:
Operating leases	3.4%
Finance leases	2.2%

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Supplemental cash flow information related to leases is as follows:
December 28,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$79,699
Operating cash flows for finance leases	99
Financing cash flows for finance leases	1,413
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (1)	$297,800
Finance leases	2,940

(1)	Includes leases that commenced during the year ended December 28, 2019, as well as balances related to leases in existence as of the date of the adoption of Topic 842.

Maturities of lease liabilities are as follows:
	December 28,
	2019
	Operating	Finance
	Leases	Leases
2020	$70,986	$1,853
2021	56,557	1,529
2022	40,601	646
2023	27,021	304
2024	18,944	283
Thereafter	51,762	1,117
Total future lease payments	265,871	5,732
Less: imputed interest	(24,255)	(338)
Total	$241,616	$5,394

As of December 28, 2019 we have additional operating leases with total lease payments of $9.0 million for buildings and vehicles that have not yet commenced. These operating leases will commence during 2020 with lease terms of two to 10 years.

As previously disclosed in our December 29, 2018 Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancelable operating leases and capital leases as of December 29, 2018 were as follows (in thousands):

	Operating	Capital
	Leases	Leases
2019	$62,535	$976
2020	47,686	801
2021	34,633	501
2022	25,626	305
2023	19,560	283
Thereafter	62,918	1,430
Total minimum lease payments	$252,958	4,296
Less: imputed interest (Capital leases only)		(352)
Total present value of minimum lease payments		$3,944

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 8 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. ASC 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the Redeemable noncontrolling interests for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 are presented in the following table:

	December 28,	December 29,	December 30,
	2019	2018	2017
Balance, beginning of period	$219,724	$465,585	$285,567
Decrease in redeemable noncontrolling interests due to
redemptions	(2,270)	(287,767)	(22,294)
Increase in redeemable noncontrolling interests due to
business acquisitions	74,865	4,655	72,291
Net income attributable to redeemable noncontrolling interests	14,838	15,327	24,513
Dividends declared	(10,264)	(8,206)	(7,680)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	(2,335)	(11,330)	4,530
Change in fair value of redeemable securities	(7,300)	41,460	108,658
Balance, end of period	$287,258	$219,724	$465,585

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 9 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	December 28,	December 29,	December 30,
	2019	2018	2017
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(20,338)	$(18,595)	$(5,564)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$(531)	$(426)	$539

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$(143,172)	$(234,799)	$(112,439)
Unrealized loss from foreign currency hedging activities	(4,032)	(156)	(782)
Unrealized investment gain (loss )	6	(6)	(3)
Pension adjustment loss	(20,175)	(13,810)	(16,843)
Accumulated other comprehensive loss	$(167,373)	$(248,771)	$(130,067)

Total Accumulated other comprehensive loss	$(188,242)	$(267,792)	$(135,092)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	December 28,	December 29,	December 30,
	2019	2018	2017
Net income	$719,138	$562,126	$459,293

Foreign currency translation gain (loss)	(4,070)	(136,356)	191,886
Tax effect	-	-	-
Foreign currency translation gain (loss)	(4,070)	(136,356)	191,886

Unrealized gain (loss) from foreign currency hedging activities	(4,911)	1,022	(1,515)
Tax effect	1,035	(396)	786
Unrealized gain (loss) from foreign currency hedging activities	(3,876)	626	(729)

Unrealized investment gain (loss)	14	(3)	(4)
Tax effect	(2)	-	1
Unrealized investment gain (loss)	12	(3)	(3)

Pension adjustment gain (loss)	(7,730)	4,212	4,247
Tax effect	1,806	(1,179)	(314)
Pension adjustment gain (loss)	(5,924)	3,033	3,933

Comprehensive income	$705,280	$429,426	$654,380

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Our financial statements are denominated in the U.S. Dollar currency. Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income. The foreign currency translation gain (loss) during the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was impacted by changes in foreign currency exchange rates of the Euro, Brazilian Real, British Pound and Australian Dollar.

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	December 28,	December 29,	December 30,
	2019	2018	2017
Comprehensive income attributable to
Henry Schein, Inc.	$682,724	$417,177	$593,273
Comprehensive income attributable to
noncontrolling interests	9,827	3,432	1,443
Comprehensive income attributable to
Redeemable noncontrolling interests	12,729	8,817	59,664
Comprehensive income	$705,280	$429,426	$654,380

Note 10 – Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for determining that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described as follows:

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

Investments and notes receivable

There are no quoted market prices available for investments in unconsolidated affiliates and notes receivable; however, we believe the carrying amounts are a reasonable estimate of fair value based on the interest rates in the applicable markets.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Debt

The fair value of our debt (including bank credit lines) is classified as Level 3 within the fair value hierarchy as of December 28, 2019 and December 29, 2018 was estimated at $756.7 million and $1,940.1 million, respectively. Factors that we considered when estimating the fair value of our debt include market conditions, such as interest rates and credit spreads.

Derivative contracts

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs. We use derivative instruments to minimize our exposure to fluctuations in foreign currency exchange rates. Our derivative instruments primarily include foreign currency forward agreements related to certain intercompany loans, certain forecasted inventory purchase commitments with foreign suppliers and foreign currency forward contracts to hedge a portion of our euro-denominated foreign operations which are designated as net investment hedges.

The fair values for the majority of our foreign currency derivative contracts are obtained by comparing our contract rate to a published forward price of the underlying market rates, which is based on market rates for comparable transactions and are classified within Level 2 of the fair value hierarchy.

Redeemable noncontrolling interests

The values for Redeemable noncontrolling interests are classified within Level 3 of the fair value hierarchy and are based on recent transactions and/or implied multiples of earnings. The details of the changes in Redeemable noncontrolling interests are presented in Note 8.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 28, 2019 and December 29, 2018:

	December 28, 2019
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$567	$-	$567
Total assets	$-	$567	$-	$567

Liabilities:
Derivative contracts	$-	$5,795	$-	$5,795
Total liabilities	$-	$5,795	$-	$5,795

Redeemable noncontrolling interests	$-	$-	$287,258	$287,258

	December 29, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$12,533	$-	$12,533
Total assets	$-	$12,533	$-	$12,533

Liabilities:
Derivative contracts	$-	$1,708	$-	$1,708
Total liabilities	$-	$1,708	$-	$1,708

Redeemable noncontrolling interests	$-	$-	$219,724	$219,724

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 11 – Business Acquisitions and Divestitures

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We completed acquisitions during the year ended December 28, 2019, which were immaterial to our financial statements individually. In the aggregate, these transactions resulted in consideration of $652.9 million in 2019 related to business combinations, for net assets amounting to $19.7 million. As of December 28, 2019, we had recorded $310.4 million identifiable intangibles, $395.3 million of goodwill and $72.5 million of non-controlling interest, related to these acquisitions.

Henry Schein One, LLC

On July 1, 2018, we closed on a joint venture with Internet Brands, a provider of web presence and online marketing software, to create a newly formed entity, Henry Schein One, LLC. The joint venture includes Henry Schein Practice Solutions products and services, as well as Henry Schein’s international dental practice management systems and the dental businesses of Internet Brands. We own 74% of the joint venture and Internet Brands owns the remaining 26% noncontrolling interest, which is accounted for within stockholders’ equity. In addition, Internet Brands received a freestanding and separately exercisable right to put their noncontrolling interest to Henry Schein, Inc. for fair value following the fifth anniversary of the effective date of the formation of the joint venture. Beginning with the second anniversary of the effective date of the formation of the joint venture, Henry Schein One will issue a fixed number of additional interests to Internet Brands through the fifth anniversary of the effective date, thereby increasing Internet Brands’ ownership by approximately 7.6%. Internet Brands will also be entitled to receive a fixed number of additional interests, in the aggregate up to approximately 1.6% of the joint venture’s ownership, if certain operating targets are met by the joint venture in its fourth, fifth and sixth operating years. These additional shares are considered contingent consideration that are accounted for within stockholders’ equity; however these shares will not be allocated any net income of Henry Schein One until the shares vest or are earned by Internet Brands. A Monte Carlo simulation was utilized to value the additional contingent interests that are subject to operating targets. Key assumptions that were applied to derive the fair value of the contingent interests include an assumed equity value of Henry Schein One, LLC at its inception date, a risk-free interest rate based on U.S. treasury yields, an assumed future dividend yield, a risk-adjusted discount rate applied to projected future cash flows, an assumed equity volatility based on historical stock price returns of a group of guideline companies, and an estimated correlation of annual cash flow returns to equity returns. As a result of the transaction with Internet Brands, we recorded $550.9 million of noncontrolling interest within stockholders’ equity as of December 28, 2019.

Senior management from Henry Schein and Internet Brands serve on the board of Henry Schein One. The goodwill recorded as part of the acquisition primarily reflects the value of future synergies. We allocated all of the goodwill to our Technology and value-added services reporting segment. As of December 28, 2019, the goodwill associated with this transaction is $533.9 million. None of the goodwill recognized is deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition. Any adjustments to these accrual amounts are recorded in our consolidated statements of income. For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Divestitures of Investments

During the fourth quarter of 2019, we sold an equity investment in Hu-Friedy Mfg. Co., LLC, a manufacturer of dental instruments and infection prevention solutions. Our investment was non-controlling, we were not involved in running the business and had no representation on the board of directors. During the fourth quarter of 2019, we also sold certain other equity investments. In the aggregate, the sales of these investments resulted in a pre-tax gain of approximately $250.2 million, net of taxes of approximately $63.4 million. For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, we recognized approximately $6.0 million, $10.4 million and $6.4 million of equity in earnings from these affiliates.

During 2017 we sold our equity ownership in E4D Technologies resulting in a loss of approximately $17.6 million. There was no tax benefit recognized related to this loss.

Acquisition Costs

During the years ended December 28, 2019, December 29, 2018 and December 30, 2017 we incurred $4.5 million, $7.3 million and $5.3 million in acquisition costs from continuing operations.

In February 2019, we completed the Animal Health Spin-off. During the years ended December 28, 2019 and December 29, 2018, we incurred $23.6 million and $38.9 million in transaction costs associated with this transaction. We expect to incur additional spin-off related transaction costs during 2020 related to required tax and other matters. All transaction costs related to the Animal Health Spin-off have been included in results from discontinued operations.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 12 – Plans of Restructuring

On July 9, 2018, we committed to an initiative to rationalize our operations and provide expense efficiencies. These actions allowed us to execute on our plan to reduce our cost structure and fund new initiatives that drive growth under our 2018 to 2020 strategic plan. This initiative has resulted in the elimination of approximately 4% of our workforce and the closing of certain facilities.

During the years ended December 28, 2019 and December 29, 2018, we recorded restructuring charges of $14.7 million and $54.4 million, respectively. The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

On November 20, 2019, we committed to the contemplated initiative, intended to mitigate stranded costs associated with the Animal Health Spin-off as well as to rationalize operations and provide expense efficiencies. These activities are expected to be completed by the end of 2020. We are currently unable in good faith to make a determination of an estimate of the amount or range of amounts expected to be incurred in connection with these activities, both with respect to each major type of cost associated therewith and with respect to the total cost, or an estimate of the amount or range of amounts that will result in future cash expenditures. We will disclose this information after we determine such estimates or range of estimates.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during our 2019, 2018 and 2017 fiscal years and the remaining accrued balance of restructuring costs as of December 28, 2019, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 31, 2016	$20,447	$2,130	$73	$22,650
Provision	-	-	-	-
Payments and other adjustments	(17,360)	(815)	(49)	(18,224)
Balance, December 30, 2017	$3,087	$1,315	$24	$4,426
Provision	50,197	3,153	1,017	54,367
Payments and other adjustments	(23,320)	(2,865)	(883)	(27,068)
Balance, December 29, 2018	$29,964	$1,603	$158	$31,725
Provision	13,741	937	27	14,705
Payments and other adjustments	(30,794)	(1,714)	(112)	(32,620)
Balance, December 28, 2019	$12,911	$826	$73	$13,810

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during our 2019, 2018 and 2017 fiscal years and the remaining accrued balance of restructuring costs as of December 28, 2019:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 31, 2016	$22,505	$145	$22,650
Provision	-	-	-
Payments and other adjustments	(18,079)	(145)	(18,224)
Balance, December 30, 2017	$4,426	$-	$4,426
Provision	50,824	3,543	54,367
Payments and other adjustments	(24,959)	(2,109)	(27,068)
Balance, December 29, 2018	$30,291	$1,434	$31,725
Provision	13,935	770	14,705
Payments and other adjustments	(30,853)	(1,767)	(32,620)
Balance, December 28, 2019	$13,373	$437	$13,810

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Years Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Basic	147,817	152,656	156,787
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,440	1,051	1,421
Diluted	149,257	153,707	158,208

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 14 – Income Taxes

Income before taxes and equity in earnings of affiliates was as follows:

	Years ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Domestic	$507,003	$405,289	$526,586
Foreign	173,304	131,547	103,208
Total	$680,307	$536,836	$629,794
The provisions for income taxes were as follows:

	Years ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Current income tax expense:
U.S. Federal	$93,418	$71,854	$247,254
State and local	28,150	22,533	19,489
Foreign	42,004	38,433	41,043
Total current	163,572	132,820	307,786

Deferred income tax expense (benefit):
U.S. Federal	5,633	206	12,927
State and local	1,597	(1,622)	1,621
Foreign	(11,287)	(23,972)	(13,359)
Total deferred	(4,057)	(25,388)	1,189
Total provision	$159,515	$107,432	$308,975

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:

	Years Ended
	December 28,	December 29,
	2019	2018

Deferred income tax asset:
Investment in partnerships	$1,420	$4,150
Net operating losses and other carryforwards	43,663	43,754
Inventory, premium coupon redemptions and accounts receivable
valuation allowances	23,808	25,008
Stock-based compensation	14,075	14,880
Uniform capitalization adjustment to inventories	7,259	8,189
Other asset	35,419	38,806
Total deferred income tax asset	125,644	134,787
Valuation allowance for deferred tax assets (1)	(20,699)	(22,403)
Net deferred income tax asset	104,945	112,384
Deferred income tax liability
Intangibles amortization	(135,754)	(103,309)
Property and equipment	(10,555)	(13,075)
Total deferred tax liability	(146,309)	(116,384)
Net deferred income tax asset (liability)	$(41,364)	$(4,000)

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

As of December 28, 2019, we had foreign net operating loss carryforwards of $2.0 million, which can be utilized against future foreign income through December 31, 2026. Additionally, as of December 28, 2019, there were foreign net operating loss carryforwards of $144.9 million that have an indefinite life. As of December 28, 2019, the company had post-apportionment state net operating loss carryforwards of $14.3 million, which can be utilized against future state income through December 31, 2039. Additionally, as of December 28, 2019, there were post-apportionment state operating loss carryforwards of $21.1 million that have an indefinite life.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Income tax provision at federal statutory rate	$142,865	$112,735	$220,427
State income tax provision, net of federal income tax effect	16,539	15,872	10,320
Foreign income tax benefit	(4,580)	(2,558)	(19,486)
Pass-through noncontrolling interest	(3,931)	(2,700)	(1,465)
Valuation allowance	(79)	2,017	1,629
Unrecognized tax benefits and audit settlements	3,671	2,126	4,196
Interest expense related to loans	(5,498)	(11,700)	(18,492)
Excess tax benefits related to stock compensation	(86)	(1,008)	(16,964)
Transition tax on deemed repatriation of foreign earnings	-	(10,000)	140,000
Revaluation of deferred tax assets and liabilities	-	(1,676)	2,953
Tax on global intangible low-taxed income ("GILTI")	3,917	7,599	-
Tax benefit related to legal entity reorganization outside the U.S.	-	(13,852)	-
Tax charge related to reorganization of legal entities related
to forming Henry Schein One	-	3,914	-
Tax charge (credit) related to reorganization of legal entities
completed in preparation for the Animal Health spin-off	(1,333)	3,135	-
Other	8,030	3,528	(14,143)
Total income tax provision	$159,515	$107,432	$308,975

For the year ended December 28, 2019, our effective tax rate was 23.4% compared to 20.0% for the prior year period. In 2019, our effective tax rate was primarily impacted by state and foreign income taxes and interest expense. In 2018, our effective tax rate was primarily impacted by a reduction in the estimate of our transition tax associated with the Tax Act, tax charges and credits associated with legal entity reorganizations outside the U.S., and state and foreign income taxes and interest expense. In 2017, our effective tax rate was primarily impacted by the Tax Act, the adoption of ASU 2016-09, as well as state and foreign income taxes and interest expense.

On December 22, 2017, the U.S. government passed the Tax Act. The Tax Act is comprehensive tax legislation that implemented complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21%, modification of accelerated depreciation, the repeal of the domestic manufacturing deduction and changes to the limitations of the deductibility of interest. Additionally, the Tax Act moved from a global tax regime to a modified territorial regime, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S. The transition tax is payable over eight years. In the fourth quarter of 2017, we recorded provisional amounts for any items that could be reasonably estimated at the time. This included the one-time transition tax that we estimated to be $140.0 million and a net deferred tax expense of $3.0 million attributable to the revaluation of deferred taxes due to the lower enacted federal income tax rate of 21%. We completed our analysis in the year ended December 29, 2018 and recorded a net $10.0 million reduction to the one-time transition tax and an additional $1.7 million net deferred tax benefit from the revaluation of deferred taxes to reflect the new tax rate. Absent the effects of the transition tax and the revaluation of deferred tax assets and liabilities, our effective tax rate for the year ended December 30, 2017 would have been 26.4% as compared to our actual effective tax rate of 49.1%.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Within our consolidated balance sheets, transition tax of $9.9 million was included in “Accrued taxes” for 2019 and 2018, and $94.9 million and $104.2 million were included in “Other liabilities” for 2019 and 2018, respectively.

The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. We recorded a current tax expense for the GILTI provision of $7.6 million and $3.9 million for 2018 and 2019, respectively.

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

ASC 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance. This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to certain tax matters.

The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our consolidated balance sheets as of December 28, 2019 was approximately $109.1 million, of which $91.2 million would affect the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits may change in the next 12 months, which may result in a material impact on our consolidated statement of income.

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2008 and forward for certain states and certain foreign jurisdictions. All tax returns audited by the IRS are officially closed through 2011. We are currently under audit for the years 2012 and 2013. In the quarter ended December 28, 2019, we reached a settlement with the U.S. Competent Authority to resolve certain transfer pricing issues related to 2012 and 2013. For all remaining outstanding issues for 2012 and 2013, we have provided all necessary documentation to the Appellate Division to date and are waiting for responses. We are also in negotiations with the Advanced Pricing Division to reach an agreement on an appropriate transfer pricing methodology. As part of this process, we have submitted documentation with the objective to reach a resolution for 2014-2021 in order to mitigate future transfer pricing audit adjustments. It is possible that the resolution with the IRS may have a material impact on our consolidated financial statements.

The total amounts of interest and penalties are classified as a component of the provision for income taxes. The amount of tax interest expense (credits) was approximately $2.2 million, $3.6 and $(2.9) in 2019, 2018 and 2017, respectively. The total amount of accrued interest is included in “Other liabilities”, and was approximately $18.0 million as of December 28, 2019 and $15.6 million as of December 29, 2018. No penalties were accrued for the periods presented.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table provides a reconciliation of unrecognized tax benefits:

	December 28,	December 29,	December 30,
	2019	2018	2017
Balance, beginning of period	$77,800	$83,200	$82,200
Additions based on current year tax positions	4,900	5,000	8,500
Additions based on prior year tax positions	17,300	9,400	5,400
Reductions based on prior year tax positions	(1,000)	(1,600)	(800)
Reductions resulting from settlements with taxing authorities	(4,200)	(1,600)	(10,500)
Reductions resulting from lapse in statutes of limitations	(3,700)	(16,600)	(1,600)
Balance, end of period	$91,100	$77,800	$83,200

Note 15 – Concentrations of Risk

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

With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of health care professionals and geographic areas. For the years ended December 28, 2019 and December 29, 2018 one customer accounted for slightly more than 1% of our net sales from continuing operations. With respect to our sources of supply, our top 10 health care distribution suppliers from continuing operations and our single largest supplier from continuing operations accounted for approximately 31% and 6%, respectively, of our aggregate purchases in 2019 and approximately 31% and 6%, respectively, of our aggregate purchases in 2018.

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

(in thousands, except per share data)

Note 16 – Derivatives and Hedging Activities

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

During 2019 we entered into foreign currency forward contracts to hedge a portion of our euro-denominated foreign operations which are designated as net investment hedges. These net investment hedges offset the change in the U.S dollar value of our investment in certain euro-functional currency subsidiaries due to fluctuating foreign exchange rates. Gains and losses related to these net investment hedges are recorded in Accumulated other comprehensive loss within our Consolidated Balance Sheet. Amounts excluded from the assessment of hedge effectiveness are included in interest expense within our Consolidated Statement of Income. The aggregate notional value of this net investment hedge, which matures on November 16, 2023, is €200 million. During December 28, 2019 we recognized approximately $0.6 million of interest savings as a result of this net investment hedge.

Fluctuations in the value of certain foreign currencies as compared to the U.S. dollar may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars. Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. We purchase short-term (i.e., generally 18 months or less) foreign currency forward contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to our foreign suppliers. We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure. Our hedging activities have historically not had a material impact on our consolidated financial statements. Accordingly, additional disclosures related to derivatives and hedging activities required by ASC 815 have been omitted.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 17 – Revenue from Contracts with Customers

Revenue (Net sales) is recognized in accordance with the policies discussed in Note 1 – Significant Accounting Policies.

Disaggregation of Net sales

The following table disaggregates our Net sales by reportable segment and geographic area:

	Year Ended
	December 28, 2019
	North America	International	Global
Revenues:
Health care distribution
Dental	$3,911,746	2,504,119	6,415,865
Medical	2,894,137	79,449	2,973,586
Total health care distribution	6,805,883	2,583,568	9,389,451
Technology and value-added services	445,317	69,768	515,085
Total excluding Corporate TSA revenues (1)	7,251,200	2,653,336	9,904,536
Corporate TSA revenues (1)	4,098	77,169	81,267
Total revenues	$7,255,298	$2,730,505	$9,985,803

	Year Ended
	December 29, 2018
	North America	International	Global
Revenues:
Health care distribution
Dental	$3,866,171	2,481,827	6,347,998
Medical	2,581,696	79,470	2,661,166
Total health care distribution	6,447,867	2,561,297	9,009,164
Technology and value-added services	344,168	64,271	408,439
Total excluding Corporate TSA revenues (1)	6,792,035	2,625,568	9,417,603
Corporate TSA revenues (1)	-	-	-
Total revenues	$6,792,035	$2,625,568	$9,417,603

(1)	Corporate TSA revenues represents sales of certain animal health products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which we expect to continue through August 2020.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 18 – Segment and Geographic Data

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

The following tables present information about our reportable and operating segments:

		Years Ended
		December 28,	December 29,	December 30,
		2019	2018	2017
Net Sales:
	Health care distribution (1)
	Dental	$6,415,865	$6,347,998	$6,047,811
	Medical	2,973,586	2,661,166	2,497,994
	Total health care distribution	9,389,451	9,009,164	8,545,805
	Technology and value-added services (2)	515,085	408,439	337,633
	Total excluding Corporate TSA revenues	9,904,536	9,417,603	8,883,438
	Corporate TSA revenues (3)	81,267	-	-
	Total	$9,985,803	$9,417,603	$8,883,438

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

	Years ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Operating Income:
Health care distribution	$591,404	$490,988	$561,888
Technology and value-added services	126,857	109,631	107,873
Total	$718,261	$600,619	$669,761

Income before taxes and equity in earnings of affiliates:
Health care distribution	$553,181	$429,429	$526,255
Technology and value-added services	127,126	107,407	103,539
Total	$680,307	$536,836	$629,794

Depreciation and Amortization:
Health care distribution	$146,960	$122,767	$116,260
Technology and value-added services	37,982	20,863	17,595
Total	$184,942	$143,630	$133,855

Income Tax Expense:
Health care distribution	$129,381	$53,660	$271,920
Technology and value-added services	30,134	53,772	37,055
Total	$159,515	$107,432	$308,975

Interest Income:
Health care distribution	$15,352	$15,106	$12,236
Technology and value-added services	405	385	202
Total	$15,757	$15,491	$12,438

Interest Expense:
Health care distribution	$50,666	$76,006	$51,039
Technology and value-added services	126	10	27
Total	$50,792	$76,016	$51,066

Purchases of Fixed Assets:
Health care distribution	$69,095	$68,577	$59,865
Technology and value-added services	7,124	2,706	2,539
Total	$76,219	$71,283	$62,404

	As of
	December 28,	December 29,	December 30,
	2019	2018	2017
Total Assets:
Health care distribution	$5,822,057	$5,289,348	$5,336,320
Technology and value-added services	1,329,044	994,506	334,977
Discontinued operations	-	2,216,673	2,192,698
Total	$7,151,101	$8,500,527	$7,863,995

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table presents information about our operations by geographic area as of and for the three years ended December 28, 2019. Net sales by geographic area are based on the respective locations of our subsidiaries. No country, except for the United States, generated net sales greater than 10% of consolidated net sales. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2019		2018		2017
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$6,876,194	$2,400,733	$6,411,558	$1,855,788	$6,039,613	$1,208,351
Other	3,109,609	1,195,947	3,006,045	915,493	2,843,825	1,072,849
Consolidated total	$9,985,803	$3,596,680	$9,417,603	$2,771,281	$8,883,438	$2,281,200

Note 19 – Employee Benefit Plans

Stock-based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $44.9 million ($34.4 million after-tax), $32.6 million ($25.3 million after-tax) and $36.8 million ($20.6 million after-tax) for the years ended December 28, 2019, December 29, 2018 and December 30, 2017.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented. In the accompanying consolidated statements of cash flows, there were no benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the years ended December 28, 2019, December 29, 2018 and December 30, 2017.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2013 Stock Incentive Plan, as amended, and our 2015 Non-Employee Director Stock Incentive Plan (together, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock/units. Since March 2009, equity-based awards have been granted solely in the form of restricted stock/units, with the exception of providing stock options to employees pursuant to certain pre-existing contractual obligations. As of December 28, 2019, there were 65,242 shares authorized and 6,113 shares available to be granted under the 2013 Stock Incentive Plan and 1,892 shares authorized and 294 shares available to be granted under the 2015 Non-Employee Director Stock Incentive Plan.

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

The Plans provide for adjustments to the performance-based restricted stock/units targets for significant events, including, without limitation, acquisitions, divestitures, new business ventures, certain capital transactions (including share repurchases), restructuring costs, if any, changes in accounting principles or in applicable laws or regulations, certain foreign exchange fluctuations, certain litigation related costs, and material changes in income tax rates. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon our estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics as defined under the Plans.

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

Stock-based compensation grants for the three years ended December 28, 2019 consisted of restricted stock/unit grants. Certain stock-based compensation granted may require us to settle in the form of a cash payment. During the year ended December 28, 2019, we recorded a liability of $0.6 million relating to the grant date fair value of stock-based compensation to be settled in cash. The weighted-average grant date fair value of stock-based awards granted before forfeitures was $56.83, $71.38 and $85.43 per share during the years ended December 28, 2019, December 29, 2018 and December 30, 2017.

Total unrecognized compensation cost related to non-vested awards as of December 28, 2019 was $84.8 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

A summary of the stock option activity under the Plans is presented below:

	Years Ended
	December 28,		December 29,		December 30,
	2019		2018		2017

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3	$13.63	155	$29.65	353	$28.59
Granted	-	-	-	-	-	-
Exercised	(3)	13.63	(152)	29.81	(198)	27.76
Forfeited	-	-	-	-	-	-
Outstanding at end of year	-	$-	3	$17.22	155	$29.65

Options exercisable at end of year	-	$-	3	$17.22	155	$29.65

The following table represents the intrinsic values of:

	As of
	December 28,	December 29,	December 30,
	2019	2018	2017
Stock options outstanding	$-	$121	$6,256
Stock options exercisable	-	121	6,256

The total cash received as a result of stock option exercises for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was approximately $0.0 million, $3.1 million and $5.3 million. In connection with these exercises, we did not realize any tax benefits for the years ended December 28, 2019, December 29, 2018 and December 30, 2017. We settle employee stock option exercises with newly issued common shares.

The total intrinsic value per share of restricted stock/units that vested was $64.31, $76.48 and $83.16 during the years ended December 28, 2019, December 29, 2018 and December 30, 2017. The following table summarizes the status of our non-vested restricted stock/units for the year ended December 28, 2019:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,513	$57.94
Granted	452	59.56
Vested	(339)	55.62
Forfeited	(208)	60.35
Outstanding at end of period	1,418	$58.72	$66.58
	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,163	$40.26
Granted	642	59.72
Vested	(189)	66.41
Forfeited	(157)	61.33
Outstanding at end of period	1,459	$61.41	$66.58

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

Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options. Matching contributions and administrative expenses related to these plans charged to operations during the years ended December 28, 2019, December 29, 2018 and December 30, 2017 amounted to $36.8 million, $35.8 million and $33.5 million, respectively.

Supplemental Executive Retirement Plan

We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees. This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit. Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan. The amounts charged (credited) to operations during the years ended December 28, 2019, December 29, 2018 and December 30, 2017 amounted to $2.1 million, $(0.4)million and $0.6 million, respectively.

Deferred Compensation Plan

During 2011, we began to offer a deferred compensation plan to a select group of management or highly compensated employees of the Company and certain subsidiaries. This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees. The amounts charged (credited) to operations during the years ended December 28, 2019, December 29, 2018 and December 30, 2017 were approximately $8.3 million, $(2.3) million and $5.0 million, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 20 – Commitments and Contingencies

Purchase Commitments

In our health care distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution. Future minimum annual payments for inventory purchase commitments as of December 28, 2019 were:

2020	$403,241
2021	208,200
2022	110,800
2023	-
2024	-
Thereafter	-
Total minimum inventory purchase commitment payments	$722,241

Employment, Consulting and Non-Compete Agreements

We have definite-lived employment, consulting and non-compete agreements that have varying base aggregate annual payments for the years 2020 through 2024 and thereafter of approximately $16.8 million, $6.3 million, $4.5 million, $0.9 million, $0.9 million, and $1.7 million, respectively. We also have lifetime consulting agreements that provide for current compensation of $0.4 million per year, increasing $25 every fifth year with the next increase in 2022. In addition, some agreements have provisions for additional incentives and compensation.

Litigation

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleges a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. (“Patterson”) and Benco Dental Supply Co. (“Benco”) as defendants, and alleging that Henry Schein, Patterson, Benco and Burkhart Dental Supply conspired to fix prices and refused to compete with each other for sales of dental equipment to dental professionals and agreed to enlist their common suppliers, the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, their price-cutting competing distributor Archer. Archer seeks damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally, as well as injunctive relief. On October 30, 2017, Archer filed a second amended complaint, to add additional allegations that it believes support its claims. The named parties and causes of action are the same as the August 1, 2017 amended complaint.

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay. On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration. On June 10, 2013, Archer moved for reconsideration before the District Court judge. On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay. Defendants appealed the District Court’s order. On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration. On June 25, 2018, the Supreme

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Court of the United States granted defendants’ petition for writ of certiorari. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings consistent with the Supreme Court’s opinion. On April 2, 2019, the District Court stayed the proceeding in the trial court pending resolution by the Fifth Circuit. The Fifth Circuit heard oral argument on May 1, 2019 on whether the case should be arbitrated. The Fifth Circuit issued its opinion on August 14, 2019 affirming the District Court’s order denying defendants’ motions to compel arbitration. Defendants filed a petition for rehearing en banc before the Fifth Circuit. The Fifth Circuit denied that petition. On October 1, 2019, the District Court set the case for trial on February 3, 2020, which was subsequently moved to January 29, 2020. On January 24, 2020 the Supreme Court granted our motion to stay the District Court proceedings, pending the disposition of our petition for writ of certiorari, which was filed on January 31, 2020. We intend to defend ourselves vigorously against this action.

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

IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne. Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting. Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. On December 21, 2017, the District Court granted the defendants’ motion to dismiss. On January 19, 2018, IQ Dental appealed the District Court’s order. On May 10, 2019, the U.S. Court of Appeals for the Second Circuit affirmed in part and reversed in part the District Court’s dismissal of the complaint, holding that IQ Dental lacks antitrust standing to challenge the alleged boycott of SourceOne and state dental associations, but that it has standing to challenge injury related to the alleged direct boycott of its business. On June 29, 2019, the Second Circuit denied IQ Dental’s petition for rehearing or rehearing en banc. On January 8, 2020, Henry Schein and IQ Dental entered into a settlement agreement, pursuant to which Henry Schein paid an amount which is not material. Henry Schein was dismissed from the case on January 16, 2020.

On February 12, 2018, the United States Federal Trade Commission (“FTC”) filed a complaint against Benco Dental Supply Co., Henry Schein, Inc. and Patterson Companies, Inc. The FTC alleged, among other things, that defendants violated U.S. antitrust laws by conspiring, and entering into an agreement, to refuse to provide discounts to or otherwise serve buying groups representing dental practitioners. The FTC alleged that defendants conspired in violation of Section 5 of the FTC Act. The complaint sought equitable relief only and does not seek monetary damages. We denied the allegation that we conspired to refuse to provide discounts to or otherwise serve dental buying groups. A hearing before an administrative law judge began on October 16, 2018 and the hearing record was closed on February 21, 2019. On October 7, 2019, the administrative law judge issued his Initial Decision, finding in relevant part that the “evidence fails to prove a conspiracy involving Schein,” and dismissing the complaint as to Henry Schein. The Initial Decision became the decision of the FTC on November 7, 2019 and is not subject to further appeal.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Stanley M. Bergman and Steven Paladino in the U.S. District Court for the Eastern District of New York, Case No. 1:18-cv-01428. The complaint sought to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”). The complaint alleged, among other things, that the defendants had made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period, including matters relating to the issues in the In re Dental Supplies Antitrust Litigation which Henry Schein settled and which the court dismissed in June 2019, as described in our prior filings with the SEC, and the FTC action described above, thereby causing the plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities. The complaint sought unspecified monetary damages and a jury trial. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), the court appointed lead plaintiff and lead counsel on June 22, 2018 and recaptioned the putative class action as In re Henry Schein, Inc. Securities Litigation, under the same case number. Lead plaintiff filed a consolidated class action complaint on September 14, 2018. The consolidated class action complaint asserts similar claims against the same defendants (plus Timothy Sullivan) on behalf of the same putative class of purchasers during the Class Period. It alleges that Henry Schein’s stock price was inflated during that period because Henry Schein had misleadingly portrayed its dental-distribution business “as successfully producing excellent profits while operating in a highly competitive environment” even though, “in reality, [Henry Schein] had engaged for years in collusive and anticompetitive practices in order to maintain Schein’s margins, profits, and market share.” The complaint alleges that the stock price started to fall from August 8, 2017, when the company announced below-expected financial performance that allegedly “revealed that Schein’s poor results were a product of abandoning prior attempts to inflate sales volume and margins through anticompetitive collusion,” through February 13, 2018, after the FTC filed a complaint against Benco, Henry Schein and Patterson alleging that they violated U.S. antitrust laws. The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 and Section 20(a) of the Exchange Act. On September 27, 2019, the court issued a decision partially granting and partially denying defendants’ motion to dismiss the securities action. The court dismissed all claims against Messrs. Bergman and Paladino as well as the Section 10(b) claim against Henry Schein to the extent that that claim relied on the Company’s financial results and margins to allege a material misstatement or omission. The court also dismissed the Section 10(b) claim against Henry Schein to the extent that it relied on the Company’s August 8, 2017 disclosure to allege loss causation. The court otherwise denied the motion as to Henry Schein and Mr. Sullivan. Henry Schein and Mr. Sullivan moved for partial reconsideration of the court’s decision. Pursuant to all parties’ request, the court temporarily took the motion off the calendar after it was fully briefed. The parties have agreed to a resolution of this matter, subject to various conditions, including the drafting and execution of a definitive settlement agreement and court approval. The contemplated settlement, if finally approved, would have no earnings impact to the Company as all payments would be covered by insurance. Henry Schein had previously received a request under 8 Del. C. § 220 to inspect corporate books and records relating to the issues raised in the securities class action and the antitrust matters discussed above.

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

On May 29, 2018, an amended complaint was filed in the MultiDistrict Litigation (“MDL”) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) in an action entitled The County of Summit, Ohio et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45090-DAP (“County of Summit Action”), in the U.S. District Court for the Northern District of Ohio, adding Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others as defendants. Summit County alleges that manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc. and Henry Schein Medical Systems, Inc.) reaped financial rewards by refusing or otherwise failing to monitor appropriately and restrict the improper distribution of those drugs. On October 29, 2019, the Company was dismissed with prejudice from this lawsuit. Henry Schein, working with Summit County, donated $1 million to a foundation dedicated to making grants to programs within Summit County focused on (i) educating the community on alternative pain management treatment techniques and/or avoiding addiction; (ii) supporting research into alternative pain management techniques and protocols; (iii) enabling professionals to obtain the necessary certification for a Medication Assisted Treatment (MAT) Waiver; and (iv) advancing programs and services to Summit County to deliver results and solutions to the opiate and addiction crises. Henry Schein paid $250,000 of Summit County’s expenses.

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have currently been named as a defendant in multiple lawsuits (currently less than one-hundred and twenty-five (125)), which allege claims similar to those alleged in the County of Summit Action. At this time, the only case set for trial is the action filed by Tuscon Medical Center, which is currently scheduled for a 30-day trial beginning on March 16, 2021. These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL. Of Henry Schein’s 2018 revenue of $9.4 billion from continuing operations, sales of opioids represented less than one-tenth of 1 percent. Opioids represent a negligible part of our business. We intend to defend ourselves vigorously against these actions.

On January 29, 2019, a purported class action complaint was filed by R. Lawrence Hatchett, M.D. against Henry Schein, Inc., Patterson Co., Inc., Benco Dental Supply Co., and unnamed co-conspirators in the U.S. District Court for the Southern District of Illinois. The complaint alleges that members of the proposed class suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Henry Schein, Patterson and Benco. The complaint alleges that the alleged conspiracy overcharged Illinois dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the class. Subject to certain exclusions, the complaint defines the class as “all persons residing in Illinois purchasing and/or reimbursing for dental care provided by independent Illinois dental practices purchasing dental supplies from the defendants, or purchasing from buying groups purchasing these supplies from the defendants, on or after January 29, 2015.” The complaint alleges violations of the Illinois Antitrust Act, 740 Ill. Comp. Stat. §§ 10/3(2), 10/7(2), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On February 13, 2020, the court granted our motion to dismiss for lack of standing, and dismissed the action with prejudice.

On September 30, 2019, City of Hollywood Police Officers Retirement System, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Covetrus, Inc., and Benjamin Shaw and Christine Komola (Covetrus’s then Chief Executive Officer and Chief Financial Officer, respectively) in the U.S. District Court for the Eastern District of New York,

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Case No. 2:19-cv-05530-FB-RLM. The complaint seeks to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased or otherwise acquired Covetrus common stock from February 8, 2019 through August 12, 2019. The case relates to the Animal Health Spin-off and Merger of the Henry Schein Animal Health Business with Vets First Choice in February 2019. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and asserts that defendants’ statements in the offering documents and after the transaction were materially false and misleading because they purportedly overstated Covetrus’s capabilities as to inventory management and supply-chain services, understated the costs of integrating the Henry Schein Animal Health Business and Vets First Choice, understated Covetrus’s separation costs from Henry Schein, and understated the impact on earnings from online competition and alternative distribution channels and from the loss of an allegedly large customer in North America just before the Separation and Merger. The complaint seeks unspecified monetary damages and a jury trial. Pursuant to the provisions of the PSLRA, the court appointed lead plaintiff and lead counsel on December 23, 2019. We intend to defend ourselves vigorously against this action.

On November 15, 2019, Frank Finazzo filed a putative shareholder derivative action on behalf of Henry Schein, Inc. against various present and former directors and officers of Henry Schein in the U.S. District Court for the Eastern District of New York, Case No. 1:19-cv-6485-LDH-JO. The named defendants in the action are Stanley M. Bergman, Steven Paladino, Timothy J. Sullivan, Barry J. Alperin, Lawrence S. Bacow, Gerald A. Benjamin, James P. Breslawski, Paul Brons, Shira Goodman, Joseph L. Herring, Donald J. Kabat, Kurt Kuehn, Philip A. Laskawy, Anne H. Margulies, Karyn Mashima, Norman S. Matthews, Mark E. Mlotek, Carol Raphael, E. Dianne Rekow, Bradley T. Sheares, and Louis W. Sullivan, with Henry Schein named as a nominal defendant.  The Complaint asserts claims under the federal securities laws and state law relating to the allegations in the antitrust actions, the In re Henry Schein, Inc. Securities Litigation, and the City of Hollywood securities class action described above. The complaint seeks declaratory, injunctive, and monetary relief on behalf of Henry Schein. On January 6, 2020, counsel who filed the Finazzo case filed another, virtually identical putative shareholder derivative action on behalf of Henry Schein against the same defendants, asserting the same claims and seeking the same relief. That case, captioned Mark Sloan v. Stanley M. Bergman, et al., is also pending in the U.S. District Court for the Eastern District of New York, Case No. 1:20-cv-0076. On January 24, 2020, the court consolidated the Finazzo and Sloan cases under the new caption In re Henry Schein, Inc. Derivative Litigation, No. 1:19-cv-06485-LDH-JO, and appointed the counsel in these cases as co-lead counsel for the consolidated action. The parties have agreed to a resolution of this matter subject to various conditions, including the drafting and execution of a definitive settlement agreement and court approval. The contemplated settlement, if finally approved, would involve the adoption of certain procedures but would not involve the payment of any money except a fee to the plaintiffs’ attorneys that is immaterial.

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

As of December 28, 2019, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 21 – Quarterly Information (Unaudited)

The following tables present certain quarterly financial data:

	Quarters ended
	March 30,	June 29,	September 28,	December 28,
	2019	2019	2019	2019
Net sales	$2,360,268	$2,447,827	$2,508,767	$2,668,941
Gross profit	751,690	767,431	761,167	810,598
Restructuring costs (credits) (1)	4,641	11,925	(802)	(1,059)
Operating income	172,441	162,288	187,198	196,334
Net gain on sale of equity investments (2)	-	-	-	186,769
Net income from continuing operations	123,640	121,417	143,212	337,192
Amounts attributable to
Henry Schein, Inc. from continuing operations:
Net income	118,413	116,753	134,916	330,609

Earnings per share attributable to
Henry Schein, Inc. from continuing operations:

Basic	$0.79	$0.79	$0.92	$2.27
Diluted	0.78	0.78	0.91	2.25
	Quarters ended
	March 31,	June 30,	September 29,	December 29,
	2018	2018	2018	2018
Net sales	$2,273,450	$2,316,032	$2,355,565	$2,472,556
Gross profit	719,129	718,328	722,359	750,931
Litigation settlements	-	-	38,488	-
Restructuring costs (1)	2,675	8,497	8,551	34,644
Operating income	162,240	157,108	123,269	158,002
Net income from continuing operations	114,717	114,591	96,247	124,886
Amounts attributable to Henry Schein, Inc.
from continuing operations:
Net income	111,534	110,636	90,770	117,777

Earnings per share attributable to Henry Schein, Inc.
from continuing operations:

Basic	$0.73	$0.72	$0.60	$0.78
Diluted	0.72	0.72	0.59	0.77

(1)	See Note 12 - "Plans of Restructuring" for details of the restructuring costs incurred during our 2019 and 2018 fiscal years.
(2)	See Note 11 - "Business Acquisitions and Divestitures" for details of the net gain on sale of equity investments.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 22 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Years ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Interest	$54,685	$69,371	$46,985
Income taxes	177,277	236,479	214,135

There was approximately $0.0 million, $0.0 million and $0.3 million of debt assumed as a part of the acquisitions for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, we had $(4.9) million, $1.0 million and $(1.5) million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively. During the year ended December 30, 2017, as part of business acquisitions, we increased our ownership interests in subsidiaries through non-cash transactions of $16.8 million.

During the third quarter of 2018, we formed Henry Schein One, LLC with Internet Brands through a non-cash transaction resulting in approximately $390.3 million of noncontrolling interest representing Internet Brands’ current 26% minority interest and $160.6 million of deferred additional ownership interests of Internet Brands in Henry Schein One, representing up to an additional 9.2% ownership interests at December 28, 2019, a portion of which is contingent upon the achievement of certain operating targets (See Note 11).

Note 23 – Related Party Transactions

In connection with the completion of the Animal Health Spin-off during our fiscal year 2019, we entered into a transition services agreement with Covetrus under which we have agreed to provide certain transition services for up to twenty-four months in areas such as information technology, finance and accounting, human resources, supply chain, and real estate and facility services. During 2019, we recorded approximately $17.5 million of fees for these services. In connection with the completion of the Animal Health Spin-off (see Note 2 for additional details), we entered into a transition services agreement with Covetrus, pursuant to which Covetrus purchases certain products from us. During the year ended December 28, 2019, net sales to Covetrus were approximately $81.3 million. Sales to Covetrus under the transition services agreement are expected to continue through August 2020. At December 28, 2019 we had $4.5 million of receivables due from Covetrus and $0.1 million payable to Covetrus under this transition services agreement.

In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was formed on July 1, 2018, we entered into a ten-year royalty agreement with Internet Brands whereby we will pay Internet Brands approximately $31.0 million annually for the use of their intellectual property. During 2019 and 2018, we recorded $31 million and $15.5 million, respectively in connection with costs related to this royalty agreement. As of December 28, 2019 and December 29, 2018, Henry Schein One, LLC had a net receivable balance due from Internet Brands of $9.4 million and $2.4 million, respectively, comprised of amounts related to the royalty agreement and other management fees.

During our normal course of business, we have interests in entities that we account for under the equity accounting method. During our fiscal years ended 2019, 2018 and 2017, we recorded net sales of $87.7 million, $27.0 million, and $23.4 million, respectively, to such entities. During our fiscal years ended 2019, 2018 and 2017, we purchased $18.1 million, $10.8 million, and $8.8 million, respectively, from such entities. At December 28, 2019 and

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

December 29, 2018, we had in aggregate $60.7 million and $61.4 million, due from our equity affiliates, and $5.3 million and $1.0 million due to our equity affiliates, respectively.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 28, 2019 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of acquisitions, continued acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended December 28, 2019, post-acquisition integration related activities continued for our global dental and North American technology and medical businesses acquired during prior quarters, representing aggregate annual revenues of approximately $539 million. These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition.

Also, during the quarter ended December 28, 2019, post-implementation system improvement activities continued for a new equipment system implemented during prior quarters for our U.S. dental business representing approximate aggregate annual revenues of $912 million, as well as an upgrade of an existing ERP system at a dental business in North America having approximate aggregate annual revenues of $58 million.

All continued acquisitions integrations and systems implementations involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 28, 2019.

The effectiveness of our internal control over financial reporting as of December 28, 2019 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

Stockholders and Board of Directors

Henry Schein, Inc.

Melville, NY

Opinion on Internal Control over Financial Reporting

We have audited Henry Schein, Inc.’s (the “Company’s”) internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and schedule and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

February 20, 2020

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors,” with respect to directors, and the first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees - Audit Committee,” with respect to corporate governance, in each case in our definitive 2020 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Information about our Executive Officers” in Part I of this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2019 Proxy Statement filed pursuant to Regulation 14A on April 9, 2019.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Delinquent Section 16(a) Reports” in our definitive 2020 Proxy Statement to be filed pursuant to Regulation 14A, to the extent responsive disclosure is required.

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

ITEM 11. Executive Compensation

The information required by this item is hereby incorporated by reference to the Sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2020 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We maintain several stock incentive plans for the benefit of certain officers, directors and employees. All active plans have been approved by our stockholders. Descriptions of these plans appear in the notes to our consolidated financial statements. The following table summarizes information relating to these plans as of December 28, 2019:

	Weighted- Average	Number of Common
	Exercise Price of	Shares Available for
Plan Category	Outstanding Options	Future Issuances
Plans Approved by Stockholders	$-	6,407,767
Plans Not Approved by Stockholders	-	-
Total	$-	6,407,767

The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2020 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and Committees – Independent Directors” in our definitive 2020 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2020 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

1.	Financial Statements:
Our Consolidated Financial Statements filed as a part of this report are listed on the index on
Page 84.

2.	Financial Statement Schedules:
Schedule II – Valuation of Qualifying Accounts
No other schedules are required.

3.	Index to Exhibits:
See exhibits listed under Item 15(b) below.

(b) Exhibits

2.1 Contribution and Distribution Agreement, dated as of April 20, 2018, by and among us, HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 23, 2018 (film no. 18767875).)*

2.2 Agreement and Plan of Merger, dated as of April 20, 2018, by and among us, HS Spinco, Inc, HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC. (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on April 23, 2018 (film no. 18767875).)*

2.3 Letter Agreement, Amendment No. 1 to Contribution and Distribution Agreement and Amendment No. 1 to Agreement and Plan of Merger, dated as of September 14, 2018, by and among us, HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC.( Incorporated by reference to Exhibit 2.3 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed on February 20, 2019.)

2.4 Letter Agreement and Amendment No. 2 to Contribution and Distribution Agreement, dated as of November 30, 2018, by and among us, HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC. (Incorporated by reference to Exhibit 2.4 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed on February 20, 2019.)

2.5 Letter Agreement and Amendment No. 3 to Contribution and Distribution Agreement and Amendment No. 2 to Agreement and Plan of Merger, dated as of December 25, 2018, by and among us, HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC.(Incorporated by reference to Exhibit 2.5 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed on February 20, 2019.)

2.6 Letter Agreement and Amendment No. 4 to Contribution and Distribution Agreement, dated as of January 15, 2019, by and among us, HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC.(Incorporated by reference to Exhibit 2.6 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed on February 20, 2019.)

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

4.4 Description of Securities.+

10.1 Henry Schein, Inc. 2013 Stock Incentive Plan, as amended and restated effective as of May 14, 2013. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.2 Form of 2015 Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.3  Form of 2015 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.4  Form of 2016 Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.5  Form of 2016 Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.6  Form of 2016 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.7  Form of 2016 Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.8  Form of 2017 Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 filed on May 9, 2017.)**

10.9  Form of 2017 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 filed on May 9, 2017.)**

10.10  Form of 2017 Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017 filed on May 9, 2017.)**

10.11 Form of 2018 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed on May 8, 2018.)**

10.12    Form of 2018 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed on May 8, 2018.)**

10.13 Form of 2019 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed on May 7, 2019.)**

10.14  Form of 2019 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed on May 7, 2019.)**

10.15  Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed on July 29, 2015.)**

10.16  Form of 2018 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of June 22, 2015). (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed on May 8, 2018.)**

10.17 Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2013 filed on November 5, 2013.)**

10.18  Amendment Number One to the Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014.**+

10.19 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference to Appendix B to our definitive 2001 Proxy Statement on Schedule 14A filed on April 30, 2001.)**

10.20  Amendment Number One to the 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 24, 2005. (Incorporated by reference to Exhibit B to our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005.)**

10.21 Amendment Number Two to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of January 1, 2007. (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.22 Amendment Number Three to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of December 31, 2009. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.23 Amendment Number Four to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 14, 2013. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.24 Amendment Number Five to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, dated May 31, 2017. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2017.)**

10.25  Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004. (Incorporated by reference to Exhibit D to our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004.)**

10.26 Henry Schein, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.27 Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)**

10.28 Amendment to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 15, 2012.)**

10.29 Amendment Number Two to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 11, 2014.)**

10.30 Amendment Number Three to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 11, 2014.)**

10.31 Amendment Number Four to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 21, 2017.)**

10.32 Amendment Number Five to the Henry Schein, Inc. Deferred Compensation Plan.**+

10.33 Henry Schein Management Team Performance Incentive Plan and Plan Summary, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.34 Amended and Restated Employment Agreement dated as of December 31, 2016, by and between us and Stanley M. Bergman. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 7, 2016.)**

10.35  Form of Performance-Based RSU Award Agreement for Stanley M. Bergman pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 7, 2016.)**

10.36 Form of Time-Based RSU Award Agreement for Stanley M. Bergman pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 7, 2016.)**

10.37  Amended and Restated Employment Agreement dated as of August 8, 2019, by and between Henry Schein, Inc. and Stanley M. Bergman. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2019.)**

10.38  Form of Performance-Based RSU Award Agreement for Stanley M. Bergman Pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as Amended and Restated as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 9, 2019.)**

10.39  Form of Time-Based RSU Award Agreement for Stanley M. Bergman Pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as Amended and Restated as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 9, 2019.)**

10.40 Form of Amended and Restated Change in Control Agreement dated December 12, 2008 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Michael S. Ettinger, Mark Mlotek and Steven Paladino, respectively). (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.41 Form of Amendment to Amended and Restated Change in Control Agreement effective January 1, 2012 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Michael S. Ettinger, Mark Mlotek and Steven Paladino, respectively). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012.)**

10.42  Form of Change in Control Agreement between us and certain executive officers who are a party thereto (Walter Siegel). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed on May 7, 2019.)**

10.43 Credit Agreement, dated as of April 18, 2017, among the Company, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, U.S. Bank National Association, as syndication agent, joint lead arranger and joint bookrunner, together with the exhibits and schedules thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2017.)

10.44 First Amendment, dated as of June 29, 2018, among us, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, lead arranger and lead bookrunner. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2018.)

10.45 Promissory Note in favor of JPMorgan Chase Bank, N.A. dated as of May 21, 2018. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2018.)

10.46 Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2013.)

10.47 Amendment No. 1 dated as of September 22, 2014 to the Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as agent and the various purchaser groups from time to time party thereto, as amended. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 26, 2014.)

10.48 Amendment No. 2 dated as of April 17, 2015 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2016 filed on August 4, 2016.)

10.49 Amendment No. 3 dated as of June 1, 2016 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2016 filed on August 4, 2016.)

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

10.51  Amendment No. 5 dated as of May 13, 2019 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019 filed on August 6, 2019.)

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

10.55 Form of Indemnification Agreement between us and certain directors and executive officers who are a party thereto (Barry J. Alperin, Ph.D., Paul Brons, Shira Goodman, Joseph L. Herring, Kurt P. Kuehn, Philip A. Laskawy, Anne H. Margulies, Carol Raphael, E. Dianne Rekow, DDS, Ph.D., Bradley T. Sheares, Ph.D., Gerald A. Benjamin, Stanley M. Bergman, James P. Breslawski, Michael S. Ettinger, Mark E. Mlotek, Steven Paladino, and Walter Siegel, respectively). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015 filed on November 4, 2015.)**

21.1 List of our Subsidiaries.+

23.1 Consent of BDO USA, LLP.+

31.1 Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2 Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1 Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104	The cover page of Henry Schein, Inc.’s Annual Report on Form 10-K for the year ended December 28, 2019, formatted in Inline XBRL (included within Exhibit 101 attachments).+

_________

+ Filed or furnished herewith.

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
February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer	February 20, 2020
Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial	February 20, 2020
Steven Paladino	Officer and Director (principal financial and
accounting officer)

/s/ JAMES P. BRESLAWSKI	Vice Chairman, Director	February 20, 2020
James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	February 20, 2020
Gerald A. Benjamin

/s/ MARK E. MLOTEK	Director	February 20, 2020
Mark E. Mlotek

/s/ BARRY J. ALPERIN	Director	February 20, 2020
Barry J. Alperin

/s/ PAUL BRONS	Director	February 20, 2020
Paul Brons

/s/ SHIRA GOODMAN	Director	February 20, 2020
Shira Goodman

/s/ JOSEPH L. HERRING	Director	February 20, 2020
Joseph L. Herring

/s/ KURT P. KUEHN	Director	February 20, 2020
Kurt P. Kuehn

/s/ PHILIP A. LASKAWY	Director	February 20, 2020
Philip A. Laskawy

/s/ ANNE H. MARGULIES	Director	February 20, 2020
Anne H. Margulies

/s/ CAROL RAPHAEL	Director	February 20, 2020
Carol Raphael

/s/ E. DIANNE REKOW	Director	February 20, 2020
E. Dianne Rekow, DDS, Ph.D.

/s/ BRADLEY T. SHEARES, PH. D.	Director	February 20, 2020
Bradley T. Sheares, Ph. D.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

		Additions (Reductions)
			Charged
	Balance at	Charged to	(credited) to		Balance at
	beginning of	statement of	other		end of
Description	period	income (1)	accounts (2)	Deductions (3)	period

Year ended December 28, 2019:
Allowance for doubtful accounts
and other	$53,121	$12,612	$134	$(5,865)	$60,002

Year ended December 29, 2018:
Allowance for doubtful accounts
and other	$46,261	$14,384	$(1,158)	$(6,366)	$53,121

Year ended December 30, 2017:
Allowance for doubtful accounts
and other	$33,150	$7,915	$11,341	$(6,145)	$46,261

(1)	Represents amounts charged to bad debt expense.

(2)	Amounts charged (credited) to other accounts primarily relate to provision for late fees and the impact of foreign currency exchange rates.

(3)	Deductions primarily consist of fully reserved accounts receivable that have been written off.