Form 10-Q
period 2020-03-28
HENRY SCHEIN INC
filed 2020-05-05
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

or

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

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 27, 2020, there were 142,756,052 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 28,	December 28,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$617,368	$106,097
Accounts receivable, net of reserves of $67,028 and $60,002	1,198,743	1,246,246
Inventories, net	1,328,405	1,428,799
Prepaid expenses and other	474,589	445,360
Total current assets	3,619,105	3,226,502
Property and equipment, net	328,033	329,645
Operating lease right-of-use assets, net	215,122	231,662
Goodwill	2,470,603	2,462,495
Other intangibles, net	554,747	572,878
Investments and other	331,590	327,919
Total assets	$7,519,200	$7,151,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$780,853	$880,266
Bank credit lines	381,899	23,975
Current maturities of long-term debt	109,507	109,849
Operating lease liabilities	63,150	65,349
Accrued expenses:
Payroll and related	208,395	265,206
Taxes	170,210	165,171
Other	491,820	528,553
Total current liabilities	2,205,834	2,038,369
Long-term debt	865,821	622,908
Deferred income taxes	73,225	64,989
Operating lease liabilities	162,981	176,267
Other liabilities	333,421	331,173
Total liabilities	3,641,282	3,233,706

Redeemable noncontrolling interests	272,126	287,258
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 480,000,000 shares authorized,
142,433,360 outstanding on March 28, 2020 and
143,353,459 outstanding on December 28, 2019	1,424	1,434
Additional paid-in capital	17,565	47,768
Retained earnings	3,183,236	3,116,215
Accumulated other comprehensive loss	(227,648)	(167,373)
Total Henry Schein, Inc. stockholders' equity	2,974,577	2,998,044
Noncontrolling interests	631,215	632,093
Total stockholders' equity	3,605,792	3,630,137
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$7,519,200	$7,151,101

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 28,	March 30,
	2020	2019

Net sales	$2,428,871	$2,360,268
Cost of sales	1,682,832	1,608,578
Gross profit	746,039	751,690
Operating expenses:
Selling, general and administrative	567,387	574,608
Restructuring costs	4,787	4,641
Operating income	173,865	172,441
Other income (expense):
Interest income	3,190	4,771
Interest expense	(7,812)	(16,301)
Other, net	(220)	(419)
Income from continuing operations before taxes, equity in
earnings of affiliates and noncontrolling interests	169,023	160,492
Income taxes	(37,910)	(39,482)
Equity in earnings of affiliates	2,734	2,630
Net income from continuing operations	133,847	123,640
Loss from discontinued operations, net of tax	(282)	(8,996)
Net Income	133,565	114,644
Less: Net income attributable to noncontrolling interests	(3,304)	(5,227)
Plus: Net loss attributable to noncontrolling interests
from discontinued operations	-	366
Net income attributable to Henry Schein, Inc.	$130,261	$109,783
Amounts attributable to Henry Schein Inc.:
Continuing operations	$130,543	$118,413
Discontinued operations	(282)	(8,630)
Net income attributable to Henry Schein, Inc.	$130,261	$109,783

Earnings per share from continuing operations attributable to Henry Schein, Inc.:

Basic	$0.91	$0.79
Diluted	$0.91	$0.78

Loss per share from discontinued operations attributable to Henry Schein, Inc.:

Basic	$0.00	$(0.06)
Diluted	$0.00	$(0.06)

Earnings per share attributable to Henry Schein, Inc.:

Basic	$0.91	$0.73
Diluted	$0.91	$0.73

Weighted-average common shares outstanding:
Basic	142,967	150,257
Diluted	143,095	151,156

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 28,	March 30,
	2020	2019

Net income	$133,565	$114,644

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(89,312)	6,602

Unrealized gain (loss) from foreign currency hedging activities	15,143	(1,281)

Unrealized investment gain (loss)	(9)	3

Pension adjustment gain	724	717

Other comprehensive income gain (loss), net of tax	(73,454)	6,041
Comprehensive income	60,111	120,685
Comprehensive income (loss) attributable to noncontrolling interests:
Net income	(3,304)	(4,861)
Foreign currency translation (gain) loss	13,179	(556)
Comprehensive income gain (loss) attributable to noncontrolling interests	9,875	(5,417)

Comprehensive income attributable to Henry Schein, Inc.	$69,986	$115,268

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
(unaudited)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 28, 2019	143,353,459	$1,434	$47,768	$3,116,215	$(167,373)	$632,093	$3,630,137
Cumulative impact of adopting new accounting standards	-	-	-	(412)	-	-	(412)
Net income (excluding $2,839 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	130,261	-	465	130,726
Foreign currency translation loss (excluding loss of $13,027
attributable to Redeemable noncontrolling interests)	-	-	-	-	(76,133)	(152)	(76,285)
Unrealized gain from foreign currency hedging activities,
net of tax of $5,090	-	-	-	-	15,143	-	15,143
Unrealized investment loss, net of tax benefit of $2	-	-	-	-	(9)	-	(9)
Pension adjustment gain, net of tax of $324	-	-	-	-	724	-	724
Dividends paid	-	-	-	-	-	(499)	(499)
Purchase of noncontrolling interests	-	-	(1,597)	-	-	(692)	(2,289)
Change in fair value of redeemable securities	-	-	13,072	-	-	-	13,072
Repurchase and retirement of common stock	(1,200,000)	(12)	(10,949)	(62,828)	-	-	(73,789)
Stock-based compensation credit	507,410	5	(17,519)	-	-	-	(17,514)
Shares withheld for payroll taxes	(227,509)	(3)	(13,871)	-	-	-	(13,874)
Settlement of stock-based compensation awards	-	-	660	-	-	-	660
Separation of Animal Health business	-	-	1	-	-	-	1
Balance, March 28, 2020	142,433,360	$1,424	$17,565	$3,183,236	$(227,648)	$631,215	$3,605,792

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 29, 2018	151,401,668	$1,514	$-	$3,208,589	$(248,771)	$580,456	$3,541,788
Net income (excluding $3,378 attributable to Redeemable
noncontrolling interests from continuing operations
and ($366) from discontinued operations)	-	-	-	109,783	-	1,849	111,632
Foreign currency translation gain (excluding loss of $191
attributable to Redeemable noncontrolling interests
and $592 gain from discontinued operations)	-	-	-	-	6,046	155	6,201
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $322	-	-	-	-	(1,281)	-	(1,281)
Unrealized investment gain, net of tax of $1	-	-	-	-	3	-	3
Pension adjustment gain, net of tax of $224	-	-	-	-	717	-	717
Dividends paid	-	-	-	-	-	(69)	(69)
Other adjustments	-	-	(2)	-	-	-	(2)
Change in fair value of redeemable securities	-	-	(2,492)	-	-	-	(2,492)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	35,360	35,360
Adjustment for Animal Health Spin-off	87,629	1	-	-	-	-	1
Repurchase and retirement of common stock	(2,523,137)	(25)	(32,486)	(117,489)	-	-	(150,000)
Stock issued upon exercise of stock options	2,526	-	34	-	-	-	34
Stock-based compensation expense	200,877	2	7,433	-	-	-	7,435
Shares withheld for payroll taxes	(173,471)	(2)	(10,443)	-	-	-	(10,445)
Settlement of stock-based compensation awards	-	-	356	-	-	-	356
Share Sale related to Animal Health business	-	-	361,090	-	-	-	361,090
Separation of Animal Health business	-	-	(35,905)	(543,158)	93,408	-	(485,655)
Transfer of charges in excess of capital	-	-	(201,457)	201,457	-	-	-
Balance, March 30, 2019	148,996,092	$1,490	$86,128	$2,859,182	$(149,878)	$617,751	$3,414,673

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 28,	March 30,
	2020	2019
Cash flows from operating activities:
Net income	$133,565	$114,644
Loss from discontinued operations	(282)	(8,996)
Income from continuing operations	133,847	123,640
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48,983	40,300
Stock-based compensation (credit) expense	(17,514)	7,110
Provision for losses on trade and other accounts receivable	14,543	1,784
Benefit from deferred income taxes	2,645	7,932
Equity in earnings of affiliates	(2,734)	(2,630)
Distributions from equity affiliates	2,413	52,301
Changes in unrecognized tax benefits	(1,575)	3,214
Other	(13,924)	1,239
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,283)	(11,580)
Inventories	73,038	77,881
Other current assets	(10,002)	(17,782)
Accounts payable and accrued expenses	(137,680)	(150,075)
Net cash provided by operating activities from continuing operations	90,757	133,334
Net cash used in operating activities from discontinued operations	(282)	(167,073)
Net cash provided by (used in) operating activities	90,475	(33,739)
Cash flows from investing activities:
Purchases of fixed assets	(23,008)	(15,918)
Payments related to equity investments and business
acquisitions, net of cash acquired	(37,947)	(603,973)
Proceeds from sale of equity investment	-	10,500
Repayments from loan to affiliate	1,137	15,940
Other	(5,787)	(3,076)
Net cash used in investing activities from continuing operations	(65,605)	(596,527)
Net cash used in investing activities from discontinued operations	-	(2,064)
Net cash used in investing activities	(65,605)	(598,591)
Cash flows from financing activities:
Net change in bank borrowings	358,639	(652,117)
Proceeds from issuance of long-term debt	250,000	741
Principal payments for long-term debt	(8,478)	(7,376)
Debt issuance costs	(58)	-
Proceeds from issuance of stock upon exercise of stock options	-	34
Payments for repurchases of common stock	(73,789)	(150,000)
Payments for taxes related to shares withheld for employee taxes	(13,155)	(9,671)
Distribution received related to Animal Health Spin-off	-	1,120,000
Proceeds related to Animal Health Share Sale	-	361,090
Proceeds from (distributions to) noncontrolling shareholders	(3,664)	52,205
Acquisitions of noncontrolling interests in subsidiaries	(14,925)	(6,057)
Payments to Henry Schein Animal Health Business	(2,962)	(224,773)
Net cash provided by financing activities from continuing operations	491,608	484,076
Net cash provided by financing activities from discontinued operations	282	148,053
Net cash provided by financing activities	491,890	632,129
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(5,489)	10,347
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	-	(2,240)
Net change in cash and cash equivalents from continuing operations	511,271	31,230
Net change in cash and cash equivalents from discontinued operations	-	(23,324)
Cash and cash equivalents, beginning of period	106,097	56,885
Cash and cash equivalents, end of period	$617,368	$88,115

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

For the consolidated VIE, the trade accounts receivable transferred to the VIE are pledged as collateral to the related debt. The creditors have recourse to us for losses on these trade accounts receivable. At March 28, 2020 and December 28, 2019, trade accounts receivable that can only be used to settle obligations of this VIE were $438 million and $127 million, respectively, and the liabilities of the VIE where the creditors have recourse to us were $350 million and $100 million, respectively.

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 28, 2019.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 28, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 26, 2020.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

In March 2020, the World Health Organization declared the Novel Coronavirus Disease 2019 (“COVID-19”) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries have implemented business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat the pandemic, which have significantly impacted global business and dramatically reduced demand for dental products.

Our consolidated financial statements reflect estimates and assumptions made by us that affect, among other things, our goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; hedging activity; vendor rebates; measurement of compensation cost for certain share-based performance awards and cash bonus plans; and pension plan assumptions. Due to the significant uncertainty surrounding the future impact of COVID-19, our judgments regarding estimates and impairments could change in the future. In addition, the impact of COVID-19 has had a material adverse effect on our business, results of operations and cash flows. In the future, we expect that the COVID-19 pandemic will continue to have such impacts at least until medical and dental offices begin to re-open, and may result in a material adverse effect on our financial condition and liquidity, however, the extent of the potential impact cannot be reasonably estimated at this time.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 2 – Discontinued Operations

Animal Health Spin-off

On the Distribution Date, we completed the Separation (and subsequent Merger of the Henry Schein Animal Health Business with Vets First Choice. This was accomplished by a series of transactions among us, Vets First Choice, Covetrus, Inc. (f/k/a HS Spinco, Inc. “Covetrus”), a wholly owned subsidiary of ours prior to the Distribution Date, and HS Merger Sub, Inc., a wholly owned subsidiary of Covetrus (“Merger Sub”). In connection with the Separation, we contributed, assigned and transferred to Covetrus certain applicable assets, liabilities and capital stock or other ownership interests relating to the Henry Schein Animal Health Business. On the Distribution Date, we received a tax-free distribution of $1,120 million from Covetrus pursuant to certain debt financing incurred by Covetrus. On the Distribution Date and prior to the Animal Health Spin-off, Covetrus issued shares of Covetrus common stock to certain institutional accredited investors (the “Share Sale Investors”) for $361.1 million (the “Share Sale”). The proceeds of the Share Sale were paid to Covetrus and distributed to us. Subsequent to the Share Sale, we distributed, on a pro rata basis, all of the shares of the common stock of Covetrus held by us to our stockholders of record as of the close of business on January 17, 2019 (the “Animal Health Spin-off”). After the Share Sale and Animal Health Spin-off, Merger Sub consummated the Merger whereby it merged with and into Vets First Choice, with Vets First Choice surviving the Merger as a wholly owned subsidiary of Covetrus. Immediately following the consummation of the Merger, on a fully diluted basis, (i) approximately 63% of the shares of Covetrus common stock were (a) owned by our stockholders and the Share Sale Investors, and (b) held by certain employees of the Henry Schein Animal Health Business (in the form of certain equity awards), and (ii) approximately 37% of the shares of Covetrus common stock were (a) owned by stockholders of Vets First Choice immediately prior to the Merger, and (b) held by certain employees of Vets First Choice (in the form of certain equity awards). After the Separation and the Merger, we no longer beneficially owned any shares of Covetrus common stock and, following the Distribution Date, will not consolidate the financial results of Covetrus for the purpose of our financial reporting. Following the Separation and the Merger, Covetrus was an independent, publicly traded company on the Nasdaq Global Select Market.

In connection with the completion of the Animal Health Spin-off, we entered into a transition services agreement with Covetrus under which we have agreed to provide certain transition services for up to twenty-four months in areas such as information technology, finance and accounting, human resources, supply chain, and real estate and facility services.

As a result of the Separation, the financial position and results of operations of the Henry Schein Animal Health Business are presented as discontinued operations and have been excluded from continuing operations and segment results for all periods presented. The accompanying Notes to the Consolidated Financial Statements have been revised to reflect the effect of the Separation and all prior year balances have been revised accordingly to reflect continuing operations only. The historical statements of Comprehensive Income (Loss) and Shareholders' Equity have not been revised to reflect the Separation and instead reflect the Separation as an adjustment to the balances at March 30, 2019.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Summarized financial information for our discontinued operations is as follows:

	Three Months Ended
	March 28,	March 30,
	2020	2019

Net sales	$-	$319,522
Cost of goods sold	-	260,097
Gross profit	-	59,425
Selling, general and administrative	376	64,894
Operating loss	(376)	(5,469)
Income tax expense (benefit)	(94)	4,764
Loss from discontinued operations	(282)	(8,996)
Net loss attributable to noncontrolling interests	-	366
Net loss from discontinued operations
attributable to Henry Schein, Inc.	(282)	(8,630)

The March 30, 2019 financial information above represents activity of the discontinued operations during the quarter through the Distribution Date. The net loss from discontinued operations for the three months ended March 28, 2020 and for the three months ended March 30, 2019 were primarily attributable to approximately $0.4 million and $20.9 million of transaction costs directly related to the Animal Health Spin-off, respectively. See Note 19-Related Party Transactions for additional information.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3 – Critical Accounting Policies, Accounting Pronouncements Adopted and Recently Issued Accounting Standards

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three months ended March 28, 2020, as compared to the critical accounting policies described in Item 7 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2019, except as follows:

Accounting Pronouncements Adopted

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles-Goodwill and Other” (Topic 350) (“ASU 2017-04”). ASU 2017-04 eliminates step two from the goodwill impairment test, thereby eliminating the requirement to calculate the implied fair value of a reporting unit. ASU 2017-04 requires us to perform our annual goodwill impairment test by comparing the fair value of our reporting units to the carrying value of those units. If the carrying value exceeds the fair value, we will be required to recognize an impairment charge; however, the impairment charge should not exceed the amount of goodwill allocated to such reporting unit. Our adoption of Topic 350 on December 29, 2019, did not have a material impact on our consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. We adopted Topic 326 using the modified-retrospective method and recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings. Based upon the level and makeup of our financial asset portfolio, including accounts receivable, past loan loss activity and current known activity regarding our outstanding loans, the adoption of this Topic on December 29, 2019, resulted in a decrease of $0.4 million to retained earnings.

Recently Issued Accounting Standards

In December 2019, FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2017-04 is effective for fiscal years beginning after December 15, 2020. We do not expect that the requirements of this ASU will have a material impact on our consolidated financial statements.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 4 – Revenue from Contracts with Customers

Revenue is recognized in accordance with policies disclosed in Item 7 of our Annual Report on form 10-K for the year ended December 28, 2019.

Disaggregation of Revenue

The following table disaggregates our revenue by segment and geography:

	Three Months Ended
	March 28, 2020
	North America	International	Global
Revenues:
Health care distribution
Dental	$888,372	586,704	1,475,076
Medical	778,028	22,660	800,688
Total health care distribution	1,666,400	609,364	2,275,764
Technology and value-added services	113,498	18,467	131,965
Total excluding Corporate TSA revenues (1)	1,779,898	627,831	2,407,729
Corporate TSA revenues (1)	-	21,142	21,142
Total revenues	$1,779,898	$648,973	$2,428,871

	Three Months Ended
	March 30, 2019
	North America	International	Global
Revenues:
Health care distribution
Dental	$923,506	622,874	1,546,380
Medical	662,295	21,365	683,660
Total health care distribution	1,585,801	644,239	2,230,040
Technology and value-added services	99,005	16,593	115,598
Total excluding Corporate TSA revenues (1)	1,684,806	660,832	2,345,638
Corporate TSA revenues (1)	1,261	13,369	14,630
Total revenues	$1,686,067	$674,201	$2,360,268

(1)	Corporate TSA revenues represents sales of certain animal health products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which we expect to continue through August 2020.

At December 28, 2019, the current portion of contract liabilities of $70.8 million was reported in Accrued expenses: Other, and $6.2 million related to non-current contract liabilities were reported in Other liabilities. During the three months ended March 28, 2020, we recognized in revenue $30.1 million of the amounts that were previously deferred at December 28, 2019. At March 28, 2020, the current and non-current portion of contract liabilities were $64.7 million and $6.2 million, respectively.

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

The following tables present information about our reportable and operating segments:

		Three Months Ended
		March 28,	March 30,
		2020	2019
Net Sales:
	Health care distribution (1)
	Dental	$1,475,076	$1,546,380
	Medical	800,688	683,660
	Total health care distribution	2,275,764	2,230,040
	Technology and value-added services (2)	131,965	115,598
	Total excluding Corporate TSA revenue	2,407,729	2,345,638
*CS	Corporate TSA revenues (3)	21,142	14,630
	Total	$2,428,871	$2,360,268

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

		Three Months Ended
		March 28,	March 30,
		2020	2019
Operating Income:
	Health care distribution	$148,167	$144,524
	Technology and value-added services	25,698	27,917
	Total	$173,865	$172,441

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 6 – Debt

Bank Credit Lines

Bank credit lines consisted of the following:

	March 28,	December 28,
	2020	2019
Revolving credit agreement	$250,000	$-
Other short-term bank credit lines	131,899	23,975
Total	$381,899	$23,975

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”), which matures in April 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect the LIBOR rate to be discontinued at some point during 2021, which will require an amendment to our debt agreements to reflect a new reference rate. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or to materially affect our interest expense. The Credit Agreement also requires, among other things, that we maintain maximum leverage ratios. Additionally, the Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of March 28, 2020 and December 28, 2019, the borrowings on this revolving credit facility were $250.0 million and $0.0 million, respectively. As of March 28, 2020 and December 28, 2019, there were $9.4 million and $9.6 million of letters of credit, respectively, provided to third parties under the credit facility.

On April 17, 2020, we amended the Credit Agreement to, among other things, (i) modify the financial covenant from being based on total leverage ratio to net leverage ratio, (ii) adjust the pricing grid to reflect the net leverage ratio calculation, and (iii) increase the maximum maintenance leverage ratio through March 31, 2021.

Other Short-Term Credit Lines

As of March 28, 2020 and December 28, 2019, we had various other short-term bank credit lines available, of which $131.9 million and $24 million, respectively, were outstanding. At March 28, 2020 and December 28, 2019, borrowings under all of our credit lines had a weighted average interest rate of 1.59% and 3.45%, respectively.

The increase in the level of borrowings under our revolving credit agreement and our other short-term credit lines as of March 28, 2020 was attributable to our desire to increase cash levels due to the impact of the COVID-19 pandemic.

The decrease, during the quarter ended March 28, 2020, in the weighted average interest rate under all of our credit lines was attributable to the Federal Reserve lowering borrowing rates during March 2020, in response to the COVID-19 pandemic.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

On April 17, 2020, we entered into a new $700 million 364-day credit agreement, with JPMorgan Chase Bank, N.A. and U.S. Bank National Association as joint lead arrangers and joint bookrunners. This facility matures on April 16, 2021. At the time of closing of this facility, we were fully drawn on the $500 million term loan portion of the facility. We have the ability to borrow the remaining $200 million on a revolving basis as needed, subject to the terms and conditions of the credit agreement. The interest rate for borrowings under this facility will fluctuate based on our net leverage ratio. The proceeds from this facility can be used for working capital requirements and general corporate purposes, including, but not limited to, permitted refinancing of existing indebtedness.

Long-term debt

Long-term debt consisted of the following:

	March 28,	December 28,
	2020	2019
Private placement facilities	$614,188	$621,274
U.S. trade accounts receivable securitization	350,000	100,000
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2024 at interest rates
ranging from 2.62% to 9.75% at March 28,2020 and
ranging from 2.56% to 10.50% at December 28,2019	5,060	6,089
Finance lease obligations (see Note 7)	6,080	5,394
Total	975,328	732,757
Less current maturities	(109,507)	(109,849)
Total long-term debt	$865,821	$622,908

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

The components of our private placement facility borrowings as of March 28, 2020 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012	14,286	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(98)
	$614,188

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

During April 2020, we took certain steps to lock-in a lower interest rate to refinance our $100 million private placement borrowing at 3.79%, coming due on September 2, 2020 with a similar 10 year borrowing at 2.35% maturing on September 2, 2030.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, is scheduled to expire on April 29, 2022. As of March 28, 2020 and December 28, 2019, the borrowings outstanding under this securitization facility were $350 million and $100 million, respectively. At March 28, 2020, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of1.85 % plus 0.75%, for a combined rate of 2.60%. At December 28, 2019, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.90% plus 0.75%, for a combined rate of 2.65%.

If our accounts receivable collection pattern changes due to customers either paying late or not making payments, our ability to borrow under this facility may be reduced.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 7 – Leases

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment. Our leases have remaining terms of less than one year to 15 years, some of which may include options to extend the leases for up to 10 years. The components of lease expense were as follows:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Operating lease cost: (1)	$22,079	$22,635
Finance lease cost:
Amortization of right-of-use assets	432	248
Interest on lease liabilities	37	23
Total finance lease cost	$469	$271

(1)	Includes variable lease expenses.

Supplemental balance sheet information related to leases is as follows:

	March 28,	December 28,
	2020	2019
Operating Leases:
Operating lease right-of-use assets	$215,122	$231,662

Current operating lease liabilities	63,150	65,349
Non-current operating lease liabilities	162,981	176,267
Total operating lease liabilities	$226,131	$241,616

Finance Leases:
Property and equipment, at cost	$9,353	$10,268
Accumulated depreciation	(3,061)	(4,581)
Property and equipment, net of accumulated depreciation	$6,292	$5,687

Current maturities of long-term debt	$2,112	$1,736
Long-term debt	3,968	3,658
Total finance lease liabilities	$6,080	$5,394

Weighted Average Remaining Lease Term in Years:
Operating leases	5.4	5.5
Finance leases	4.6	5.0

Weighted Average Discount Rate:
Operating leases	3.4%	3.4%
Finance leases	2.1%	2.2%

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,146	$19,955
Operating cash flows for finance leases	27	22
Financing cash flows for finance leases	495	355
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,065	$266,346
Finance leases	1,222	350

Maturities of lease liabilities are as follows:

	March 28,
	2020
	Operating	Finance
	Leases	Leases
2020	$53,237	$1,717
2021	57,824	1,926
2022	40,393	1,000
2023	27,310	358
2024	18,867	304
Thereafter	50,505	1,099
Total future lease payments	248,136	6,404
Less imputed interest	(22,005)	(324)
Total	$226,131	$6,080

As of March 28, 2020 we have additional operating leases with total lease payments of $11.7 million for buildings and vehicles that have not yet commenced. These operating leases will commence during 2020 with lease terms of two to 10 years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 8 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the redeemable noncontrolling interests for the three months ended March 28, 2020 and the year ended December 28, 2019 are presented in the following table:

	March 28,	December 28,
	2020	2019
Balance, beginning of period	$287,258	$219,724
Decrease in redeemable noncontrolling interests due to
redemptions	(12,636)	(2,270)
Increase in redeemable noncontrolling interests due to business
acquisitions	23,317	74,865
Net income attributable to redeemable noncontrolling interests	2,839	14,838
Dividends declared	(2,553)	(10,264)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(13,027)	(2,335)
Change in fair value of redeemable securities	(13,072)	(7,300)
Balance, end of period	$272,126	$287,258

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 9 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	March 28,	December 28,
	2020	2019
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(33,365)	$(20,338)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$(683)	$(531)

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$(219,305)	$(143,172)
Unrealized gain (loss) from foreign currency hedging activities	11,111	(4,032)
Unrealized investment gain (loss)	(3)	6
Pension adjustment loss	(19,451)	(20,175)
Accumulated other comprehensive loss	$(227,648)	$(167,373)

Total Accumulated other comprehensive loss	$(261,696)	$(188,242)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Net income	$133,565	$114,644

Foreign currency translation gain (loss)	(89,312)	6,602
Tax effect	-	-
Foreign currency translation gain (loss)	(89,312)	6,602

Unrealized gain (loss) from foreign currency hedging activities	20,233	(1,603)
Tax effect	(5,090)	322
Unrealized gain (loss) from foreign currency hedging activities	15,143	(1,281)

Unrealized investment gain (loss)	(11)	4
Tax effect	2	(1)
Unrealized investment gain (loss)	(9)	3

Pension adjustment gain	1,048	941
Tax effect	(324)	(224)
Pension adjustment gain	724	717
Comprehensive income	$60,111	$120,685

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The increase in the unrealized gain from foreign currency hedging activities during the quarter ended March 28, 2020 was primarily attributable to a net investment hedge that was entered into during 2019. See Note 15 for further information.

Our financial statements are denominated in the U.S. Dollar currency. Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income. The foreign currency translation gain (loss) during the three months ended March 28, 2020 and three months ended March 30, 2019 was primarily impacted by changes in foreign currency exchange rates of the Euro, British Pound, Brazilian Real, Australian Dollar, and Canadian Dollar.

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Comprehensive income attributable to
Henry Schein, Inc.	$69,986	$115,268
Comprehensive income attributable to
noncontrolling interests	313	2,004
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests	(10,188)	3,413
Comprehensive income	$60,111	$120,685

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

Debt

The fair value of our debt (including bank credit lines) is classified as Level 3 within the fair value hierarchy as of March 28, 2020 and December 28, 2019 was estimated at $1,357.2 million and $756.7 million, respectively. Factors that we considered when estimating the fair value of our debt include market conditions, such as interest rates and credit spreads.

Derivative contracts

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs. We use derivative instruments to minimize our exposure to fluctuations in foreign currency exchange rates. Our derivative instruments primarily include foreign currency forward agreements related to certain intercompany loans, certain forecasted inventory purchase commitments with foreign suppliers, foreign currency forward contracts to hedge a portion of our euro-denominated foreign operations which are designated as net investment hedges and a total return swap for the purpose of hedging our unfunded non-qualified supplemental retirement plan and our deferred compensation plan.

The fair values for the majority of our foreign currency derivative contracts are obtained by comparing our contract rate to a published forward price of the underlying market rates, which is based on market rates for comparable transactions and are classified within Level 2 of the fair value hierarchy. See Note 15 for further information.

Redeemable noncontrolling interests

The values for Redeemable noncontrolling interests are classified within Level 3 of the fair value hierarchy and are based on recent transactions and/or implied multiples of earnings. The details of the changes in Redeemable noncontrolling interests are presented in Note 8.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 28, 2020 and December 28, 2019:

	March 28, 2020
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$36,546	$-	$36,546
Total return swaps	-	3,609	-	3,609
Total assets	$-	$40,155	$-	$40,155

Liabilities:
Derivative contracts	$-	$800	$-	$800
Total liabilities	$-	$800	$-	$800

Redeemable noncontrolling interests	$-	$-	$272,126	$272,126

	December 28, 2019
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$567	$-	$567
Total assets	$-	$567	$-	$567

Liabilities:
Derivative contracts	$-	$5,795	$-	$5,795
Total liabilities	$-	$5,795	$-	$5,795

Redeemable noncontrolling interests	$-	$-	$287,258	$287,258

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 11 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We completed acquisitions during the three months ended March 28, 2020 which were immaterial to our financial statements individually. In the aggregate, these transactions resulted in consideration of $36.2 million during the three months ended March 28, 2020 related to business combinations, for net assets amounting to $7.7 million. As of March 28, 2020, we had recorded $23.8 million of identifiable intangibles, $37.4 million of goodwill and $23.3 million of non-controlling interest, related to these acquisitions.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition. Any adjustments to these accrual amounts are recorded in our consolidated statements of income. For the three months ended March 28, 2020 and March 30, 2019, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

On November 20, 2019, we committed to a contemplated initiative, intended to mitigate stranded costs associated with the Animal Health Spin-off and to rationalize operations and to provide expense efficiencies. These activities were originally expected to be completed by the end of 2020. We are re-assessing that timeline in light of the current business environment brought on by the COVID-19 pandemic.

During the three months ended March 28, 2020 and March 30, 2019, we recorded restructuring costs of $4.8 million and $4.6 million, respectively for certain redundancies and facility exit costs. The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the net amounts expensed and paid for restructuring costs that were incurred during the three months ended March 28, 2020 and during our 2019 fiscal year and the remaining accrued balance of restructuring costs as of March 28, 2020, which is included in Accrued expenses: Other within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 29, 2018	$29,964	$1,603	$158	$31,725
Provision	13,741	937	27	14,705
Payments and other adjustments	(30,794)	(1,714)	(112)	(32,620)
Balance, December 28, 2019	$12,911	$826	$73	$13,810
Provision	3,554	1,233	-	4,787
Payments and other adjustments	(7,474)	(1,147)	(10)	(8,631)
Balance, March 28, 2020	$8,991	$912	$63	$9,966

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table shows, by reportable segment, the net amounts expensed and paid for restructuring costs that were incurred during the three months ended March 28, 2020 and during our 2019 fiscal year and the remaining accrued balance of restructuring costs as of March 28, 2020:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 29, 2018	$30,291	$1,434	$31,725
Provision	13,935	770	14,705
Payments and other adjustments	(30,853)	(1,767)	(32,620)
Balance, December 28, 2019	$13,373	$437	$13,810
Provision	4,686	101	4,787
Payments and other adjustments	(8,496)	(135)	(8,631)
Balance, March 28, 2020	$9,563	$403	$9,966

Note 13 – Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Henry Schein, Inc. by the weighted-average number of common shares outstanding for the period. Our diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable for presently unvested restricted stock and restricted stock units, using the treasury stock method in periods in which they have a dilutive effect.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Basic	142,967	150,257
Effect of dilutive securities:
Restricted stock and restricted stock units	128	899
Diluted	143,095	151,156

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 14 – Income Taxes

For the three months ended March 28, 2020, our effective tax rate was 22.4% compared to 24.6% for the prior year period. The difference between our effective tax rate and the federal statutory tax rate for the three months ended March 28, 2020 primarily relates to state and foreign income taxes and interest expense as well as tax charges and credits associated with legal entity reorganizations outside the U.S. The difference between our effective tax rate and the federal statutory tax rate for the three months ended March 30, 2019 primarily relates to state and foreign income taxes and interest expense.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act includes, but is not limited to, certain income tax provisions that modify the Section 163(j) limitation of business interest and Net Operating Loss (“NOL”) carryover and carryback rules. The modifications to Section 163(j) increase the allowable business interest deduction from thirty percent of adjusted taxable income to fifty percent of adjusted taxable income for years beginning in 2019 and 2020. The CARES Act eliminated the NOL income limitation for years beginning before 2021 and it extended the carryback period to five years for losses incurred in 2018, 2019, and 2020. We have analyzed the income tax provisions of the CARES Act and have accounted for the impact in the three months ended March 28, 2020, which did not have a material impact on our consolidated financial statements.

The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our consolidated balance sheets, as of March 28, 2020 was approximately $107.6 million, of which $89.8 million would affect the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits will change in the next 12 months, which may result in a material impact on our consolidated statement of income.

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2008 and forward for certain states and certain foreign jurisdictions. All tax returns audited by the IRS are officially closed through 2011. We are currently under audit for the years 2012 and 2013. In the quarter ended December 28, 2019, we reached a settlement with the U.S. Competent Authority to resolve certain transfer pricing issues related to 2012 and 2013. For all remaining outstanding issues for 2012 and 2013, we have provided all necessary documentation to the Appellate Division to date and are waiting for responses. We are also in negotiations with the Advanced Pricing Division to reach an agreement on an appropriate transfer pricing methodology. As part of this process, we have submitted documentation with the objective to reach a resolution for 2014-2024 in order to mitigate future transfer pricing audit adjustments. It is possible that the resolution with the IRS may have a material impact on our consolidated financial statements.

The total amounts of interest and penalties are classified as a component of the provision for income taxes. The amount of tax interest expense was approximately $0.3 million and $1.1 million as of March 28, 2020 and March 30, 2019, respectively. The total amount of accrued interest is included in “Other liabilities”, and was approximately $17.5 million as of March 28, 2020. No penalties were accrued for the periods presented.

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

During 2019 we entered into foreign currency forward contracts to hedge a portion of our euro-denominated foreign operations which are designated as net investment hedges. These net investment hedges offset the change in the U.S dollar value of our investment in certain euro-functional currency subsidiaries due to fluctuating foreign exchange rates. Gains and losses related to these net investment hedges are recorded in Accumulated other comprehensive loss within our Consolidated Balance Sheet. Amounts excluded from the assessment of hedge effectiveness are included in interest expense within our Consolidated Statement of Income. The aggregate notional value of this net investment hedge, which matures on November 16, 2023, is €200 million. During the three months ended March 28, 2020 we recognized approximately $1.2 million of interest savings as a result of this net investment hedge.

On March 20, 2020, we entered into a total return swap for the purpose of hedging our unfunded non-qualified supplemental retirement plan (“SERP”) and our deferred compensation plan (“DCP”). This swap will offset changes in our SERP and DCP liabilities. At the inception, the notional value of the investments in these plans was $43.4 million. At March 28, 2020 the financing rate for this swap is based on LIBOR of 0.93% plus 0.38%, for a combined rate of 1.31%. From the effective date of the hedge to March 28, 2020, we have recorded a gain, within the selling, general and administrative line item in our consolidated statements of income, of approximately $3.6 million, net of transaction costs, related to this undesignated hedge. This gain was offset by the mark-to-market adjustment in deferred compensation, resulting in a neutral impact to our results of operations. This swap is expected to be renewed on an annual basis.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 16 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation credit of $17.5 million ($13.6 million after-tax) for the three months ended March 28, 2020 and pre-tax share based compensation expense of $7.1 million ($5.4 million after-tax) for the three months ended March 30, 2019. The $17.5 million credit for share-based compensation during the three months ended March 28, 2020 reflects our reduced estimate in expected achievement of performance targets resulting from the impact of COVID-19. Due to the significantly lower projected earnings in 2020, we are currently estimating that no performance shares granted under our 2018, 2019 or 2020 Long-Term Incentive Programs under our employee stock incentive plan will ultimately vest.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented. In the accompanying consolidated statements of cash flows, there were no benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the three months ended March 28, 2020 and March 30, 2019, respectively.

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

Total unrecognized compensation cost related to unvested awards as of March 28, 2020 was $67.8 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

The following tables summarize the activity of our unvested restricted stock/units for the three months ended March 28, 2020:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,417	$58.72
Granted	340	60.49
Vested	(284)	65.96
Forfeited	(18)	60.32
Outstanding at end of period	1,455	$57.70	$50.00

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,459	$61.41
Granted	(1,122)	46.32
Vested	(318)	67.55
Forfeited	(19)	57.59
Outstanding at end of period	-	$-	$50.00

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 17 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Interest	$9,951	$20,725
Income taxes	12,613	16,629

During the three months ended March 28, 2020 and March 30, 2019, we had a $20.2 million and $(1.6) million of non-cash net unrealized gain (loss) related to foreign currency hedging activities, respectively.

Note 18 – Legal Proceedings

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

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay. On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration. On June 10, 2013, Archer moved for reconsideration before the District Court judge. On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay. Defendants appealed the District Court’s order. On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration. On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings consistent with the Supreme Court’s opinion. On April 2, 2019, the District Court stayed the proceeding in the trial court pending resolution by the Fifth Circuit. The Fifth Circuit heard oral argument on May 1, 2019 on whether the case should be arbitrated. The Fifth Circuit issued its opinion on August 14, 2019 affirming the District Court’s order denying defendants’ motions to compel arbitration. Defendants filed a petition for rehearing en banc before the Fifth Circuit. The Fifth Circuit denied that petition. On October 1, 2019, the District Court set the case for trial on February 3, 2020, which was subsequently moved to January 29, 2020. On January 24, 2020 the Supreme Court granted our motion to stay the District Court proceedings, pending the disposition of our petition for writ of certiorari, which was filed on January 31, 2020. Archer conditionally cross petitioned for certiorari on an arbitration issue on March 2, 2020. Patterson and the Danaher Defendants settled with Archer and they have been dismissed from the case with prejudice. Benco is still a defendant and filed a notice of joinder in Henry Schein’s motion to compel arbitration with the District Court. We intend to defend ourselves vigorously against this action.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Stanley M. Bergman and Steven Paladino in the U.S. District Court for the Eastern District of New York, Case No. 1:18-cv-01428. The complaint sought to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”). The complaint alleged, among other things, that the defendants had made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period, thereby causing the plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities. Those alleged statements included matters relating to the issues in the In re Dental Supplies Antitrust Litigation, which Henry Schein settled and which the court dismissed in June 2019, and in the United States Federal Trade Commission (“FTC”) administrative proceeding, in which an administrative law judge ruled in Henry Schein’s favor in October 2019 after a trial, as described in our prior filings with the SEC. The complaint sought unspecified monetary damages and a jury trial. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), the court appointed lead plaintiff and lead counsel on June 22, 2018 and recaptioned the putative class action as In re Henry Schein, Inc. Securities Litigation, under the same case number. Lead plaintiff filed a consolidated class action complaint on September 14, 2018. The consolidated class action complaint asserts similar claims against the same defendants (plus Timothy Sullivan) on behalf of the same putative class of purchasers during the Class Period. It alleges that Henry Schein’s stock price was inflated during that period because Henry Schein had misleadingly portrayed its dental-distribution business “as successfully producing excellent profits while operating in a highly competitive environment” even though, “in reality, [Henry Schein] had engaged for years in collusive and anticompetitive practices in order to maintain Schein’s margins, profits, and market share.” The complaint alleges that the stock price started to fall from August 8, 2017, when the company announced below-expected financial performance that allegedly “revealed that Schein’s poor results were a product of abandoning prior attempts to inflate sales volume and margins through anticompetitive collusion,” through February 13, 2018, after the FTC filed a complaint against Benco, Henry Schein and Patterson alleging that they violated U.S. antitrust laws. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 and Section 20(a) of the Exchange Act. On September 27, 2019, the court issued a decision partially granting and partially denying defendants’ motion to dismiss the securities action. The court dismissed all claims against Messrs. Bergman and Paladino as well as the Section 10(b) claim against Henry Schein to the extent that that claim relied on the Company’s financial results and margins to allege a material misstatement or omission. The court also dismissed the Section 10(b) claim against Henry Schein to the extent that it relied on the Company’s August 8, 2017 disclosure to allege loss causation. The court otherwise denied the motion as to Henry Schein and Mr. Sullivan. Henry Schein and Mr. Sullivan moved for partial reconsideration of the court’s decision. Pursuant to all parties’ request, the court temporarily took the motion off the calendar after it was fully briefed. The parties later agreed to resolve this matter in exchange for a cash payment of $35 million, which will be covered by the Company’s insurance and will have no earnings impact to the Company. The proposed settlement is subject to various conditions, including court approval. Lead plaintiff filed a motion seeking preliminary approval of the proposed settlement on April 30, 2020.

On May 3, 2018, a purported class action complaint, Marion Diagnostic Center, LLC, et al. v. Becton, Dickinson, and Co., et al., Case No. 3:18-cv-010509, was filed in the U.S. District Court for the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Premier, Inc. (“Premier”), Vizient, Inc. (“Vizient”), Cardinal Health, Inc. (“Cardinal”), Owens & Minor Inc. (“O&M”), Henry Schein, Inc., and Unnamed Becton Distributor Co-Conspirators. The complaint alleges that the defendants entered into a vertical conspiracy to force health care providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and inflate the prices of certain Becton products to above-competitive levels. The named plaintiffs seek to represent three separate classes consisting of all health care providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Premier, Vizient, Cardinal, O&M or Henry Schein on or after May 3, 2014. The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, treble damages, reasonable attorneys’ fees and costs and expenses, and pre-judgment and post-judgment interest. On June 15, 2018, an amended

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as a defendant. On November 30, 2018, the District Court granted defendants’ motion to dismiss and entered a final judgment, dismissing plaintiffs’ complaint with prejudice. On December 27, 2018, plaintiffs appealed the District Court’s decision to the Seventh Circuit Court of Appeals. The parties argued the appeal on September 27, 2019. On March 5, 2020, the Seventh Circuit Court of Appeals reversed the District Court’s decision. The Seventh Circuit held that plaintiffs failed to adequately allege the necessary conspiracy by the defendants, but should be provided an opportunity to amend their complaint. The Seventh Circuit vacated the District Court’s judgment, and remanded the case for further proceedings consistent with its opinion. Plaintiffs’ counsel have indicated that they intend to amend their complaint.

On May 29, 2018, an amended complaint was filed in the MultiDistrict Litigation (“MDL”) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) in an action entitled The County of Summit, Ohio et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45090-DAP (“County of Summit Action”), in the U.S. District Court for the Northern District of Ohio, adding Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others as defendants. Summit County alleges that manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc. and Henry Schein Medical Systems, Inc.) reaped financial rewards by refusing or otherwise failing to monitor appropriately and restrict the improper distribution of those drugs.   On October 29, 2019, the Company was dismissed with prejudice from this lawsuit. Henry Schein, working with Summit County, donated $1 million to a foundation and paid $250,000 of Summit County’s expenses, as described in our prior filing with the SEC.

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have currently been named as a defendant in multiple lawsuits (currently less than one-hundred and twenty-five (125)), which allege claims similar to those alleged in the County of Summit Action. At this time, the only cases set for trial are the action filed by Tucson Medical Center et al., which is currently scheduled for a 30-day trial beginning on June 1, 2021, and the action filed by West Virginia University Hospitals, Inc. et al., which is currently scheduled for a non-jury liability trial on Plaintiffs’ public nuisance claims on March 22, 2021. These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL. Of Henry Schein’s 2019 revenue of approximately $10 billion from continuing operations, sales of opioids represented less than one-tenth of 1 percent. Opioids represent a negligible part of our business. We intend to defend ourselves vigorously against these actions.

On January 29, 2019, a purported class action complaint was filed by R. Lawrence Hatchett, M.D. against Henry Schein, Inc., Patterson Co., Inc., Benco Dental Supply Co., and unnamed co-conspirators in the U.S. District Court for the Southern District of Illinois. The complaint alleges that members of the proposed class suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Henry Schein, Patterson and Benco. The complaint alleges that the alleged conspiracy overcharged Illinois dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the class. Subject to certain exclusions, the complaint defines the class as “all persons residing in Illinois purchasing and/or reimbursing for dental care provided by independent Illinois dental practices purchasing dental supplies from the defendants, or purchasing from buying groups purchasing these supplies from the defendants, on or after January 29, 2015.” The complaint alleges violations of the Illinois Antitrust Act, 740 Ill. Comp. Stat. §§ 10/3(2), 10/7(2), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On February 13, 2020, the court granted our motion to dismiss for lack of standing, and dismissed the action with prejudice. The time to appeal the Seventh Circuit’s decision in favor of defendants has passed.

On September 30, 2019, the City of Hollywood Police Officers Retirement System, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Covetrus, Inc., and Benjamin Shaw and Christine Komola (Covetrus’s then Chief

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Executive Officer and Chief Financial Officer, respectively) in the U.S. District Court for the Eastern District of New York, Case No. 2:19-cv-05530-FB-RLM. The complaint seeks to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased or otherwise acquired Covetrus common stock from February 8, 2019 through August 12, 2019. The case relates to the Animal Health Spin-off and Merger of the Henry Schein Animal Health Business with Vets First Choice in February 2019. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and asserts that defendants’ statements in the offering documents and after the transaction were materially false and misleading because they purportedly overstated Covetrus’s capabilities as to inventory management and supply-chain services, understated the costs of integrating the Henry Schein Animal Health Business and Vets First Choice, understated Covetrus’s separation costs from Henry Schein, and understated the impact on earnings from online competition and alternative distribution channels and from the loss of an allegedly large customer in North America just before the Separation and Merger.  The complaint seeks unspecified monetary damages and a jury trial. Pursuant to the provisions of the PSLRA, the court appointed lead plaintiff and lead counsel on December 23, 2019. Lead plaintiff filed a Consolidated Class Action Complaint on February 21, 2020. Lead plaintiff added Steve Paladino, our Chief Financial Officer, as a defendant in the action. We intend to defend ourselves vigorously against this action.

On November 15, 2019, Frank Finazzo filed a putative shareholder derivative action on behalf of Henry Schein, Inc. against various present and former directors and officers of Henry Schein in the U.S. District Court for the Eastern District of New York, Case No. 1:19-cv-6485-LDH-JO. The named defendants in the action are Stanley M. Bergman, Steven Paladino, Timothy J. Sullivan, Barry J. Alperin, Lawrence S. Bacow, Gerald A. Benjamin, James P. Breslawski, Paul Brons, Shira Goodman, Joseph L. Herring, Donald J. Kabat, Kurt Kuehn, Philip A. Laskawy, Anne H. Margulies, Karyn Mashima, Norman S. Matthews, Mark E. Mlotek, Carol Raphael, E. Dianne Rekow, Bradley T. Sheares, and Louis W. Sullivan, with Henry Schein named as a nominal defendant. The Complaint asserts claims under the federal securities laws and state law relating to the allegations in the antitrust actions, the In re Henry Schein, Inc. Securities Litigation, and the City of Hollywood securities class action described above. The complaint seeks declaratory, injunctive, and monetary relief on behalf of Henry Schein. On January 6, 2020, counsel who filed the Finazzo case filed another, virtually identical putative shareholder derivative action on behalf of Henry Schein against the same defendants, asserting the same claims and seeking the same relief. That case, captioned Mark Sloan v. Stanley M. Bergman, et al., is also pending in the U.S. District Court for the Eastern District of New York, Case No. 1:20-cv-0076. On January 24, 2020, the court consolidated the Finazzo and Sloan cases under the new caption In re Henry Schein, Inc. Derivative Litigation, No. 1:19-cv-06485-LDH-JO, and appointed the counsel in these cases as co-lead counsel for the consolidated action. The parties agreed to a resolution of this matter subject to various conditions, including court approval. The contemplated settlement, if finally approved, would involve the adoption of certain procedures but would not involve the payment of any money except a fee to the plaintiffs’ attorneys that is immaterial. The plaintiffs filed the proposed settlement with the court on April 30, 2020 to seek preliminary approval.

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

As of March 28, 2020, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 19 – Related Party Transactions

In connection with the completion of the Animal Health Spin-off during our fiscal year 2019, we entered into a transition services agreement with Covetrus under which we have agreed to provide certain transition services for up to twenty-four months in areas such as information technology, finance and accounting, human resources, supply chain, and real estate and facility services. During the three months ended March 28, 2020 and March 30, 2019, we recorded approximately $4.4 million and $3.5 million, respectively, of fees for these services. Covetrus also purchases certain products from us pursuant to the transition services agreement. During the three months ended March 28, 2020 and March 30, 2019, net sales to Covetrus were approximately $21.1 million and $14.6 million, respectively. Sales to Covetrus under the transition services agreement are expected to continue through August 2020. At March 28, 2020 we had $5.7 million of receivables due from Covetrus and $0.2 million payable to Covetrus under this transition services agreement.

In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was formed on July 1, 2018, we entered into a ten-year royalty agreement with Internet Brands whereby we will pay Internet Brands approximately $31.0 million annually for the use of their intellectual property. During the three months ended March 28, 2020 and March 30, 2019, we recorded $7.8 million and $7.8 million, respectively in connection with costs related to this royalty agreement. As of March 28, 2020 and December 28, 2019, Henry Schein One, LLC had a net receivable balance due from Internet Brands of $12.3 million and $9.4 million, respectively, comprised of amounts related to results of operations and the royalty agreement.

During our normal course of business, we have interests in entities that we account for under the equity accounting method. During the three months ended March 28, 2020 and March 30, 2019, we recorded net sales of $15.4 million and $23.7 million, respectively, to such entities. During the three months ended March 28, 2020 and March 30, 2019, we purchased $3.0 million and $3.8 million, respectively, from such entities. At March 28, 2020 and December 28, 2019, we had in aggregate $64.1 million and $60.8 million, due from our equity affiliates, and $7.6 million and $4.9 million due to our equity affiliates, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by us are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular the risks discussed under the caption “Risk Factors” in Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K. Forward looking statements include the overall impact of the COVID-19 pandemic on the Company, its results of operations, liquidity, and financial condition (including any estimates of the percentage impact on these items), the efficacy and impact of the Company’s cost reduction initiatives, and the rate at which dental and other practices may begin to resume normal operations in the United States and internationally. Forward looking statements also include the Company’s ability to make additional testing available, the nature of those tests and the number of tests intended to be made available and the timing for availability, the nature of the target market, as well as the efficacy or relative efficacy of the test results given that the test efficacy has not been, or will not have been, independently verified under normal FDA procedures.

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive and consolidating market; increased competition by third party online commerce sites; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-party shippers; general global macro-economic conditions; risks associated with currency fluctuations; risks associated with political and economic uncertainty; disruptions in financial markets; volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our global operations; risks associated with the Novel Coronavirus Disease 2019 (COVID-19); risks associated with the United Kingdom’s withdrawal from the European Union; transitional challenges associated with acquisitions, dispositions and joint ventures, including the failure to achieve anticipated synergies/benefits; financial and tax risks associated with acquisitions, dispositions and joint ventures; litigation risks; new or unanticipated litigation developments and the status of litigation matters; the dependence on our continued product development, technical support and successful marketing in the technology segment; our dependence on third parties for certain technologically advanced components; risks from disruption to our information systems; cyberattacks or other privacy or data security breaches; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

Recent Developments

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries have implemented business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat the pandemic, which have significantly impacted global business and dramatically reduced demand for dental products. The pandemic and the governmental responses to it have had a material adverse effect on our business, results of operations and cash flows. In the future, we expect that the COVID-19 pandemic will continue to have such impacts at least until medical and dental offices begin to re-open, and may result in a material adverse effect on our financial condition and liquidity.

Our consolidated financial statements reflect estimates and assumptions made by us that affect, among other things, our goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; hedging activity; vendor rebates; measurement of compensation cost for certain share-based performance awards and cash bonus plans; and pension plan assumptions. Due to the significant uncertainty surrounding the future impact of COVID-19, our judgments regarding estimates and impairments could change in the future. In addition, the impact of COVID-19 has had a material adverse effect on our business, results of operations and cash flows. In the future, we expect that the COVID-19 pandemic will continue to have such impacts at least until medical and dental offices begin to re-open, and may result in a material adverse effect on our financial condition and liquidity, however, the extent of the potential impact cannot be reasonably estimated at this time.

As part of a broad-based effort to support plans for the long-term health of Henry Schein’s business and to strengthen the Company’s financial flexibility, Henry Schein has implemented cost reduction measures that include certain reductions in payroll, substantially decreasing capital expenditures, reducing planned corporate spending and eliminating certain non-strategic targeted expenditures. As the COVID-19 pandemic continues to unfold, the Company will continue to evaluate appropriate actions for its business.

Corporate Transactions

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

Executive-Level Overview

We believe we are the world’s largest provider of health care products and services primarily to office-based dental and medical practitioners. We serve more than one million customers worldwide including dental practitioners and laboratories and physician practices, as well as government, institutional health care clinics and other alternate care clinics. We believe that we have a strong brand identity due to our more than 87 years of experience distributing health care products.

We are headquartered in Melville, New York, employ more than 19,000 people (of which more than 9,500 are based outside the United States) and have operations or affiliates in 31 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

Our current and future results have been and could be impacted by the COVID-19 pandemic, the current economic environment and uncertainty, particularly impacting overall demand for our products and services.

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

As the health care industry continues to change, we continually evaluate possible candidates for merger and joint venture or acquisition and intend to continue to seek opportunities to expand our role as a provider of products and services to the health care industry. There can be no assurance that we will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, we would incur merger and/or acquisition-related costs, and there can be no assurance that the integration efforts associated with any such transaction would be successful. In response to the COVID-19 pandemic, we have taken a range of actions to preserve cash, including the temporary suspension of acquisition activity.

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

According to the U.S. Census Bureau’s International Data Base, in 2020 there were more than six and a half` million Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care services. By the year 2050, that number is projected to nearly triple to approximately 19 million. The population aged 65 to 84 years is projected to increase by approximately 36% during the same time period.

As a result of these market dynamics, annual expenditures for health care services continue to increase in the United States. We believe that demand for our products and services will grow, while continuing to be impacted by current and future operating, economic and industry conditions. The Centers for Medicare and Medicaid Services, or CMS, published “National Health Expenditure Projections 2018-2027” indicating that total national health care spending reached approximately $3.6 trillion in 2018, or 17.7% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States. Health care spending is projected to reach approximately $6.2 trillion in 2028, approximately 19.7% of the nation’s projected gross domestic product.

Government

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to extensive local, state, federal and foreign governmental laws and regulations applicable to the distribution and sale of pharmaceuticals and medical devices. Additionally, government and private insurance programs fund a large portion of the total cost of medical care, and there has been an emphasis on efforts to control medical costs, including laws and regulations lowering reimbursement rates for pharmaceuticals, medical devices, and/or medical treatments or services. Also, many of these laws and regulations are subject to change and may impact our financial performance. For example, certain laws and regulations restricting medical supply sales in the United States have been temporarily modified or waived in response to the COVID-19 pandemic. In addition, our businesses are generally subject to numerous other laws and regulations that could impact our financial performance, including securities, antitrust, anti-bribery and anti-kickback, customer interaction transparency, data privacy, data security and other laws and regulations, and some of the related rules have been temporarily modified in response to the COVID-19 pandemic. Failure to comply with law or regulations could have a material adverse effect on our business. A more detailed discussion of governmental laws and regulations is included in Management’s Discussion & Analysis, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28 2019, filed on February 20, 2020.

Results of Operations

The following table summarizes the significant components of our operating results and cash flows for the three months ended March 28, 2020 and March 30, 2019 (in thousands):

	Three Months Ended
	March 28,	March 30,
	2020	2019
Operating results:
Net sales	$2,428,871	$2,360,268
Cost of sales	1,682,832	1,608,578
Gross profit	746,039	751,690
Operating expenses:
Selling, general and administrative	567,387	574,608
Restructuring costs	4,787	4,641
Operating income	$173,865	$172,441

Other expense, net	$(4,842)	$(11,949)
Net income from continuing operations	133,847	123,640
Loss from discontinued operations	(282)	(8,630)
Net income attributable to Henry Schein, Inc.	130,261	109,783

	Three Months Ended
	March 28,	March 30,
	2020	2019
Cash flows:
Net cash provided by operating activities from continuing operations	$90,757	$133,334
Net cash used in investing activities from continuing operations	(65,605)	(596,527)
Net cash provided by financing activities from continuing operations	491,608	484,076

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

On November 20, 2019, we committed to a contemplated initiative, intended to mitigate stranded costs associated with the Animal Health Spin-off and to rationalize operations and to provide expense efficiencies. These activities were originally expected to be completed by the end of 2020. We are re-assessing that timeline in light of the current business environment brought on by the COVID-19 pandemic.

During the three months ended March 28, 2020 and March 30, 2019, we recorded restructuring costs of $4.8 million and $4.6 million, respectively for certain redundancies and facility exit costs. The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended March 28, 2020 Compared to Three Months Ended March 30, 2019

Net Sales

Net sales for the three months ended March 28, 2020 and March 30, 2019 were as follows (in thousands):

		March 28,	% of	March 30,	% of	Increase/(Decrease)
		2020	Total	2019	Total	$	%
Health care distribution (1)
	Dental	$1,475,076	60.7%	$1,546,380	65.5%	$(71,304)	(4.6)%
	Medical	800,688	33.0	683,660	29.0	117,028	17.1
	Total health care distribution	2,275,764	93.7	2,230,040	94.5	45,724	2.1
Technology and value-added services (2)		131,965	5.4	115,598	4.9	16,367	14.2
	Total excluding Corporate TSA revenue	2,407,729	99.1	2,345,638	99.4	62,091	2.6
Corporate TSA revenue (3)		21,142	0.9	14,630	0.6	6,512	44.5
	Total	$2,428,871	100.0%	$2,360,268	100.0%	$68,603	2.9

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

The 2.9% increase in net sales for the three months ended March 28, 2020 includes 4.0% local currency growth (2.1% increase in internally generated revenue and 1.9% growth from acquisitions) partially offset by a decrease of 1.1% related to foreign currency exchange. Excluding sales of products under the transition services agreement with Covetrus, our net sales increased 2.6%, including local currency growth of 3.7% (1.7% increase in internally generated revenue and 2.0% growth from acquisitions) partially offset by a decrease of 1.1% related to foreign currency exchange.

The 4.6% decrease in dental net sales for the three months ended March 28, 2020 includes a decrease of 3.0% local currency growth (3.7% decrease in internally generated revenue, partially offset by 0.7% growth from acquisitions) and a decrease of 1.6% related to foreign currency exchange. The 3.0% decrease in local currency sales was attributable to a decrease in dental consumable merchandise sales growth of 3.3% (4.1% decrease in internally generated revenue, partially offset by 0.8% growth from acquisitions) and a decrease in dental equipment sales and service revenues of 2.1%, all of which was internally generated. The COVID-19 pandemic began to meaningfully impact our worldwide sales growth beginning in mid-March as many dental offices and independent medical practices progressively closed or began seeing a limited number of patients. Dental office closures occurred on a somewhat rolling basis beginning mid-quarter, first in China, then Europe and then in the U.S. Those closures have continued into the second quarter and we expect such closures to continue to have a material adverse effect on our net sales until dental offices begin to re-open.

The 17.1% increase in medical net sales for the three months ended March 28, 2020 includes 17.2% local currency growth (13.4% increase in internally generated revenue and 3.8% growth from acquisitions) partially offset by a decrease of 0.1% related to foreign currency exchange. Economic conditions relating to the COVID-19 pandemic have had less of an impact on the performance of our medical group versus dental, in part due to continued strong sales of personal protective equipment, such as masks, gowns and face shields.

The 14.2% increase in technology and value-added services net sales for the three months ended March 28, 2020 includes 14.5% local currency growth (6.4% increase in internally generated revenue and 8.1% growth from acquisitions) partially offset by a decrease of 0.3% related to foreign currency exchange. As a result of the dental office closures referred to above, we expect a material adverse impact to technology and value-added services revenues in the second quarter, most specifically related to the e-services portion of our business.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended March 28, 2020 and March 30, 2019 were as follows (in thousands):

	March 28,	Gross	March 30,	Gross	Increase / (Decrease)
	2020	Margin %	2019	Margin %	$	%
Health care distribution	$653,341	28.7%	$667,867	29.9%	$(14,526)	(2.2)%
Technology and value-added services	92,085	69.8	83,368	72.1	8,717	10.5
Total excluding Corporate TSA revenues	745,426	31.0	751,235	32.0	(5,809)	(0.8)
Corporate TSA revenues	613	2.9	455	3.1	158	34.7
Total	$746,039	30.7	$751,690	31.8	$(5,651)	(0.8)

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

Health care distribution gross profit decreased $14.5 million, or 2.2%, for the three months ended March 28, 2020 compared to the prior year period. Health care distribution gross profit margin decreased to 28.7% for the three months ended March 28, 2020 from 29.9% for the comparable prior year period. We expect to earn lower vendor rebates during the year in our health care distribution segment, which contributes to the lower gross profit margin. The overall decrease in our health care distribution gross profit is attributable to a $17.3 million decline in gross profit due to the decrease in the gross margin rates and a decrease of $9.3 million in internally generated revenue, partially offset by $12.1 million additional gross profit from acquisitions.

Technology and value-added services gross profit increased $8.7 million, or 10.5%, for the three months ended March 28, 2020 compared to the prior year period. The overall increase in our Technology and value-added services gross profit is attributable to $7.8 million additional gross profit from acquisitions, $5.0 million from growth in internally generated revenue, partially offset by a decrease of $4.1 million from gross margin rates. Technology and value-added services gross profit margin decreased to 69.8% for the three months ended March 28, 2020 from 72.1% for the comparable prior year period.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended March 28, 2020 and March 30, 2019 were as follows (in thousands):

		% of		% of
	March 28,	Respective	March 30,	Respective	Increase / (Decrease)
	2020	Net Sales	2019	Net Sales	$	%
Health care distribution	$505,787	22.2%	$523,798	23.5%	$(18,011)	(3.4)%
Technology and value-added services	66,387	50.3	55,451	48.0	10,936	19.7
Total	$572,174	23.6	$579,249	24.5	$(7,075)	(1.2)

Selling, general and administrative expenses (including restructuring costs in the three months ended March 28, 2020 and March 28, 2020) decreased $7.1 million, or 1.2%, for the three months ended March 28, 2020 from the comparable prior year period. The $18.0 million decrease in selling, general and administrative expenses within our health care distribution segment for the three months ended March 28, 2020 as compared to the prior year period was attributable to a reduction of $30.2 million of operating costs, partially offset by $12.1 million of additional costs from acquired companies and an increase of $0.1 million in restructuring costs. The $10.9 million increase in selling, general and administrative expenses within our technology and value-added services segment for the three months ended March 28, 2020 as compared to the prior year period was attributable to $6.0 million of additional costs from acquired companies, an increase of $4.8 million of operating costs, and an increase of $0.1 million in restructuring costs. As a percentage of net sales, selling, general and administrative expenses decreased to 23.6% from 24.5% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $20.9 million, or 5.8% to $381.6 million, for the three months ended March 28, 2020 from the comparable prior year period. As a percentage of net sales, selling expenses increased to 15.7% from 15.3% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses decreased $28.0 million, or 12.8% to $190.6 million, for the three months ended March 28, 2020 from the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.8% from 9.3% for the comparable prior year period.

Our selling, general and administrative expenses for the three months ended March 28, 2020 were affected by certain estimates we made due to the adverse business environment brought on by the COVID-19 pandemic. For example, we recorded incremental bad debt reserves of approximately $10 million for our global dental business. We also recognized a net credit of approximately $17.5 million in stock-based compensation expense during the quarter due to our current estimate that no performance shares granted in 2018, 2019 or 2020 will ultimately vest. Additionally, we recorded total impairment charges of approximately $6.1 million during the quarter related to prepaid royalty expenses and a customer relationship intangible asset. Although our selling, general and administrative expenses for the three months ended March 28, 2020 represent management's best estimates and assumptions that affect the reported amounts, our judgments could change in the future due to the significant uncertainty surrounding the macroeconomic effect of the COVID-19 pandemic.

Other Expense, Net

Other expense, net, for the three months ended March 28, 2020 and March 30, 2019 was as follows (in thousands):

	March 28,	March 30,	Variance
	2020	2019	$	%
Interest income	$3,190	$4,771	$(1,581)	(33.1)%
Interest expense	(7,812)	(16,301)	8,489	52.1
Other, net	(220)	(419)	199	47.5
Other expense, net	$(4,842)	$(11,949)	$7,107	59.5

Interest income decreased $1.6 million primarily due to lower investment and late fee income. Interest expense decreased $8.5 million primarily due to decreased borrowings under our bank credit lines, prior to the impact of the COVID-19 pandemic, as well as lower interest rates.

Income Taxes

For the three months ended March 28, 2020, our effective tax rate was 22.4% compared to 24.6% for the prior year period. The difference between our effective tax rate and the federal statutory tax rate for the three months ended March 28, 2020 primarily relates to state and foreign income taxes and interest expense as well as tax charges and credits associated with legal entity reorganizations outside the U.S. The difference between our effective tax rate and the federal statutory tax rate for the three months ended March 30, 2019 primarily relates to state and foreign income taxes and interest expense.

Liquidity and Capital Resources

Our principal capital requirements have included funding of acquisitions (which have been temporarily suspended), purchases of additional noncontrolling interests, repayments of debt principal, the funding of working capital needs, purchases of fixed assets and repurchases of common stock (which have been temporarily suspended). Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables. Historically, sales have tended to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities have been most prevalent just before the end of the year, and have caused our working capital requirements to be higher from the end of the third quarter to the end of the first quarter of the following year.

The pandemic and the governmental responses to it have had a material adverse effect on our cash flows. In the future, we expect that COVID-19 will continue to have such an impact at least until medical and dental offices begin to re-open. Due to the significant uncertainty surrounding the future impact of COVID-19, the extent of the potential impact cannot be reasonably estimated at this time.

As part of a broad-based effort to support plans for the long-term health of Henry Schein’s business and to strengthen the Company’s financial flexibility, Henry Schein has implemented cost reduction measures that include certain reductions in payroll, substantially decreasing capital expenditures, reducing planned corporate spending and eliminating certain non-strategic targeted expenditures. As the COVID-19 pandemic continues to unfold, the Company will continue to evaluate appropriate actions for its business.

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

Net cash from continuing operations provided by operating activities was $90.8 million for the three months ended March 28, 2020, compared to net cash from continuing operations provided by operating activities of $133.3 million for the comparable prior year period. The net change of $42.5 million was primarily attributable to decreased distributions from equity affiliates, partially offset by increased net income, and increases in working capital requirements. The decrease in distributions from equity affiliates is the result of having sold our equity investment in Hu-Friedy Mfg. Co., LLC in the fourth quarter of 2019.

Net cash from continuing operations used in investing activities was $65.6 million for the three months ended March 28, 2020, compared to $596.5 million for the comparable prior year period. The net change of $530.9 million was primarily attributable to decreased payments for equity investments and business acquisitions.

Net cash from continuing operations provided by financing activities was $491.6 million for the three months ended March 28, 2020, compared to net cash provided by financing activities of $484.1 million for the comparable prior year period. The net change of $7.4 million was primarily due to increased bank borrowings and proceeds from issuance of long-term debt, reduced payments to Henry Schein Animal Health Business and decreased repurchases of our common stock, partially offset by proceeds received during the prior year related to the Animal Health Spin-off and a reduction in proceeds from noncontrolling subsidiaries.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 28,	December 28,
	2020	2019
Cash and cash equivalents	$617,368	$106,097
Working capital (1)	1,413,271	1,188,133

Debt:
Bank credit lines	$381,899	$23,975
Current maturities of long-term debt	109,507	109,849
Long-term debt	865,821	622,908
Total debt	$1,357,227	$756,732

Leases:
Current operating lease liabilities	$63,150	$65,349
Non-current operating lease liabilities	162,981	176,267

(1)	Includes $438 million and $127 million of accounts receivable which serve as security for U.S. trade accounts receivable securitization at March 28, 2020 and December 28, 2019 respectively.

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 45.9 days as of March 28, 2020 from 45.7 days as of March 30, 2019. During the three months ended March 28, 2020, we wrote off approximately $1.2 million of fully reserved accounts receivable against our trade receivable reserve. Our inventory turns from operations increased to 4.9 as of March 28, 2020 from 4.6 as of March 30, 2019. Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

Bank credit lines consisted of the following:

	March 28,	December 28,
	2020	2019
Revolving credit agreement	$250,000	$-
Other short-term bank credit lines	131,899	23,975
Total	$381,899	$23,975

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”) which matures in April 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect the LIBOR rate to be discontinued at some point during 2021, which will require an amendment to our debt agreements to reflect a new reference rate. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or to materially affect our interest expense. The Credit Agreement also requires, among other things, that we maintain maximum leverage ratios. Additionally, the Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of March 28, 2020 and December 28, 2019, the borrowings on this revolving credit facility were $250.0 million and $0.0 million, respectively. As of March 28, 2020 and December 28, 2019, there were $9.4 million and $9.6 million of letters of credit, respectively, provided to third parties under the credit facility.

On April 17, 2020, we amended the Credit Agreement to, among other things, (i) modify the financial covenant from being based on total leverage ratio to net leverage ratio, (ii) adjust the pricing grid to reflect the net leverage ratio calculation, and (iii) increase the maximum maintenance leverage ratio through March 31, 2021.

Other Short-Term Credit Lines

As of March 28, 2020 and December 28, 2019, we had various other short-term bank credit lines available, of which $131.9 million and $24 million, respectively, were outstanding. At March 28, 2020 and December 28, 2019, borrowings under all of our credit lines had a weighted average interest rate of 1.59% and 3.45%, respectively.

The increase in the level of borrowings under our revolving credit agreement and our other short-term credit lines as of March 28, 2020 was attributable to our desire to increase cash levels due to the impact of the COVID-19 pandemic.

The decrease, during the quarter ended March 28, 2020, in the weighted average interest rate under all of our credit lines was attributable to the Federal Reserve lowering borrowing rates during March of 2020, in response to the COVID-19 pandemic.

On April 17, 2020, we entered into a new $700 million 364-day credit agreement, with JPMorgan Chase Bank, N.A. and U.S. Bank National Association as joint lead arrangers and joint bookrunners. This facility matures on April 16, 2021. At the time of closing of this facility, we were fully drawn on the $500 million term loan portion of the facility. We have the ability to borrow the remaining $200 million on a revolving basis as needed, subject to the terms and conditions of the credit agreement. The interest rate for borrowings under this facility will fluctuate based on net leverage ratio. The proceeds from this facility can be used for working capital requirements and general corporate purposes, including, but not limited to, permitted refinancing of existing indebtedness.

Long-term debt

Long-term debt consisted of the following:

	March 28,	December 28,
	2020	2019
Private placement facilities	$614,188	$621,274
U.S. trade accounts receivable securitization	350,000	100,000
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2024 at interest rates
ranging from 2.62% to 9.75% at March 28,2020 and
ranging from 2.56% to 10.50% at December 28,2019	5,060	6,089
Finance lease obligations (see Note 7)	6,080	5,394
Total	975,328	732,757
Less current maturities	(109,507)	(109,849)
Total long-term debt	$865,821	$622,908

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

The components of our private placement facility borrowings as of March 28, 2020 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	14,286	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(98)
	$614,188

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

During April 2020, we took certain steps to lock-in a lower interest rate to refinance our $100 million private placement borrowing at 3.79%, coming due on September 2, 2020 with a similar 10 year borrowing at 2.35% maturing on September 2, 2030.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, is scheduled to expire on April 29, 2022. As of March 28, 2020 and December 28, 2019, the borrowings outstanding under this securitization facility were $350 million and $100 million, respectively. At March 28, 2020, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.85% plus 0.75%, for a combined rate of 2.60%. At December 28, 2019, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.90% plus 0.75%, for a combined rate of 2.65%.

If our accounts receivable collection pattern changes due to customers either paying late or not making payments, our ability to borrow under this facility may be reduced.

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

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment. Our leases have remaining terms of less than one year to 15 years, some of which may include options to extend the leases for up to 10 years. As of March 28, 2020, our right-of-use assets related to operating leases were $215.1 million and our current and non-current operating lease liabilities were $63.2 million and $163 million, respectively.

Stock Repurchases

From March 3, 2003 through March 28, 2020, we repurchased $3.6 billion, or 75,563,289 shares, under our common stock repurchase programs, with $201.2 million available as of March 28, 2020 for future common stock share repurchases.

As a result of the COVID-19 pandemic, on April 6, 2020, we announced a temporary suspension of our share repurchase program in an effort to preserve cash and exercise caution during this uncertain period.

Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the Redeemable noncontrolling interests for the three months ended March 28, 2020 and the year ended December 28, 2019 are presented in the following table:

	March 28,	December 28,
	2020	2019
Balance, beginning of period	$287,258	$219,724
Decrease in redeemable noncontrolling interests due to
redemptions	(12,636)	(2,270)
Increase in redeemable noncontrolling interests due to
business acquisitions	23,317	74,865
Net income attributable to redeemable noncontrolling interests	2,839	14,838
Dividends declared	(2,553)	(10,264)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(13,027)	(2,335)
Change in fair value of redeemable securities	(13,072)	(7,300)
Balance, end of period	$272,126	$287,258

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. Any adjustments to these accrual amounts are recorded in our consolidated statement of income. For the three months ended March 28, 2020 and March 30, 2019, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Noncontrolling Interests

Noncontrolling interests represent our less than 50% ownership interest in an acquired subsidiary. Our net income is reduced by the portion of the subsidiaries net income that is attributable to noncontrolling interests.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 28, 2019, except accounting policies adopted as of December 29, 2019, which are discussed in Note 3 of the Notes to Consolidated Financial Statements included in Item 1.

Our financial results for the three months ended March 28, 2020 were affected by certain estimates we made due to the adverse business environment brought on by the COVID-19 pandemic. For example, we recorded incremental bad debt reserves of approximately $10 million for our global dental business. We also recognized a net credit of approximately $17.5 million in stock-based compensation expense during the quarter due to our current estimate that no performance shares granted in 2018, 2019 or 2020 will ultimately vest. Additionally, we recorded total impairment charges of approximately $6.1 million during the quarter related to prepaid royalty expenses and a customer relationship intangible asset. Although our selling, general and administrative expenses for the three months ended March 28, 2020 represent management's best estimates and assumptions that affect the reported amounts, our judgment could change in the future due to the significant uncertainty surrounding the macroeconomic effect of the COVID-19 pandemic.

Accounting Standards Update

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 3 of the Notes to Consolidated Financial Statements included under Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 28, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 28, 2020 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of acquisitions and continued acquisition integrations undertaken during the quarter and carried over from prior quarters as well as changes to the operating methods of some of our internal controls over financial reporting due to the COVID-19 pandemic, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended March 28, 2020, we completed the acquisition of a dental business in Europe having approximate aggregate annual revenues of $25 million. In addition, post-acquisition integration related activities continued for our global dental and North American medical businesses acquired during prior quarters, representing aggregate annual revenues of approximately $368 million. These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition.

All acquisitions and continued acquisition integrations involved necessary and appropriate change-management controls that are considered in our quarterly assessment of the design and operating effectiveness of our internal control over financial reporting.

As a result of a combination of governmental imposed and Company directed closures of some of our facilities due to the COVID-19 pandemic, we have had to make changes to the operating methods of some of our internal controls. For example, moving from manual sign-offs / in-person meetings to electronic sign-offs and electronic communications such as email and telephonic / or video conference due to out-of-office working arrangements. However, the design of our internal control framework / objectives over financial reporting is unchanged and the Company does not believe that these changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay. On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration. On June 10, 2013, Archer moved for reconsideration before the District Court judge. On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay. Defendants appealed the District Court’s order. On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration. On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings consistent with the Supreme Court’s opinion. On April 2, 2019, the District Court stayed the proceeding in the trial court pending resolution by the Fifth Circuit. The Fifth Circuit heard oral argument on May 1, 2019 on whether the case should be arbitrated. The Fifth Circuit issued its opinion on August 14, 2019 affirming the District Court’s order denying defendants’ motions to compel arbitration. Defendants filed a petition for rehearing en banc before the Fifth Circuit. The Fifth Circuit denied that petition. On October 1, 2019, the District Court set the case for trial on February 3, 2020, which was subsequently moved to January 29, 2020. On January 24, 2020 the Supreme Court granted our motion to stay the District Court proceedings, pending the disposition of our petition for writ of certiorari, which was filed on January 31, 2020. Archer conditionally cross petitioned for certiorari on an arbitration issue on March 2, 2020. Patterson and the Danaher Defendants settled with Archer and they have been dismissed from the case with prejudice. Benco is still a defendant and filed a notice of joinder in Henry Schein’s motion to compel arbitration with the District Court. We intend to defend ourselves vigorously against this action.

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Stanley M. Bergman and Steven Paladino in the U.S. District Court for the Eastern District of New York, Case No. 1:18-cv-01428. The complaint sought to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”). The complaint alleged, among other things, that the defendants had made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period, thereby causing the plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities. Those alleged statements included matters relating to the issues in the In re Dental Supplies Antitrust Litigation, which Henry Schein settled and which the court dismissed in June 2019, and in the United States Federal Trade Commission (“FTC”) administrative proceeding, in which an administrative law judge ruled in Henry Schein’s favor in October 2019 after a trial, as described in our prior filings with the SEC. The complaint sought unspecified monetary damages and a jury trial. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), the court appointed lead plaintiff and lead counsel on June 22, 2018 and recaptioned the putative class action as In re Henry Schein, Inc. Securities Litigation, under the same case number. Lead plaintiff filed a consolidated class action complaint on September 14, 2018. The consolidated class action complaint asserts similar claims against the same defendants (plus Timothy Sullivan) on behalf of the same putative class of purchasers during the Class Period. It alleges that Henry Schein’s stock price was inflated during that period because Henry Schein had misleadingly portrayed its dental-distribution business “as successfully producing excellent profits while operating in a highly competitive environment” even though, “in reality, [Henry Schein] had engaged for years in collusive and anticompetitive practices in order to maintain Schein’s margins, profits, and market share.” The complaint alleges that the stock price started to fall from August 8, 2017, when the company announced below-expected financial performance that allegedly “revealed that Schein’s poor results were a product of abandoning prior attempts to inflate sales volume and margins through anticompetitive collusion,” through February 13, 2018, after the FTC filed a complaint against Benco, Henry Schein and Patterson alleging that they violated U.S. antitrust laws. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 and Section 20(a) of the Exchange Act. On September 27, 2019, the court issued a decision partially granting and partially denying defendants’ motion to dismiss the securities action. The court dismissed all claims against Messrs. Bergman and Paladino as well as the Section 10(b) claim against Henry Schein to the extent that that claim relied on the Company’s financial results and margins to allege a material misstatement or omission. The court also dismissed the Section 10(b) claim against Henry Schein to the extent that it relied on the Company’s August 8, 2017 disclosure to allege loss causation. The court otherwise denied the motion as to Henry Schein and Mr. Sullivan. Henry Schein and Mr. Sullivan moved for partial reconsideration of the court’s decision. Pursuant to all parties’ request, the court temporarily took the motion off the calendar after it was fully briefed. The parties later agreed to resolve this matter in exchange for a cash payment of $35 million, which will be covered by the Company’s insurance and will have no earnings impact to the Company. The proposed settlement is subject to various conditions, including court approval. Lead plaintiff filed a motion seeking preliminary approval of the proposed settlement on April 30, 2020.

On May 3, 2018, a purported class action complaint, Marion Diagnostic Center, LLC, et al. v. Becton, Dickinson, and Co., et al., Case No. 3:18-cv-010509, was filed in the U.S. District Court for the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Premier, Inc. (“Premier”), Vizient, Inc. (“Vizient”), Cardinal Health, Inc. (“Cardinal”), Owens & Minor Inc. (“O&M”), Henry Schein, Inc., and Unnamed Becton Distributor Co-Conspirators. The complaint alleges that the defendants entered into a vertical conspiracy to force health care providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and inflate the prices of certain Becton products to above-competitive levels. The named plaintiffs seek to represent three separate classes consisting of all health care providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Premier, Vizient, Cardinal, O&M or Henry Schein on or after May 3, 2014. The complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, treble damages, reasonable attorneys’ fees and costs and expenses, and pre-judgment and post-judgment interest. On June 15, 2018, an amended complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as a defendant. On November 30, 2018, the District Court granted defendants’ motion to dismiss and entered a final judgment, dismissing plaintiffs’ complaint with prejudice. On December 27, 2018, plaintiffs appealed the District Court’s decision to the Seventh Circuit Court of Appeals. The parties argued the appeal on September 27, 2019. On March 5, 2020, the Seventh Circuit Court of Appeals reversed the District Court’s decision. The Seventh Circuit held that plaintiffs failed to adequately allege the necessary conspiracy by the defendants, but should be provided an opportunity to amend their complaint. The Seventh Circuit vacated the District Court’s judgment, and remanded the case for further proceedings consistent with its opinion. Plaintiffs’ counsel have indicated that they intend to amend their complaint.

On May 29, 2018, an amended complaint was filed in the MultiDistrict Litigation (“MDL”) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) in an action entitled The County of Summit, Ohio et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45090-DAP (“County of Summit Action”), in the U.S. District Court for the Northern District of Ohio, adding Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others as defendants. Summit County alleges that manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc. and Henry Schein Medical Systems, Inc.) reaped financial rewards by refusing or otherwise failing to monitor appropriately and restrict the improper distribution of those drugs. On October 29, 2019, the Company was dismissed with prejudice from this lawsuit. Henry Schein, working with Summit County, donated $1 million to a foundation and paid $250,000 of Summit County’s expenses, as described in our prior filing with the SEC.

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have currently been named as a defendant in multiple lawsuits (currently less than one-hundred and twenty-five (125)), which allege claims similar to those alleged in the County of Summit Action. At this time, the only cases set for trial are the action filed by Tucson Medical Center et al., which is currently scheduled for a 30-day trial beginning on June 1, 2021, and the action filed by West Virginia University Hospitals, Inc. et al., which is currently scheduled for a non-jury liability trial on Plaintiffs’ public nuisance claims on March 22, 2021. These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL. Of Henry Schein’s 2019 revenue of approximately $10 billion from continuing operations, sales of opioids represented less than one-tenth of 1 percent. Opioids represent a negligible part of our business. We intend to defend ourselves vigorously against these actions.

On January 29, 2019, a purported class action complaint was filed by R. Lawrence Hatchett, M.D. against Henry Schein, Inc., Patterson Co., Inc., Benco Dental Supply Co., and unnamed co-conspirators in the U.S. District Court for the Southern District of Illinois. The complaint alleges that members of the proposed class suffered antitrust injury due to an unlawful boycott, price-fixing or otherwise anticompetitive conspiracy among Henry Schein, Patterson and Benco. The complaint alleges that the alleged conspiracy overcharged Illinois dental practices, orthodontic practices and dental laboratories on their purchase of dental supplies, which in turn passed on some or all of such overcharges to members of the class. Subject to certain exclusions, the complaint defines the class as “all persons residing in Illinois purchasing and/or reimbursing for dental care provided by independent Illinois dental practices purchasing dental supplies from the defendants, or purchasing from buying groups purchasing these supplies from the defendants, on or after January 29, 2015.” The complaint alleges violations of the Illinois Antitrust Act, 740 Ill. Comp. Stat. §§ 10/3(2), 10/7(2), and seeks a permanent injunction, actual damages to be determined at trial, trebled, reasonable attorneys’ fees and costs, and pre- and post-judgment interest. On February 13, 2020, the court granted our motion to dismiss for lack of standing, and dismissed the action with prejudice. The time to appeal the Seventh Circuit’s decision in favor of defendants has passed.

On September 30, 2019, the City of Hollywood Police Officers Retirement System, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Covetrus, Inc., and Benjamin Shaw and Christine Komola (Covetrus’s then Chief Executive Officer and Chief Financial Officer, respectively) in the U.S. District Court for the Eastern District of New York, Case No. 2:19-cv-05530-FB-RLM. The complaint seeks to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased or otherwise acquired Covetrus common stock from February 8, 2019 through August 12, 2019. The case relates to the Animal Health Spin-off and Merger of the Henry Schein Animal Health Business with Vets First Choice in February 2019. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and asserts that defendants’ statements in the offering documents and after the transaction were materially false and misleading because they purportedly overstated Covetrus’s capabilities as to inventory management and supply-chain services, understated the costs of integrating the Henry Schein Animal Health Business and Vets First Choice, understated Covetrus’s separation costs from Henry Schein, and understated the impact on earnings from online competition and alternative distribution channels and from the loss of an allegedly large customer in North America just before the Separation and Merger. The complaint seeks unspecified monetary damages and a jury trial. Pursuant to the provisions of the PSLRA, the court appointed lead plaintiff and lead counsel on December 23, 2019. Lead plaintiff filed a Consolidated Class Action Complaint on February 21, 2020. Lead plaintiff added Steve Paladino, our Chief Financial Officer, as a defendant in the action. We intend to defend ourselves vigorously against this action.

On November 15, 2019, Frank Finazzo filed a putative shareholder derivative action on behalf of Henry Schein, Inc. against various present and former directors and officers of Henry Schein in the U.S. District Court for the Eastern District of New York, Case No. 1:19-cv-6485-LDH-JO. The named defendants in the action are Stanley M. Bergman, Steven Paladino, Timothy J. Sullivan, Barry J. Alperin, Lawrence S. Bacow, Gerald A. Benjamin, James P. Breslawski, Paul Brons, Shira Goodman, Joseph L. Herring, Donald J. Kabat, Kurt Kuehn, Philip A. Laskawy, Anne H. Margulies, Karyn Mashima, Norman S. Matthews, Mark E. Mlotek, Carol Raphael, E. Dianne Rekow, Bradley T. Sheares, and Louis W. Sullivan, with Henry Schein named as a nominal defendant. The

Complaint asserts claims under the federal securities laws and state law relating to the allegations in the antitrust actions, the In re Henry Schein, Inc. Securities Litigation, and the City of Hollywood securities class action described above. The complaint seeks declaratory, injunctive, and monetary relief on behalf of Henry Schein. On January 6, 2020, counsel who filed the Finazzo case filed another, virtually identical putative shareholder derivative action on behalf of Henry Schein against the same defendants, asserting the same claims and seeking the same relief. That case, captioned Mark Sloan v. Stanley M. Bergman, et al., is also pending in the U.S. District Court for the Eastern District of New York, Case No. 1:20-cv-0076. On January 24, 2020, the court consolidated the Finazzo and Sloan cases under the new caption In re Henry Schein, Inc. Derivative Litigation, No. 1:19-cv-06485-LDH-JO, and appointed the counsel in these cases as co-lead counsel for the consolidated action. The parties agreed to a resolution of this matter subject to various conditions, including court approval. The contemplated settlement, if finally approved, would involve the adoption of certain procedures but would not involve the payment of any money except a fee to the plaintiffs’ attorneys that is immaterial. The plaintiffs filed the proposed settlement with the court on April 30, 2020 to seek preliminary approval.

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

As of March 28, 2020, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in item 1A. "Risk factors" in our Annual Report on Form 10-K for the year ended December 28, 2019, and the risk factor included in our Annual Report entitled “The coronavirus may materially adversely affect our results” as we have updated below.

The recent COVID-19 pandemic and the responses of governments to it has had a material adverse effect on our business, results of operations and cash flows. In the future, we expect that the COVID-19 pandemic will continue to have such impacts at least until medical and dental offices begin to re-open, and may result in a material adverse effect on our financial condition and liquidity. Furthermore, in the future, our business, results of operations, cash flows, financial condition and liquidity may be negatively impacted by the effects of other disease outbreaks, epidemics, pandemics, or similar wide spread public health concerns and other natural disasters.

The COVID-19 pandemic is impacting worldwide economic activity, starting in China and Italy, then spreading to other regions of the world, including the United States. The Company operates in 31 countries around the world, including the United States, Italy and China. The pandemic and the governmental responses to it have had a material adverse effect on our business, results of operations and cash flows. In the future, we expect that the COVID-19 pandemic will continue to have such impacts at least until medical and dental offices begin to re-open, and may result in a material adverse effect on our financial condition and liquidity. The Company has already withdrawn its earnings guidance for its 2020 fiscal year in light of the impacts and potential impacts of the COVID-19 pandemic.

The impacts and potential impacts from the COVID-19 pandemic include, but are not limited to:

• Significant reductions in demand or significant volatility in demand for one or more of our products. For example, many dental offices in the United States have been performing only emergency procedures, and rescheduling wellness exams and elective procedures. Dental offices in other countries such as China also have experienced closures or restricted operations, as have medical offices around the world. Such closures and restrictions impact our customers’ spending with us, which has had a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity;

• Shortage of Personal Protective Equipment (PPE). Supply chain disruptions for PPE and an increased demand for these products has resulted, and may continue to result, in backorders of PPE and a potential scarcity in raw materials to make PPE. Prices for PPE have also increased. We may not be able to supply our customers with the quantity of PPE products they demand. More generally, healthcare professionals’ ability to obtain sufficient quantity of PPE from us and other suppliers could further delay the opening of healthcare offices or the capacity at such offices, which could result in the furtherance of the current material adverse impacts on our business, results of operations and cash flows, and could materially adversely affect our financial condition and liquidity.

• Reduction in Peoples’ Ability and Willingness to be in Public. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of COVID-19, including business closures and restrictions, stay-at-home and social distancing ordinances and similar measures. These restrictions may reduce people’s ability, and even when lifted may reduce their willingness, to go to elective medical and dental appointments, which could continue to materially adversely affect demand for our products. A lengthened period of low demand would result in the furtherance of the current material adverse impacts on our business, results of operations and cash flows and could materially adversely affect our financial condition and liquidity;

• Potential delays in customer payments, or defaults on our customer credit arrangements. We generally sell products to customers with payment terms. If customers’ cash flows or operating and financial performance deteriorate, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us. Likewise, for similar reasons suppliers may restrict credit or impose more stringent payment terms. Any inability of current and/or potential customers to pay us for our products and/or services or any demands by suppliers for more stringent payment terms may materially adversely affect our business, results of operations, cash flows, financial condition and liquidity and may limit the amounts we can borrow under our trade accounts receivable securitization;

• Failure of third parties to meet their obligations to the Company. Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors (including third party shippers), banks, joint venture partners and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, or by travel restrictions and border closures, may materially adversely affect our business, results of operations, cash flows, financial condition and liquidity;

• Negative impact on our workforce and impact of remote working. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees. Currently, some of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to efficiently operate our business;

• Significant changes in the political conditions. Significant changes in the political conditions in markets in which we purchase and distribute our products have occurred and are expected to continue at least during the pendency of the pandemic, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise restrict the operations of our business partners, suppliers, or customers, which may materially adversely affect our business, results of operations, cash flows, financial condition and liquidity;

• Potential impact on our ability to meet obligations under credit facilities. Potential impact on our ability to meet our obligations under credit facilities or outstanding long term debt, which contain maximum leverage ratios, customary representations, warranties and affirmative covenants;

• Disruptions in the financial markets. Disruptions in the financial markets may materially adversely affect the availability and cost of credit to us;

• Refocusing management resources to mitigate effects of COVID-19. Our management is focused on mitigating the effects of COVID-19 which has required, and will likely continue to require for the duration of the pandemic, a large investment of time and resources across the Company, and may delay certain strategic and other plans which could materially adversely affect our business; and

• Reputational risk associated with response to COVID-19. If we do not respond appropriately to the COVID-19 pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brands, which could materially adversely affect our business.

More generally, in the future our business, results of operations, cash flows, financial condition and liquidity may be negatively impacted by the effects of other disease outbreaks, epidemics, pandemics, similar wide spread public health concerns, and other natural disasters.

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

As of March 28, 2020, we had repurchased approximately $3.6 billion of common stock (75,563,289 shares) under these initiatives, with $201.2 million available for future common stock share repurchases.

As a result of the COVID-19 pandemic, on April 6, 2020, we announced a temporary suspension of our share repurchase program in an effort to preserve cash and exercise caution in this uncertain period.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended March 28, 2020.

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
12/29/19 through 2/1/2020	-	$-	-	3,988,980
02/02/20 through 02/29/20	350,000	65.08	350,000	4,138,837
03/01/20 through 03/28/20	850,000	60.01	850,000	4,024,225
	1,200,000		1,200,000

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

ITEM 5. OTHER INFORMATION

On May 2, 2020, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company approved amendments to the Henry Schein, Inc. Supplemental Executive Retirement Plan (“SERP”) and the Henry Schein, Inc. Deferred Compensation Plan (“DCP”). The Company’s executive officers are eligible to participate in both plans.

Supplemental Executive Retirement Plan

The SERP amendment (i) clarifies the Compensation Committee’s ability to change the contribution percentage under the plan during a plan year, effective as of January 1, 2020, and (ii) suspends all contributions to the SERP, effective July 1, 2020.

Deferred Compensation Plan

The DCP amendment provides for a participant to apply to cancel his or her deferral election under the plan mid-year in the event of an unforeseeable emergency or in the event that he or she receives a hardship distribution under the Henry Schein, Inc. 401(k) Savings Plan, in each case a permitted under Section 409A of the Internal Revenue Code of 1986, as amended.

The above summary is qualified in its entirely by the forms of SERP amendment and DCP amendment that are attached hereto as Exhibits 10.3 and 10.4, respectively and incorporated by reference.

ITEM 6. EXHIBITS

Exhibits.

10.1

Credit Agreement, dated as of April 17, 2020, among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, and U.S. Bank National Association, as joint lead arranger and joint bookrunner. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2020.)

10.2

Second Amendment, dated as of April 17, 2020, among us, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 20, 2020.)

10.3	Amendment Number Two to the Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014.**+
10.4	Amendment Number Six to the Henry Schein, Inc. Deferred Compensation Plan.**+
10.5	Voluntary Salary Waiver effective April 6, 2020, by and between Henry Schein, Inc. and Stanley M. Bergman.**+
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104	The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in Inline XBRL (included within Exhibit 101 attachments).+

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

Dated: May 5, 2020