Form 10-Q
period 2020-06-27
HENRY SCHEIN INC
filed 2020-08-04
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

or

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

As of July 27, 2020, there were 142,767,758 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 27,	December 28,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$296,110	$106,097
Accounts receivable, net of reserves of $80,825 and $60,002	1,101,201	1,246,246
Inventories, net	1,406,719	1,428,799
Prepaid expenses and other	605,176	445,360
Total current assets	3,409,206	3,226,502
Property and equipment, net	335,898	329,645
Operating lease right-of-use assets, net	211,473	231,662
Goodwill	2,471,108	2,462,495
Other intangibles, net	527,875	572,878
Investments and other	362,565	327,919
Total assets	$7,318,125	$7,151,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$734,957	$880,266
Bank credit lines	503,178	23,975
Current maturities of long-term debt	109,587	109,849
Operating lease liabilities	61,710	65,349
Accrued expenses:
Payroll and related	212,178	265,206
Taxes	210,439	165,171
Other	475,192	528,553
Total current liabilities	2,307,241	2,038,369
Long-term debt	515,802	622,908
Deferred income taxes	56,925	64,989
Operating lease liabilities	163,342	176,267
Other liabilities	374,045	331,173
Total liabilities	3,417,355	3,233,706

Redeemable noncontrolling interests	279,225	287,258
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 480,000,000 shares authorized,
142,438,127 outstanding on June 27, 2020 and
143,353,459 outstanding on December 28, 2019	1,424	1,434
Additional paid-in capital	16,475	47,768
Retained earnings	3,172,439	3,116,215
Accumulated other comprehensive loss	(199,251)	(167,373)
Total Henry Schein, Inc. stockholders' equity	2,991,087	2,998,044
Noncontrolling interests	630,458	632,093
Total stockholders' equity	3,621,545	3,630,137
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$7,318,125	$7,151,101

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

Net sales	$1,684,399	$2,447,827	$4,113,270	$4,808,095
Cost of sales	1,230,105	1,680,396	2,912,937	3,288,974
Gross profit	454,294	767,431	1,200,333	1,519,121
Operating expenses:
Selling, general and administrative	445,793	593,218	1,013,180	1,167,826
Restructuring costs	15,934	11,925	20,721	16,566
Operating income (loss)	(7,433)	162,288	166,432	334,729
Other income (expense):
Interest income	1,997	3,654	5,187	8,425
Interest expense	(10,486)	(12,785)	(18,298)	(29,086)
Other, net	(291)	(1,416)	(511)	(1,835)
Income (loss) from continuing operations before taxes,
equity in earnings of affiliates and noncontrolling interests	(16,213)	151,741	152,810	312,233
Income tax benefit (expense)	950	(35,880)	(36,960)	(75,362)
Equity in earnings of affiliates	1,411	5,556	4,145	8,186
Net income (loss) from continuing operations	(13,852)	121,417	119,995	245,057
Income (loss) from discontinued operations, net of tax	585	(2,221)	303	(11,217)
Net income (loss)	(13,267)	119,196	120,298	233,840
Less: Net (income) loss attributable to noncontrolling interests	2,470	(4,664)	(834)	(9,891)
Plus: Net loss attributable to noncontrolling interests
from discontinued operations	-	-	-	366
Net income (loss) attributable to Henry Schein, Inc.	$(10,797)	$114,532	$119,464	$224,315
Amounts attributable to Henry Schein Inc.:
Continuing operations	$(11,382)	$116,753	$119,161	$235,166
Discontinued operations	585	(2,221)	303	(10,851)
Net income (loss) attributable to Henry Schein, Inc.	$(10,797)	$114,532	$119,464	$224,315

Earnings (loss) per share from continuing operations attributable to Henry Schein, Inc.:

Basic	$(0.08)	$0.79	$0.84	$1.58
Diluted	$(0.08)	$0.78	$0.84	$1.56

Loss per share from discontinued operations attributable to Henry Schein, Inc.:

Basic	$-	$(0.01)	$-	$(0.07)
Diluted	$-	$(0.01)	$-	$(0.07)

Earnings (loss) per share attributable to Henry Schein, Inc.:

Basic	$(0.08)	$0.77	$0.84	$1.50
Diluted	$(0.08)	$0.77	$0.84	$1.49

Weighted-average common shares outstanding:
Basic	142,350	148,148	142,654	149,310
Diluted	142,350	149,423	142,654	150,560

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

Net income (loss)	$(13,267)	$119,196	$120,298	$233,840

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	34,408	10,107	(54,904)	16,709

Unrealized gain (loss) from foreign currency hedging
activities	(4,989)	958	10,154	(323)

Unrealized investment gain (loss)	2	3	(7)	6

Pension adjustment gain (loss)	(225)	(285)	499	432

Other comprehensive income (loss), net of tax	29,196	10,783	(44,258)	16,824
Comprehensive income	15,929	129,979	76,040	250,664
Comprehensive income (loss) attributable to noncontrolling
interests:
Net (income) loss	2,470	(4,664)	(834)	(9,525)
Foreign currency translation (gain) loss	(799)	(849)	12,380	(1,405)
Comprehensive (income) loss attributable to noncontrolling
interests	1,671	(5,513)	11,546	(10,930)

Comprehensive income attributable to Henry Schein, Inc.	$17,600	$124,466	$87,586	$239,734

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 28, 2020	142,433,360	$1,424	$17,565	$3,183,236	$(227,648)	$631,215	$3,605,792
Net loss (excluding loss of $1,678 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	(10,797)	-	(792)	(11,589)
Foreign currency translation gain (excluding gain of $751
attributable to Redeemable noncontrolling interests)	-	-	-	-	33,609	48	33,657
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $1,744	-	-	-	-	(4,989)	-	(4,989)
Unrealized investment gain, net of tax of $1	-	-	-	-	2	-	2
Pension adjustment loss, net of tax benefit of $125	-	-	-	-	(225)	-	(225)
Dividends paid	-	-	-	-	-	(8)	(8)
Purchase of noncontrolling interests	-	-	-	-	-	(9)	(9)
Change in fair value of redeemable securities	-	-	(7,489)	-	-	-	(7,489)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	4	4
Stock-based compensation expense	7,033	-	5,156	-	-	-	5,156
Shares withheld for payroll taxes	(2,266)	-	(132)	-	-	-	(132)
Settlement of stock-based compensation awards	-	-	(273)	-	-	-	(273)
Separation of Animal Health business	-	-	1,648	-	-	-	1,648
Balance, June 27, 2020	142,438,127	$1,424	$16,475	$3,172,439	$(199,251)	$630,458	$3,621,545

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, March 30, 2019	148,996,092	$1,490	$86,128	$2,859,182	$(149,878)	$617,751	$3,414,673
Cumulative impact of adopting new accounting standards	-	-	-	(274)	-	-	(274)
Net income (excluding $3,135 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	114,532	-	1,529	116,061
Foreign currency translation gain (excluding gain of $1,027
attributable to Redeemable noncontrolling interests)	-	-	-	-	9,258	(178)	9,080
Unrealized gain from foreign currency hedging activities,
net of tax of $293	-	-	-	-	958	-	958
Unrealized investment gain, net of tax of $0	-	-	-	-	3	-	3
Pension adjustment loss, including tax benefit of $95	-	-	-	-	(285)	-	(285)
Dividends paid	-	-	-	-	-	(146)	(146)
Other adjustments	-	-	(2)	-	-	-	(2)
Change in fair value of redeemable securities	-	-	6,692	-	-	-	6,692
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	(19)	(19)
Repurchase and retirement of common stock	(1,182,210)	(12)	(3,717)	(73,053)	-	-	(76,782)
Stock-based compensation expense	11,658	-	12,662	-	-	-	12,662
Shares withheld for payroll taxes	(1,694)	-	(123)	-	-	-	(123)
Settlement of stock-based compensation awards	-	-	32	-	-	-	32
Separation of Animal Health business	-	-	(36,316)	-	-	-	(36,316)
Balance, June 29, 2019	147,823,846	$1,478	$65,356	$2,900,387	$(139,944)	$618,937	$3,446,214

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 28, 2019	143,353,459	$1,434	$47,768	$3,116,215	$(167,373)	$632,093	$3,630,137
Cumulative impact of adopting new accounting standards	-	-	-	(412)	-	-	(412)
Net income (excluding $1,161 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	119,464	-	(327)	119,137
Foreign currency translation loss (excluding loss of $12,276
attributable to Redeemable noncontrolling interests)	-	-	-	-	(42,524)	(104)	(42,628)
Unrealized gain from foreign currency hedging activities,
net of tax of $3,346	-	-	-	-	10,154	-	10,154
Unrealized investment loss, net of tax benefit of $1	-	-	-	-	(7)	-	(7)
Pension adjustment gain, net of tax of $199	-	-	-	-	499	-	499
Dividends paid	-	-	-	-	-	(507)	(507)
Purchase of noncontrolling interests	-	-	(1,597)	-	-	(701)	(2,298)
Change in fair value of redeemable securities	-	-	5,583	-	-	-	5,583
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	4	4
Repurchase and retirement of common stock	(1,200,000)	(12)	(10,949)	(62,828)	-	-	(73,789)
Stock-based compensation expense (credit)	514,443	5	(12,363)	-	-	-	(12,358)
Shares withheld for payroll taxes	(229,775)	(3)	(14,003)	-	-	-	(14,006)
Settlement of stock-based compensation awards	-	-	387	-	-	-	387
Separation of Animal Health business	-	-	1,649	-	-	-	1,649
Balance, June 27, 2020	142,438,127	$1,424	$16,475	$3,172,439	$(199,251)	$630,458	$3,621,545

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 29, 2018	151,401,668	$1,514	$-	$3,208,589	$(248,771)	$580,456	$3,541,788
Cumulative impact of adopting new accounting standards	-	-	-	(274)	-	-	(274)
Net income (excluding $6,513 attributable to Redeemable
noncontrolling interests from continuing operations
and ($366) from discontinued operations)	-	-	-	224,315	-	3,378	227,693
Foreign currency translation gain (loss) (excluding gain of $836 attributable to Redeemable noncontrolling interests
and $592 gain from discontinued operations)	-	-	-	-	15,304	(23)	15,281
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $29	-	-	-	-	(323)	-	(323)
Unrealized investment gain, net of tax of $1	-	-	-	-	6	-	6
Pension adjustment gain, net of tax of $129	-	-	-	-	432	-	432
Dividends paid	-	-	-	-	-	(215)	(215)
Other adjustments	-	-	(4)	-	-	-	(4)
Change in fair value of redeemable securities	-	-	4,200	-	-	-	4,200
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	35,341	35,341
Adjustment for Animal Health Spin-off	87,629	1	-	-	-	-	1
Repurchase and retirement of common stock	(3,705,347)	(37)	(36,203)	(190,542)	-	-	(226,782)
Stock issued upon exercise of stock options	2,526	-	34	-	-	-	34
Stock-based compensation expense	212,535	2	20,095	-	-	-	20,097
Shares withheld for payroll taxes	(175,165)	(2)	(10,566)	-	-	-	(10,568)
Settlement of stock-based compensation awards	-	-	388	-	-	-	388
Share Sale related to Animal Health business	-	-	361,090	-	-	-	361,090
Separation of Animal Health business	-	-	(72,221)	(543,158)	93,408	-	(521,971)
Transfer of charges in excess of capital	-	-	(201,457)	201,457	-	-	-
Balance, June 29, 2019	147,823,846	$1,478	$65,356	$2,900,387	$(139,944)	$618,937	$3,446,214
See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	Six Months Ended
	June 27,	June 29,
	2020	2019
Cash flows from operating activities:
Net income	$120,298	$233,840
Income (loss) from discontinued operations	303	(11,217)
Income from continuing operations	119,995	245,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	96,095	89,355
Stock-based compensation (credit) expense	(12,358)	19,772
Provision for losses on trade and other accounts receivable	28,758	3,976
Provision for (benefit from) deferred income taxes	(32,871)	2,284
Equity in earnings of affiliates	(4,145)	(8,186)
Distributions from equity affiliates	4,220	61,357
Changes in unrecognized tax benefits	1,380	4,435
Other	227	(1,045)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	99,672	(17,452)
Inventories	13,700	86,803
Other current assets	(176,616)	(62,098)
Accounts payable and accrued expenses	(138,900)	(125,472)
Net cash provided by (used in) operating activities from continuing operations	(843)	298,786
Net cash provided by (used in) operating activities from discontinued operations	573	(169,294)
Net cash provided by (used in) operating activities	(270)	129,492
Cash flows from investing activities:
Purchases of fixed assets	(30,588)	(30,708)
Payments related to equity investments and business
acquisitions, net of cash acquired	(37,725)	(622,441)
Proceeds from sale of equity investment	-	10,500
Proceeds from (repayments to) loan to affiliate	(1,729)	15,868
Other	(11,599)	(8,762)
Net cash used in investing activities from continuing operations	(81,641)	(635,543)
Net cash used in investing activities from discontinued operations	-	(2,064)
Net cash used in investing activities	(81,641)	(637,607)
Cash flows from financing activities:
Net change in bank borrowings	479,702	(709,012)
Proceeds from issuance of long-term debt	501,421	741
Principal payments for long-term debt	(609,580)	(9,038)
Debt issuance costs	(3,655)	(391)
Proceeds from issuance of stock upon exercise of stock options	-	34
Payments for repurchases of common stock	(73,789)	(226,782)
Payments for taxes related to shares withheld for employee taxes	(13,713)	(10,527)
Distribution received related to Animal Health Spin-off	-	1,120,000
Proceeds related to Animal Health Share Sale	-	361,090
Proceeds from (distributions to) noncontrolling shareholders	(3,466)	49,398
Acquisitions of noncontrolling interests in subsidiaries	(14,934)	(2,270)
Proceeds from (payments to) Henry Schein Animal Health Business	64	(212,957)
Net cash provided by financing activities from continuing operations	262,050	360,286
Net cash provided by (used in) financing activities from discontinued operations	(573)	150,274
Net cash provided by financing activities	261,477	510,560
Effect of exchange rate changes on cash and cash equivalents from continuing operations	10,447	4,510
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	-	(2,240)
Net change in cash and cash equivalents from continuing operations	190,013	28,039
Net change in cash and cash equivalents from discontinued operations	-	(23,324)
Cash and cash equivalents, beginning of period	106,097	56,885
Cash and cash equivalents, end of period	$296,110	$84,924

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

For the consolidated VIE, the trade accounts receivable transferred to the VIE are pledged as collateral to the related debt. The creditors have recourse to us for losses on these trade accounts receivable. At June 27, 2020 and December 28, 2019, trade accounts receivable that can only be used to settle obligations of this VIE were $0 million and $127 million, respectively, and the liabilities of the VIE where the creditors have recourse to us were $0 million and $100 million, respectively.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 27, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 26, 2020.

In March 2020, the World Health Organization declared the Novel Coronavirus Disease 2019 (“COVID-19”) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries have implemented business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat the pandemic, which significantly impacted global business and dramatically reduced demand for dental products and certain medical products in the second quarter and year-to-date of 2020.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Our consolidated financial statements reflect estimates and assumptions made by us that affect, among other things, our goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; hedging activity; vendor rebates; measurement of compensation cost for certain share-based performance awards and cash bonus plans; and pension plan assumptions. Due to the significant uncertainty surrounding the future impact of COVID-19, our judgments regarding estimates and impairments could change in the future. In addition, the impact of COVID-19 had a material adverse effect on our business, results of operations and cash flows in the second quarter and year-to-date of 2020. In the latter half of the second quarter, dental and medical practices began to re-open worldwide. However, patient volumes are below pre-COVID-19 levels and a number of regions in the U.S and certain international geographies are experiencing an uptick in COVID-19 cases. As such, there is an ongoing risk that the COVID-19 pandemic will continue to have a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Summarized financial information for our discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

Net sales	$-	$-	$-	$319,522
Cost of goods sold	-	-	-	260,097
Gross profit	-	-	-	59,425
Selling, general and administrative	80	2,056	456	66,950
Operating loss	(80)	(2,056)	(456)	(7,525)
Income tax expense (benefit)	(665)	(83)	(759)	4,681
Income (loss) from discontinued operations	585	(2,221)	303	(11,217)
Net loss attributable to noncontrolling interests	-	-	-	366
Net income (loss) from discontinued operations
attributable to Henry Schein, Inc.	585	(2,221)	303	(10,851)

The operating loss from discontinued operations for the six months ended June 27, 2020 was primarily attributable to transaction costs directly related to the Animal Health Spin-off. See Note 19-Related Party Transactions for additional information.

The net income from discontinued operations for the three and six months ended June 27, 2020 was primarily attributable to a tax refund received during Q2 2020 by a holding company previously part of our Animal Health legal structure.

The June 29, 2019 financial information above represents activity of the discontinued operations during the quarter and year-to-date through the Distribution Date. The loss from discontinued operations for the three and six months ended June 29, 2019 was primarily attributable to the inclusion of approximately $2.2 million and $23.1 million, respectively, of transaction costs directly related to the Animal Health Spin-off. See Note 19-Related Party Transactions for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3 – Critical Accounting Policies, Accounting Pronouncements Adopted and Recently Issued Accounting Standards

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the six months ended June 27, 2020, as compared to the critical accounting policies described in Item 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2019, except as follows:

Accounting Pronouncements Adopted

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles-Goodwill and Other” (Topic 350) (“ASU 2017-04”). ASU 2017-04 eliminates step two from the goodwill impairment test, thereby eliminating the requirement to calculate the implied fair value of a reporting unit. ASU 2017-04 requires us to perform our annual goodwill impairment test by comparing the fair value of our reporting units to the carrying value of those units. If the carrying value exceeds the fair value, we will be required to recognize an impairment charge; however, the impairment charge should not exceed the amount of goodwill allocated to such reporting unit. Our adoption of ASU 2017-04 on December 29, 2019, did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. We adopted Topic 326 using the modified-retrospective method and recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings. Based upon the level and makeup of our financial asset portfolio, including accounts receivable, past loan loss activity and current known activity regarding our outstanding loans, the adoption of Topic 326 on December 29, 2019 resulted in a decrease of $0.4 million to retained earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 4 – Revenue from Contracts with Customers

Revenue is recognized in accordance with policies disclosed in Item 8 of our Annual Report on form 10-K for the year ended December 28, 2019.

Disaggregation of Revenue

The following table disaggregates our revenue by segment and geography:

	Three Months Ended			Six Months Ended
	June 27, 2020			June 27, 2020
	North America	International	Global	North America	International	Global
Revenues:
Health care distribution
Dental	$515,946	$425,346	$941,292	$1,404,318	$1,012,050	$2,416,368
Medical	596,588	21,222	617,810	1,374,616	43,882	1,418,498
Total health care distribution	1,112,534	446,568	1,559,102	2,778,934	1,055,932	3,834,866
Technology and value-added services	92,927	12,300	105,227	206,425	30,767	237,192
Total excluding Corporate TSA revenues (1)	1,205,461	458,868	1,664,329	2,985,359	1,086,699	4,072,058
Corporate TSA revenues (1)	-	20,070	20,070	-	41,212	41,212
Total revenues	$1,205,461	$478,938	$1,684,399	$2,985,359	$1,127,911	$4,113,270

	Three Months Ended			Six Months Ended
	June 29, 2019			June 29, 2019
	North America	International	Global	North America	International	Global
Revenues:
Health care distribution
Dental	$975,371	$625,979	$1,601,350	$1,898,877	$1,248,853	$3,147,730
Medical	678,358	19,200	697,558	1,340,653	40,565	1,381,218
Total health care distribution	1,653,729	645,179	2,298,908	3,239,530	1,289,418	4,528,948
Technology and value-added services	108,505	16,546	125,051	207,510	33,139	240,649
Total excluding Corporate TSA revenues (1)	1,762,234	661,725	2,423,959	3,447,040	1,322,557	4,769,597
Corporate TSA revenues (1)	1,760	22,108	23,868	3,021	35,477	38,498
Total revenues	$1,763,994	$683,833	$2,447,827	$3,450,061	$1,358,034	$4,808,095

(1)	Corporate TSA revenues represents sales of certain animal health products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which we expect to continue through October 2020.

At December 28, 2019, the current portion of contract liabilities of $70.8 million was reported in Accrued expenses: Other, and $6.2 million related to non-current contract liabilities were reported in Other liabilities. During the six months ended June 27, 2020, we recognized in revenue $48.3 million of the amounts that were previously deferred at December 28, 2019. At June 27, 2020, the current and non-current portion of contract liabilities were $57.4 million and $6.9 million, respectively.

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

The following tables present information about our reportable and operating segments:

		Three Months Ended		Six Months Ended
		June 27,	June 29,	June 27,	June 29,
		2020	2019	2020	2019
Net Sales:
	Health care distribution (1)
	Dental	$941,292	$1,601,350	$2,416,368	$3,147,730
	Medical	617,810	697,558	1,418,498	1,381,218
	Total health care distribution	1,559,102	2,298,908	3,834,866	4,528,948
	Technology and value-added services (2)	105,227	125,051	237,192	240,649
	Total excluding Corporate TSA revenue	1,664,329	2,423,959	4,072,058	4,769,597
*CS	Corporate TSA revenues (3)	20,070	23,868	41,212	38,498
	Total	$1,684,399	$2,447,827	$4,113,270	$4,808,095

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

(3)

Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which we expect to continue through October 2020.

		Three Months Ended		Six Months Ended
		June 27,	June 29,	June 27,	June 29,
		2020	2019	2020	2019
Operating Income (Loss):
	Health care distribution	$(25,347)	$134,915	$122,820	$279,439
	Technology and value-added services	17,914	27,373	43,612	55,290
	Total	$(7,433)	$162,288	$166,432	$334,729

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 6 – Debt

Bank Credit Lines

Bank credit lines consisted of the following:

	June 27,	December 28,
	2020	2019
Revolving credit agreement	$-	$-
364-day credit agreement	500,000	-
Other short-term bank credit lines	3,178	23,975
Total	$503,178	$23,975

The increase in the level of borrowings under our bank credit lines as of June 27, 2020 was attributable to potential cash requirements due to the impact of the COVID-19 pandemic.

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”), which matures in April 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect the LIBOR rate to be discontinued at some point during 2021, which will require an amendment to our debt agreements to reflect a new reference rate. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or to materially affect our interest expense. The Credit Agreement also requires, among other things, that we maintain maximum leverage ratios. Additionally, the Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of June 27, 2020 and December 28, 2019, the borrowings on this revolving credit facility were $0.0 million and $0.0 million, respectively. As of June 27, 2020 and December 28, 2019, there were $9.4 million and $9.6 million of letters of credit, respectively, provided to third parties under the credit facility.

On April 17, 2020, we amended the Credit Agreement to, among other things, (i) modify the financial covenant from being based on total leverage ratio to net leverage ratio, (ii) adjust the pricing grid to reflect the net leverage ratio calculation, and (iii) increase the maximum maintenance leverage ratio through March 31, 2021.

364-Day Credit Agreement

On April 17, 2020, we entered into a new $700 million 364-day credit agreement, with JPMorgan Chase Bank, N.A. and U.S. Bank National Association as joint lead arrangers and joint bookrunners. This facility matures on April 16, 2021. As of June 27, 2020, the borrowings on this credit facility were $500 million. We have the ability to borrow the remaining $200 million on a revolving basis as needed, subject to the terms and conditions of the credit agreement. The interest rate for borrowings under this facility will fluctuate based on our net leverage ratio. At June 27, 2020, the interest rate on this facility was 2.81%. The proceeds from this facility can be used for working capital requirements and general corporate purposes, including, but not limited to, permitted refinancing of existing indebtedness.

Other Short-Term Credit Lines

As of June 27, 2020 and December 28, 2019, we had various other short-term bank credit lines available, of which $3.2 million and $24 million, respectively, were outstanding. At June 27, 2020 and December 28, 2019, borrowings under all of these credit lines had a weighted average interest rate of 2.86% and 3.45%, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The decrease during the quarter ended June 27, 2020 in the weighted average interest rate under all of our credit lines was attributable to the Federal Reserve lowering borrowing rates during March 2020 in response to the COVID-19 pandemic.

Long-term debt

Long-term debt consisted of the following:

	June 27,	December 28,
	2020	2019
Private placement facilities	$613,469	$621,274
U.S. trade accounts receivable securitization	-	100,000
Note payable due in 2025 with an interest rate of 3.1%
at June 27, 2020	1,454	-
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from 2.62% to 4.22% at June 27, 2020 and
ranging from 2.56% to 10.5% at December 28, 2019	4,548	6,089
Finance lease obligations (see Note 7)	5,918	5,394
Total	625,389	732,757
Less current maturities	(109,587)	(109,849)
Total long-term debt	$515,802	$622,908

Private Placement Facilities

On September 15, 2017, we increased our available private placement facilities with three insurance companies to a total facility amount of $1 billion, and extended the expiration date to September 15, 2020. On June 23, 2020, the expiration date for our private placement facilities was extended through June 23, 2023. These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through June 23, 2023. The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance. The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions. On June 29, 2018, we amended and restated the above private placement facilities to, among other things, (i) permit the consummation of the Animal Health Spin-off and (ii) provide for the issuance of notes in Euros, British Pounds and Australian Dollars, in addition to U.S. Dollars. The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership. These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The components of our private placement facility borrowings as of June 27, 2020 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010 (1)	$100,000	3.79%	September 2, 2020
January 20, 2012 (2)	14,286	3.09	January 20, 2022
January 20, 2012	50,000	3.45	January 20, 2024
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(817)
	$613,469

(1) During April 2020, we took certain steps to lock-in a lower interest rate to refinance our $100 million private placement borrowing at 3.79%, coming due on September 2, 2020 with a similar 10 year borrowing at 2.35% maturing on September 2, 2030.

(2) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, was scheduled to expire on April 29, 2022. On June 22, 2020, the expiration date for this facility was extended to June 12, 2023. As of June 27, 2020 and December 28, 2019, the borrowings outstanding under this securitization facility were $0 million and $100 million, respectively. At June 27, 2020, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 0.57% plus 0.95%, for a combined rate of 1.52%. At December 28, 2019, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.90% plus 0.75%, for a combined rate of 2.65%.

If our accounts receivable collection pattern changes due to customers either paying late or not making payments, our ability to borrow under this facility may be reduced.

We are required to pay a commitment fee of 25 to 45 basis points depending upon program utilization.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheets.

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

(unaudited)

Note 7 – Leases

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment. Our leases have remaining terms of less than one year to 15 years, some of which may include options to extend the leases for up to 10 years. The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Operating lease cost: (1) (2)	$21,991	$23,798	$44,070	$46,433
Finance lease cost:
Amortization of right-of-use assets	282	260	714	508
Interest on lease liabilities	20	34	57	57
Total finance lease cost	$302	$294	$771	$565

(1)	Includes variable lease expenses.
(2)

Operating lease cost for three months and six months ended June 27, 2020 include amortization of right-of-use assets of $0.5 million related to facility leases recorded in “Restructuring costs” within our consolidated statements of income.

Supplemental balance sheet information related to leases is as follows:

	June 27,	December 28,
	2020	2019
Operating Leases:
Operating lease right-of-use assets	$211,473	$231,662

Current operating lease liabilities	61,710	65,349
Non-current operating lease liabilities	163,342	176,267
Total operating lease liabilities	$225,052	$241,616

Finance Leases:
Property and equipment, at cost	$9,557	$10,268
Accumulated depreciation	(3,386)	(4,581)
Property and equipment, net of accumulated depreciation	$6,171	$5,687

Current maturities of long-term debt	$2,192	$1,736
Long-term debt	3,726	3,658
Total finance lease liabilities	$5,918	$5,394

Weighted Average Remaining Lease Term in Years:
Operating leases	5.6	5.5
Finance leases	4.5	5.0

Weighted Average Discount Rate:
Operating leases	3.3%	3.4%
Finance leases	2.0%	2.2%

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 27,	June 29,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$38,579	$40,210
Operating cash flows for finance leases	50	44
Financing cash flows for finance leases	947	592
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,926	$271,268
Finance leases	1,814	413

Maturities of lease liabilities are as follows:

	June 27,2020
	Operating	Finance
	Leases	Leases
2020	$35,286	$1,244
2021	61,117	1,992
2022	42,443	1,141
2023	29,236	383
2024	20,542	288
Thereafter	58,589	1,119
Total future lease payments	247,213	6,167
Less imputed interest	(22,161)	(249)
Total	$225,052	$5,918

As of June 27, 2020 we have additional operating leases with total lease payments of $11.5 million for buildings and vehicles that have not yet commenced. These operating leases will commence subsequent to June 27, 2020 with lease terms of two to 10 years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 8 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the redeemable noncontrolling interests for the six months ended June 27, 2020 and the year ended December 28, 2019 are presented in the following table:

	June 27,	December 28,
	2020	2019
Balance, beginning of period	$287,258	$219,724
Decrease in redeemable noncontrolling interests due to
redemptions	(12,636)	(2,270)
Increase in redeemable noncontrolling interests due to business
acquisitions	25,369	74,865
Net income attributable to redeemable noncontrolling interests	1,161	14,838
Dividends declared	(4,068)	(10,264)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(12,276)	(2,335)
Change in fair value of redeemable securities	(5,583)	(7,300)
Balance, end of period	$279,225	$287,258

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 9 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	June 27,	December 28,
	2020	2019
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(32,614)	$(20,338)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$(635)	$(531)

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$(185,696)	$(143,172)
Unrealized gain (loss) from foreign currency hedging activities	6,122	(4,032)
Unrealized investment gain (loss)	(1)	6
Pension adjustment loss	(19,676)	(20,175)
Accumulated other comprehensive loss	$(199,251)	$(167,373)

Total Accumulated other comprehensive loss	$(232,500)	$(188,242)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net income (loss)	$(13,267)	$119,196	$120,298	$233,840

Foreign currency translation gain (loss)	34,408	10,107	(54,904)	16,709
Tax effect	-	-	-	-
Foreign currency translation gain (loss)	34,408	10,107	(54,904)	16,709

Unrealized gain (loss) from foreign currency hedging
activities	(6,733)	1,251	13,500	(352)
Tax effect	1,744	(293)	(3,346)	29
Unrealized gain (loss) from foreign currency hedging
activities	(4,989)	958	10,154	(323)

Unrealized investment gain (loss)	3	3	(8)	7
Tax effect	(1)	-	1	(1)
Unrealized investment gain (loss)	2	3	(7)	6

Pension adjustment gain (loss)	(350)	(380)	698	561
Tax effect	125	95	(199)	(129)
Pension adjustment gain (loss)	(225)	(285)	499	432
Comprehensive income	$15,929	$129,979	$76,040	$250,664

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The increase in the unrealized gain from foreign currency hedging activities during the year ended June 27, 2020 was primarily attributable to a net investment hedge that was entered into during 2019. See Note 15 - Derivatives and Hedging Activities for further information.

Our financial statements are denominated in the U.S. Dollar currency. Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income. The foreign currency translation gain (loss) during the six months ended June 27, 2020 and six months ended June 29, 2019 was primarily impacted by changes in foreign currency exchange rates of the Euro, British Pound, Brazilian Real, Australian Dollar and Canadian Dollar.

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Comprehensive income attributable to
Henry Schein, Inc.	$17,600	$124,466	$87,586	$239,734
Comprehensive income (loss) attributable to
noncontrolling interests	(744)	1,352	(431)	3,356
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests	(927)	4,161	(11,115)	7,574
Comprehensive income	$15,929	$129,979	$76,040	$250,664

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

Debt

The fair value of our debt (including bank credit lines) is classified as Level 3 within the fair value hierarchy as of June 27, 2020 and December 28, 2019 was estimated at $1,128.6 million and $756.7 million, respectively. Factors that we considered when estimating the fair value of our debt include market conditions, such as interest rates and credit spreads.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 27, 2020 and December 28, 2019:

	June 27, 2020
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$36,663	$-	$36,663
Total return swaps	-	45	-	45
Total assets	$-	$36,708	$-	$36,708

Liabilities:
Derivative contracts	$-	$2,017	$-	$2,017
Total liabilities	$-	$2,017	$-	$2,017

Redeemable noncontrolling interests	$-	$-	$279,225	$279,225

	December 28, 2019
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$567	$-	$567
Total assets	$-	$567	$-	$567

Liabilities:
Derivative contracts	$-	$5,795	$-	$5,795
Total liabilities	$-	$5,795	$-	$5,795

Redeemable noncontrolling interests	$-	$-	$287,258	$287,258

Note 11 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We completed acquisitions during the six months ended June 27, 2020 which were immaterial to our financial statements individually. In the aggregate, these transactions resulted in consideration of $36.6 million during the six months ended June 27, 2020 related to business combinations, for net assets amounting to $16.3 million. As of June 27, 2020, we had recorded $24.1 million of identifiable intangibles, $29.3 million of goodwill and $23.7 million of non-controlling interest, related to these acquisitions.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition. Any adjustments to these accrual amounts are recorded in our consolidated statements of income. For the six months ended June 27, 2020 and June 29, 2019, there were no material adjustments recorded in our consolidated statements of income relating to changes in estimated contingent purchase price liabilities.

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

During the three months ended June 27, 2020 and June 29, 2019, we recorded restructuring costs of $15.9 million and $11.9 million. During the six months ended June 27, 2020 and June 29, 2019, we recorded restructuring costs of $20.7 million and $16.6 million. The restructuring costs for these periods included costs for severance benefits and facility exit costs. The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the net amounts expensed and paid for restructuring costs that were incurred during the six months ended June 27, 2020 and during our 2019 fiscal year and the remaining accrued balance of restructuring costs as of June 27, 2020, which is included in Accrued expenses: Other within our consolidated balance sheets:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 29, 2018	$29,964	$1,603	$158	$31,725
Provision	13,741	937	27	14,705
Payments and other adjustments	(30,794)	(1,714)	(112)	(32,620)
Balance, December 28, 2019	$12,911	$826	$73	$13,810
Provision	16,359	4,268	94	20,721
Payments and other adjustments	(13,837)	(4,419)	(120)	(18,376)
Balance, June 27, 2020	$15,433	$675	$47	$16,155

The following table shows, by reportable segment, the net amounts expensed and paid for restructuring costs that were incurred during the six months ended June 27, 2020 and during our 2019 fiscal year and the remaining accrued balance of restructuring costs as of June 27, 2020:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 29, 2018	$30,291	$1,434	$31,725
Provision	13,935	770	14,705
Payments and other adjustments	(30,853)	(1,767)	(32,620)
Balance, December 28, 2019	$13,373	$437	$13,810
Provision	19,945	776	20,721
Payments and other adjustments	(17,778)	(598)	(18,376)
Balance, June 27, 2020	$15,540	$615	$16,155

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Basic	142,350	148,148	142,654	149,310
Effect of dilutive securities:
Restricted stock and restricted stock units	-	1,275	-	1,250
Diluted	142,350	149,423	142,654	150,560

During the three and six months ended June 27, 2020 we excluded 36 and 422 anti-dilutive shares, respectively, from the amount of diluted shares used in the calculation of earnings per share.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 14 – Income Taxes

For the six months ended June 27, 2020, our effective tax rate was 24.2% compared to 24.1% for the prior year period. The difference between our effective tax rates and the federal statutory tax rate for the six months ended June 27, 2020 primarily relates to state and foreign income taxes and interest expense, tax charges and credits associated with legal entity reorganizations outside the U.S and a valuation allowance recognized on a portion of a deferred tax asset. The difference between our effective tax rate and the federal statutory tax rate for the six months ended June 29, 2019 primarily relates to state and foreign income taxes and interest expense.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act includes, but is not limited to, certain income tax provisions that modify the Section 163(j) limitation of business interest and Net Operating Loss (“NOL”) carryover and carryback rules. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income for years beginning in 2019 and 2020. The CARES Act eliminated the NOL income limitation for years beginning before 2021 and it extended the carryback period to five years for year losses incurred in 2018, 2019 and 2020. We have analyzed the income tax provisions of the CARES Act and have accounted for the impact in the six months ended June 27, 2020 which did not have a material impact on our consolidated financial statements. There are certain other non-income tax benefits available to us under the CARES Act that require further clarification or interpretation that may affect our consolidated financial statements in the future.

On July 20, 2020, the U.S Internal Revenue Service (the “IRS”) issued final regulations related to the 2017 Tax Cuts and Jobs Act (“Tax Act”). The final regulations concern the global intangible low-taxed income (“GILTI”) and subpart F income provisions of the Tax Act. To provide flexibility to taxpayers, the IRS is permitting the application of these final regulations to prior tax years, if the taxpayer elects to do so. We do not believe the final regulations will have material impact to our consolidated financial statements.

The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our consolidated balance sheets, as of June 27, 2020 was approximately $110.5 million, of which $92.6 million would affect the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits will change in the next 12 months, which may result in a material impact on our consolidated statements of income.

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the IRS, as well as the years 2008 and forward for certain states and certain foreign jurisdictions. All tax returns audited by the IRS are officially closed through 2011. We are currently under audit for the years 2012 and 2013. In the quarter ended December 28, 2019, we reached a settlement with the U.S. Competent Authority to resolve certain transfer pricing issues related to 2012 and 2013. For all remaining outstanding issues for 2012 and 2013, we have provided all necessary documentation to the Appellate Division to date and are waiting for responses. We are also in negotiations with the Advanced Pricing Division to reach an agreement on an appropriate transfer pricing methodology. As part of this process, we have submitted documentation with the objective to reach a resolution for 2014-2024 in order to mitigate future transfer pricing audit adjustments. It is possible that the resolution with the IRS may have a material impact on our consolidated financial statements.

The total amounts of interest and penalties are classified as a component of the provision for income taxes. The amount of tax interest expense for the six months ended June 27, 2020, and the comparable prior year period, was approximately $1.8 million. The total amount of accrued interest is included in “Other liabilities”, and was approximately $19.1 million as of June 27, 2020 and $18.0 million as of December 28, 2019. No penalties were accrued for the periods presented.

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

During 2019 we entered into foreign currency forward contracts to hedge a portion of our euro-denominated foreign operations which are designated as net investment hedges. These net investment hedges offset the change in the U.S dollar value of our investment in certain euro-functional currency subsidiaries due to fluctuating foreign exchange rates. Gains and losses related to these net investment hedges are recorded in Accumulated other comprehensive loss within our consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness are included in interest expense within our consolidated statements of income. The aggregate notional value of this net investment hedge, which matures on November 16, 2023, is approximately €200 million. During the three and six months ended June 27, 2020 we recognized approximately $1.2 million and $2.4 million, respectively, of interest savings as a result of this net investment hedge.

On March 20, 2020, we entered into a total return swap for the purpose of economic hedging our unfunded non-qualified supplemental retirement plan (“SERP”) and our deferred compensation plan (“DCP”). This swap will offset changes in our SERP and DCP liabilities. At the inception, the notional value of the investments in these plans was $43.4 million. At June 27, 2020, the notional value of the investments in these plans was $54.0 million. At June 27, 2020 the financing rate for this swap is based on LIBOR of 0.18% plus 0.38%, for a combined rate of 0.56%. From March 20, 2020, the effective date of the swap, to June 27, 2020, we have recorded a gain, within the selling, general and administrative line item in our consolidated statement of income, of approximately $6.7 million and $10.3 million, respectively, net of transaction costs, related to this undesignated swap for the three and six months ended June 27, 2020. This gain was offset by the change in fair value adjustment in deferred compensation, resulting in a neutral impact to our results of operations. This swap is expected to be renewed on an annual basis.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 16 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $5.2 million ($4.2 million after-tax) and a credit of $12.4 million ($9.4 million after-tax) for the three and six months ended June 27, 2020, respectively. For the three and six months ended June 29, 2019 we recorded pre-tax share-based compensation expense of $12.7 million ($9.6 million after-tax) and $19.8 million ($15.0 million after-tax), respectively. The $12.4 million credit for share-based compensation during the six months ended June 27, 2020 reflects our reduced estimate in expected achievement of performance targets resulting from the impact of COVID-19. Due to the significantly lower projected earnings in 2020, we are currently estimating that no performance shares granted under our 2018, 2019 or 2020 Long-Term Incentive Programs under our employee stock incentive plan will ultimately vest.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by (used in) operating activities for all periods presented. In the accompanying consolidated statements of cash flows, there were no benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the six months ended June 27, 2020 and June 29, 2019, respectively.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2020 Stock Incentive Plan (formerly known as the 2013 Stock Incentive Plan), and our 2015 Non-Employee Director Stock Incentive Plan (together, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Equity-based awards are granted solely in the form of restricted stock/units, with the exception of providing stock options to employees pursuant to certain pre-existing contractual obligations.

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

Total unrecognized compensation cost related to unvested awards as of June 27, 2020 was $63.3 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

The following tables summarize the activity of our unvested restricted stock/units for the six months ended June 27, 2020:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,417	$58.72
Granted	379	60.00
Vested	(290)	66.03
Forfeited	(34)	60.05
Outstanding at end of period	1,472	$57.58	$56.67

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,459	$61.41
Granted	(1,105)	57.30
Vested	(319)	67.55
Forfeited	(31)	57.78
Outstanding at end of period	4	$52.62	$56.67

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 17 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Six Months Ended
	June 27,	June 29,
	2020	2019
Interest	$16,925	$32,053
Income taxes	31,553	94,429

During the six months ended June 27, 2020 and June 29, 2019, we had a $13.5 million and $(0.4) million of non-cash net unrealized gain (loss) related to foreign currency hedging activities, respectively.

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

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay. On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration. On June 10, 2013, Archer moved for reconsideration before the District Court judge. On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay. Defendants appealed the District Court’s order. On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration. On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings consistent with the Supreme Court’s opinion. On April 2, 2019, the District Court stayed the proceeding in the trial court pending resolution by the Fifth Circuit. The Fifth Circuit heard oral argument on May 1, 2019 on whether the case should be arbitrated. The Fifth Circuit issued its opinion on August 14, 2019 affirming the District Court’s order denying defendants’ motions to compel arbitration. Defendants filed a petition for rehearing en banc before the Fifth Circuit. The Fifth Circuit denied that petition. On October 1, 2019, the District Court set the case for trial on February 3, 2020, which was subsequently moved to January 29, 2020. On January 24, 2020 the Supreme Court granted our motion to stay the District Court proceedings, pending the disposition of our petition for writ of certiorari, which was filed on January 31, 2020. Archer conditionally cross petitioned for certiorari on an arbitration issue on March 2, 2020. On June 15, 2020, the Supreme Court granted our petition for writ of certiorari, and denied Archer’s conditional petition for certiorari, and thus the District Court proceedings remain stayed. Patterson and the Danaher Defendants settled with Archer and they have been dismissed from the case with prejudice. Benco is still a defendant and filed a notice of joinder in

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Henry Schein’s motion to compel arbitration with the District Court. We intend to defend ourselves vigorously against this action.

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Stanley M. Bergman and Steven Paladino in the U.S. District Court for the Eastern District of New York, Case No. 1:18-cv-01428. The complaint sought to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”). The complaint alleged, among other things, that the defendants had made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period, thereby causing the plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities. Those alleged statements included matters relating to the issues in the In re Dental Supplies Antitrust Litigation, which Henry Schein settled and which the court dismissed in June 2019, and in the United States Federal Trade Commission (“FTC”) administrative proceeding, in which an administrative law judge ruled in Henry Schein’s favor in October 2019 after a trial, as described in our prior filings with the SEC. The complaint sought unspecified monetary damages and a jury trial. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), the court appointed lead plaintiff and lead counsel on June 22, 2018 and recaptioned the putative class action as In re Henry Schein, Inc. Securities Litigation, under the same case number. Lead plaintiff filed a consolidated class action complaint on September 14, 2018. The consolidated class action complaint asserts similar claims against the same defendants (plus Timothy Sullivan) on behalf of the same putative class of purchasers during the Class Period. It alleges that Henry Schein’s stock price was inflated during that period because Henry Schein had misleadingly portrayed its dental-distribution business “as successfully producing excellent profits while operating in a highly competitive environment” even though, “in reality, [Henry Schein] had engaged for years in collusive and anticompetitive practices in order to maintain Schein’s margins, profits, and market share.” The complaint alleges that the stock price started to fall from August 8, 2017, when the company announced below-expected financial performance that allegedly “revealed that Schein’s poor results were a product of abandoning prior attempts to inflate sales volume and margins through anticompetitive collusion,” through February 13, 2018, after the FTC filed a complaint against Benco, Henry Schein and Patterson alleging that they violated U.S. antitrust laws. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 and Section 20(a) of the Exchange Act. On September 27, 2019, the court issued a decision partially granting and partially denying defendants’ motion to dismiss the securities action. The court dismissed all claims against Messrs. Bergman and Paladino as well as the Section 10(b) claim against Henry Schein to the extent that that claim relied on the Company’s financial results and margins to allege a material misstatement or omission. The court also dismissed the Section 10(b) claim against Henry Schein to the extent that it relied on the Company’s August 8, 2017 disclosure to allege loss causation. The court otherwise denied the motion as to Henry Schein and Mr. Sullivan. Henry Schein and Mr. Sullivan moved for partial reconsideration of the court’s decision. Pursuant to all parties’ request, the court temporarily took the motion off the calendar after it was fully briefed. The parties later agreed to resolve this matter in exchange for a cash payment of $35 million, which will be covered by the Company’s insurance and will have no earnings impact to the Company. The proposed settlement is subject to various conditions, including court approval. The Court preliminarily approved the proposed settlement on May 5, 2020 and has scheduled a fairness hearing for September 16, 2020.

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

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have currently been named as a defendant in multiple lawsuits (currently less than one-hundred and fifty (150)), which allege claims similar to those alleged in the County of Summit Action. At this time, the only cases set for trial are the action filed by Tucson Medical Center et al., which is currently scheduled for a 30-day trial beginning on June 1, 2021, and the action filed by West Virginia University Hospitals, Inc. et al., which is currently scheduled for a non-jury liability trial on Plaintiffs’ public nuisance claims on March 22, 2021. These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL. Of Henry Schein’s 2019 revenue of approximately $10 billion from continuing operations, sales of opioids represented less than one-tenth of 1 percent. Opioids represent a negligible part of our business. We intend to defend ourselves vigorously against these actions.

On September 30, 2019, the City of Hollywood Police Officers Retirement System, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Covetrus, Inc., and Benjamin Shaw and Christine Komola (Covetrus’s then Chief Executive Officer and Chief Financial Officer, respectively) in the U.S. District Court for the Eastern District of New York, Case No. 2:19-cv-05530-FB-RLM. The complaint seeks to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased or otherwise acquired Covetrus common stock from February 8, 2019 through August 12, 2019. The case relates to the Animal Health Spin-off and Merger of the Henry Schein Animal Health Business with Vets First Choice in February 2019. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and asserts that defendants’ statements in the offering documents and after the transaction were materially false and misleading because they purportedly overstated Covetrus’s capabilities as to inventory management and supply-chain services, understated the costs of integrating the Henry Schein Animal Health Business and Vets First Choice, understated Covetrus’s separation costs from Henry Schein, and understated the impact on earnings from online competition and alternative distribution channels and from the loss of an allegedly large customer in North America just before the Separation and Merger. The complaint seeks unspecified monetary damages and a jury trial. Pursuant to the provisions of the PSLRA, the court appointed lead plaintiff and lead counsel on December 23, 2019. Lead plaintiff filed a Consolidated Class Action

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Complaint on February 21, 2020. Lead plaintiff added Steve Paladino, our Chief Financial Officer, as a defendant in the action. Lead plaintiff filed an Amended Consolidated Class Action Complaint on May 21, 2020, in which it added a claim that Mr. Paladino is a “control person” of Covetrus. We intend to defend ourselves vigorously against this action.

On November 15, 2019, Frank Finazzo filed a putative shareholder derivative action on behalf of Henry Schein, Inc. against various present and former directors and officers of Henry Schein in the U.S. District Court for the Eastern District of New York, Case No. 1:19-cv-6485-LDH-JO. The named defendants in the action are Stanley M. Bergman, Steven Paladino, Timothy J. Sullivan, Barry J. Alperin, Lawrence S. Bacow, Gerald A. Benjamin, James P. Breslawski, Paul Brons, Shira Goodman, Joseph L. Herring, Donald J. Kabat, Kurt Kuehn, Philip A. Laskawy, Anne H. Margulies, Karyn Mashima, Norman S. Matthews, Mark E. Mlotek, Carol Raphael, E. Dianne Rekow, Bradley T. Sheares, and Louis W. Sullivan, with Henry Schein named as a nominal defendant. The Complaint asserts claims under the federal securities laws and state law relating to the allegations in the antitrust actions, the In re Henry Schein, Inc. Securities Litigation, and the City of Hollywood securities class action described above. The complaint seeks declaratory, injunctive, and monetary relief on behalf of Henry Schein. On January 6, 2020, counsel who filed the Finazzo case filed another, virtually identical putative shareholder derivative action on behalf of Henry Schein against the same defendants, asserting the same claims and seeking the same relief. That case, captioned Mark Sloan v. Stanley M. Bergman, et al., is also pending in the U.S. District Court for the Eastern District of New York, Case No. 1:20-cv-0076. On January 24, 2020, the court consolidated the Finazzo and Sloan cases under the new caption In re Henry Schein, Inc. Derivative Litigation, No. 1:19-cv-06485-LDH-JO, and appointed the counsel in these cases as co-lead counsel for the consolidated action. The parties agreed to a resolution of this matter subject to various conditions, including court approval. The contemplated settlement, if finally approved, would involve the adoption of certain procedures but would not involve the payment of any money except a fee to the plaintiffs’ attorneys that is immaterial. The Court preliminarily approved the proposed settlement on June 10, 2020, and has scheduled a fairness hearing for September 22, 2020.

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

As of June 27, 2020, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 19 – Related Party Transactions

In connection with the completion of the Animal Health Spin-off during our fiscal year 2019, we entered into a transition services agreement with Covetrus under which we have agreed to provide certain transition services for up to twenty-four months in areas such as information technology, finance and accounting, human resources, supply chain, and real estate and facility services. During the three and six months ended June 27, 2020, we recorded approximately $4.3 million and $8.8 million, respectively, of fees for these services. During the three and six months ended June 29, 2019, we recorded approximately $4.8 million and $8.3 million, respectively, of fees for these services. Covetrus also purchases certain products from us pursuant to the transition services agreement. During the three and six months ended June 27, 2020, net sales to Covetrus were approximately $20.1 million and $41.2 million, respectively. During the three and six months ended June 29, 2019, net sales to Covetrus were approximately $23.9 million and $38.5 million, respectively. Sales to Covetrus under the transition services agreement are expected to continue through October 2020. At June 27, 2020 we had $4.0 million of receivables due from Covetrus and $0.4 million payable to Covetrus under this transition services agreement.

In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was formed on July 1, 2018, we entered into a ten-year royalty agreement with Internet Brands whereby we will pay Internet Brands approximately $31.0 million annually for the use of their intellectual property. During the three and six months ended June 27, 2020, we recorded $7.8 million and $15.6 million, respectively in connection with costs related to this royalty agreement. During the three and six months ended June 29, 2019, we recorded $7.8 million and $15.6 million, respectively in connection with costs related to this royalty agreement. As of June 27, 2020 and December 28, 2019, Henry Schein One, LLC had a net receivable balance due from Internet Brands of $15.6 million and $9.4 million, respectively, comprised of amounts related to results of operations and the royalty agreement.

During our normal course of business, we have interests in entities that we account for under the equity accounting method. During the three and six months ended June 27, 2020, we recorded net sales of $7.7 million and $23.0 million, respectively, to such entities. During the three and six months ended June 29, 2019, we recorded net sales of $28.7 million and $45.5 million, respectively, to such entities. During the three and six months ended June 27, 2020, we purchased $1.7 million and $4.5 million, respectively, from such entities. During the three and six months ended June 29, 2019, we purchased $2.2 million and $5.0 million, respectively, from such entities. At June 27, 2020 and December 28, 2019, we had in aggregate $67.0 million and $60.8 million, due from our equity affiliates, and $6.6 million and $4.9 million due to our equity affiliates, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by us are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular the risks discussed under the caption “Risk Factors” in Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K. Forward looking statements include the overall impact of the Novel Coronavirus Disease 2019 (COVID-19) on the Company, its results of operations, liquidity, and financial condition (including any estimates of the percentage impact on these items), the efficacy and impact of the Company’s cost reduction initiatives, the rate at which dental and other practices resume normal operations in the United States and internationally, and whether one or more resurgences of the virus will adversely impact the resumption of normal operations. Forward looking statements also include the Company’s ability to make additional testing available, the nature of those tests and the number of tests intended to be made available and the timing for availability, the nature of the target market, as well as the efficacy or relative efficacy of the test results given that the test efficacy has not been, or will not have been, independently verified under normal FDA procedures.

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive and consolidating market; increased competition by third party online commerce sites; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-party shippers; general global macro-economic conditions; risks associated with currency fluctuations; risks associated with political and economic uncertainty; disruptions in financial markets; volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our global operations; risks associated with COVID-19, as well as other disease outbreaks, epidemics, pandemics, or similar wide spread public health concerns and other natural disasters; risks associated with the United Kingdom’s withdrawal from the European Union; transitional challenges associated with acquisitions, dispositions and joint ventures, including the failure to achieve anticipated synergies/benefits; financial and tax risks associated with acquisitions, dispositions and joint ventures; litigation risks; new or unanticipated litigation developments and the status of litigation matters; the dependence on our continued product development, technical support and successful marketing in the technology segment; our dependence on third parties for certain technologically advanced components; risks from disruption to our information systems; cyberattacks or other privacy or data security breaches; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

Recent Developments

COVID-19 Pandemic

In March 2020, the World Health Organization declared the Novel Coronavirus Disease 2019 (“COVID-19”) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries have implemented business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat the pandemic, which significantly impacted global business and dramatically reduced demand for dental products and certain medical products in the second quarter and year-to-date of 2020.

Our consolidated financial statements reflect estimates and assumptions made by us that affect, among other things, our goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; hedging activity; vendor rebates; measurement of compensation cost for certain share-based performance awards and cash bonus plans; and pension plan assumptions. Due to the significant uncertainty surrounding the future impact of COVID-19, our judgments regarding estimates and impairments could change in the future. In addition, the impact of COVID-19 had a material adverse effect on our business, results of operations and cash flows in the second quarter of 2020. In the latter half of the second quarter, dental and medical practices began to re-open worldwide. However, patient volumes are below pre-COVID-19 levels and a number of regions in the U.S and certain international geographies are experiencing an uptick in COVID-19 cases. As such, there is an ongoing risk that the COVID-19 pandemic will continue to have a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

As part of a broad-based effort to support plans for the long-term health of Henry Schein’s business and to strengthen the Company’s financial flexibility, Henry Schein has implemented cost reduction measures that include certain reductions in payroll, substantially decreasing capital expenditures, reducing planned corporate spending and eliminating certain non-strategic targeted expenditures. As certain markets have begun to recover we have restored some of our workforce, especially in customer-facing roles. As the COVID-19 pandemic continues to unfold, the Company will continue to evaluate appropriate actions for its business.

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

Executive-Level Overview

We believe we are the world’s largest provider of health care products and services primarily to office-based dental and medical practitioners. We serve more than one million customers worldwide including dental practitioners and laboratories and physician practices, as well as government, institutional health care clinics and other alternate care clinics. We believe that we have a strong brand identity due to our more than 88 years of experience distributing health care products.

We are headquartered in Melville, New York, employ approximately 19,000 people (of which more than 9,100 are based outside the United States) and have operations or affiliates in 31 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

Our current and future results have been and could continue to be impacted by the COVID-19 pandemic, the current economic environment and uncertainty, particularly impacting overall demand for our products and services.

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

As the health care industry continues to change, we continually evaluate possible candidates for merger and joint venture or acquisition and intend to continue to seek opportunities to expand our role as a provider of products and services to the health care industry. There can be no assurance that we will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, we would incur merger and/or acquisition-related costs, and there can be no assurance that the integration efforts associated with any such transaction would be successful. In response to the COVID-19 pandemic, we have taken a range of actions to preserve cash, including the temporary suspension of significant acquisition activity.

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

As a result of these market dynamics, annual expenditures for health care services continue to increase in the United States. We believe that demand for our products and services will grow, while continuing to be impacted by current and future operating, economic and industry conditions. The Centers for Medicare and Medicaid Services, or CMS, published “National Health Expenditure Projections 2019-2028” indicating that total national health care spending reached approximately $3.6 trillion in 2018, or 17.7% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States. Health care spending is projected to reach approximately $6.2 trillion in 2028, approximately 19.7% of the nation’s projected gross domestic product.

Government

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to extensive local, state, federal and foreign governmental laws and regulations applicable to the distribution and sale of pharmaceuticals and medical devices. Additionally, government and private insurance programs fund a large portion of the total cost of medical care, and there has been an emphasis on efforts to control medical costs, including laws and regulations lowering reimbursement rates for pharmaceuticals, medical devices, and/or medical treatments or services. Also, many of these laws and regulations are subject to change and may impact our financial performance. For example, certain laws and regulations restricting medical supply sales in the United States have been temporarily modified or waived in response to the COVID-19 pandemic. In addition, our businesses are generally subject to numerous other laws and regulations that could impact our financial performance, including securities, antitrust, anti-bribery and anti-kickback, customer interaction transparency, data privacy, data security, price gouging and other laws and regulations, and some of the related rules have been temporarily modified in response to the COVID-19 pandemic. Failure to comply with law or regulations could have a material adverse effect on our business. A more detailed discussion of governmental laws and regulations is included in Management’s Discussion & Analysis, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28 2019, filed on February 20, 2020.

Results of Operations

The following table summarizes the significant components of our operating results for the three and six months ended June 27, 2020 and June 29, 2019 and cash flows for the six months ended June 27, 2020 and June 29, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Operating results:
Net sales	$1,684,399	$2,447,827	$4,113,270	$4,808,095
Cost of sales	1,230,105	1,680,396	2,912,937	3,288,974
Gross profit	454,294	767,431	1,200,333	1,519,121
Operating expenses:
Selling, general and administrative	445,793	593,218	1,013,180	1,167,826
Restructuring costs	15,934	11,925	20,721	16,566
Operating income (loss)	$(7,433)	$162,288	$166,432	$334,729

Other expense, net	$(8,780)	$(10,547)	$(13,622)	$(22,496)
Net income (loss) from continuing operations	(13,852)	121,417	119,995	245,057
Income (loss) from discontinued operations	585	(2,221)	303	(10,851)
Net income (loss) attributable to Henry Schein, Inc.	(10,797)	114,532	119,464	224,315

			Six Months Ended
			June 27,	June 29,
			2020	2019
Cash flows:
Net cash provided by (used in) operating activities from continuing operations			$(843)	$298,786
Net cash used in investing activities from continuing operations			(81,641)	(635,543)
Net cash provided by financing activities from continuing operations			262,050	360,286

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

During the three months ended June 27, 2020 and June 29, 2019, we recorded restructuring costs of $15.9 million and $11.9 million. During the six months ended June 27, 2020 and June 29, 2019, we recorded restructuring costs of $20.7 million and $16.6 million. The restructuring costs for these periods included costs for severance benefits and facility exit costs. The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended June 27, 2020 Compared to Three Months Ended June 29, 2019

Net Sales

Net sales for the three months ended June 27, 2020 and June 29, 2019 were as follows (in thousands):

		June 27,	% of	June 29,	% of	Decrease
		2020	Total	2019	Total	$	%
Health care distribution (1)
	Dental	$941,292	55.9%	$1,601,350	65.4%	$(660,058)	(41.2)%
	Medical	617,810	36.7	697,558	28.5	(79,748)	(11.4)
	Total health care distribution	1,559,102	92.6	2,298,908	93.9	(739,806)	(32.2)
Technology and value-added services (2)		105,227	6.2	125,051	5.1	(19,824)	(15.9)
	Total excluding Corporate TSA revenue	1,664,329	98.8	2,423,959	99.0	(759,630)	(31.3)
Corporate TSA revenue (3)		20,070	1.2	23,868	1.0	(3,798)	(15.9)
	Total	$1,684,399	100.0%	$2,447,827	100.0%	$(763,428)	(31.2)

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

(3)

Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which we expect to continue through October 2020.

The 31.2% decrease in net sales for the three months ended June 27, 2020, due primarily to the COVID-19 pandemic, includes a decrease of 30.3% in local currency revenue (30.5% decrease in internally generated revenue, partially offset by 0.2% growth from acquisitions) and a decrease of 0.9% related to foreign currency exchange. Excluding sales of products under the transition services agreement with Covetrus, our net sales decreased 31.3%, including a decrease in local currency revenue of 30.5% (30.6% decrease in internally generated revenue, partially offset by 0.1% growth from acquisitions) and a decrease of 0.8% related to foreign currency exchange.

The 41.2% decrease in dental net sales for the three months ended June 27, 2020 includes a decrease of 40.0% local currency revenue (40.1% decrease in internally generated revenue, partially offset by 0.1% growth from acquisitions) and a decrease of 1.2% related to foreign currency exchange. The 40.0% decrease in local currency sales was attributable to a decrease in dental consumable merchandise sales of 40.1% (40.3% decrease in internally generated revenue, partially offset by 0.2% growth from acquisitions) and a decrease in dental equipment sales and service revenues of 39.3%, all of which is attributable to the decrease in internally generated revenue. The COVID-19 pandemic began to adversely impact our worldwide revenue beginning in mid-March as many dental offices progressively closed or began seeing a limited number of patients. However, in the second half of the quarter ended June 27, 2020 our dental sales began to improve as dental practices began to resume activities and patient traffic increased. In addition, global dental sales in the second quarter benefited from sales of personal protection equipment (PPE), which increased over 30% compared to the prior year.

The 11.4% decrease in medical net sales for the three months ended June 27, 2020 includes a decrease of 11.4% local currency revenue all of which is attributable to a decrease in internally generated revenue. The COVID-19 pandemic began to adversely impact our medical revenue beginning in mid-March and continuing into the first half of the second quarter, as many medical offices progressively closed or began seeing a limited number of patients. Economic conditions relating to the COVID-19 pandemic have had less of an impact on the performance of our medical group versus dental, in part due to continued strong sales of PPE, such as masks, gowns and face shields. In addition, global medical sales in the second quarter benefited from sales of personal protection equipment (PPE), which increased nearly 140% compared to the prior year.

The 15.9% decrease in technology and value-added services net sales for the three months ended June 27, 2020 includes a decrease of 15.4% local currency revenue (17.0% decrease in internally generated revenue, partially offset by 1.6% growth from acquisitions) and a decrease of 0.5% related to foreign currency exchange. During the quarter, in line with the resumption of dental practice operations, the trend for transactional software revenues improved as more patients visited dental practices worldwide.

Although dental and medical practices began to re-open globally in the latter half of the second quarter, patient volumes are below pre-COVID-19 levels and a number of regions in the U.S and certain international geographies are experiencing an uptick in COVID-19 cases. As such, there is an ongoing risk that the COVID-19 pandemic may continue to have a material adverse effect on our net sales in future periods.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended June 27, 2020 and June 29, 2019 were as follows (in thousands):

	June 27,	Gross	June 29,	Gross	Decrease
	2020	Margin %	2019	Margin %	$	%
Health care distribution	$381,070	24.4%	$676,304	29.4%	$(295,234)	(43.7)%
Technology and value-added services	72,683	69.1	90,433	72.3	(17,750)	(19.6)
Total excluding Corporate TSA revenues	453,753	27.3	766,737	31.6	(312,984)	(40.8)
Corporate TSA revenues	541	2.7	694	2.9	(153)	(22.0)
Total	$454,294	27.0	$767,431	31.4	$(313,137)	(40.8)

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

In connection with the completion of the Animal Health Spin-off (see Note 2 for additional details), we entered into a transition services agreement with Covetrus, pursuant to which Covetrus purchases certain products from us. The agreement provides that these products will be sold to Covetrus at a mark-up that ranges from 3% to 6% of our product cost to cover handling costs. We expect these sales to continue through October 2020.

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

Health care distribution gross profit decreased $295.2 million, or 43.7%, for the three months ended June 27, 2020 compared to the prior year period, due primarily to the COVID-19 pandemic. Health care distribution gross profit margin decreased to 24.4% for the three months ended June 27, 2020 from 29.4% for the comparable prior year period. The overall decrease in our health care distribution gross profit is attributable to a decrease of $236.1 million in internally generated revenue, a $58.4 million decline in gross profit due to the decrease in the gross margin rates and $0.7 million reduction in gross profit from acquisitions. Gross profit margin was negatively affected by lower gross profit on sales of PPE products as well as significant charges recorded for PPE inventory due to volatility of pricing for PPE, which may recur in future periods; a greater mix of sales outside of North America where margins are typically lower, and by fixed costs included in cost of goods sold that adversely affect gross margin rates when sales are lower. During the quarter, we continued to earn lower vendor rebates, due to lower purchase volumes, during the year in our health care distribution segment, which also contributes to the lower gross profit margin.

Technology and value-added services gross profit decreased $17.8 million, or 19.6%, for the three months ended June 27, 2020 compared to the prior year period. The overall decrease in our Technology and value-added services gross profit is attributable to a $15.7 million decrease in internally generated revenue, primarily due to the COVID-19 pandemic and a decrease of $3.7 million from gross margin rates, partially offset by $1.6 million additional gross profit from acquisitions. Technology and value-added services gross profit margin decreased to 69.1% for the three months ended June 27, 2020 from 72.3% for the comparable prior year period primarily due to a decrease in the volume of our transactional revenue from eClaims and credit card processing.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended June 27, 2020 and June 29, 2019 were as follows (in thousands):

		% of		% of
	June 27,	Respective	June 29,	Respective	Decrease
	2020	Net Sales	2019	Net Sales	$	%
Health care distribution	$406,958	26.1%	$542,082	23.6%	$(135,124)	(24.9)%
Technology and value-added services	54,769	52.0	63,061	50.4	(8,292)	(13.1)
Total	$461,727	27.4	$605,143	24.7	$(143,416)	(23.7)

Selling, general and administrative expenses (including restructuring costs in the three months ended June 27, 2020 and June 27, 2020) decreased $143.4 million, or 23.7%, for the three months ended June 27, 2020 from the comparable prior year period. The $135.1 million decrease in selling, general and administrative expenses within our health care distribution segment for the three months ended June 27, 2020 as compared to the prior year period was attributable to a reduction of $141.1 million of operating costs, primarily as a result of cost-saving measures taken in response to the COVID-19 pandemic, partially offset by increases of $2.0 million of additional costs from acquired companies and an increase of $4.0 million in restructuring costs. The $8.3 million decrease in selling, general and administrative expenses within our technology and value-added services segment for the three months ended June 27, 2020 as compared to the prior year period was attributable to a reduction of $9.9 million of operating costs, primarily as a result of cost-saving measures taken in response to the COVID-19 pandemic, partially offset by an increase of $1.6 million of additional costs from acquired companies. As a percentage of net sales, selling, general and administrative expenses increased to 27.4% from 24.7% for the comparable prior year period, primarily due to a decreased sales base.

As a component of total selling, general and administrative expenses, selling expenses decreased $112.4 million, or 30.7% to $253.6 million, for the three months ended June 27, 2020 from the comparable prior year period, primarily due to a decrease in sales as a result of the COVID-19 pandemic. As a percentage of net sales, selling expenses increased to 15.1% from 15.0% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses decreased $31.0 million, or 13.0% to $208.1 million, for the three months ended June 27, 2020 from the comparable prior year period, primarily due to cost-saving measures taken in response to the COVID-19 pandemic. As a percentage of net sales, general and administrative expenses increased to 12.4% from 9.8% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended June 27, 2020 and June 29, 2019 was as follows (in thousands):

	June 27,	June 29,	Variance
	2020	2019	$	%
Interest income	$1,997	$3,654	$(1,657)	(45.3)%
Interest expense	(10,486)	(12,785)	2,299	18.0
Other, net	(291)	(1,416)	1,125	79.4
Other expense, net	$(8,780)	$(10,547)	$1,767	16.8

Interest income decreased $1.7 million primarily due to lower interest rates and reduced late fee income. Interest expense decreased $2.3 million primarily due to reduced interest expense resulting from decreased borrowings under our U.S trade accounts receivable securitization and lower interest rates, partially offset by increased borrowings under our bank credit lines.

Income Taxes

For the three months ended June 27, 2020, our effective tax rate was 5.9% compared to 23.7% for the prior year period. The difference between our effective tax rate and the federal statutory tax rate for the three months ended June 27, 2020, primarily relates to state and foreign income taxes and a valuation allowance recognized on a portion of a deferred tax asset. The difference between our effective tax rate and the federal statutory tax rate for the three months ended June 29, 2019, primarily relates to state and foreign income taxes and interest expense. Further, our effective tax rate was distorted due to our low pretax loss during the second quarter ended June 27, 2020.

Six Months Ended June 27, 2020 Compared to Six Months Ended June 29, 2019

Net Sales

Net sales for the six months ended June 27, 2020 and June 29, 2019 were as follows (in thousands):

		June 27,	% of	June 29,	% of	Increase/(Decrease)
		2020	Total	2019	Total	$	%
Health care distribution (1)
	Dental	$2,416,368	58.7%	$3,147,730	65.5%	$(731,362)	(23.2)%
	Medical	1,418,498	34.5	1,381,218	28.7	37,280	2.7
	Total health care distribution	3,834,866	93.2	4,528,948	94.2	(694,082)	(15.3)
Technology and value-added services (2)		237,192	5.8	240,649	5.0	(3,457)	(1.4)
	Total excluding Corporate TSA revenue	4,072,058	99.0	4,769,597	99.2	(697,539)	(14.6)
Corporate TSA revenue (3)		41,212	1.0	38,498	0.8	2,714	7.0
	Total	$4,113,270	100.0%	$4,808,095	100.0%	$(694,825)	(14.5)

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

(3)

Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which we expect to continue through October 2020.

The 14.5% decrease in net sales for the six months ended June 27, 2020 includes a decrease of 13.5% in local currency revenue (14.5% decrease in internally generated revenue, partially offset by 1.0% growth from acquisitions) and a decrease of 1.0% related to foreign currency exchange. Excluding sales of products under the transition services agreement with Covetrus, our net sales decreased 14.6%, including a decrease in local currency revenue of 13.6% (14.7% decrease in internally generated revenue, partially offset by 1.1% growth from acquisitions) and a decrease of 1.0% related to foreign currency exchange.

The 23.2% decrease in dental net sales for the six months ended June 27, 2020 includes a decrease of 21.8% local currency revenue (22.2% decrease in internally generated revenue, partially offset by 0.4% growth from acquisitions) and a decrease of 1.4% related to foreign currency exchange. The 21.8% decrease in local currency sales was attributable to a decrease in dental consumable merchandise revenue of 21.8% (22.3% decrease in internally generated revenue, partially offset by 0.5% growth from acquisitions), and a decrease in dental equipment sales and service revenues of 22.0%, all of which is attributable to a decrease in internally generated revenue. The COVID-19 pandemic began to adversely impact our worldwide dental revenue beginning in mid-March as many dental offices progressively closed or began seeing a limited number of patients. However, in the second half of the quarter ended and in the year-to-date ended June 27, 2020 our dental sales began to improve as dental practices began to resume activities and patient traffic increased.

The 2.7% increase in medical net sales for the six months ended June 27, 2020 includes an increase of 2.8% local currency growth (0.9% increase in internally generated revenue and 1.9% growth from acquisitions) partially offset by a decrease of 0.1% related to foreign currency exchange. The COVID-19 pandemic began to adversely impact our medical revenue beginning in mid-March and continuing into the first half of the second quarter, as many medical offices progressively closed or began seeing a limited number of patients. Economic conditions relating to the COVID-19 pandemic have had less of an impact on the performance of our medical group versus dental, in part due to continued strong sales of PPE, such as masks, gowns and face shields.

The 1.4% decrease in technology and value-added services net sales for the six months ended June 27, 2020 includes a decrease of 1.0% in local currency revenue (5.8% decrease in internally generated revenue, partially offset 4.8% growth from acquisitions) and a decrease of 0.4% related to foreign currency exchange. During the second quarter, in line with the resumption of dental practice operations, the trend for transactional software revenues improved as more patients visited dental practices worldwide.

Although dental and medical practices began to re-open globally in the latter half of the second quarter, patient volumes are below pre-COVID-19 levels and a number of regions in the U.S and certain international geographies are experiencing an uptick in COVID-19 cases. As such, there is an ongoing risk that the COVID-19 pandemic continue to have a material adverse effect on our net sales in future periods.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the six months ended June 27, 2020 and June 29, 2019 were as follows (in thousands):

	June 27,	Gross	June 29,	Gross	Increase/(Decrease)
	2020	Margin %	2019	Margin %	$	%
Health care distribution	$1,034,411	27.0%	$1,344,171	29.7%	$(309,760)	(23.0)%
Technology and value-added services	164,768	69.5	173,801	72.2	(9,033)	(5.2)
Total excluding Corporate TSA revenues	1,199,179	29.4	1,517,972	31.8	(318,793)	(21.0)
Corporate TSA revenues	1,154	2.8	1,149	3.0	5	0.4
Total	$1,200,333	29.2	$1,519,121	31.6	$(318,788)	(21.0)

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

In connection with the completion of the Animal Health Spin-off (see Note 2 for additional details), we entered into a transition services agreement with Covetrus, pursuant to which Covetrus purchases certain products from us. The agreement provides that these products will be sold to Covetrus at a mark-up that ranges from 3% to 6% of our product cost to cover handling costs. We expect these sales to continue through October 2020.

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

Health care distribution gross profit decreased $309.8 million, or 23.0%, for the six months ended June 27, 2020 compared to the prior year period, due primarily to the COVID-19 pandemic. Health care distribution gross profit margin decreased to 27.0% for the six months ended June 27, 2020 from 29.7% for the comparable prior year period. The overall decrease in our health care distribution gross profit is attributable to a $247.7 decrease in internally generated revenue and a $73.4 million decline in gross profit due to the decrease in the gross margin rates, partially offset by $11.3 million additional gross profit from acquisitions. Gross profit margin was negatively affected by lower gross profit on sales of PPE products as well as significant charges recorded for PPE inventory due to volatility of pricing for PPE, which may recur in future periods; a greater mix of sales outside of North America where margins are typically lower, and by fixed costs included in cost of goods sold that adversely affect gross margin rates when sales are lower. During the year, we continued to earn lower vendor rebates, due to lower purchase volumes, in our health care distribution segment, which also contributes to the lower gross profit margin.

Technology and value-added services gross profit decreased $9.0 million, or 5.2%, for the six months ended June 27, 2020 compared to the prior year period. The overall decrease in our Technology and value-added services gross profit is attributable to a decrease of $10.7 in internally generated revenue, primarily due to the COVID-19 pandemic and a $7.8 million decline in gross profit due to the decrease in the gross margin rates, partially offset by $9.4 million additional gross profit from acquisitions. Technology and value-added services gross profit margin decreased to 69.5% for the six months ended June 27, 2020 from 72.2% for the comparable prior year period primarily due to a decrease in the volume of our transactional revenue from eClaims and credit card processing.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the six months ended June 27, 2020 and June 29, 2019 were as follows (in thousands):

		% of		% of
	June 27,	Respective	June 29,	Respective	Increase / (Decrease)
	2020	Net Sales	2019	Net Sales	$	%
Health care distribution	$912,745	23.8%	$1,065,880	23.5%	$(153,135)	(14.4)%
Technology and value-added services	121,156	51.1	118,512	49.2	2,644	2.2
Total	$1,033,901	25.1	$1,184,392	24.6	$(150,491)	(12.7)

Selling, general and administrative expenses (including restructuring costs in the six months ended June 27, 2020 and June 27, 2020) decreased $150.5 million, or 12.7%, for the six months ended June 27, 2020 from the comparable prior year period. The $153.1 million decrease in selling, general and administrative expenses within our health care distribution segment for the six months ended June 27, 2020 as compared to the prior year period was attributable to a reduction of $171.2 million of operating costs, primarily as a result of cost-saving measures taken in response to the COVID-19 pandemic, partially offset by increases of $14.0 million of additional costs from acquired companies and an increase of $4.1 million in restructuring costs. The $2.6 million increase in selling, general and administrative expenses within our technology and value-added services segment for the six months ended June 27, 2020 as compared to the prior year period was attributable to an increase of $7.7 million of additional costs from acquired companies, partially offset by a reduction of $5.1 million of operating costs. As a percentage of net sales, selling, general and administrative expenses increased to 25.1% from 24.6% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses decreased $91.5 million, or 12.6% to $ 635.2 million, for the six months ended June 27, 2020 from the comparable prior year period, primarily as a result of cost-saving measures taken in response to the COVID-19 pandemic. As a percentage of net sales, selling expenses increased to 15.4% from 15.1% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses decreased $59.0 million, or 12.9% to $ 398.7 million, for the six months ended June 27, 2020 from the comparable prior year period, primarily as a result of cost-saving measures taken in response to the COVID-19 pandemic. As a percentage of net sales, general and administrative expenses decreased to 9.7% from 9.5% for the comparable prior year period.

Our selling, general and administrative expenses for the six months ended June 27, 2020 continued to be affected by certain estimates we made due to the adverse business environment brought on by the COVID-19 pandemic. For example, in the quarter ended March 28, 2020 we recorded incremental bad debt reserves of approximately $10 million for our global dental business. As of June 27, 2020, we have retained the $10 million incremental bad debt reserves due to the ongoing uncertainties in the markets we serve.

In the quarter ended March 28, 2020, we also recognized a net credit of approximately $17.5 million in stock-based compensation expense during the quarter due to our previous estimate that no performance shares granted in 2018, 2019 or 2020 will ultimately vest. Our assumptions regarding vesting of performance shares under our 2018, 2019 and 2020 LTIP remain largely unchanged from those as of March 28, 2020. Accordingly, we did not recognize any significant stock compensation expense related to performance shares during the six months ended June 27, 2020.

During the quarter ended March 28, 2020, we recorded total impairment charges of approximately $6.1 million during the quarter related to prepaid royalty expenses and a customer relationship intangible asset.

Other Expense, Net

Other expense, net, for the six months ended June 27, 2020 and June 29, 2019 was as follows (in thousands):

	June 27,	June 29,	Variance
	2020	2019	$	%
Interest income	$5,187	$8,425	$(3,238)	(38.4)%
Interest expense	(18,298)	(29,086)	10,788	37.1
Other, net	(511)	(1,835)	1,324	72.2
Other expense, net	$(13,622)	$(22,496)	$8,874	39.4

Interest income decreased $3.2 million primarily due to lower interest rates and reduced late fee income. Interest expense decreased $10.8 million primarily due to decreased borrowings under our U.S trade accounts receivable securitization and lower interest rates, partially offset by increased borrowings under our bank credit lines.

Income Taxes

For the six months ended June 27, 2020, our effective tax rate was 24.2% compared to 24.1% for the prior year period. The difference between our effective tax rates and the federal statutory tax rate for the six months ended June 27, 2020, primarily relates to state and foreign income taxes and interest expense, tax charges and credits associated with legal entity reorganizations outside the U.S and a valuation allowance recognized on a portion of a deferred tax asset. The difference between our effective tax rate and the federal statutory tax rate for the six months ended June 29, 2019, primarily relates to state and foreign income taxes and interest expense.

Liquidity and Capital Resources

Our principal capital requirements have included funding of acquisitions (which have largely been temporarily suspended), purchases of additional noncontrolling interests, repayments of debt principal, the funding of working capital needs, purchases of fixed assets and repurchases of common stock (which have been temporarily suspended). Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables. Historically, sales have tended to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities have been most prevalent just before the end of the year, and have caused our working capital requirements to be higher from the end of the third quarter to the end of the first quarter of the following year.

The pandemic and the governmental responses to it have had a material adverse effect on our cash flows. Although dental and medical practices began to re-open globally in the latter half of the second quarter, patient volumes are below pre-COVID-19 levels and a number of regions in the U.S and certain international geographies are experiencing an uptick in COVID-19 cases. As such, there is an ongoing risk that the COVID-19 pandemic may continue to have a material adverse effect on our cash flows in future periods. However, the extent of the potential impact cannot be reasonably estimated at this time.

As part of a broad-based effort to support plans for the long-term health of Henry Schein’s business and to strengthen the Company’s financial flexibility, Henry Schein has implemented cost reduction measures that include certain reductions in payroll, substantially decreasing capital expenditures, reducing planned corporate spending and eliminating certain non-strategic targeted expenditures. Recently, certain customer-facing employees have begun to return from furloughs and reduced hours as certain markets have begun to recover. As the COVID-19 pandemic continues to unfold, the Company will continue to evaluate appropriate actions for its business.

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

Net cash from continuing operations used by operating activities was $0.8 million for the six months ended June 27, 2020, compared to net cash from continuing operations provided by operating activities of $298.8 million for the comparable prior year period. The net change of $299.6 million was primarily attributable to lower net income, lower distributions from equity affiliates, and increased working capital requirements, specifically a lower decrease in inventories and an increase in prepaid inventories, partially offset by lower accounts receivable due to lower sales volume. The decrease in distributions from equity affiliates is the result of having sold our equity investment in Hu-Friedy Mfg. Co., LLC in the fourth quarter of 2019. The increase in other current assets is related to payments, for prepaid inventories, made during the second quarter of 2020 to secure adequate levels of PPE inventory.

Net cash from continuing operations used in investing activities was $81.6 million for the six months ended June 27, 2020, compared to $635.5 million for the comparable prior year period. The net change of $553.9 million was primarily attributable to decreased activity and payments for equity investments and business acquisitions.

Net cash from continuing operations provided by financing activities was $262.1 million for the six months ended June 27, 2020, compared to net cash provided by financing activities of $360.3 million for the comparable prior year period. The net change of $98.2 million was primarily due to proceeds received during the prior year related to the Animal Health Spin-off and a reduction in proceeds from noncontrolling subsidiaries, partially offset by increased bank borrowings and proceeds from issuance of long-term debt, reduced payments to the Henry Schein Animal Health Business and decreased repurchases of our common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 27,	December 28,
	2020	2019
Cash and cash equivalents	$296,110	$106,097
Working capital (1)	1,101,965	1,188,133

Debt:
Bank credit lines	$503,178	$23,975
Current maturities of long-term debt	109,587	109,849
Long-term debt	515,802	622,908
Total debt	$1,128,567	$756,732

Leases:
Current operating lease liabilities	$61,710	$65,349
Non-current operating lease liabilities	163,342	176,267

(1)	Includes $0 million and $127 million of accounts receivable which serve as security for U.S. trade accounts receivable securitization at June 27, 2020 and December 28, 2019 respectively.

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 52.4 days as of June 27, 2020 from 45.1 days as of June 29, 2019. During the six months ended June 27, 2020, we wrote off approximately $3.9 million of fully reserved accounts receivable against our trade receivable reserve. Our inventory turns from operations decreased to 4.2 as of June 27, 2020 from 4.8 as of June 29, 2019. Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

Bank credit lines consisted of the following:

	June 27,	December 28,
	2020	2019
Revolving credit agreement	$-	$-
364-day credit agreement	500,000	-
Other short-term bank credit lines	3,178	23,975
Total	$503,178	$23,975

The increase in the level of borrowings under our bank credit lines as of June 27, 2020 was attributable to potential cash requirements due to the impact of the COVID-19 pandemic.

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”), which matures in April 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect the LIBOR rate to be discontinued at some point during 2021, which will require an amendment to our debt agreements to reflect a new reference rate. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or to materially affect our interest expense. The Credit Agreement also requires, among other things, that we maintain maximum leverage ratios. Additionally, the Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of June 27, 2020 and December 28, 2019, the borrowings on this revolving credit facility were $0.0 million and $0.0 million, respectively. As of June 27, 2020 and December 28, 2019, there were $9.4 million and $9.6 million of letters of credit, respectively, provided to third parties under the credit facility.

On April 17, 2020, we amended the Credit Agreement to, among other things, (i) modify the financial covenant from being based on total leverage ratio to net leverage ratio, (ii) adjust the pricing grid to reflect the net leverage ratio calculation, and (iii) increase the maximum maintenance leverage ratio through March 31, 2021.

364-Day Credit Agreement

On April 17, 2020, we entered into a new $700 million 364-day credit agreement, with JPMorgan Chase Bank, N.A. and U.S. Bank National Association as joint lead arrangers and joint bookrunners. This facility matures on April 16, 2021. As of June 27, 2020, the borrowings on this credit facility were $500 million. We have the ability to borrow the remaining $200 million on a revolving basis as needed, subject to the terms and conditions of the credit agreement. The interest rate for borrowings under this facility will fluctuate based on our net leverage ratio. At June 27, 2020, the interest rate on this facility was 2.81%. The proceeds from this facility can be used for working capital requirements and general corporate purposes, including, but not limited to, permitted refinancing of existing indebtedness.

Other Short-Term Credit Lines

As of June 27, 2020 and December 28, 2019, we had various other short-term bank credit lines available, of which $3.2 million and $24 million, respectively, were outstanding. At June 27, 2020 and December 28, 2019, borrowings under all of these credit lines had a weighted average interest rate of 2.86% and 3.45%, respectively.

The decrease during the quarter ended June 27, 2020 in the weighted average interest rate under all of our credit lines was attributable to the Federal Reserve lowering borrowing rates during March 2020 in response to the COVID-19 pandemic.

Long-term debt

Long-term debt consisted of the following:

	June 27,	December 28,
	2020	2019
Private placement facilities	$613,469	$621,274
U.S. trade accounts receivable securitization	-	100,000
Note payable due in 2025 with an interest rate of 3.1%
at June 27, 2020	1,454	-
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from 2.62% to 4.22% at June 27, 2020 and
ranging from 2.56% to 10.5% at December 28, 2019	4,548	6,089
Finance lease obligations (see Note 7)	5,918	5,394
Total	625,389	732,757
Less current maturities	(109,587)	(109,849)
Total long-term debt	$515,802	$622,908

Private Placement Facilities

On September 15, 2017, we increased our available private placement facilities with three insurance companies to a total facility amount of $1 billion, and extended the expiration date to September 15, 2020. On June 23, 2020, the expiration date for our private placement facilities was extended through June 23, 2023. These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through June 23, 2023. The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance. The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions. On June 29, 2018, we amended and restated the above private placement facilities to, among other things, (i) permit the consummation of the Animal Health Spin-off and (ii) provide for the issuance of notes in Euros, British Pounds and Australian Dollars, in addition to U.S. Dollars. The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership. These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

The components of our private placement facility borrowings as of June 27, 2020 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010 (1)	$100,000	3.79%	September 2, 2020
January 20, 2012 (2)	14,286	3.09	January 20, 2022
January 20, 2012	50,000	3.45	January 20, 2024
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
Less: Deferred debt issuance costs	(817)
	$613,469

(1) During April 2020, we took certain steps to lock-in a lower interest rate to refinance our $100 million private placement borrowing at 3.79%, coming due on September 2, 2020 with a similar 10 year borrowing at 2.35% maturing on September 2, 2030.

(2) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, was scheduled to expire on April 29, 2022. On June 22, 2020, the expiration date for this facility was extended to June 12, 2023. As of June 27, 2020 and December 28, 2019, the borrowings outstanding under this securitization facility were $0 million and $100 million, respectively. At June 27, 2020, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 0.57% plus 0.95%, for a combined rate of 1.52%. At December 28, 2019, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.90% plus 0.75%, for a combined rate of 2.65%.

If our accounts receivable collection pattern changes due to customers either paying late or not making payments, our ability to borrow under this facility may be reduced.

We are required to pay a commitment fee of 25 to 45 basis points depending upon program utilization.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheets.

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment. Our leases have remaining terms of less than one year to 15 years, some of which may include options to extend the leases for up to 10 years. As of June 27, 2020, our right-of-use assets related to operating leases were $211.5 million and our current and non-current operating lease liabilities were $61.7 million and $163.3 million, respectively.

Stock Repurchases

From March 3, 2003 through June 27, 2020, we repurchased $3.6 billion, or 75,563,289 shares, under our common stock repurchase programs, with $201.2 million available as of June 27, 2020 for future common stock share repurchases.

As a result of the COVID-19 pandemic, on April 6, 2020, we announced a temporary suspension of our share repurchase program in an effort to preserve cash and exercise caution during this uncertain period.

Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the Redeemable noncontrolling interests for the six months ended June 27, 2020 and the year ended December 28, 2019 are presented in the following table:

	June 27,	December 28,
	2020	2019
Balance, beginning of period	$287,258	$219,724
Decrease in redeemable noncontrolling interests due to
redemptions	(12,636)	(2,270)
Increase in redeemable noncontrolling interests due to
business acquisitions	25,369	74,865
Net income attributable to redeemable noncontrolling interests	1,161	14,838
Dividends declared	(4,068)	(10,264)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(12,276)	(2,335)
Change in fair value of redeemable securities	(5,583)	(7,300)
Balance, end of period	$279,225	$287,258

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. Any adjustments to these accrual amounts are recorded in our consolidated statements of income. For the six months ended June 27, 2020 and June 29, 2019, there were no material adjustments recorded in our consolidated statements of income relating to changes in estimated contingent purchase price liabilities.

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

Our financial results for the six months ended June 27, 2020 were affected by certain estimates we made due to the adverse business environment brought on by the COVID-19 pandemic. For example, in the quarter ended March 28, 2020 we recorded incremental bad debt reserves of approximately $10.0 million for our global dental business and continued to retain those incremental reserves through the quarter ended June 27, 2020. During the quarter ended March 28, 2020, we also recognized a net credit of approximately $17.5 million in stock-based compensation expense due to our estimate that no performance shares granted in 2018, 2019 or 2020 will ultimately vest. For the quarter ended June 27, 2020, we continued to estimate that no such performance-based shares will ultimately vest. Additionally in the quarter ended March 28, 2020, we recorded total impairment charges of approximately $6.1 million related to prepaid royalty expenses and a customer relationship intangible asset. We had no material impairment charges in the quarter ended June 27, 2020. Although our selling, general and administrative expenses for the six months ended June 27, 2020 represent management's best estimates and assumptions that affect the reported amounts, our judgment could change in the future due to the significant uncertainty surrounding the macroeconomic effect of the COVID-19 pandemic.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 27, 2020 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of continued acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters as well as changes to the operating methods of some of our internal controls over financial reporting due to the COVID-19 pandemic, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended June 27, 2020, post-acquisition integration related activities continued for our global dental and North American medical businesses acquired during prior quarters, representing aggregate annual revenues of approximately $370 million. These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition. Also, during the quarter ended June 27, 2020, we completed systems implementation activities for integrating one of our Brazil dental businesses onto an existing ERP system. This business represents approximate aggregate annual revenues of $97 million. All continued acquisition integrations and systems implementations involved necessary and appropriate change-management controls that are considered in our quarterly assessment of the design and operating effectiveness of our internal control over financial reporting.

In addition, as a result of a combination of continued governmental imposed and Company directed closures of some of our facilities due to the COVID-19 pandemic, we have had to maintain a number of changes to the operating methods of some of our internal controls. For example, moving from manual sign-offs and in-person meetings to electronic sign-offs and electronic communications such as email and telephonic or video conference due to out-of-office working arrangements. However, the design of our internal control framework and objectives over financial reporting remains unchanged and the Company does not believe that these changes have materially affected, or are reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay. On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration. On June 10, 2013, Archer moved for reconsideration before the District Court judge. On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay. Defendants appealed the District Court’s order. On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration. On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings consistent with the Supreme Court’s opinion. On April 2, 2019, the District Court stayed the proceeding in the trial court pending resolution by the Fifth Circuit. The Fifth Circuit heard oral argument on May 1, 2019 on whether the case should be arbitrated. The Fifth Circuit issued its opinion on August 14, 2019 affirming the District Court’s order denying defendants’ motions to compel arbitration. Defendants filed a petition for rehearing en banc before the Fifth Circuit. The Fifth Circuit denied that petition. On October 1, 2019, the District Court set the case for trial on February 3, 2020, which was subsequently moved to January 29, 2020. On January 24, 2020 the Supreme Court granted our motion to stay the District Court proceedings, pending the disposition of our petition for writ of certiorari, which was filed on January 31, 2020. Archer conditionally cross petitioned for certiorari on an arbitration issue on March 2, 2020. On June 15, 2020, the Supreme Court granted our petition for writ of certiorari, and denied Archer’s conditional petition for certiorari, and thus the District Court proceedings remain stayed. Patterson and the Danaher Defendants settled with Archer and they have been dismissed from the case with prejudice. Benco is still a defendant and filed a notice of joinder in Henry Schein’s motion to compel arbitration with the District Court. We intend to defend ourselves vigorously against this action.

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Stanley M. Bergman and Steven Paladino in the U.S. District Court for the Eastern District of New York, Case No. 1:18-cv-01428. The complaint sought to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”). The complaint alleged, among other things, that the defendants had made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period, thereby causing the plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities. Those alleged statements included matters relating to the issues in the In re Dental Supplies Antitrust Litigation, which Henry Schein settled and which the court dismissed in June 2019, and in the United States Federal Trade Commission (“FTC”) administrative proceeding, in which an administrative law judge ruled in Henry Schein’s favor in October

2019 after a trial, as described in our prior filings with the SEC. The complaint sought unspecified monetary damages and a jury trial. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), the court appointed lead plaintiff and lead counsel on June 22, 2018 and recaptioned the putative class action as In re Henry Schein, Inc. Securities Litigation, under the same case number. Lead plaintiff filed a consolidated class action complaint on September 14, 2018. The consolidated class action complaint asserts similar claims against the same defendants (plus Timothy Sullivan) on behalf of the same putative class of purchasers during the Class Period. It alleges that Henry Schein’s stock price was inflated during that period because Henry Schein had misleadingly portrayed its dental-distribution business “as successfully producing excellent profits while operating in a highly competitive environment” even though, “in reality, [Henry Schein] had engaged for years in collusive and anticompetitive practices in order to maintain Schein’s margins, profits, and market share.” The complaint alleges that the stock price started to fall from August 8, 2017, when the company announced below-expected financial performance that allegedly “revealed that Schein’s poor results were a product of abandoning prior attempts to inflate sales volume and margins through anticompetitive collusion,” through February 13, 2018, after the FTC filed a complaint against Benco, Henry Schein and Patterson alleging that they violated U.S. antitrust laws. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 and Section 20(a) of the Exchange Act. On September 27, 2019, the court issued a decision partially granting and partially denying defendants’ motion to dismiss the securities action. The court dismissed all claims against Messrs. Bergman and Paladino as well as the Section 10(b) claim against Henry Schein to the extent that that claim relied on the Company’s financial results and margins to allege a material misstatement or omission. The court also dismissed the Section 10(b) claim against Henry Schein to the extent that it relied on the Company’s August 8, 2017 disclosure to allege loss causation. The court otherwise denied the motion as to Henry Schein and Mr. Sullivan. Henry Schein and Mr. Sullivan moved for partial reconsideration of the court’s decision. Pursuant to all parties’ request, the court temporarily took the motion off the calendar after it was fully briefed. The parties later agreed to resolve this matter in exchange for a cash payment of $35 million, which will be covered by the Company’s insurance and will have no earnings impact to the Company. The proposed settlement is subject to various conditions, including court approval. The Court preliminarily approved the proposed settlement on May 5, 2020 and has scheduled a fairness hearing for September 16, 2020.

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

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have currently been named as a defendant in multiple lawsuits (currently less than one-hundred and fifty (150)), which allege claims similar to those alleged in the County of Summit Action. At this time, the only cases set for trial are the action filed by Tucson Medical Center et al., which is currently scheduled for a 30-day trial beginning on June 1, 2021, and the action filed by West Virginia University Hospitals, Inc. et al., which is currently scheduled for a non-jury liability trial on Plaintiffs’ public nuisance claims on March 22, 2021. These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL. Of Henry Schein’s 2019 revenue of approximately $10 billion from continuing operations, sales of opioids represented less than one-tenth of 1 percent. Opioids represent a negligible part of our business. We intend to defend ourselves vigorously against these actions.

On September 30, 2019, the City of Hollywood Police Officers Retirement System, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Covetrus, Inc., and Benjamin Shaw and Christine Komola (Covetrus’s then Chief Executive Officer and Chief Financial Officer, respectively) in the U.S. District Court for the Eastern District of New York, Case No. 2:19-cv-05530-FB-RLM. The complaint seeks to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased or otherwise acquired Covetrus common stock from February 8, 2019 through August 12, 2019. The case relates to the Animal Health Spin-off and Merger of the Henry Schein Animal Health Business with Vets First Choice in February 2019. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and asserts that defendants’ statements in the offering documents and after the transaction were materially false and misleading because they purportedly overstated Covetrus’s capabilities as to inventory management and supply-chain services, understated the costs of integrating the Henry Schein Animal Health Business and Vets First Choice, understated Covetrus’s separation costs from Henry Schein, and understated the impact on earnings from online competition and alternative distribution channels and from the loss of an allegedly large customer in North America just before the Separation and Merger. The complaint seeks unspecified monetary damages and a jury trial. Pursuant to the provisions of the PSLRA, the court appointed lead plaintiff and lead counsel on December 23, 2019. Lead plaintiff filed a Consolidated Class Action Complaint on February 21, 2020. Lead plaintiff added Steve Paladino, our Chief Financial Officer, as a defendant in the action. Lead plaintiff filed an Amended Consolidated Class Action Complaint on May 21, 2020, in which it added a claim that Mr. Paladino is a “control person” of Covetrus. We intend to defend ourselves vigorously against this action.

On November 15, 2019, Frank Finazzo filed a putative shareholder derivative action on behalf of Henry Schein, Inc. against various present and former directors and officers of Henry Schein in the U.S. District Court for the Eastern District of New York, Case No. 1:19-cv-6485-LDH-JO. The named defendants in the action are Stanley M. Bergman, Steven Paladino, Timothy J. Sullivan, Barry J. Alperin, Lawrence S. Bacow, Gerald A. Benjamin, James P. Breslawski, Paul Brons, Shira Goodman, Joseph L. Herring, Donald J. Kabat, Kurt Kuehn, Philip A. Laskawy, Anne H. Margulies, Karyn Mashima, Norman S. Matthews, Mark E. Mlotek, Carol Raphael, E. Dianne Rekow, Bradley T. Sheares, and Louis W. Sullivan, with Henry Schein named as a nominal defendant. The Complaint asserts claims under the federal securities laws and state law relating to the allegations in the antitrust actions, the In re Henry Schein, Inc. Securities Litigation, and the City of Hollywood securities class action described above. The complaint seeks declaratory, injunctive, and monetary relief on behalf of Henry Schein. On January 6, 2020, counsel who filed the Finazzo case filed another, virtually identical putative shareholder derivative action on behalf of Henry Schein against the same defendants, asserting the same claims and seeking the same relief. That case, captioned Mark Sloan v. Stanley M. Bergman, et al., is also pending in the U.S. District Court for the Eastern District of New York, Case No. 1:20-cv-0076. On January 24, 2020, the court consolidated the Finazzo and Sloan cases under the new caption In re Henry Schein, Inc. Derivative Litigation, No. 1:19-cv-06485-LDH-JO, and appointed the counsel in these cases as co-lead counsel for the consolidated action. The parties agreed to a resolution of this matter subject to various conditions, including court approval. The contemplated settlement, if finally approved, would involve the adoption of certain procedures but would not involve the payment of any money except a fee to the plaintiffs’ attorneys that is immaterial. The Court preliminarily approved the proposed settlement on June 10, 2020, and has scheduled a fairness hearing for September 22, 2020.

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

As of June 27, 2020, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. "Risk factors" in our Annual Report on Form 10-K for the year ended December 28, 2019. We provide an update to the following risk factor.

The recent COVID-19 pandemic and the responses of governments to it have had, and may continue to have, a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. In the future, our business, results of operations, cash flows, financial condition and liquidity may be negatively impacted by the effects of other disease outbreaks, epidemics, pandemics, or similar wide spread public health concerns and other natural disasters.

The COVID-19 pandemic has had, and continues to have, an unprecedented impact on society, worldwide economic activity, and the health care sector (particularly, the dental market). As a global healthcare solutions company, the COVID-19 pandemic and the governmental responses to it have had, and may continue to have, a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. In March and April 2020, the dental market was severely impacted by COVID-19, with many, if not a majority, of practices being closed or open on a limited basis only. Although dental practice openings and patient volume recovery in the United States and many other countries have rebounded faster than originally anticipated, they still remain below pre-COVID-19 levels, material uncertainty remains and the potential for one or more significant resurgences of COVID-19 could cause a significant reduction in dental practice openings and patient volume recovery, or further delay the return to normal operations. Even after COVID-19 has subsided, we may continue to experience material adverse impacts to our business, results of operations and cash flows as a result of, among other things, its global economic impact, including any recession that has occurred or may occur in the future, or a prolonged period of economic slowdown or the reluctance of patients to return for elective dental or medical care.

The impacts and potential impacts from the COVID-19 pandemic include, but are not limited to:

• Significant reductions in demand or significant volatility in demand for certain of our products. For example, in March and April 2020, many dental offices in the United States performed only emergency procedures, and rescheduled wellness exams and elective procedures. Dental offices in other countries also have experienced closures or restricted operations, as have medical offices around the world. Such closures and restrictions impacted our customers’ spending with us and have had a material adverse effect on our business, results of operations and cash flows. Although dental practice openings and patient volume recovery have rebounded faster than originally anticipated, capacity constraints in offices and demand-side factors may lead to continued reductions in demand or significant volatility in demand for our products. Additionally, significant reduction in demand for certain of our products or customers’ decisions to delay the purchase of large equipment may result in us having increased inventory;

• Shortage of Personal Protective Equipment (PPE). Supply chain disruptions for PPE and an increased demand for these products has resulted, and may continue to result, in backorders of PPE and a potential scarcity in raw materials to make PPE. Prices for PPE have also increased. Although we have expanded our sourcing in critical product categories, added substitute products, and adapted our transportation model to shorten lead-times in product delivery, among other improvements, we still may not be able to supply our customers with the quantity of PPE products they demand, which may lead to our customers seeking alternative sources of supply. Furthermore, healthcare professionals’ inability to obtain a sufficient quantity of PPE from us and other suppliers could limit capacity at such offices, which could result in the furtherance of the current material adverse impacts on our business, results of operations and cash flows, and could materially adversely affect our financial condition and liquidity. Conversely, we recorded significant charges in the second quarter for PPE inventory due to volatility of pricing for PPE, and, depending upon the course of the pandemic, if PPE demand suddenly decreases upon an oversupply relative to demand, our margins and the value of our PPE inventory could be further negatively impacted in future periods, which could result in a material adverse impact on our business, results of operations and cash flows;

• Reduction in Peoples’ Ability and Willingness to be in Public. Although some restrictions recommended by several public health organizations, and implemented by many local governments, to slow and limit the transmission of COVID-19 (including business closures and restrictions, stay-at-home and similar measures) have been lifted or partially lifted, ongoing social distancing ordinances and similar restrictions, and the potential for one or more significant resurgences of COVID-19 may result in the re-imposition of governmental social distancing and other restrictions, and/or cause people to be less willing to go to elective medical and dental appointments, which could continue to materially adversely affect demand for our products. A lengthened period of materially suppressed demand would result in the furtherance of the current material adverse impacts on our business, results of operations and cash flows and could materially adversely affect our financial condition and liquidity;

• Potential delays in customer payments, or defaults on our customer credit arrangements. We generally sell products to customers with payment terms. If customers’ cash flows or operating and financial performance deteriorate, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us. Likewise, for similar reasons, suppliers may restrict credit or impose more stringent payment terms. The inability of current and/or potential customers to pay us for our products and/or services or any demands by suppliers for more stringent payment terms may materially adversely affect our business, results of operations, cash flows, financial condition and liquidity and may limit the amounts we can borrow under our trade accounts receivable securitization;

• Impact on third parties’ ability to meet their obligations to the Company; impact on our ability to meet obligations to third parties. Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors (including third party shippers), banks, joint venture partners and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, or by travel restrictions and border closures, may materially adversely affect our business, results of operations, cash flows, financial condition and liquidity. Certain of our contracts with supply partners contain minimum purchase requirements or include rebate provisions if we satisfy certain sales or purchasing targets that we may not be able to satisfy due to the impact of the COVID-19 pandemic. Rebate income recognized to date this year is less than rebates earned over the same period last year. Our failure to satisfy such contractual provisions or renegotiate more favorable terms could materially adversely affect our business, results of operations and cash flows;

• Negative impact on our workforce and impact of adapted business practices. The spread of COVID-19 has caused us to implement cost reduction measures (including a payroll cost reduction plan centered around furloughs, reduced pay and work hours, voluntary unpaid time off, suspension of the 401(k) match, and job reductions), modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees. Many of our employees shifted abruptly to working remotely and continue to do so. An extended period of modified pay and business practices and remote work arrangements could have a negative impact on employee morale, strain our business continuity plans, introduce operational risk (including but not limited to cybersecurity risks), and impair our ability to efficiently operate our business;

• Significant changes in political conditions. Significant changes in political conditions in markets in which we purchase and distribute our products have occurred and are expected to continue at least during the pendency of the pandemic, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise constrain the operations of our business partners, suppliers, or customers, which may materially adversely affect our business, results of operations, cash flows, financial condition and liquidity;

• Potential impact on our ability to meet obligations under credit facilities. Although we recently entered into amendments to our material credit facilities to, among other things, extend the maturity dates and temporarily provide additional flexibility under certain covenants, an extended negative impact of COVID-19 on our business, results of operations, cash flows, financial condition and liquidity could impact our ability to meet our obligations under credit facilities or outstanding long term debt, which contain maximum leverage ratios, and customary representations, warranties and affirmative covenants;

• Volatility in the financial markets. Volatility in the financial markets may materially adversely affect the availability and cost of credit to us;

• Refocusing management resources to mitigate effects of COVID-19. Our management is focused on mitigating the effects of COVID-19, which has required, and may continue to require for the duration of the pandemic, a large investment of time and resources across the Company, and may delay certain strategic and other plans which could materially adversely affect our business;

• Potential increased costs associated with our self-insured medical insurance programs. We may incur significant employee health care costs under our self-insurance medical insurance program if a large number of our employees and/or their covered family members become ill from COVID-19; and

• Reputational risk associated with response to COVID-19. If we do not respond appropriately to the COVID-19 pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brands, which could materially adversely affect our business.

The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 28, 2019, any of which could have a material adverse effect on us.

More generally, in the future our business, results of operations, cash flows, financial condition and liquidity may be negatively impacted by the effects of other disease outbreaks, epidemics, pandemics, similar wide spread public health concerns, and other natural disasters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our share repurchase program announced on March 3, 2003, originally allowed us to repurchase up to two million shares pre-stock splits (eight million shares post-stock splits) of our common stock, which represented approximately 2.3% of the shares outstanding at the commencement of the program. As summarized in the table below, subsequent additional increases totaling $3.7 billion, authorized by our Board of Directors, to the repurchase program provide for a total of $3.8 billion of shares of our common stock to be repurchased under this program.

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

As of June 27, 2020, we had repurchased approximately $3.6 billion of common stock (75,563,289 shares) under these initiatives, with $201.2 million available for future common stock share repurchases.

As a result of the COVID-19 pandemic, on April 6, 2020, we announced a temporary suspension of our share repurchase program in an effort to preserve cash and exercise caution in this uncertain period.

During the fiscal quarter ended June 27, 2020, we did not make any repurchases of our common stock. The maximum number of shares that could be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time. The maximum number of shares that could be repurchased as of April 25, 2020, May 30, 2020, and June 27, 2020 were 3,840,642, 3,313,756 and 3,550,578, respectively.

ITEM 6. EXHIBITS

Exhibits.

4.1

First Amendment to Second Amended and Restated Multicurrency Private Shelf Agreement, dated as of June 23, 2020, by and among us, PGIM, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 25, 2020.)

4.2

First Amendment to Second Amended and Restated Master Note Facility, dated as of June 23, 2020, by and among us, NYL Investors LLC and each New York Life affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 25, 2020.)

4.3

First Amendment to Second Amended and Restated Multicurrency Master Note Purchase Agreement, dated as of June 23, 2020, by and among us, Metropolitan Life Insurance Company, MetLife Investment Management, LLC and each MetLife affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on June 25, 2020.)

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

10.3

Amendment Number Two to the Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed for the quarter ended March 28, 2020 filed on May 5, 2020.)**

10.4

Amendment Number Six to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed for the quarter ended March 28, 2020 filed on May 5, 2020.)**

10.5

Voluntary Salary Waiver effective April 6, 2020, by and between Henry Schein, Inc. and Stanley M. Bergman. (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed for the quarter ended March 28, 2020 filed on May 5, 2020.)**

10.6	Henry Schein, Inc. Stock Incentive Plan, as amended and restated effective as of May 21, 2020. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2020.)**
10.7

Limited Waiver dated as of May 22, 2020 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto, as amended.+

10.8

Amendment No. 6 dated as of June 22, 2020 to the Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto, as amended. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2020.)

10.9	Voluntary Salary Waiver effective June 19, 2020, by and between Henry Schein, Inc. and Stanley M. Bergman.**+
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104	The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL (included within Exhibit 101 attachments).+

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

Dated: August 4, 2020