Form 10-Q
period 2020-09-26
HENRY SCHEIN INC
filed 2020-11-02
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

or

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

As of October 26, 2020, there were 142,776,158 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 26,	December 28,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$533,495	$106,097
Accounts receivable, net of reserves of $86,371 and $60,002	1,407,676	1,246,246
Inventories, net	1,463,434	1,428,799
Prepaid expenses and other	464,645	445,360
Total current assets	3,869,250	3,226,502
Property and equipment, net	334,954	329,645
Operating lease right-of-use assets, net	249,895	231,662
Goodwill	2,488,962	2,462,495
Other intangibles, net	510,395	572,878
Investments and other	356,439	327,919
Total assets	$7,809,895	$7,151,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,006,958	$880,266
Bank credit lines	507,372	23,975
Current maturities of long-term debt	110,015	109,849
Operating lease liabilities	62,914	65,349
Accrued expenses:
Payroll and related	250,365	265,206
Taxes	138,196	165,171
Other	527,987	528,553
Total current liabilities	2,603,807	2,038,369
Long-term debt	515,357	622,908
Deferred income taxes	32,408	64,989
Operating lease liabilities	200,611	176,267
Other liabilities	370,745	331,173
Total liabilities	3,722,928	3,233,706

Redeemable noncontrolling interests	294,700	287,258
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 480,000,000 shares authorized,
142,456,318 outstanding on September 26, 2020 and
143,353,459 outstanding on December 28, 2019	1,425	1,434
Additional paid-in capital	11,044	47,768
Retained earnings	3,314,136	3,116,215
Accumulated other comprehensive loss	(171,332)	(167,373)
Total Henry Schein, Inc. stockholders' equity	3,155,273	2,998,044
Noncontrolling interests	636,994	632,093
Total stockholders' equity	3,792,267	3,630,137
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$7,809,895	$7,151,101

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019

Net sales	$2,840,146	$2,508,767	$6,953,416	$7,316,862
Cost of sales	2,085,847	1,747,600	4,998,784	5,036,574
Gross profit	754,299	761,167	1,954,632	2,280,288
Operating expenses:
Selling, general and administrative	559,636	574,771	1,572,816	1,742,597
Restructuring costs (credits)	6,992	(802)	27,713	15,764
Operating income	187,671	187,198	354,103	521,927
Other income (expense):
Interest income	2,294	3,943	7,481	12,368
Interest expense	(11,111)	(12,373)	(29,409)	(41,459)
Other, net	(1,699)	(177)	(2,210)	(2,012)
Income from continuing operations before taxes,
equity in earnings of affiliates and noncontrolling interests	177,155	178,591	329,965	490,824
Income taxes	(29,005)	(41,964)	(65,965)	(117,326)
Equity in earnings of affiliates	3,663	6,585	7,808	14,771
Net income from continuing operations	151,813	143,212	271,808	388,269
Income (loss) from discontinued operations, net of tax	(29)	5,641	274	(5,576)
Net income	151,784	148,853	272,082	382,693
Less: Net income attributable to noncontrolling interests	(10,087)	(8,296)	(10,921)	(18,187)
Plus: Net loss attributable to noncontrolling interests
from discontinued operations	-	-	-	366
Net income attributable to Henry Schein, Inc.	$141,697	$140,557	$261,161	$364,872
Amounts attributable to Henry Schein Inc.:
Continuing operations	$141,726	$134,916	$260,887	$370,082
Discontinued operations	(29)	5,641	274	(5,210)
Net income attributable to Henry Schein, Inc.	$141,697	$140,557	$261,161	$364,872

Earnings per share from continuing operations attributable to Henry Schein, Inc.:

Basic	$1.00	$0.92	$1.83	$2.49
Diluted	$0.99	$0.91	$1.82	$2.47

Earnings (loss) per share from discontinued operations attributable to Henry Schein, Inc.:

Basic	$-	$0.04	$-	$(0.04)
Diluted	$-	$0.04	$-	$(0.04)

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.00	$0.96	$1.83	$2.46
Diluted	$0.99	$0.95	$1.82	$2.43

Weighted-average common shares outstanding:
Basic	142,362	147,136	142,553	148,603
Diluted	143,091	148,575	143,308	149,920

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019

Net income	$151,784	$148,853	$272,082	$382,693

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	37,588	(60,635)	(17,316)	(43,926)

Unrealized gain (loss) from foreign currency hedging
activities	(7,697)	(1,263)	2,457	(1,586)

Unrealized investment gain (loss)	2	2	(5)	8

Pension adjustment gain (loss)	(338)	400	161	832

Other comprehensive income (loss), net of tax	29,555	(61,496)	(14,703)	(44,672)
Comprehensive income	181,339	87,357	257,379	338,021
Comprehensive income attributable to noncontrolling
interests:
Net income	(10,087)	(8,296)	(10,921)	(17,821)
Foreign currency translation (gain) loss	(1,636)	6,014	10,744	4,609
Comprehensive income attributable to noncontrolling
interests	(11,723)	(2,282)	(177)	(13,212)

Comprehensive income attributable to Henry Schein, Inc.	$169,616	$85,075	$257,202	$324,809

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interests	Equity
Balance, June 27, 2020	142,438,127	$1,424	$16,475	$3,172,439	$(199,251)	$630,458	$3,621,545
Net income (excluding $6,092 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	141,697	-	3,995	145,692
Foreign currency translation gain (excluding gain of $1,277
attributable to Redeemable noncontrolling interests)	-	-	-	-	35,952	359	36,311
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $2,793	-	-	-	-	(7,697)	-	(7,697)
Unrealized investment gain, net of tax of $0	-	-	-	-	2	-	2
Pension adjustment loss, net of tax benefit of $133	-	-	-	-	(338)	-	(338)
Dividends paid	-	-	-	-	-	(309)	(309)
Change in fair value of redeemable securities	-	-	(10,724)	-	-	-	(10,724)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	2,491	2,491
Stock-based compensation expense	21,113	-	5,710	-	-	-	5,710
Shares withheld for payroll taxes	(2,922)	1	(194)	-	-	-	(193)
Settlement of stock-based compensation awards	-	-	(223)	-	-	-	(223)
Balance, September 26, 2020	142,456,318	$1,425	$11,044	$3,314,136	$(171,332)	$636,994	$3,792,267

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interests	Equity
Balance, June 29, 2019	147,823,846	$1,478	$65,356	$2,900,387	$(139,944)	$618,937	$3,446,214
Net income (excluding $4,105 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	140,557	-	4,191	144,748
Foreign currency translation loss (excluding loss of $5,748
attributable to Redeemable noncontrolling interests)	-	-	-	-	(54,621)	(266)	(54,887)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $422	-	-	-	-	(1,263)	-	(1,263)
Unrealized investment gain, net of tax of $1	-	-	-	-	2	-	2
Pension adjustment gain, net of tax of $185	-	-	-	-	400	-	400
Dividends paid	-	-	-	-	-	(84)	(84)
Other adjustments	-	-	1	-	-	-	1
Change in fair value of redeemable securities	-	-	1,667	-	-	-	1,667
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	7,004	7,004
Repurchase and retirement of common stock	(1,571,909)	(15)	(15,109)	(83,094)	-	-	(98,218)
Stock-based compensation expense	6,028	-	13,338	-	-	-	13,338
Shares withheld for payroll taxes	(3,101)	-	(199)	-	-	-	(199)
Settlement of stock-based compensation awards	-	-	(85)	-	-	-	(85)
Separation of Animal Health business	-	-	672	-	-	-	672
Balance, September 28, 2019	146,254,864	$1,463	$65,641	$2,957,850	$(195,426)	$629,782	$3,459,310

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interests	Equity
Balance, December 28, 2019	143,353,459	$1,434	$47,768	$3,116,215	$(167,373)	$632,093	$3,630,137
Cumulative impact of adopting new accounting standards	-	-	-	(412)	-	-	(412)
Net income (excluding $7,253 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	261,161	-	3,668	264,829
Foreign currency translation gain (loss) (excluding loss of $10,999
attributable to Redeemable noncontrolling interests)	-	-	-	-	(6,572)	255	(6,317)
Unrealized gain from foreign currency hedging activities,
net of tax of $553	-	-	-	-	2,457	-	2,457
Unrealized investment loss, net of tax benefit of $1	-	-	-	-	(5)	-	(5)
Pension adjustment gain, net of tax of $66	-	-	-	-	161	-	161
Dividends paid	-	-	-	-	-	(816)	(816)
Purchase of noncontrolling interests	-	-	(1,597)	-	-	(701)	(2,298)
Change in fair value of redeemable securities	-	-	(5,141)	-	-	-	(5,141)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	2,495	2,495
Repurchase and retirement of common stock	(1,200,000)	(12)	(10,949)	(62,828)	-	-	(73,789)
Stock-based compensation expense (credit)	535,556	5	(6,653)	-	-	-	(6,648)
Shares withheld for payroll taxes	(232,697)	(2)	(14,197)	-	-	-	(14,199)
Settlement of stock-based compensation awards	-	-	164	-	-	-	164
Separation of Animal Health business	-	-	1,649	-	-	-	1,649
Balance, September 26, 2020	142,456,318	$1,425	$11,044	$3,314,136	$(171,332)	$636,994	$3,792,267

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interests	Equity
Balance, December 29, 2018	151,401,668	$1,514	$-	$3,208,589	$(248,771)	$580,456	$3,541,788
Cumulative impact of adopting new accounting standards	-	-	-	(274)	-	-	(274)
Net income (excluding $10,618 attributable to Redeemable
noncontrolling interests from continuing operations
and ($366) from discontinued operations)	-	-	-	364,872	-	7,569	372,441
Foreign currency translation loss (excluding loss of $4,912
attributable to Redeemable noncontrolling interests
and $592 gain from discontinued operations)	-	-	-	-	(39,317)	(289)	(39,606)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $451	-	-	-	-	(1,586)	-	(1,586)
Unrealized investment gain, net of tax of $2	-	-	-	-	8	-	8
Pension adjustment gain, net of tax of $314	-	-	-	-	832	-	832
Dividends paid	-	-	-	-	-	(299)	(299)
Other adjustments	-	-	(3)	-	-	-	(3)
Change in fair value of redeemable securities	-	-	5,867	-	-	-	5,867
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	42,345	42,345
Adjustment for Animal Health Spin-off	87,629	1	-	-	-	-	1
Repurchase and retirement of common stock	(5,277,256)	(52)	(51,312)	(273,636)	-	-	(325,000)
Stock issued upon exercise of stock options	2,526	-	34	-	-	-	34
Stock-based compensation expense	218,563	2	33,433	-	-	-	33,435
Shares withheld for payroll taxes	(178,266)	(2)	(10,765)	-	-	-	(10,767)
Settlement of stock-based compensation awards	-	-	303	-	-	-	303
Share Sale related to Animal Health business	-	-	361,090	-	-	-	361,090
Separation of Animal Health business	-	-	(71,549)	(543,158)	93,408	-	(521,299)
Transfer of charges in excess of capital	-	-	(201,457)	201,457	-	-	-
Balance, September 28, 2019	146,254,864	$1,463	$65,641	$2,957,850	$(195,426)	$629,782	$3,459,310
See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)
	September 26,	September 28,
	2020	2019
Cash flows from operating activities:
Net income	$272,082	$382,693
Income (loss) from discontinued operations	274	(5,576)
Income from continuing operations	271,808	388,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,664	136,210
Stock-based compensation (credit) expense	(6,648)	33,110
Provision for losses on trade and other accounts receivable	34,590	7,576
Benefit from deferred income taxes	(48,193)	(3,468)
Equity in earnings of affiliates	(7,808)	(14,771)
Distributions from equity affiliates	10,053	67,913
Changes in unrecognized tax benefits	(18,365)	3,535
Other	4,794	(2,122)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(199,858)	(115,384)
Inventories	(25,830)	75,093
Other current assets	(51,746)	(70,348)
Accounts payable and accrued expenses	144,953	19,567
Net cash provided by operating activities from continuing operations	248,414	525,180
Net cash provided by (used in) operating activities from discontinued operations	648	(163,653)
Net cash provided by operating activities	249,062	361,527

Cash flows from investing activities:
Purchases of fixed assets	(37,799)	(48,956)
Payments related to equity investments and business
acquisitions, net of cash acquired	(52,208)	(657,093)
Proceeds from sale of equity investment	12,000	10,500
Proceeds from (repayments to) loan to affiliate	(1,451)	16,448
Other	(14,498)	(12,248)
Net cash used in investing activities from continuing operations	(93,956)	(691,349)
Net cash used in investing activities from discontinued operations	-	(2,064)
Net cash used in investing activities	(93,956)	(693,413)

Cash flows from financing activities:
Net change in bank borrowings	484,139	(843,846)
Proceeds from issuance of long-term debt	501,421	741
Principal payments for long-term debt	(610,457)	(10,252)
Debt issuance costs	(3,683)	(391)
Debt extinguishment costs	(401)	-
Proceeds from issuance of stock upon exercise of stock options	-	34
Payments for repurchases of common stock	(73,789)	(325,000)
Payments for taxes related to shares withheld for employee taxes	(14,007)	(10,751)
Distribution received related to Animal Health Spin-off	-	1,120,000
Proceeds related to Animal Health Share Sale	-	361,090
Proceeds from (distributions to) noncontrolling shareholders	(3,995)	53,429
Acquisitions of noncontrolling interests in subsidiaries	(14,934)	(2,358)
Proceeds from (payments to) Henry Schein Animal Health Business	139	(166,557)
Net cash provided by financing activities from continuing operations	264,433	176,139
Net cash provided by (used in) financing activities from discontinued operations	(648)	144,633
Net cash provided by financing activities	263,785	320,772
Effect of exchange rate changes on cash and cash equivalents from continuing operations	8,507	8,401
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	-	(2,240)
Net change in cash and cash equivalents from continuing operations	427,398	18,371
Net change in cash and cash equivalents from discontinued operations	-	(23,324)
Cash and cash equivalents, beginning of period	106,097	56,885
Cash and cash equivalents, end of period	$533,495	$75,256

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

For the consolidated VIE, the trade accounts receivable transferred to the VIE are pledged as collateral to the related debt. The creditors have recourse to us for losses on these trade accounts receivable. At September 26, 2020 and December 28, 2019, trade accounts receivable that can only be used to settle obligations of this VIE were $0 million and $127 million, respectively, and the liabilities of the VIE where the creditors have recourse to us were $0 million and $100 million, respectively.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 26, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 26, 2020.

In March 2020, the World Health Organization declared the Novel Coronavirus Disease 2019 (“COVID-19”) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries implemented business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat the pandemic, which significantly impacted global business and dramatically reduced demand for dental products and certain medical products in the second quarter of 2020. Demand increased in the third quarter resulting in growth over the prior year driven by sales of personal protective equipment (PPE) and COVID-19 related products.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Our consolidated financial statements reflect estimates and assumptions made by us that affect, among other things, our goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; hedging activity; vendor rebates; measurement of compensation cost for certain share-based performance awards and cash bonus plans; and pension plan assumptions. Due to the significant uncertainty surrounding the future impact of COVID-19, our judgments regarding estimates and impairments could change in the future. In addition, the impact of COVID-19 had a material adverse effect on our business, results of operations and cash flows in the second quarter of 2020. In the latter half of the second quarter, dental and medical practices began to re-open worldwide, and continued to do so during the third quarter. However, patient volumes remain below pre-COVID-19 levels and certain regions in the U.S. and internationally are experiencing an increase in COVID-19 cases. As such, there is an ongoing risk that the COVID-19 pandemic may again have a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Summarized financial information for our discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019

Net sales	$-	$-	$-	$319,522
Cost of goods sold	-	-	-	260,097
Gross profit	-	-	-	59,425
Selling, general and administrative	326	1,063	782	68,013
Operating loss	(326)	(1,063)	(782)	(8,588)
Income tax benefit	(297)	(6,704)	(1,056)	(2,023)
Income (loss) from discontinued operations	(29)	5,641	274	(5,576)
Net loss attributable to noncontrolling interests	-	-	-	366
Net income (loss) from discontinued operations
attributable to Henry Schein, Inc.	(29)	5,641	274	(5,210)

The operating loss from discontinued operations for the three and nine months ended September 26, 2020 was primarily attributable to costs directly related to the Animal Health Spin-off. See Note 19-Related Party Transactions

for additional information.

The net income from discontinued operations for the nine months ended September 26, 2020 was primarily attributable to a tax refund received during Q2 2020 by a holding company previously part of our Animal Health legal structure.

The September 28, 2019 financial information above represents activity of the discontinued operations during the quarter and year-to-date through the Distribution Date. The income from discontinued operations for the three months ended September 28, 2019 was primarily attributable to a change in estimate of the tax deductibility of transaction costs incurred that were directly related to the Animal Health Spin-off. The loss from discontinued operations for the nine months ended September 28, 2019 was primarily attributable to the inclusion of the transaction costs directly related to the Animal Health Spin-off.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3 – Critical Accounting Policies, Accounting Pronouncements Adopted and Recently Issued Accounting Standards

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the nine months ended September 26, 2020, as compared to the critical accounting policies described in Item 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2019, except as follows:

Accounting Pronouncements Adopted

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles-Goodwill and Other” (Topic 350) (“ASU 2017-04”). ASU 2017-04 eliminates step two from the goodwill impairment test, thereby eliminating the requirement to calculate the implied fair value of a reporting unit. ASU 2017-04 requires us to perform our annual goodwill impairment test by comparing the fair value of our reporting units to the carrying value of those units. If the carrying value exceeds the fair value, we will be required to recognize an impairment charge; however, the impairment charge should not exceed the amount of goodwill allocated to such reporting unit. Our adoption of ASU 2017-04 on December 29, 2019 did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. We adopted ASU 2016-13 using the modified-retrospective method and recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings. Based upon the level and makeup of our financial asset portfolio, including accounts receivable, past loan loss activity and current known activity regarding our outstanding loans, the adoption of ASU 2016-13 on December 29, 2019 resulted in a decrease of $0.4 million to retained earnings.

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging— in Entity’s Own Equity” (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments. In addition to eliminating certain accounting models, this ASU includes improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. We do not expect that the requirements of this ASU will have a material impact on our consolidated financial statements.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 4 – Revenue from Contracts with Customers

Revenue is recognized in accordance with policies disclosed in Item 8 of our Annual Report on Form 10-K for the year ended December 28, 2019.

Disaggregation of Revenue

The following table disaggregates our revenue by segment and geography:

	Three Months Ended			Nine Months Ended
	September 26, 2020			September 26, 2020
	North America	International	Global	North America	International	Global
Revenues:
Health care distribution
Dental	$1,008,836	$641,017	$1,649,853	$2,413,154	$1,653,067	$4,066,221
Medical	1,002,741	24,405	1,027,146	2,377,357	68,287	2,445,644
Total health care distribution	2,011,577	665,422	2,676,999	4,790,511	1,721,354	6,511,865
Technology and value-added services	120,949	17,406	138,355	327,374	48,173	375,547
Total excluding Corporate TSA revenues (1)	2,132,526	682,828	2,815,354	5,117,885	1,769,527	6,887,412
Corporate TSA revenues (1)	-	24,792	24,792	-	66,004	66,004
Total revenues	$2,132,526	$707,620	$2,840,146	$5,117,885	$1,835,531	$6,953,416

	Three Months Ended			Nine Months Ended
	September 28, 2019			September 28, 2019
	North America	International	Global	North America	International	Global
Revenues:
Health care distribution
Dental	$951,792	$594,189	$1,545,981	$2,850,669	$1,843,042	$4,693,711
Medical	784,349	19,360	803,709	2,125,002	59,925	2,184,927
Total health care distribution	1,736,141	613,549	2,349,690	4,975,671	1,902,967	6,878,638
Technology and value-added services	120,199	17,135	137,334	327,709	50,274	377,983
Total excluding Corporate TSA revenues (1)	1,856,340	630,684	2,487,024	5,303,380	1,953,241	7,256,621
Corporate TSA revenues (1)	1,077	20,666	21,743	4,098	56,143	60,241
Total revenues	$1,857,417	$651,350	$2,508,767	$5,307,478	$2,009,384	$7,316,862

(1)	Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which has been substantially completed as of October 2020.

At December 28, 2019, the current portion of contract liabilities of $70.8 million was reported in Accrued expenses: Other, and $6.2 million related to non-current contract liabilities were reported in Other liabilities. During the nine months ended September 26, 2020, we recognized in revenue $60.0 million of the amounts that were previously deferred at December 28, 2019. At September 26, 2020, the current and non-current portion of contract liabilities were $58.3 million and $6.8 million, respectively.

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

The following tables present information about our reportable and operating segments:

		Three Months Ended		Nine Months Ended
		September 26,	September 28,	September 26,	September 28,
		2020	2019	2020	2019
Net Sales:
	Health care distribution (1)
	Dental	$1,649,853	$1,545,981	$4,066,221	$4,693,711
	Medical	1,027,146	803,709	2,445,644	2,184,927
	Total health care distribution	2,676,999	2,349,690	6,511,865	6,878,638
	Technology and value-added services (2)	138,355	137,334	375,547	377,983
	Total excluding Corporate TSA revenue	2,815,354	2,487,024	6,887,412	7,256,621
	Corporate TSA revenues (3)	24,792	21,743	66,004	60,241
	Total	$2,840,146	$2,508,767	$6,953,416	$7,316,862

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

(3)

Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which has been substantially completed as of October 2020.

		Three Months Ended		Nine Months Ended
		September 26,	September 28,	September 26,	September 28,
		2020	2019	2020	2019
Operating Income:
	Health care distribution	$148,657	$149,495	$271,477	$428,934
	Technology and value-added services	39,014	37,703	82,626	92,993
	Total	$187,671	$187,198	$354,103	$521,927

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 6 – Debt

Bank Credit Lines

Bank credit lines consisted of the following:

	September 26,	December 28,
	2020	2019
Revolving credit agreement	$-	$-
364-day credit agreement	500,000	-
Other short-term bank credit lines	7,372	23,975
Total	$507,372	$23,975

The increase in the level of borrowings under our bank credit lines as of September 26, 2020 was attributable to potential cash requirements due to the impact of the COVID-19 pandemic.

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”), which matures in April 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect the LIBOR rate to be discontinued at some point during 2021, which will require an amendment to our debt agreements to reflect a new reference rate. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or to materially affect our interest expense. The Credit Agreement also requires, among other things, that we maintain maximum leverage ratios. Additionally, the Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of September 26, 2020 and December 28, 2019, the borrowings on this revolving credit facility were $0.0 million and $0.0 million, respectively. As of September 26, 2020 and December 28, 2019, there were $9.5 million and $9.6 million of letters of credit, respectively, provided to third parties under the credit facility.

On April 17, 2020, we amended the Credit Agreement to, among other things, (i) modify the financial covenant from being based on total leverage ratio to net leverage ratio, (ii) adjust the pricing grid to reflect the net leverage ratio calculation, and (iii) increase the maximum maintenance leverage ratio through March 31, 2021.

364-Day Credit Agreement

On April 17, 2020, we entered into a new $700 million 364-day credit agreement, with JPMorgan Chase Bank, N.A. and U.S. Bank National Association as joint lead arrangers and joint bookrunners. This facility matures on April 16, 2021. As of September 26, 2020, the borrowings on this credit facility were $500 million. We have the ability to borrow the remaining $200 million on a revolving basis as needed, subject to the terms and conditions of the credit agreement. The interest rate for borrowings under this facility will fluctuate based on our net leverage ratio. At September 26, 2020, the interest rate on this facility was 2.81%. The proceeds from this facility can be used for working capital requirements and general corporate purposes, including, but not limited to, permitted refinancing of existing indebtedness.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Other Short-Term Credit Lines

As of September 26, 2020 and December 28, 2019, we had various other short-term bank credit lines available, of which $7.4 million and $24 million, respectively, were outstanding. At September 26, 2020 and December 28, 2019, borrowings under all of these credit lines had a weighted average interest rate of 2.82% and 3.45%, respectively.

The decrease during the quarter ended September 26, 2020 in the weighted average interest rate under all of our credit lines was attributable to the Federal Reserve lowering borrowing rates during March 2020 in response to the COVID-19 pandemic.

Long-term debt

Long-term debt consisted of the following:

	September 26,	December 28,
	2020	2019
Private placement facilities	$613,549	$621,274
U.S. trade accounts receivable securitization	-	100,000
Note payable due in 2025 with an interest rate of 3.1%
at September 26, 2020	1,438	-
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from 2.62% to 4.22% at September 26, 2020 and
ranging from 2.56% to 10.5% at December 28, 2019	4,273	6,089
Finance lease obligations (see Note 7)	6,112	5,394
Total	625,372	732,757
Less current maturities	(110,015)	(109,849)
Total long-term debt	$515,357	$622,908

Private Placement Facilities

On September 15, 2017, we increased our available private placement facilities with three insurance companies to a total facility amount of $1 billion. On June 23, 2020, the expiration date for our private placement facilities was extended through June 23, 2023. These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through June 23, 2023. The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance. The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions. On June 29, 2018, we amended and restated the above private placement facilities to, among other things, (i) permit the consummation of the Animal Health Spin-off and (ii) provide for the issuance of notes in Euros, British Pounds and Australian Dollars, in addition to U.S. Dollars. The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership. These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

On June 23, 2020, we amended the private placement facilities to, among other things, (i) temporarily modify the financial covenant from being based on total leverage ratio to net leverage ratio until March 31, 2021, (ii) increase the maximum maintenance leverage ratio through March 31, 2021, but with a 1.00% interest rate increase on the outstanding notes if the net leverage ratio exceeds 3.0x, which will remain in effect until we deliver financials for a

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

four-quarter period ending on or after June 30, 2021 showing compliance with the total leverage ratio requirement, and (iii) make certain other changes conforming to the Credit Agreement, dated as of April 18, 2017.

The components of our private placement facility borrowings as of September 26, 2020 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
January 20, 2012 (1)	$14,286	3.09%	January 20, 2022
January 20, 2012	50,000	3.45	January 20, 2024
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
September 2, 2020 (2)	100,000	2.35	September 3, 2030
Less: Deferred debt issuance costs	(737)
	$613,549

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

(2) On September 2, 2020, we refinanced our $100 million private placement borrowing at 3.79%, originally due on September 2, 2020, with a similar 10-year borrowing at 2.35% maturing on September 2, 2030.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, was scheduled to expire on April 29, 2022. On June 22, 2020, the expiration date for this facility was extended to June 12, 2023. As of September 26, 2020 and December 28, 2019, the borrowings outstanding under this securitization facility were $0 million and $100 million, respectively. At September 26, 2020, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 0.22% plus 0.95%, for a combined rate of 1.17%. At December 28, 2019, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.90% plus 0.75%, for a combined rate of 2.65%.

If our accounts receivable collection pattern changes due to customers either paying late or not making payments, our ability to borrow under this facility may be reduced.

We are required to pay a commitment fee of 25 to 45 basis points depending upon program utilization.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheets.

On June 22, 2020 we amended this facility to adjust certain covenant levels, in particular for the second and third quarters of 2020.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 7 – Leases

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment. Our leases have remaining terms of less than one year to approximately 16 years, some of which may include options to extend the leases for up to 10 years. The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Operating lease cost: (1) (2)	$21,343	$21,840	$65,413	$68,273
Finance lease cost:
Amortization of right-of-use assets	434	290	1,148	798
Interest on lease liabilities	29	31	86	88
Total finance lease cost	$463	$321	$1,234	$886

(1)	Includes variable lease expenses.
(2)

Operating lease (credit) cost for three months and nine months ended September 26, 2020, includes amortization of right-of-use assets of $(0.1) and $ 0.40 million, respectively, related to facility leases recorded in “Restructuring costs” within our consolidated statements of income.

Supplemental balance sheet information related to leases is as follows:

	September 26,	December 28,
	2020	2019
Operating Leases:
Operating lease right-of-use assets	$249,895	$231,662

Current operating lease liabilities	62,914	65,349
Non-current operating lease liabilities	200,611	176,267
Total operating lease liabilities	$263,525	$241,616

Finance Leases:
Property and equipment, at cost	$10,457	$10,268
Accumulated depreciation	(4,030)	(4,581)
Property and equipment, net of accumulated depreciation	$6,427	$5,687

Current maturities of long-term debt	$2,348	$1,736
Long-term debt	3,764	3,658
Total finance lease liabilities	$6,112	$5,394

Weighted Average Remaining Lease Term in Years:
Operating leases	7.1	5.5
Finance leases	4.3	5.0

Weighted Average Discount Rate:
Operating leases	3.0%	3.4%
Finance leases	2.0%	2.2%

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$57,666	$60,275
Operating cash flows for finance leases	76	67
Financing cash flows for finance leases	1,515	862
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$66,082	$290,166
Finance leases	2,489	1,149

Maturities of lease liabilities are as follows:

	September 26, 2020
	Operating	Finance
	Leases	Leases
2020	$18,423	$747
2021	65,955	2,272
2022	49,257	1,365
2023	32,363	495
2024	22,298	315
Thereafter	103,765	1,163
Total future lease payments	292,061	6,357
Less imputed interest	(28,536)	(245)
Total	$263,525	$6,112

As of September 26, 2020, we have additional operating leases with total lease payments of $12.7 million for buildings and vehicles that have not yet commenced. These operating leases will commence subsequent to September 26, 2020, with lease terms of 13 months to 10 years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 8 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the redeemable noncontrolling interests for the nine months ended September 26, 2020 and the year ended December 28, 2019 are presented in the following table:

	September 26,	December 28,
	2020	2019
Balance, beginning of period	$287,258	$219,724
Decrease in redeemable noncontrolling interests due to
redemptions	(12,636)	(2,270)
Increase in redeemable noncontrolling interests due to business
acquisitions	25,955	74,865
Net income attributable to redeemable noncontrolling interests	7,253	14,838
Dividends declared	(7,272)	(10,264)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(10,999)	(2,335)
Change in fair value of redeemable securities	5,141	(7,300)
Balance, end of period	$294,700	$287,258

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 9 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	September 26,	December 28,
	2020	2019
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(31,337)	$(20,338)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$(276)	$(531)

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$(149,744)	$(143,172)
Unrealized loss from foreign currency hedging activities	(1,575)	(4,032)
Unrealized investment gain	1	6
Pension adjustment loss	(20,014)	(20,175)
Accumulated other comprehensive loss	$(171,332)	$(167,373)

Total Accumulated other comprehensive loss	$(202,945)	$(188,242)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net income	$151,784	$148,853	$272,082	$382,693

Foreign currency translation gain (loss)	37,588	(60,635)	(17,316)	(43,926)
Tax effect	-	-	-	-
Foreign currency translation gain (loss)	37,588	(60,635)	(17,316)	(43,926)

Unrealized gain (loss) from foreign currency hedging
activities	(10,490)	(1,685)	3,010	(2,037)
Tax effect	2,793	422	(553)	451
Unrealized gain (loss) from foreign currency hedging
activities	(7,697)	(1,263)	2,457	(1,586)

Unrealized investment gain (loss)	2	3	(6)	10
Tax effect	-	(1)	1	(2)
Unrealized investment gain (loss)	2	2	(5)	8

Pension adjustment gain (loss)	(471)	585	227	1,146
Tax effect	133	(185)	(66)	(314)
Pension adjustment gain (loss)	(338)	400	161	832
Comprehensive income	$181,339	$87,357	$257,379	$338,021

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The change in the unrealized gain (loss) from foreign currency hedging activities during the three months and year ended September 26, 2020, compared to the comparable prior year period, was primarily attributable to a net investment hedge that was entered into during 2019. See Note 15-Derivatives and Hedging Activities for further information.

Our financial statements are denominated in the U.S. Dollar currency. Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income. The foreign currency translation gain (loss) during the nine months ended September 26, 2020 and nine months ended September 28, 2019 was primarily impacted by changes in foreign currency exchange rates of the Euro, British Pound, Brazilian Real, Australian Dollar and Canadian Dollar.

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Comprehensive income attributable to
Henry Schein, Inc.	$169,616	$85,075	$257,202	$324,809
Comprehensive income attributable to
noncontrolling interests	4,354	3,924	3,923	7,280
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests	7,369	(1,642)	(3,746)	5,932
Comprehensive income	$181,339	$87,357	$257,379	$338,021

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

Debt

The fair value of our debt (including bank credit lines) is classified as Level 3 within the fair value hierarchy as of September 26, 2020 and December 28, 2019 was estimated at $1,132.7 million and $756.7 million, respectively. Factors that we considered when estimating the fair value of our debt include market conditions, such as interest rates and credit spreads.

Derivative contracts

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs. We use derivative instruments to minimize our exposure to fluctuations in foreign currency exchange rates. Our derivative instruments primarily include foreign currency forward agreements related to certain intercompany loans, certain forecasted inventory purchase commitments with foreign suppliers, foreign currency forward contracts to hedge a portion of our euro-denominated foreign operations which are designated as net investment hedges and a total return swap for the purpose of economically hedging our unfunded non-qualified supplemental retirement plan and our deferred compensation plan.

The fair values for the majority of our foreign currency derivative contracts are obtained by comparing our contract rate to a published forward price of the underlying market rates, which is based on market rates for comparable transactions and are classified within Level 2 of the fair value hierarchy. See Note 15-Derivatives and Hedging Activities for further information.

Redeemable noncontrolling interests

The values for Redeemable noncontrolling interests are classified within Level 3 of the fair value hierarchy and are based on recent transactions and/or implied multiples of earnings. See Note 8–Redeemable Noncontrolling Interests for additional information.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 26, 2020 and December 28, 2019:

	September 26, 2020
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$32,107	$-	$32,107
Total assets	$-	$32,107	$-	$32,107

Liabilities:
Derivative contracts	$-	$4,175	$-	$4,175
Total return swaps	-	2,406	-	2,406
Total liabilities	$-	$6,581	$-	$6,581

Redeemable noncontrolling interests	$-	$-	$294,700	$294,700

	December 28, 2019
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$567	$-	$567
Total assets	$-	$567	$-	$567

Liabilities:
Derivative contracts	$-	$5,795	$-	$5,795
Total liabilities	$-	$5,795	$-	$5,795

Redeemable noncontrolling interests	$-	$-	$287,258	$287,258

Note 11 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We completed acquisitions during the nine months ended September 26, 2020 which were immaterial to our financial statements individually. In the aggregate, these transactions resulted in consideration of $47.1 million during the nine months ended September 26, 2020 related to business combinations, for net assets amounting to $16.9 million. As of September 26, 2020, we had recorded $29.1 million of identifiable intangibles, $34.7 million of goodwill and $24.2 million of non-controlling interest, related to these acquisitions.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition. Any adjustments to these accrual amounts are recorded in our consolidated statements of income. For the nine months ended September 26, 2020 and September 28, 2019, there were no material adjustments recorded in our consolidated statements of income relating to changes in estimated contingent purchase price liabilities.

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

During the three months ended September 26, 2020 and September 28, 2019, we recorded restructuring costs (credits) of $7.0 million and $(0.8) million. During the nine months ended September 26, 2020 and September 28, 2019, we recorded restructuring costs of $27.7 million and $15.8 million. The restructuring costs for these periods included costs for severance benefits and facility exit costs. The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the net amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 26, 2020 and during our 2019 fiscal year and the remaining accrued balance of restructuring costs as of September 26, 2020, which is included in Accrued expenses: Other within our consolidated balance sheets:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 29, 2018	$29,964	$1,603	$158	$31,725
Provision	13,741	937	27	14,705
Payments and other adjustments	(30,794)	(1,714)	(112)	(32,620)
Balance, December 28, 2019	$12,911	$826	$73	$13,810
Provision	23,127	4,348	238	27,713
Payments and other adjustments	(21,404)	(4,609)	(247)	(26,260)
Balance, September 26, 2020	$14,634	$565	$64	$15,263

The following table shows, by reportable segment, the net amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 26, 2020 and during our 2019 fiscal year and the remaining accrued balance of restructuring costs as of September 26, 2020:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 29, 2018	$30,291	$1,434	$31,725
Provision	13,935	770	14,705
Payments and other adjustments	(30,853)	(1,767)	(32,620)
Balance, December 28, 2019	$13,373	$437	$13,810
Provision	26,621	1,092	27,713
Payments and other adjustments	(25,175)	(1,085)	(26,260)
Balance, September 26, 2020	$14,819	$444	$15,263

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Basic	142,362	147,136	142,553	148,603
Effect of dilutive securities:
Restricted stock and restricted stock units	729	1,439	755	1,317
Diluted	143,091	148,575	143,308	149,920

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 14 – Income Taxes

For the nine months ended September 26, 2020, our effective tax rate was 20.0% compared to 23.9% for the prior year period. The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 26, 2020, was primarily due to a U.S. federal income tax settlement reached during the third quarter, which lowered income tax expense by approximately $15.6 million, as well as state and foreign income taxes and interest. The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 28, 2019 primarily relates to state and foreign income taxes and interest expense.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act includes, but is not limited to, certain income tax provisions that modify the Section 163(j) limitation of business interest and Net Operating Loss (“NOL”) carryover and carryback rules. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income for years beginning in 2019 and 2020. The CARES Act eliminated the NOL income limitation for years beginning before 2021 and it extended the carryback period to five years for year losses incurred in 2018, 2019 and 2020. We have analyzed the income tax provisions of the CARES Act and have accounted for the impact in the nine months ended September 26, 2020, which did not have a material impact on our consolidated financial statements. There are certain other non-income tax benefits available to us under the CARES Act that require further clarification or interpretation that may affect our consolidated financial statements in the future.

On July 20, 2020, the U.S Internal Revenue Service (the “IRS”) issued final regulations related to the 2017 Tax Cuts and Jobs Act (“Tax Act”). The final regulations concern the global intangible low-taxed income (“GILTI”) and subpart F income provisions of the Tax Act. To provide flexibility to taxpayers, the IRS is permitting the application of these final regulations to prior tax years, if the taxpayer elects to do so. We have analyzed the final regulations, which do not have a material impact to our consolidated financial statements.

The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our consolidated balance sheets, as of September 26, 2020 was approximately $90.5 million, of which $76.7 million would affect the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits will change in the next 12 months, which may result in a material impact on our consolidated statements of income.

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the IRS, as well as the years 2008 and forward for certain states and certain foreign jurisdictions. All tax returns audited by the IRS are officially closed through 2011. We are currently under audit for the years 2012 and 2013. In the quarter ended December 28, 2019, we reached a settlement with the U.S. Competent Authority to resolve certain transfer pricing issues related to 2012 and 2013. For all remaining outstanding issues for 2012 and 2013, we have provided all necessary documentation to the Appellate Division to date and we currently expect resolution in the fourth quarter of 2020. We do not believe the final resolution will have a material impact to our consolidated financial statements. During the quarter ended September 26, 2020 we finalized negotiations with the Advance Pricing Division and reached an agreement on an appropriate transfer pricing methodology for the years 2014-2025. The objective of this resolution is to mitigate future transfer pricing audit adjustments.

The total amounts of interest and penalties are classified as a component of the provision for income taxes. The amount of tax interest expense (credit) was approximately $(1.1) million for the nine months ended September 26, 2020, and $2.6 million for the nine months ended September 28, 2019. The total amount of accrued interest is included in “Other liabilities”, and was approximately $16.2 million as of September 26, 2020 and $18.0 million as of December 28, 2019. No penalties were accrued for the periods presented.

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

During 2019 we entered into foreign currency forward contracts to hedge a portion of our euro-denominated foreign operations which are designated as net investment hedges. These net investment hedges offset the change in the U.S dollar value of our investment in certain euro-functional currency subsidiaries due to fluctuating foreign exchange rates. Gains and losses related to these net investment hedges are recorded in Accumulated other comprehensive loss within our consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness are included in interest expense within our consolidated statements of income. The aggregate notional value of this net investment hedge, which matures on November 16, 2023, is approximately €200 million. During the three and nine months ended September 26, 2020 we recognized approximately $1.2 million and $3.6 million, respectively, of interest savings as a result of this net investment hedge.

On March 20, 2020, we entered into a total return swap for the purpose of economic hedging our unfunded non-qualified supplemental retirement plan (“SERP”) and our deferred compensation plan (“DCP”). This swap will offset changes in our SERP and DCP liabilities. At the inception, the notional value of the investments in these plans was $43.4 million. At September 26, 2020, the notional value of the investments in these plans was $58.8 million. At September 26, 2020 the financing rate for this swap is based on LIBOR of 0.16% plus 0.38%, for a combined rate of 0.54%. From March 20, 2020, the effective date of the swap, to September 26, 2020, we have recorded a gain, within the selling, general and administrative line item in our consolidated statement of income, of approximately $3.8 million and $14.2 million, respectively, net of transaction costs, related to this undesignated swap for the three and nine months ended September 26, 2020. This gain was offset by the change in fair value adjustment in deferred compensation, resulting in a neutral impact to our results of operations. This swap is expected to be renewed on an annual basis.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 16 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $5.7 million ($4.1 million after-tax) and a credit of $6.6 million ($5.3 million after-tax) for the three and nine months ended September 26, 2020, respectively. For the three and nine months ended September 28, 2019 we recorded pre-tax share-based compensation expense of $13.3 million ($10.2 million after-tax) and $33.1 million ($25.2 million after-tax), respectively. The $6.6 million credit for share-based compensation during the nine months ended September 26, 2020 reflects our reduced estimate in expected achievement of performance-based targets resulting from the impact of COVID-19. Due to the significantly lower projected earnings in 2020, we are currently estimating that no performance shares granted under our 2018, 2019 or 2020 Long-Term Incentive Programs under our employee stock incentive plan will ultimately vest.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense (credit) as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented. In the accompanying consolidated statements of cash flows, there were no benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the nine months ended September 26, 2020 and September 28, 2019, respectively.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2020 Stock Incentive Plan (formerly known as the 2013 Stock Incentive Plan), and our 2015 Non-Employee Director Stock Incentive Plan (together, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Equity-based awards are granted solely in the form of restricted stock units, with the exception of providing stock options to employees pursuant to certain pre-existing contractual obligations.

Grants of restricted stock units are stock-based awards granted to recipients with specified vesting provisions. In the case of restricted stock units, common stock is generally delivered on or following satisfaction of vesting conditions. We issue restricted stock units that vest solely based on the recipient’s continued service over time (primarily four year cliff vesting, except for grants made under the 2015 Non-Employee Director Stock Incentive Plan, which are primarily 12 month cliff vesting) and restricted stock units that vest based on our achieving specified performance measurements and the recipient’s continued service over time (primarily three year cliff vesting).

With respect to time-based restricted stock units, we estimate the fair value on the date of grant based on our closing stock price. With respect to performance-based restricted stock units, the number of shares that ultimately vest and are received by the recipient is based upon our performance as measured against specified targets over a specified period, as determined by the Compensation Committee of the Board of Directors. Although there is no guarantee that performance targets will be achieved, we estimate the fair value of performance-based restricted stock units based on our closing stock price at time of grant.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The Plans provide for adjustments to the performance-based restricted stock units targets for significant events, including, without limitation, acquisitions, divestitures, new business ventures, certain capital transactions (including share repurchases), restructuring costs, if any, certain litigation settlements or payments, if any, changes in tax rates in certain countries, changes in accounting principles or in applicable laws or regulations and foreign exchange fluctuations. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon our estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics as defined under the Plans.

As a result of the Separation, the number of our unvested (as of the date of the Separation) equity-based awards from previous grants made under our Long-term Incentive Program under the Plans was increased by a factor of approximately 1.2633, along with a corresponding decrease in our price per share.

Total unrecognized compensation cost related to unvested awards as of September 26, 2020 was $50.6 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

The following tables summarize the activity of our unvested restricted stock/units for the nine months ended September 26, 2020:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,417	$58.72
Granted	379	60.02
Vested	(297)	65.93
Forfeited	(47)	59.87
Outstanding at end of period	1,452	$57.55	$58.79

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,459	$61.41
Granted	(1,092)	55.89
Vested	(326)	67.51
Forfeited	(40)	57.84
Outstanding at end of period	1	$52.10	$58.79

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 17 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Interest	$29,551	$45,543
Income taxes	164,575	138,068

During the nine months ended September 26, 2020 and September 28, 2019, we had a $3.0 million and $(2.0) million of non-cash net unrealized gain (loss) related to foreign currency hedging activities, respectively.

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

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay. On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration. On June 10, 2013, Archer moved for reconsideration before the District Court judge. On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay. Defendants appealed the District Court’s order. On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration. On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings consistent with the Supreme Court’s opinion. On April 2, 2019, the District Court stayed the proceeding in the trial court pending resolution by the Fifth Circuit. The Fifth Circuit heard oral argument on May 1, 2019 on whether the case should be arbitrated. The Fifth Circuit issued its opinion on August 14, 2019 affirming the District Court’s order denying defendants’ motions to compel arbitration. Defendants filed a petition for rehearing en banc before the Fifth Circuit. The Fifth Circuit denied that petition. On October 1, 2019, the District Court set the case for trial on February 3, 2020, which was subsequently moved to January 29, 2020. On January 24, 2020 the Supreme Court granted our motion to stay the District Court proceedings, pending the disposition of our petition for writ of certiorari, which was filed on January 31, 2020. Archer conditionally cross petitioned for certiorari on an arbitration issue on March 2, 2020. On June 15, 2020, the Supreme Court granted our petition for writ of certiorari, and denied Archer’s conditional petition for certiorari, and thus the District Court proceedings remain stayed. The case is scheduled for argument before the Supreme Court in December 2020. Patterson and the Danaher Defendants settled with Archer and they have been dismissed from the

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

case with prejudice. Benco is still a defendant and filed a notice of joinder in Henry Schein’s motion to compel arbitration with the District Court. We intend to defend ourselves vigorously against this action.

On March 7, 2018, Joseph Salkowitz, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Stanley M. Bergman and Steven Paladino in the U.S. District Court for the Eastern District of New York, Case No. 1:18-cv-01428. The complaint sought to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased Henry Schein securities from March 7, 2013 through February 12, 2018 (the “Class Period”). The complaint alleged, among other things, that the defendants had made materially false and misleading statements about Henry Schein’s business, operations and prospects during the Class Period, thereby causing the plaintiff and members of the purported class to pay artificially inflated prices for Henry Schein securities. Those alleged statements included matters relating to the issues in the In re Dental Supplies Antitrust Litigation, which Henry Schein settled and which the court dismissed in June 2019, and in the United States Federal Trade Commission (“FTC”) administrative proceeding, in which an administrative law judge ruled in Henry Schein’s favor in October 2019 after a trial, as described in our prior filings with the SEC. The complaint sought unspecified monetary damages and a jury trial. Pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), the court appointed lead plaintiff and lead counsel on June 22, 2018 and recaptioned the putative class action as In re Henry Schein, Inc. Securities Litigation, under the same case number. Lead plaintiff filed a consolidated class action complaint on September 14, 2018. The consolidated class action complaint asserted similar claims against the same defendants (plus Timothy Sullivan) on behalf of the same putative class of purchasers during the Class Period. It alleged that Henry Schein’s stock price had been inflated during that period because Henry Schein had misleadingly portrayed its dental-distribution business “as successfully producing excellent profits while operating in a highly competitive environment” even though, “in reality, [Henry Schein] had engaged for years in collusive and anticompetitive practices in order to maintain Schein’s margins, profits, and market share.” The complaint alleged that the stock price started to fall from August 8, 2017, when the company announced below-expected financial performance that allegedly “revealed that Schein’s poor results were a product of abandoning prior attempts to inflate sales volume and margins through anticompetitive collusion,” through February 13, 2018, after the FTC filed a complaint against Benco, Henry Schein and Patterson alleging that they violated U.S. antitrust laws. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 and Section 20(a) of the Exchange Act. On September 27, 2019, the court issued a decision partially granting and partially denying defendants’ motion to dismiss the securities action. The court dismissed all claims against Messrs. Bergman and Paladino as well as the Section 10(b) claim against Henry Schein to the extent that that claim relied on the Company’s financial results and margins to allege a material misstatement or omission. The court also dismissed the Section 10(b) claim against Henry Schein to the extent that it relied on the Company’s August 8, 2017 disclosure to allege loss causation. The court otherwise denied the motion as to Henry Schein and Mr. Sullivan. Henry Schein and Mr. Sullivan moved for partial reconsideration of the court’s decision. Pursuant to all parties’ request, the court temporarily took the motion off the calendar after it was fully briefed. The parties later agreed to resolve this matter in exchange for a cash payment of $35 million, which would be covered by the Company’s insurance and would have no earnings impact to the Company. The Court held a fairness hearing on the proposed settlement on September 16, 2020 and approved it later that day. The order and judgment approving the settlement have become final.

On May 3, 2018, a purported class action complaint, Marion Diagnostic Center, LLC, et al. v. Becton, Dickinson, and Co., et al., Case No. 3:18-cv-010509, was filed in the U.S. District Court for the Southern District of Illinois against Becton, Dickinson, and Co. (“Becton”); Premier, Inc. (“Premier”), Vizient, Inc. (“Vizient”), Cardinal Health, Inc. (“Cardinal”), Owens & Minor Inc. (“O&M”), Henry Schein, Inc., and Unnamed Becton Distributor Co-Conspirators. The complaint alleged that the defendants entered into a vertical conspiracy to force health care providers into long-term exclusionary contracts that restrain trade in the nationwide markets for conventional and safety syringes and safety IV catheters and inflate the prices of certain Becton products to above-competitive levels. The named plaintiffs sought to represent three separate classes consisting of all health care providers that purchased (i) Becton’s conventional syringes, (ii) Becton’s safety syringes, or (iii) Becton’s safety catheters directly from Becton, Premier, Vizient, Cardinal, O&M or Henry Schein on or after May 3, 2014. The complaint asserted a

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

single count under Section 1 of the Sherman Act, and sought equitable relief, treble damages, reasonable attorneys’ fees and costs and expenses, and pre-judgment and post-judgment interest. On June 15, 2018, an amended complaint was filed asserting the same allegations against the same parties and adding McKesson Medical-Surgical, Inc. as a defendant. On November 30, 2018, the District Court granted defendants’ motion to dismiss and entered a final judgment, dismissing plaintiffs’ complaint with prejudice. On December 27, 2018, plaintiffs appealed the District Court’s decision to the Seventh Circuit Court of Appeals. The parties argued the appeal on September 27, 2019. On March 5, 2020, the Seventh Circuit Court of Appeals reversed the District Court’s decision. The Seventh Circuit held that plaintiffs failed to adequately allege the necessary conspiracy by the defendants, but should be provided an opportunity to amend their complaint. The Seventh Circuit vacated the District Court’s judgment, and remanded the case for further proceedings consistent with its opinion. Plaintiffs subsequently dropped Henry Schein as a defendant in their amended complaint.

On May 29, 2018, an amended complaint was filed in the MultiDistrict Litigation (“MDL”) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) in an action entitled The County of Summit, Ohio et al. v. Purdue Pharma, L.P., et al., Civil Action No. 1:18-op-45090-DAP (“County of Summit Action”), in the U.S. District Court for the Northern District of Ohio, adding Henry Schein, Inc., Henry Schein Medical Systems, Inc. and others as defendants. Summit County alleged that manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc. and Henry Schein Medical Systems, Inc.) reaped financial rewards by refusing or otherwise failing to monitor appropriately and restrict the improper distribution of those drugs. On October 29, 2019, the Company was dismissed with prejudice from this lawsuit. Henry Schein, working with Summit County, donated $1 million to a foundation and paid $250,000 of Summit County’s expenses, as described in our prior filings with the SEC.

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have been named as a defendant in multiple lawsuits (currently less than one-hundred and fifty (150)), which allege claims similar to those alleged in the County of Summit Action. These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL. On October 9, 2020, the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. CACE19018882, granted Henry Schein’s motion to dismiss the claims brought against it in the action filed by North Broward Hospital District et. al. The Florida court gave plaintiffs until October 29, 2020 to replead their claims against Henry Schein. The plaintiffs have asked the Florida court for an additional 20 days to replead their claims. An action filed by Tucson Medical Center et al. was previously scheduled for trial beginning on June 1, 2021 but the court has vacated that trial date. At this time, the only case set for trial is the action filed by West Virginia University Hospitals, Inc. et al., which is currently scheduled for a non-jury liability trial on Plaintiffs’ public nuisance claims on November 1, 2021. Of Henry Schein’s 2019 revenue of approximately $10 billion from continuing operations, sales of opioids represented less than one-tenth of 1 percent. Opioids represent a negligible part of our business. We intend to defend ourselves vigorously against these actions.

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

On November 15, 2019, Frank Finazzo filed a putative shareholder derivative action on behalf of Henry Schein, Inc. against various present and former directors and officers of Henry Schein in the U.S. District Court for the Eastern District of New York, Case No. 1:19-cv-6485-LDH-JO. The named defendants in the action are Stanley M. Bergman, Steven Paladino, Timothy J. Sullivan, Barry J. Alperin, Lawrence S. Bacow, Gerald A. Benjamin, James P. Breslawski, Paul Brons, Shira Goodman, Joseph L. Herring, Donald J. Kabat, Kurt Kuehn, Philip A. Laskawy, Anne H. Margulies, Karyn Mashima, Norman S. Matthews, Mark E. Mlotek, Carol Raphael, E. Dianne Rekow, Bradley T. Sheares, and Louis W. Sullivan, with Henry Schein named as a nominal defendant. The Complaint asserts claims under the federal securities laws and state law relating to the allegations in the antitrust actions, the In re Henry Schein, Inc. Securities Litigation, and the City of Hollywood securities class action described above. The complaint seeks declaratory, injunctive, and monetary relief on behalf of Henry Schein. On January 6, 2020, counsel who filed the Finazzo case filed another, virtually identical putative shareholder derivative action on behalf of Henry Schein against the same defendants, asserting the same claims and seeking the same relief. That case, captioned Mark Sloan v. Stanley M. Bergman, et al., is also pending in the U.S. District Court for the Eastern District of New York, Case No. 1:20-cv-0076. On January 24, 2020, the court consolidated the Finazzo and Sloan cases under the new caption In re Henry Schein, Inc. Derivative Litigation, No. 1:19-cv-06485-LDH-JO, and appointed the counsel in these cases as co-lead counsel for the consolidated action. The parties agreed to a resolution of this matter subject to various conditions, including court approval. The contemplated settlement, if finally approved, would involve the adoption of certain procedures but would not involve the payment of any money except a fee to the plaintiffs’ attorneys that is immaterial. The Court preliminarily approved the proposed settlement on June 10, 2020, and scheduled a fairness hearing for September 22, 2020. On September 9, 2020, the Court issued an order referring the motion for final settlement approval and fairness hearing to a Magistrate Judge for a report and recommendation. On September 10, 2020, the Magistrate Judge issued an order adjourning the September 22, 2020 fairness hearing without setting a new date. The parties have consented to the cases being assigned to the Magistrate Judge for all purposes.

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

As of September 26, 2020, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 19 – Related Party Transactions

In connection with the completion of the Animal Health Spin-off during our fiscal year 2019, we entered into a transition services agreement with Covetrus under which we have agreed to provide certain transition services for up to 24 months in areas such as information technology, finance and accounting, human resources, supply chain, and real estate and facility services. During the three and nine months ended September 26, 2020, we recorded approximately $3.9 million and $12.7 million, respectively, of fees for these services. During the three and nine months ended September 28, 2019, we recorded approximately $4.7 million and $13.0 million, respectively, of fees for these services. Covetrus also purchases certain products from us pursuant to the transition services agreement. During the three and nine months ended September 26, 2020, net sales to Covetrus were approximately $24.8 million and $66.0 million, respectively. During the three and nine months ended September 28, 2019, net sales to Covetrus were approximately $21.8 million and $60.2 million, respectively. Sales to Covetrus under the transition services agreement have been substantially completed as of October 2020. At September 26, 2020 we had $4.2 million of receivables due from Covetrus and $0.4 million payable to Covetrus under this transition services agreement.

In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was formed on July 1, 2018, we entered into a ten year royalty agreement with Internet Brands whereby we will pay Internet Brands approximately $31.0 million annually for the use of their intellectual property. During the three and nine months ended September 26, 2020, we recorded $7.8 million and $23.4 million, respectively in connection with costs related to this royalty agreement. During the three and nine months ended September 28, 2019, we recorded $7.8 million and $23.4 million, respectively in connection with costs related to this royalty agreement. As of September 26, 2020 and December 28, 2019, Henry Schein One, LLC had a net receivable balance due from Internet Brands of $13.5 million and $9.8 million, respectively, comprised of amounts related to results of operations and the royalty agreement.

During our normal course of business, we have interests in entities that we account for under the equity accounting method. During the three and nine months ended September 26, 2020, we recorded net sales of $10.0 million and $33.1 million, respectively, to such entities. During the three and nine months ended September 28, 2019, we recorded net sales of $28.6 million and $74.4 million, respectively, to such entities. During the three and nine months ended September 26, 2020, we purchased $2.9 million and $7.7 million, respectively, from such entities. During the three and nine months ended September 28, 2019, we purchased $3.2 million and $9.0 million, respectively, from such entities. At September 26, 2020 and December 28, 2019, we had in aggregate $34.3 million and $30.8 million, due from our equity affiliates, and $6.9 million and $4.9 million due to our equity affiliates, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by us are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular the risks discussed under the caption “Risk Factors” in Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K. Forward looking statements include the overall impact of the Novel Coronavirus Disease 2019 (COVID-19) on the Company, its results of operations, liquidity, and financial condition (including any estimates of the percentage impact on these items), the rate and consistency with which dental and other practices resume normal operations in the United States and internationally, expectations regarding PPE and other COVID-19 related product sales and inventory levels and whether one or more resurgences of the virus will adversely impact the resumption of normal operations, as well as more generally current expectations regarding performance in current and future periods. Forward looking statements also include the Company’s ability to make additional testing available, the nature of those tests and the number of tests intended to be made available and the timing for availability, the nature of the target market, as well as the efficacy or relative efficacy of the test results given that the test efficacy has not been, or will not have been, independently verified under normal FDA procedures.

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

Recent Developments

COVID-19 Pandemic

In March 2020, the World Health Organization declared the Novel Coronavirus Disease 2019 (“COVID-19”) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries implemented business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat the pandemic, which significantly impacted global business and dramatically reduced demand for dental products and certain medical products in the second quarter of 2020. Demand increased in the third quarter resulting in growth over the prior year driven by sales of personal protective equipment (PPE) and COVID-19 related products.

Our consolidated financial statements reflect estimates and assumptions made by us that affect, among other things, our goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; hedging activity; vendor rebates; measurement of compensation cost for certain share-based performance awards and cash bonus plans; and pension plan assumptions. Due to the significant uncertainty surrounding the future impact of COVID-19, our judgments regarding estimates and impairments could change in the future. In addition, the impact of COVID-19 had a material adverse effect on our business, results of operations and cash flows in the second quarter of 2020. In the latter half of the second quarter, dental and medical practices began to re-open worldwide, and continued to do so during the third quarter. However, patient volumes remain below pre-COVID-19 levels and certain regions in the U.S. and internationally are experiencing an increase in COVID-19 cases. As such, there is an ongoing risk that the COVID-19 pandemic may again have a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

As part of a broad-based effort to support plans for the long-term health of our business and to strengthen our financial flexibility, we implemented cost reduction measures that included certain reductions in payroll, substantially decreased capital expenditures, reduced corporate spending and elimination of certain non-strategic targeted expenditures. As our markets have begun to recover we have ended most of those temporary expense-reduction initiatives during the third quarter.

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

Industry Overview

In recent years, the health care industry has increasingly focused on cost containment and on value-based reimbursement arrangements that condition payment to health care providers on the achievement of cost savings and quality targets. This trend has benefited distributors capable of providing a broad array of products and services at low prices. It also has accelerated the growth of group practices, managed care arrangements and collective buying groups, which, in addition to their emphasis on obtaining products at competitive prices, tend to favor distributors capable of providing specialized management information support. We believe that the trend towards cost containment and value-based reimbursement has the potential to favorably affect demand for technology solutions, including software, which can enhance the efficiency and facilitation of practice management.

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

Our current and future results have been and could continue to be adversely impacted by the COVID-19 pandemic, the current economic environment and uncertainty, particularly impacting overall demand for our products and services.

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

As the health care industry continues to change, we continually evaluate possible candidates for merger and joint venture or acquisition and intend to continue to seek opportunities to expand our role as a provider of products and services to the health care industry. There can be no assurance that we will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, we would incur merger and/or acquisition-related costs, and there can be no assurance that the integration efforts associated with any such transaction would be successful. In response to the COVID-19 pandemic, we had taken a range of actions to preserve cash, including the temporary suspension of significant acquisition activity. During the third quarter of 2020, as global conditions improved, we resumed our acquisition strategy.

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

Government

Certain of our businesses involve the distribution, importation and sale of pharmaceuticals and medical devices, and in this regard we are subject to extensive local, state, federal and foreign governmental laws and regulations applicable to the distribution and sale of pharmaceuticals and medical devices. Additionally, government and private insurance programs fund a large portion of the total cost of medical care, and there has been an emphasis on efforts to control medical costs, including laws and regulations lowering reimbursement rates for pharmaceuticals, medical devices, and/or medical treatments or services. Also, many of these laws and regulations are subject to change and may impact our financial performance. For example, certain laws and regulations restricting medical supply sales in the United States have been temporarily modified or waived in response to the COVID-19 pandemic. In addition, our businesses are generally subject to numerous other laws and regulations that could impact our financial performance, including securities, antitrust, anti-bribery and anti-kickback, customer interaction transparency, data privacy, data security, price gouging and other laws and regulations, and some of the related rules have been temporarily modified in response to the COVID-19 pandemic. Failure to comply with law or regulations could have a material adverse effect on our business. A more detailed discussion of governmental laws and regulations is included in Management’s Discussion & Analysis, contained in our Annual Report on Form 10-K for the fiscal year ended December 28 2019, filed on February 20, 2020.

Results of Operations

The following table summarizes the significant components of our operating results for the three and nine months ended September 26, 2020 and September 28, 2019 and cash flows for the nine months ended September 26, 2020 and September 28, 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Operating results:
Net sales	$2,840,146	$2,508,767	$6,953,416	$7,316,862
Cost of sales	2,085,847	1,747,600	4,998,784	5,036,574
Gross profit	754,299	761,167	1,954,632	2,280,288
Operating expenses:
Selling, general and administrative	559,636	574,771	1,572,816	1,742,597
Restructuring costs (credits)	6,992	(802)	27,713	15,764
Operating income	$187,671	$187,198	$354,103	$521,927

Other expense, net	$(10,516)	$(8,607)	$(24,138)	$(31,103)
Net income from continuing operations	151,813	143,212	271,808	388,269
Income (loss) from discontinued operations	(29)	5,641	274	(5,210)
Net income attributable to Henry Schein, Inc.	141,697	140,557	261,161	364,872

			Nine Months Ended
			September 26,	September 28,
			2020	2019
Cash flows:
Net cash provided by operating activities from continuing operations			$248,414	$525,180
Net cash used in investing activities from continuing operations			(93,956)	(691,349)
Net cash provided by financing activities from continuing operations			264,433	176,139

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

During the three months ended September 26, 2020 and September 28, 2019, we recorded restructuring costs (credits) of $7.0 million and $(0.8) million. During the nine months ended September 26, 2020 and September 28, 2019, we recorded restructuring costs of $27.7 million and $15.8 million. The restructuring costs for these periods included costs for severance benefits and facility exit costs. The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended September 26, 2020 Compared to Three Months Ended September 28, 2019

Net Sales

Net sales for the three months ended September 26, 2020 and September 28, 2019 were as follows (in thousands):

		September 26,	% of	September 28,	% of	Increase
		2020	Total	2019	Total	$	%
Health care distribution (1)
	Dental	$1,649,853	58.1%	$1,545,981	61.6%	$103,872	6.7%
	Medical	1,027,146	36.2	803,709	32.0	223,437	27.8
	Total health care distribution	2,676,999	94.3	2,349,690	93.6	327,309	13.9
Technology and value-added services (2)		138,355	4.9	137,334	5.5	1,021	0.7
	Total excluding Corporate TSA revenue	2,815,354	99.2	2,487,024	99.1	328,330	13.2
Corporate TSA revenue (3)		24,792	0.8	21,743	0.9	3,049	14.0
	Total	$2,840,146	100.0%	$2,508,767	100.0%	$331,379	13.2

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

(3)

Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which has been substantially completed as of October 2020.

The 13.2% increase in net sales for the three months ended September 26, 2020 includes an increase of 13.1% in local currency revenue (13.0% increase in internally generated revenue and 0.1% growth from acquisitions) and an increase of 0.1% related to foreign currency exchange. Sales in the third quarter benefited from an approximate 291% increase in sales of personal protection equipment (PPE) and other COVID-19 related products, which accounts for nearly all the growth in sales.

The 6.7% increase in dental net sales for the three months ended September 26, 2020 includes an increase of 6.6% local currency revenue (6.5% increase in internally generated revenue and 0.1% growth from acquisitions) and an increase of 0.1% related to foreign currency exchange. The 6.6% increase in local currency sales was attributable to an increase in dental consumable merchandise sales of 9.4% (9.3% increase in internally generated revenue and 0.1% growth from acquisitions), partially offset by a decrease in dental equipment sales and service revenues of 2.6%, all of which is attributable to the decrease in internally generated revenue. Dental equipment sales in the third quarter continued to recover as internal sales in local currencies in North America were essentially flat. International dental equipment sales experienced only a slight decline as practices resumed investments in traditional and high-technology capital equipment solutions. Although the COVID-19 pandemic adversely impacted our worldwide revenue beginning in mid-March as many dental offices progressively closed or began seeing a limited number of patients, our dental sales began to improve in the second half of the quarter ended June 27, 2020 and continuing into the quarter ended September 26, 2020 as dental practices resumed operating and patient traffic increased. Global dental sales in the third quarter benefited from an approximate 130% increase in sales of PPE, which accounts for nearly all the growth in dental sales.

The 27.8% increase in medical net sales for the three months ended September 26, 2020 includes an increase of 27.7% local currency revenue and an increase of 0.1% related to foreign currency exchange. Economic conditions relating to the COVID-19 pandemic have had less of an impact on the performance of our medical group versus dental, in part due to continued strong sales of PPE, such as masks, gowns and face shields, and other COVID-19 related products, such as diagnostic test kits. Globally, our medical business experienced growth of sales of such products by approximately 600% compared to the prior year, which accounts for nearly all the growth in medical sales.

The 0.7% increase in technology and value-added services net sales for the three months ended September 26, 2020 includes an increase of 0.3% local currency revenue (1.3% decrease in internally generated revenue, partially offset by 1.6% growth from acquisitions) and an increase of 0.4% related to foreign currency exchange. During the quarter, in line with the resumption of dental practice operations, the trend for transactional software revenues improved as more patients visited dental practices worldwide.

Although dental and medical practices continued to re-open during the third quarter, patient volumes remain below pre-COVID-19 levels and certain regions in the U.S and internationally are experiencing an increase in COVID-19 cases. As such, there is an ongoing risk that the COVID-19 pandemic may again have a material adverse effect on our net sales in future periods.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended September 26, 2020 and September 28, 2019 were as follows (in thousands):

	September 26,	Gross	September 28,	Gross	Increase / (Decrease)
	2020	Margin %	2019	Margin %	$	%
Health care distribution	$653,204	24.4%	$659,955	28.1%	$(6,751)	(1.0)%
Technology and value-added services	100,272	72.5	100,557	73.2	(285)	(0.3)
Total excluding Corporate TSA revenues	753,476	26.8	760,512	30.6	(7,036)	(0.9)
Corporate TSA revenues	823	3.3	655	3.0	168	25.6
Total	$754,299	26.6	$761,167	30.3	$(6,868)	(0.9)

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

In connection with the completion of the Animal Health Spin-off (see Note 2-Discontinued Operations of the Notes to the Consolidated Financial Statements included under Item 1 for additional details), we entered into a transition services agreement with Covetrus, pursuant to which Covetrus purchases certain products from us. The agreement provides that these products will be sold to Covetrus at a mark-up that ranges from 3% to 6% of our product cost to cover handling costs. These sales have been substantially completed as of October 2020.

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

Health care distribution gross profit decreased $6.8 million, or 1.0%, for the three months ended September 26, 2020 compared to the prior year period, due primarily to the COVID-19 pandemic. Health care distribution gross profit margin decreased to 24.4% for the three months ended September 26, 2020 from 28.1% for the comparable prior year period. The overall decrease in our health care distribution gross profit is attributable to an $85.2 million decline in gross profit due to the decrease in the gross margin rates and $1.4 million reduction in gross profit from acquisitions, partially offset by an increase of $77.0 million from internally generated revenue. Gross profit margin was negatively affected by PPE products, primarily due to significant adjustments recorded for PPE inventory and other COVID-19 related products caused by volatility of pricing and demand experienced during the quarter, which conditions may recur and adversely impact gross profit margins in future periods. During the quarter, we continued to earn lower vendor rebates, due to lower purchase volumes, during the year in our health care distribution segment, which also contributes to the lower gross profit margin.

Technology and value-added services gross profit decreased $0.3 million, or 0.3%, for the three months ended September 26, 2020 compared to the prior year period. The overall decrease in our Technology and value-added services gross profit is attributable to a $0.8 million decrease in internally generated revenue, primarily due to the COVID-19 pandemic and a decrease of $1.3 million from gross margin rates, partially offset by $1.8 million additional gross profit from acquisitions. Technology and value-added services gross profit margin decreased to 72.5% for the three months ended September 26, 2020 from 73.2% for the comparable prior year period primarily due to a decrease in the volume of our transactional revenue from eClaims and credit card processing.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended September 26, 2020 and September 28, 2019 were as follows (in thousands):

		% of		% of
	September 26,	Respective	September 28,	Respective	Decrease
	2020	Net Sales	2019	Net Sales	$	%
Health care distribution	$505,370	18.9%	$511,116	21.8%	$(5,746)	(1.1)%
Technology and value-added services	61,258	44.3	62,853	45.8	(1,595)	(2.5)
Total	$566,628	20.0	$573,969	22.9	$(7,341)	(1.3)

Selling, general and administrative expenses (including restructuring costs in the three months ended September 26, 2020 and September 26, 2020) decreased $7.3 million, or 1.3%, for the three months ended September 26, 2020 from the comparable prior year period. The $5.7 million decrease in selling, general and administrative expenses within our health care distribution segment for the three months ended September 26, 2020 as compared to the prior year period was attributable to a reduction of $16.9 million of operating costs, primarily as a result of cost-saving measures taken in response to the COVID-19 pandemic, partially offset by increases of $3.6 million of additional costs from acquired companies and an increase of $7.6 million in restructuring costs. The $1.6 million decrease in selling, general and administrative expenses within our technology and value-added services segment for the three months ended September 26, 2020 as compared to the prior year period was attributable to a reduction of $3.3 million of operating costs, primarily as a result of cost-saving measures taken in response to the COVID-19 pandemic, partially offset by an increase of $1.5 million of additional costs from acquired companies and an increase of $0.2 million in restructuring costs. As a percentage of net sales, selling, general and administrative expenses decreased to 20.0% from 22.9% for the comparable prior year period, primarily due to the cost-saving measures taken in response to the COVID-19 pandemic, partially offset by an increase in restructuring costs. The cost savings achieved from measures taken in response to the COVID-19 pandemic are expected to diminish in future periods as most measures were temporary and ended during the third quarter of 2020.

As a component of total selling, general and administrative expenses, selling expenses decreased $12.6 million, or 3.5% to $345.7 million, for the three months ended September 26, 2020 from the comparable prior year period, primarily as a result of cost-saving measures taken in response to the COVID-19 pandemic. As a percentage of net sales, selling expenses decreased to 12.2% from 14.3% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $5.3 million, or 2.4% to $220.9 million, for the three months ended September 26, 2020 from the comparable prior year period, primarily due to an increase in restructuring costs. As a percentage of net sales, general and administrative expenses decreased to 7.8% from 8.6% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended September 26, 2020 and September 28, 2019 was as follows (in thousands):

	September 26,	September 28,	Variance
	2020	2019	$	%
Interest income	$2,294	$3,943	$(1,649)	(41.8)%
Interest expense	(11,111)	(12,373)	1,262	10.2
Other, net	(1,699)	(177)	(1,522)	(859.9)
Other expense, net	$(10,516)	$(8,607)	$(1,909)	(22.2)

Interest income decreased $1.6 million primarily due to lower interest rates and reduced late fee income. Interest expense decreased $1.3 million primarily due to reduced interest expense resulting from decreased borrowings under our U.S trade accounts receivable securitization and lower interest rates, partially offset by increased borrowings under our bank credit lines. Other, net increased primarily due to certain litigation-related costs.

Income Taxes

For the three months ended September 26, 2020, our effective tax rate was 16.4% compared to 23.5% for the prior year period. The difference between our effective tax rate and the federal statutory tax rate for the three months ended September 26, 2020, was primarily due to a U.S. federal income tax settlement, reached during the third quarter, which lowered income tax expense by approximately $15.6 million, as well as state and foreign income taxes and interest. The difference between our effective tax rate and the federal statutory tax rate for the three months ended September 28, 2019 primarily relates to state and foreign income taxes and interest expense.

Nine Months Ended September 26, 2020 Compared to Nine Months Ended September 28, 2019

Net Sales

Net sales for the nine months ended September 26, 2020 and September 28, 2019 were as follows (in thousands):

		September 26,	% of	September 28,	% of	Increase/(Decrease)
		2020	Total	2019	Total	$	%
Health care distribution (1)
	Dental	$4,066,221	58.5%	$4,693,711	64.1%	$(627,490)	(13.4)%
	Medical	2,445,644	35.2	2,184,927	29.9	260,717	11.9
	Total health care distribution	6,511,865	93.7	6,878,638	94.0	(366,773)	(5.3)
Technology and value-added services (2)		375,547	5.4	377,983	5.2	(2,436)	(0.6)
	Total excluding Corporate TSA revenue	6,887,412	99.1	7,256,621	99.2	(369,209)	(5.1)
Corporate TSA revenue (3)		66,004	0.9	60,241	0.8	5,763	9.6
	Total	$6,953,416	100.0%	$7,316,862	100.0%	$(363,446)	(5.0)

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

(3)

Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which has been substantially completed as of October 2020.

The 5.0% decrease in net sales for the nine months ended September 26, 2020 includes a decrease of 4.4% in local currency revenue (5.1% decrease in internally generated revenue, partially offset by 0.7% growth from acquisitions) and a decrease of 0.6% related to foreign currency exchange. Excluding sales of products under the transition services agreement with Covetrus, our net sales decreased 5.1%, including a decrease in local currency revenue of 4.5% (5.2% decrease in internally generated revenue, partially offset by 0.7% growth from acquisitions) and a decrease of 0.6% related to foreign currency exchange. Sales for the nine months ended September 26, 2020 benefited from an approximate 142% increase in sales of PPE and other COVID-19 related products.

The 13.4% decrease in dental net sales for the nine months ended September 26, 2020 includes a decrease of 12.4% local currency revenue (12.7% decrease in internally generated revenue, partially offset by 0.3% growth from acquisitions) and a decrease of 1.0% related to foreign currency exchange. The 12.4% decrease in local currency sales was attributable to a decrease in dental consumable merchandise revenue of 11.6% (12.0% decrease in internally generated revenue, partially offset by 0.4% growth from acquisitions), and a decrease in dental equipment sales and service revenues of 15.4%, all of which is attributable to a decrease in internally generated revenue. The COVID-19 pandemic began to adversely impact our worldwide dental revenue beginning in mid-March as many dental offices progressively closed or began seeing a limited number of patients. However, in the second half of the quarter ended June 27, 2020 and continuing into the quarter ended September 26, 2020 our dental sales began to improve as dental practices began to resume activities and patient traffic increased. Global dental sales for the nine months ended September 26, 2020 benefited from an approximate 66% increase in sales of PPE.

The 11.9% increase in medical net sales for the nine months ended September 26, 2020 is attributable to an increase of 11.9% local currency growth (10.8% increase in internally generated revenue and 1.1% growth from acquisitions). The COVID-19 pandemic began to adversely impact our medical revenue beginning in mid-March and continuing to a lesser extent into the third quarter, as medical offices began seeing a limited increase in the number of patients. Economic conditions relating to the COVID-19 pandemic have had less of an impact on the performance of our medical group versus dental, in part due to continued strong sales of PPE, such as masks, gowns and face shields, and other COVID-19 related products, such as diagnostic test kits. Globally, our medical business experienced growth of sales of such products during the nine months ended September 26, 2020 by approximately 295% compared to the prior year, and these products are the primary contributor to the increase in sales during this period.

The 0.6% decrease in technology and value-added services net sales for the nine months ended September 26, 2020 is attributable to a decrease of 0.6% in local currency revenue (4.2% decrease in internally generated revenue, partially offset 3.6% growth from acquisitions). During the second quarter and continuing into the third quarter, in line with the resumption of dental practice operations, the trend for transactional software revenues improved as more patients visited dental practices worldwide.

Although dental and medical practices continued to re-open globally in the third quarter, patient volumes remain below pre-COVID-19 levels and certain regions in the U.S and internationally are experiencing an increase in COVID-19 cases. As such, there is an ongoing risk that the COVID-19 pandemic may again have a material adverse effect on our net sales in future periods.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the nine months ended September 26, 2020 and September 28, 2019 were as follows (in thousands):

	September 26,	Gross	September 28,	Gross	Increase/(Decrease)
	2020	Margin %	2019	Margin %	$	%
Health care distribution	$1,687,615	25.9%	$2,004,126	29.1%	$(316,511)	(15.8)%
Technology and value-added services	265,040	70.6	274,358	72.6	(9,318)	(3.4)
Total excluding Corporate TSA revenues	1,952,655	28.4	2,278,484	31.4	(325,829)	(14.3)
Corporate TSA revenues	1,977	3.0	1,804	3.0	173	9.6
Total	$1,954,632	28.1	$2,280,288	31.2	$(325,656)	(14.3)

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

In connection with the completion of the Animal Health Spin-off (see Note 2-Discontinued Operations of the Notes to the Consolidated Financial Statements included under Item 1 for additional details), we entered into a transition services agreement with Covetrus, pursuant to which Covetrus purchases certain products from us. The agreement provides that these products will be sold to Covetrus at a mark-up that ranges from 3% to 6% of our product cost to cover handling costs. These sales have been substantially completed as of October 2020.

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

Health care distribution gross profit decreased $316.5 million, or 15.8%, for the nine months ended September 26, 2020 compared to the prior year period, due primarily to the COVID-19 pandemic. Health care distribution gross profit margin decreased to 25.9% for the nine months ended September 26, 2020 from 29.1% for the comparable prior year period. The overall decrease in our health care distribution gross profit is attributable to a $165.7 million decrease in internally generated revenue and a $163.5 million decline in gross profit due to the decrease in the gross margin rates, partially offset by $12.7 million additional gross profit from acquisitions. Gross profit margin was negatively affected by PPE products, primarily due to significant adjustments recorded for PPE inventory and other COVID-19 related products caused by volatility of pricing and demand experienced during the quarter, which conditions may recur and adversely impact gross profit margins in future periods. Gross profit margin was also affected by fixed costs included in cost of goods sold that adversely affect gross margin rates when sales are lower. During the year, we continued to earn lower vendor rebates, due to lower purchase volumes, in our health care distribution segment, which also contributes to the lower gross profit margin.

Technology and value-added services gross profit decreased $9.3 million, or 3.4%, for the nine months ended September 26, 2020 compared to the prior year period. The overall decrease in our Technology and value-added services gross profit is attributable to a decrease of $11.5 million in internally generated revenue, primarily due to the COVID-19 pandemic and a $9.0 million decline in gross profit due to the decrease in the gross margin rates, partially offset by $11.2 million additional gross profit from acquisitions. Technology and value-added services gross profit margin decreased to 70.6% for the nine months ended September 26, 2020 from 72.6% for the comparable prior year period primarily due to a decrease in the volume of our transactional revenue from eClaims and credit card processing.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the nine months ended September 26, 2020 and September 28, 2019 were as follows (in thousands):

		% of		% of
	September 26,	Respective	September 28,	Respective	Increase / (Decrease)
	2020	Net Sales	2019	Net Sales	$	%
Health care distribution	$1,418,115	21.8%	$1,576,996	22.9%	$(158,881)	(10.1)%
Technology and value-added services	182,414	48.6	181,365	48.0	1,049	0.6
Total	$1,600,529	23.0	$1,758,361	24.0	$(157,832)	(9.0)

Selling, general and administrative expenses (including restructuring costs in the nine months ended September 26, 2020 and September 26, 2020) decreased $157.8 million, or 9.0%, for the nine months ended September 26, 2020 from the comparable prior year period. The $158.9 million decrease in selling, general and administrative expenses within our health care distribution segment for the nine months ended September 26, 2020 as compared to the prior year period was attributable to a reduction of $188.2 million of operating costs, primarily as a result of cost-saving measures taken in response to the COVID-19 pandemic, partially offset by increases of $17.6 million of additional costs from acquired companies and an increase of $11.7 million in restructuring costs. The $1.0 million increase in selling, general and administrative expenses within our technology and value-added services segment for the nine months ended September 26, 2020 as compared to the prior year period was attributable to an increase of $9.2 million of additional costs from acquired companies and an increase of $0.3 million in restructuring costs, partially offset by a reduction of $8.5 million of operating costs. As a percentage of net sales, selling, general and administrative expenses decreased to 23.0% from 24.0% for the comparable prior year period. The cost savings achieved from measures taken in response to the COVID-19 pandemic are expected to diminish in future periods as most of these measures were temporary and ended during the third quarter of 2020.

As a component of total selling, general and administrative expenses, selling expenses decreased $104.1 million, or 9.6% to $ 980.9 million, for the nine months ended September 26, 2020 from the comparable prior year period, primarily as a result of cost-saving measures taken in response to the COVID-19 pandemic. As a percentage of net sales, selling expenses decreased to 14.1% from 14.8% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses decreased $53.7 million, or 8.0% to $ 619.6 million, for the nine months ended September 26, 2020 from the comparable prior year period, primarily as a result of cost-saving measures taken in response to the COVID-19 pandemic. As a percentage of net sales, general and administrative expenses decreased to 8.9% from 9.2% for the comparable prior year period.

Our selling, general and administrative expenses for the nine months ended September 26, 2020 continued to be affected by certain estimates we made due to the adverse business environment brought on by the COVID-19 pandemic. For example, in the quarter ended March 28, 2020 we recorded incremental bad debt reserves of approximately $10 million for our global dental business. As of September 26, 2020, we have retained the $10 million incremental bad debt reserves due to the ongoing uncertainties in the markets we serve.

In the quarter ended March 28, 2020, we also recognized a net credit of approximately $17.5 million in stock-based compensation expense during the quarter due to our previous estimate that no performance shares granted in 2018, 2019 or 2020 will ultimately vest. Our assumptions regarding vesting of performance shares under our 2018, 2019 and 2020 LTIP remain largely unchanged from those as of March 28, 2020. Accordingly, we did not recognize any significant stock compensation expense related to performance shares during the nine months ended September 26, 2020.

During the quarter ended March 28, 2020, we recorded total impairment charges of approximately $6.1 million during the quarter related to prepaid royalty expenses and a customer relationship intangible asset.

Other Expense, Net

Other expense, net, for the nine months ended September 26, 2020 and September 28, 2019 was as follows (in thousands):

	September 26,	September 28,	Variance
	2020	2019	$	%
Interest income	$7,481	$12,368	$(4,887)	(39.5)%
Interest expense	(29,409)	(41,459)	12,050	29.1
Other, net	(2,210)	(2,012)	(198)	(9.8)
Other expense, net	$(24,138)	$(31,103)	$6,965	22.4

Interest income decreased $4.9 million primarily due to lower interest rates and reduced late fee income. Interest expense decreased $12.1 million primarily due to decreased borrowings under our U.S trade accounts receivable securitization and lower interest rates, partially offset by increased borrowings under our bank credit lines.

Income Taxes

For the nine months ended September 26, 2020, our effective tax rate was 20.0% compared to 23.9% for the prior year period. The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 26, 2020, was primarily due to a U.S. federal income tax settlement, reached during the third quarter, which lowered income tax expense by approximately $15.6 million, as well as state and foreign income taxes and interest. The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 28, 2019 primarily relates to state and foreign income taxes and interest expense.

Liquidity and Capital Resources

Our principal capital requirements have included funding of acquisitions, purchases of additional noncontrolling interests, repayments of debt principal, the funding of working capital needs, purchases of fixed assets and repurchases of common stock (which have been temporarily suspended). Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables. Historically, sales have tended to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities have been most prevalent just before the end of the year, and have caused our working capital requirements to be higher from the end of the third quarter to the end of the first quarter of the following year.

The pandemic and the governmental responses to it had a material adverse effect on our cash flows in the second quarter. In the latter half of the second quarter and continuing into the third quarter, dental and medical practices began to re-open worldwide. However, patient volumes remain below pre-COVID-19 levels and certain regions in the U.S. and internationally are experiencing an increase in COVID-19 cases. As such, there is an ongoing risk that the COVID-19 pandemic may again have a material adverse effect on our cash flows in future periods and may result in a material adverse effect on our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

As part of a broad-based effort to support plans for the long-term health of our business and to strengthen the our financial flexibility, we implemented cost reduction measures that included certain reductions in payroll, substantially decreased capital expenditures, reduced corporate spending and elimination of certain non-strategic targeted expenditures. As our markets have begun to recover we have ended most of those temporary expense-reduction initiatives during the third quarter. As the COVID-19 pandemic continues to unfold, we will continue to evaluate appropriate actions for its business.

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

Net cash from continuing operations provided by operating activities was $248.4 million for the nine months ended September 26, 2020, compared to net cash from continuing operations provided by operating activities of $525.2 million for the comparable prior year period. The net change of $276.8 million was primarily attributable to lower net income, lower distributions from equity affiliates, and increased working capital requirements, specifically an increase in inventories due to stocking of PPE and other COVID-19 related products, and an increase in accounts receivable due to higher third quarter sales volume. These working capital increases were partially offset by greater growth in accounts payable and accrued expenses. The decrease in distributions from equity affiliates is the result of having sold our equity investment in Hu-Friedy Mfg. Co., LLC in the fourth quarter of 2019.

Net cash from continuing operations used in investing activities was $94.0 million for the nine months ended September 26, 2020, compared to $691.3 million for the comparable prior year period. The net change of $597.3 million was primarily attributable to decreased payments for equity investments and business acquisitions.

Net cash from continuing operations provided by financing activities was $264.4 million for the nine months ended September 26, 2020, compared to net cash provided by financing activities of $176.1 million for the comparable prior year period. The net change of $88.3 million was primarily due to increased net proceeds from bank borrowings and lower repurchases of our common stock, partially offset by proceeds received during the prior year related to the Animal Health Spin-off.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 26,	December 28,
	2020	2019
Cash and cash equivalents	$533,495	$106,097
Working capital (1)	1,265,443	1,188,133

Debt:
Bank credit lines	$507,372	$23,975
Current maturities of long-term debt	110,015	109,849
Long-term debt	515,357	622,908
Total debt	$1,132,744	$756,732

Leases:
Current operating lease liabilities	$62,914	$65,349
Non-current operating lease liabilities	200,611	176,267

(1)	Includes $0 million and $127 million of accounts receivable which serve as security for U.S. trade accounts receivable securitization at September 26, 2020 and December 28, 2019 respectively.

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 48.8 days as of September 26, 2020 from 45.3 days as of September 28, 2019. During the nine months ended September 26, 2020, we wrote off approximately $5.0 million of fully reserved accounts receivable against our trade receivable reserve. Our inventory turns from operations decreased to 4.7 as of September 26, 2020 from 4.9 as of September 28, 2019. Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

Bank credit lines consisted of the following:

	September 26,	December 28,
	2020	2019
Revolving credit agreement	$-	$-
364-day credit agreement	500,000	-
Other short-term bank credit lines	7,372	23,975
Total	$507,372	$23,975

The increase in the level of borrowings under our bank credit lines as of September 26, 2020 was attributable to potential cash requirements due to the impact of the COVID-19 pandemic.

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”), which matures in April 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect the LIBOR rate to be discontinued at some point during 2021, which will require an amendment to our debt agreements to reflect a new reference rate. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or to materially affect our interest expense. The Credit Agreement also requires, among other things, that we maintain maximum leverage ratios. Additionally, the Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of September 26, 2020 and December 28, 2019, the borrowings on this revolving credit facility were $0.0 million and $0.0 million, respectively. As of September 26, 2020 and December 28, 2019, there were $9.5 million and $9.6 million of letters of credit, respectively, provided to third parties under the credit facility.

On April 17, 2020, we amended the Credit Agreement to, among other things, (i) modify the financial covenant from being based on total leverage ratio to net leverage ratio, (ii) adjust the pricing grid to reflect the net leverage ratio calculation, and (iii) increase the maximum maintenance leverage ratio through March 31, 2021.

364-Day Credit Agreement

On April 17, 2020, we entered into a new $700 million 364-day credit agreement, with JPMorgan Chase Bank, N.A. and U.S. Bank National Association as joint lead arrangers and joint bookrunners. This facility matures on April 16, 2021. As of September 26, 2020, the borrowings on this credit facility were $500 million. We have the ability to borrow the remaining $200 million on a revolving basis as needed, subject to the terms and conditions of the credit agreement. The interest rate for borrowings under this facility will fluctuate based on our net leverage ratio. At September 26, 2020, the interest rate on this facility was 2.81%. The proceeds from this facility can be used for working capital requirements and general corporate purposes, including, but not limited to, permitted refinancing of existing indebtedness.

Other Short-Term Credit Lines

As of September 26, 2020 and December 28, 2019, we had various other short-term bank credit lines available, of which $7.4 million and $24 million, respectively, were outstanding. At September 26, 2020 and December 28, 2019, borrowings under all of these credit lines had a weighted average interest rate of 2.82% and 3.45%, respectively.

The decrease during the quarter ended September 26, 2020 in the weighted average interest rate under all of our credit lines was attributable to the Federal Reserve lowering borrowing rates during March 2020 in response to the COVID-19 pandemic.

Long-term debt

Long-term debt consisted of the following:

	September 26,	December 28,
	2020	2019
Private placement facilities	$613,549	$621,274
U.S. trade accounts receivable securitization	-	100,000
Note payable due in 2025 with an interest rate of 3.1%
at September 26, 2020	1,438	-
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from 2.62% to 4.22% at September 26, 2020 and
ranging from 2.56% to 10.5% at December 28, 2019	4,273	6,089
Finance lease obligations (see Note 7)	6,112	5,394
Total	625,372	732,757
Less current maturities	(110,015)	(109,849)
Total long-term debt	$515,357	$622,908

Private Placement Facilities

On September 15, 2017, we increased our available private placement facilities with three insurance companies to a total facility amount of $1 billion. On June 23, 2020, the expiration date for our private placement facilities was extended through June 23, 2023. These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through June 23, 2023. The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance. The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions. On June 29, 2018, we amended and restated the above private placement facilities to, among other things, (i) permit the consummation of the Animal Health Spin-off and (ii) provide for the issuance of notes in Euros, British Pounds and Australian Dollars, in addition to U.S. Dollars. The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership. These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

On June 23, 2020, we amended the private placement facilities to, among other things, (i) temporarily modify the financial covenant from being based on total leverage ratio to net leverage ratio until March 31, 2021, (ii) increase the maximum maintenance leverage ratio through March 31, 2021, but with a 1.00% interest rate increase on the outstanding notes if the net leverage ratio exceeds 3.0x, which will remain in effect until we deliver financials for a four-quarter period ending on or after June 30, 2021 showing compliance with the total leverage ratio requirement, and (iii) make certain other changes conforming to the Credit Agreement, dated as of April 18, 2017.

The components of our private placement facility borrowings as of September 26, 2020 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
January 20, 2012 (1)	$14,286	3.09%	January 20, 2022
January 20, 2012	50,000	3.45	January 20, 2024
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
September 2, 2020 (2)	100,000	2.35	September 3, 2030
Less: Deferred debt issuance costs	(737)
	$613,549

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

(2) On September 2, 2020, we refinanced our $100 million private placement borrowing at 3.79%, originally due on September 2, 2020, with a similar 10-year borrowing at 2.35% maturing on September 2, 2030.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, was scheduled to expire on April 29, 2022. On June 22, 2020, the expiration date for this facility was extended to June 12, 2023. As of September 26, 2020 and December 28, 2019, the borrowings outstanding under this securitization facility were $0 million and $100 million, respectively. At September 26, 2020, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 0.22% plus 0.95%, for a combined rate of 1.17%. At December 28, 2019, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 1.90% plus 0.75%, for a combined rate of 2.65%.

If our accounts receivable collection pattern changes due to customers either paying late or not making payments, our ability to borrow under this facility may be reduced.

We are required to pay a commitment fee of 25 to 45 basis points depending upon program utilization.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheets.

On June 22, 2020 we amended this facility to adjust certain covenant levels, in particular for the second and third quarters of 2020.

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment. Our leases have remaining terms of less than one year to approximately 16 years, some of which may include options to extend the leases for up to 10 years. As of September 26, 2020, our right-of-use assets related to operating leases were $249.9 million and our current and non-current operating lease liabilities were $62.9 million and $200.6 million, respectively.

Stock Repurchases

From March 3, 2003 through September 26, 2020, we repurchased $3.6 billion, or 75,563,289 shares, under our common stock repurchase programs, with $201.2 million available as of September 26, 2020 for future common stock share repurchases.

As a result of the COVID-19 pandemic, as previously announced, we have temporarily suspended our share repurchase program in an effort to preserve cash and exercise caution during this uncertain period and due to certain restrictions related to financial covenants in our credit facilities.

Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the redeemable noncontrolling interests for the nine months ended September 26, 2020 and the year ended December 28, 2019 are presented in the following table:

	September 26,	December 28,
	2020	2019
Balance, beginning of period	$287,258	$219,724
Decrease in redeemable noncontrolling interests due to
redemptions	(12,636)	(2,270)
Increase in redeemable noncontrolling interests due to business
acquisitions	25,955	74,865
Net income attributable to redeemable noncontrolling interests	7,253	14,838
Dividends declared	(7,272)	(10,264)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(10,999)	(2,335)
Change in fair value of redeemable securities	5,141	(7,300)
Balance, end of period	$294,700	$287,258

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. Any adjustments to these accrual amounts are recorded in our consolidated statements of income. For the nine months ended September 26, 2020 and September 28, 2019, there were no material adjustments recorded in our consolidated statements of income relating to changes in estimated contingent purchase price liabilities.

Noncontrolling Interests

Noncontrolling interests represent our less than 50% ownership interest in an acquired subsidiary. Our net income is reduced by the portion of the subsidiaries net income that is attributable to noncontrolling interests.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 28, 2019, except accounting policies adopted as of December 29, 2019, which are discussed in Note 3-Critical Accounting Policies, Accounting Pronouncements Adopted and Recently Issued Accounting Standards of the Notes to the Consolidated Financial Statements included under Item 1.

Our financial results for the nine months ended September 26, 2020 were affected by certain estimates we made due to the adverse business environment brought on by the COVID-19 pandemic. For example, in the quarter ended March 28, 2020 we recorded incremental bad debt reserves of approximately $10.0 million for our global dental business and continued to retain those incremental reserves through the quarter ended September 26, 2020. During the quarter ended March 28, 2020, we also recognized a net credit of approximately $17.5 million in stock-based compensation expense due to our estimate that no performance shares granted in 2018, 2019 or 2020 will ultimately vest. For the quarter ended September 26, 2020, we continued to estimate that no such performance-based shares will ultimately vest. Additionally in the quarter ended March 28, 2020, we recorded total impairment charges of approximately $6.1 million related to prepaid royalty expenses and a customer relationship intangible asset. We had no material impairment charges in the quarter ended September 26, 2020. Although our selling, general and administrative expenses for the nine months ended September 26, 2020 represent management's best estimates and assumptions that affect the reported amounts, our judgment could change in the future due to the significant uncertainty surrounding the macroeconomic effect of the COVID-19 pandemic.

Accounting Standards Update

For a discussion of accounting standards updates that have been adopted or will be adopted, see Note 3-Critical Accounting Policies, Accounting Pronouncements Adopted and Recently Issued Accounting Standards of the Notes to the Consolidated Financial Statements included under Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 28, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 26, 2020 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of continued acquisition integrations and system implementations undertaken during the quarter and carried over from prior quarters as well as changes to the operating methods of some of our internal controls over financial reporting due to the COVID-19 pandemic, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended September 26, 2020, post-acquisition integration related activities continued for our global dental and North American medical businesses acquired during prior quarters, representing aggregate annual revenues of approximately $345 million. These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition. Also, during the quarter ended September 26, 2020, we completed the systems implementation activities related to a new CRM system for a U.S. technology business having approximate aggregate annual revenues of $216 million. All continued acquisition integrations and system implementations involve necessary and appropriate change-management controls that are considered in our quarterly assessment of the design and operating effectiveness of our internal control over financial reporting.

In addition, as a result of a combination of continued governmental imposed and Company directed closures of some of our facilities due to the COVID-19 pandemic, we have had to maintain a number of changes to the operating methods of some of our internal controls. For example, moving from manual sign-offs and in-person meetings to electronic sign-offs and electronic communications such as email and telephonic or video conference due to out-of-office working arrangements. However, the design of our internal control framework and objectives over financial reporting remains unchanged and we do not believe that these changes have materially affected, or are reasonably likely to materially affect, the effectiveness of our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of Legal Proceedings, see Note 18–Legal Proceedings of the Notes to the Consolidated Financial Statements included under Item 1.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. "Risk factors" in our Annual Report on Form 10-K for the year ended December 28, 2019. We provide an update to the following risk factor.

The recent COVID-19 pandemic and the responses of governments to it had, and may again have, a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. In the future, our business, results of operations, cash flows, financial condition and liquidity may be negatively impacted by the effects of other disease outbreaks, epidemics, pandemics, or similar wide spread public health concerns and other natural disasters.

The COVID-19 pandemic has had, and continues to have, an unprecedented impact on society, worldwide economic activity, and the health care sector (particularly, the dental market). As a global healthcare solutions company, the COVID-19 pandemic and the governmental responses to it had, and may again have, a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. In March and April 2020, the dental market was severely impacted by COVID-19, with many, if not a majority, of practices being closed or open on a limited basis only. Although dental practice openings and patient volume recovery in the United States and many other countries have rebounded faster than originally anticipated, they still remain below pre-COVID-19 levels, material uncertainty remains and the potential for one or more significant resurgences of COVID-19 could cause a significant reduction in dental practice openings and patient volume recovery, or further delay the return to normal operations. Even after COVID-19 has subsided, we may continue to experience material adverse impacts to our business, results of operations and cash flows as a result of, among other things, its global economic impact, including any recession that has occurred or may occur in the future, or a prolonged period of economic slowdown or the reluctance of patients to return for elective dental or medical care.

The impacts and potential impacts from the COVID-19 pandemic include, but are not limited to:

• Significant reductions in demand or significant volatility in demand for certain of our products. For example, in March and April 2020, many dental offices in the United States performed only emergency procedures, and rescheduled wellness exams and elective procedures. Dental offices in other countries also have experienced closures or restricted operations, as have medical offices around the world. Such closures and restrictions impacted our customers’ spending with us and had, and if reinstated may again have, a material adverse effect on our business, results of operations and cash flows. Although dental practice openings and patient volume recovery have rebounded faster than originally anticipated, capacity constraints in offices and demand-side factors may again lead to reductions in demand or significant volatility in demand for our products. Additionally, significant reduction in demand for certain of our products or customers’ decisions to delay the purchase of large equipment may result in us having increased inventory;

• Shortage of Certain Personal Protective Equipment (PPE). Supply chain disruptions for PPE and an increased demand for these products has resulted, and may continue to result, in backorders of certain PPE and a potential scarcity in raw materials to make certain PPE. Prices for certain PPE have been volatile. Although we have expanded our sourcing in critical product categories, added substitute products, and adapted our transportation model to shorten lead-times in product delivery, among other improvements, we still may not be able to supply our customers with the quantity of certain PPE products they demand, which may lead to our customers seeking alternative sources of supply. Furthermore, healthcare professionals’ inability to obtain a sufficient quantity of certain PPE from us and other suppliers could limit capacity at such offices, which could again result in material adverse impacts on our business, results of operations and cash flows, and could materially adversely affect our financial condition and liquidity. Conversely, we recorded significant charges in the third quarter for PPE inventory due to volatility of pricing for PPE, and, depending upon the course of the pandemic, if PPE pricing or demand decreases, our margins and the value of certain our PPE inventory could be further negatively impacted in future periods, which could result in a material adverse impact on our business, results of operations and cash flows;

• Reduction in Peoples’ Ability and Willingness to be in Public. Although some restrictions recommended by several public health organizations, and implemented by many local governments, to slow and limit the transmission of COVID-19 (including business closures and restrictions, stay-at-home and similar measures) have been lifted or partially lifted, ongoing social distancing ordinances and similar restrictions, and the potential for one or more significant resurgences of COVID-19 may result in the re-imposition of governmental social distancing and other restrictions, and/or cause people to be less willing to go to elective medical and dental appointments, which could again materially adversely affect demand for our products. A lengthened period of materially suppressed demand could again cause material adverse impacts on our business, results of operations and cash flows and could materially adversely affect our financial condition and liquidity;

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

• Impact on third parties’ ability to meet their obligations to us; impact on our ability to meet obligations to third parties. Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors (including third party shippers), banks, joint venture partners and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, or by travel restrictions and border closures, may materially adversely affect our business, results of operations, cash flows, financial condition and liquidity. Certain of our contracts with supply partners contain minimum purchase requirements or include rebate provisions if we satisfy certain sales or purchasing targets that, in certain cases we have not been able to satisfy and in other cases we may not be able to fully satisfy, due to the impact of the COVID-19 pandemic. Rebate income recognized to date this year is less than rebates earned over the same period last year. Our failure to satisfy such contractual provisions or renegotiate more favorable terms could materially adversely affect our business, results of operations and cash flows;

• Negative impact on our workforce and impact of adapted business practices. The spread of COVID-19 has caused us to implement temporary cost reduction measures (including a payroll cost reduction plan centered around furloughs, reduced pay and work hours, voluntary unpaid time off, suspension of the 401(k) match, and job reductions), most of which have now ended, modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees. As the COVID-19 pandemic continues to unfold, we will continue to evaluate appropriate actions for our business. Many of our employees shifted abruptly to working remotely and continue to do so. An extended period of modified pay and business practices and remote work arrangements could have a negative impact on employee morale, strain our business continuity plans, introduce operational risk (including but not limited to cybersecurity risks), and impair our ability to efficiently operate our business;

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

• Potential increased costs associated with our self-insured medical insurance programs. We may incur significant employee health care costs under our self-insurance medical insurance programs if a large number of our employees and/or their covered family members become ill from COVID-19; and

• Reputational risk associated with response to COVID-19. If we do not respond appropriately to the COVID-19 pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brands, which could materially adversely affect our business.

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

As of September 26, 2020, we had repurchased approximately $3.6 billion of common stock (75,563,289 shares) under these initiatives, with $201.2 million available for future common stock share repurchases.

As a result of the COVID-19 pandemic, as previously announced, we have temporarily suspended our share repurchase program in an effort to preserve cash and exercise caution in this uncertain period and due to certain restrictions related to financial covenants in our credit facilities.

During the fiscal quarter ended September 26, 2020, we did not make any repurchases of our common stock. The maximum number of shares that could be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time. The maximum number of shares that could be repurchased as of August 1, 2020, August 29, 2020, and September 26, 2020 were 2,927,561, 3,028,466 and 3,422,542, respectively.

ITEM 5. OTHER INFORMATION

On October 29, 2020, the Compensation Committee of the Board of Directors approved an amendment to the Henry Schein, Inc. Supplemental Executive Retirement Plan (“SERP”), which reinstates our ability to make book-entry contributions to the SERP in the contribution percentage designated by the Compensation Committee, effective as of January 1, 2021. Our executive officers are eligible to participate in the SERP.

The above summary is qualified in its entirely by reference to the full text of the SERP amendment, which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits.

10.1	Henry Schein, Inc. 2020 Recovery Performance Plan. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 12, 2020.)**
10.2	Amendment Number Three to the Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014.**+
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document+
101.SCH	Inline XBRL Taxonomy Extension Schema Document+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104	The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL (included within Exhibit 101 attachments).+

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

Dated: November 2, 2020