Form 10-K
period 2020-12-26
HENRY SCHEIN INC
filed 2021-02-17
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,

D.C.

20549

FORM
10-K
(Mark One)
☒

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 26, 2020

☐

TRANSITION REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934
For the transition period from ____________ to ____________
Commission file number
0-27078
HENRY SCHEIN, INC .
(Exact name of registrant as specified in its charter)

Delaware
11-3136595
(State or other jurisdiction of (I.R.S. Employer Identification No.)
incorporation or organization)

135 Duryea Road
Melville
,
New York
(Address of principal executive offices)
11747
(Zip Code)

(
631
)
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

YES
:

☒

NO:
☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES:

☐

NO :
☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES
:

☒

NO:
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T

during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
YES
:

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
:

☒

  Accelerated filer:
☐

Non-accelerated filer:
☐

  Smaller reporting company:
☐

Emerging
growth company:
☐

If an

emerging growth

company,

indicate by

check mark

if the

registrant has

elected not

to use the

extended transition

period for

complying with

any
new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES:

☒

NO:
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES:

☐

NO:
☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq Global Select Market on June 27, 2020, was approximately $
7,932,914,000
.

As of February 8, 2021, there were
142,464,090

shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:
Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year
(December 26, 2020) are incorporated by reference in Part III hereof.

Page
Number
PART I.
ITEM 1.
Business
3
ITEM 1A.
Risk Factors
24
ITEM 1B.
Unresolved Staff Comments
37
ITEM 2.
Properties
38
ITEM 3.
Legal Proceedings
38
ITEM 4.
Mine Safety Disclosures
38
PART II
ITEM 5.
Market for Registrant's Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
39
ITEM 6.
Selected Financial Data
41
ITEM 7.
Management's Discussion and Analysis of Financial Condition
and Results of Operations
43
ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risk
67
ITEM 8.
Financial Statements and Supplementary Data
69
ITEM 9.
Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure
124
ITEM 9A.
Controls and Procedures
124
ITEM 9B.
Other Information
127
PART III
ITEM 10.
Directors, Executive Officers and Corporate Governance
127
ITEM 11.
Executive Compensation
127
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
128
ITEM 13.
Certain Relationships and Related Transactions, and Director Independence
128
ITEM 14.
Principal Accounting Fees and Services
128
PART IV.
ITEM 15.
Exhibits,
Financial Statement Schedules
128
ITEM 16.
Form
10-K Summary
136
Signatures
137

PART

I

ITEM 1.

Business

General

Henry Schein, Inc. is a solutions company for health care professionals powered by a network of people and
technology. We

believe we are the world’s largest provider of health care products and services primarily to office-
based dental and medical practitioners, as well as alternate sites of care.

Our philosophy is grounded in our
commitment to help customers operate a more efficient and successful business so the practitioner can provide
better clinical care.

With more than 88 years of experience distributing health care products, we have built a vast set of small,

mid-sized
and large customers in the dental and medical markets, serving more than one million customers worldwide across
dental practices and laboratories and physician practices, as well as government,

institutional health care clinics and
other alternate care clinics.

We are headquartered in Melville, New York,

employ more than 19,000 people (of which approximately 9,800 are based outside the United States) and have operations or affiliates in 31 countries and territories, including the
United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China,

the Czech Republic, France, Germany,
Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New
Zealand, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland,

Thailand, United Arab Emirates
and the United Kingdom.

This broad global footprint has evolved over time through our organic success as well as
through contribution from strategic acquisitions.

Our business extends far beyond our supply chain capabilities across the globe. We provide a wide breadth
of products, value-added solutions and support to customers, including consumables and equipment. Through
Henry Schein One, we offer dental practice management, patient engagement and demand creation software
solutions. We also offer a broad range of financial services for our customers to help them operate and expand their business operations. We believe our hands-on consultative approach to support practice decision-making is a key differentiator for our business.

We offer

a comprehensive selection of more than 120,000 branded products and Henry Schein private brand
products in stock, as well as more than 180,000 additional products available as special-order items.

As the market continues to evolve toward solutions that offer ease and convenience for ordering products and
communicating with our solutions teams, we are investing in digital enhancements to our e-commerce platforms
and our web capabilities.

We have established over 3.5 million square feet of space in 28 strategically located distribution centers around the world to enable us to better serve our customers and increase our operating efficiency.

Our infrastructure allows us
to provide rapid and accurate order fulfillment. Historically, approximately 99% of items have been shipped without back ordering and were shipped on the same business day the order is received.

Due to the significant
increase in demand for personal protective equipment (“PPE”), as a result of the COVID-19 pandemic, during the
year ended December 26, 2020, approximately 93% of items ordered were shipped without back ordering and 90%
were shipped on the same business day the order was received.

As the demand for PPE stabilizes, we expect our
percentage of items shipped without back ordering and shipped on the same day to return to historic levels.

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

This
combined dental and medical segment distributes consumable products,

small equipment, laboratory products, large
equipment, equipment repair services, branded and generic pharmaceuticals,

vaccines, surgical products, diagnostic

tests, infection-control products

and vitamins.

Our global dental group serves office-based dental practitioners, dental laboratories, schools, government and other institutions.

Our global medical group serves physician offices,
urgent care centers, ambulatory care sites, emergency medical technicians, dialysis centers, home health,

federal
and state governments and large enterprises, such as group practices and integrated delivery networks, among other
providers across a wide range of specialties.

While our primary go-to-market strategy is in our capacity as a distributor, we also manufacture certain dental specialty products in the areas of implants, orthodontics

and
endodontics. We have achieved scale in these global businesses primarily through acquisitions as manufacturers of these products typically do not utilize a distribution channel to serve customers.

As an alternative to branded product options, we also market under our own private label portfolio of cost-effective,
high-quality consumable merchandise products for our dental and medical customers.

Sales of our private label
products generally achieve gross profit margins that are higher than the average margin on the other products we
sell.

Our global technology and value-added services group provides software,

technology and other value-added
services to health care practitioners.

Henry Schein One, the largest contributor of sales to this category, offers software systems for dental practitioners. This segment also includes a small medical software business known as
MicroMD. In addition, we offer physicians a broad suite of electronic health records,

integrated revenue cycle
management, and patient communication services. Finally, our value-added practice solutions include financial service offerings, which include practice finance solutions such as credit card billing and facilitation of customer
loans (on a non-recourse basis) to acquire equipment and technology, as well as solutions to broker dental practice transitions. We do not take on the liability of such loans but instead receive an origination fee for coordinating loans between practice customers and third-party banking groups.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent
Developments” herein for a discussion related to the COVID-19 pandemic and recent corporate transactions.

Industry

The global health care distribution industry, as it relates to office-based health care practitioners, is fragmented and diverse.

The industry ranges from sole practitioners working out of

relatively small offices to mid-sized and large
group practices ranging in size from a few practitioners to several hundred practices owned or operated by dental
support organizations (DSOs), hospital systems, or integrated delivery networks

(IDNs).

Due in part to the inability of office-based health care practitioners to store and manage large quantities of supplies
in their offices, the distribution of health care supplies and small equipment to office-based health care practitioners
has been characterized by frequent, small quantity orders, and a need for rapid, reliable and substantially complete
order fulfillment.

The purchasing decisions within an office-based health care practice are typically made by the
practitioner, hygienist or office manager.

Supplies and small equipment are generally purchased from

more than
one distributor, with one generally serving as the primary supplier.

The health care distribution industry continues to experience growth due to demand driven by the aging population,
increased health care awareness and the importance of preventative care,

an increasing understanding of the
connection between good oral health and overall health, improved access to care globally, the proliferation of
medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage,
partially offset by the effects of unemployment on insurance coverage and technological improvements,

including
the advancement of software and services, prosthetic solutions and telemedicine.

In addition, the non-acute market
continues to benefit from the shift of procedures and diagnostic testing from acute care settings to alternate-care
sites, particularly physicians’ offices and ambulatory surgery centers.

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
customer base.

In addition, customer consolidation will likely lead to multiple locations under common management and the
movement of more procedures from the hospital setting to the physician or alternate care setting as the health care
industry is increasingly focused on efficiency and cost containment.

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

Many of the health
care products we sell are available to our customers from a number of suppliers.

In addition, our competitors could
obtain exclusive rights from manufacturers to market particular products.

Manufacturers also could seek to sell
directly to end-users, and thereby eliminate or reduce our role and that of other distributors. In certain parts of the
dental end market, such as those related to dental specialty products,

manufacturers already sell directly to end
customers.

In North America, we compete with other distributors, as well as several manufacturers, of dental and medical
products, primarily on the basis of price, breadth of product line, e-commerce capabilities, customer service and
value-added products and services.

In the dental market, our primary competitors in the U.S. are the Patterson
Dental division of Patterson Companies, Inc. and Benco Dental Supply

Company.

In addition, we compete against
a number of other distributors that operate on a national, regional and local level. Our primary competitors in the
U.S. medical market, which accounts for the large majority of our global medical sales, are McKesson Corporation
and Medline Industries, Inc., which are national distributors.

We also compete with a number of regional and local
medical distributors, as well as a number of manufacturers that sell directly to physicians.

With regard to our dental
software, we compete against numerous companies, including the Patterson

Dental division of Patterson
Companies, Inc., Carestream Health, Inc., Open Dental Software, Inc., PlanetDDS

LLC, Good Methods Global Inc.
(d.b.a. CareStack) and Curve Dental, LLC.

In other software end markets, including revenue cycle

management,
patient relationship management and patient demand generation, we compete with companies such as Vyne
Therapeutics Inc., EDI-Health Group, Inc. (d.b.a. Dental X Change, Inc.),

Weave Communications,
Inc., Solutionreach, Inc., ZocDoc, Inc., LocalMed Inc. and Prosites Inc.

The medical practice management and
electronic medical records market is very fragmented and we compete with numerous companies such as the
NextGen division of Quality Systems, Inc., eClinicalWorks, Allscripts Healthcare Solutions, Inc., and Epic Systems
Corporation.

Outside of the U.S., we believe we are the only global distributor of supplies and equipment to dental practices, and
our competitors are primarily local and regional companies.

We also face significant competition internationally,
where we compete on the basis of price and customer service against several large competitors, including the
GACD Group, Proclinic SA, Lifco AB, Planmeca Oy and Billericay Dental

Supply Co. Ltd., as well as a large
number of other dental and medical product distributors and manufacturers in international countries and territories
we serve.

Competitive Strengths

We have more than 88 years of experience in distributing products to health care practitioners resulting in strong awareness of the Henry Schein
®

brand.

Our competitive strengths include:

A focus on meeting our customers’ unique needs
.

We are committed to providing customized solutions to our
customers that are driven by our understanding of the end markets we serve and reflect the technology-driven
products and services best suited for their practice needs. We are committed to continuing to enhance these offerings through organic investment in our products and our teams, as well through as the acquisition of new
products and services that may help us better serve our customers.

Direct sales and marketing expertise.

Our sales and marketing efforts are designed to establish and solidify customer relationships through personal or virtual visits by field sales representatives,

frequent direct marketing and
telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive
prices and ease of order placement, particularly through our e-commerce platforms.

The key elements of our direct
sales and marketing efforts are:

•

Field sales consultants.

We have over 3,450 field sales consultants, including equipment sales specialists, covering major North American, European and other international markets.

These consultants complement
our direct marketing and telesales efforts and enable us to better market, service and support the sale of
more sophisticated products and equipment.

•

Marketing.

During 2020, we marketed to existing and prospective office-based health care providers
through a combination of owned, earned and paid digital channels, as well as through catalogs, flyers,
direct mail, and other promotional materials.

Our strategies included an emphasis on educational content
through webinars and content marketing initiatives.

We continue to enhance our marketing technology to
improve our targeting capability and the relevance of messaging and offers.

•

Telesales.

We support our direct marketing effort with approximately 2,250 inbound and outbound telesales representatives, who facilitate order processing, generate new sales through direct and frequent
contact with customers and stay abreast of market developments and the hundreds of new products,
services and technologies introduced each year to educate practice personnel.

•

Electronic commerce solutions.

We provide our customers and sales teams with innovative and competitive e-commerce solutions. We continue to invest in our e-commerce platform to offer enhanced content management so customers can more easily find the products they need and to enable an engaging
purchase experience, supported by excellent customer service.

•

Social media.

Our operating entities and employees engage our customers and supplier partners through
various social media platforms, which are an important element of our communications and marketing
efforts. We continue to expand our social media presence to raise awareness about issues, engage customers beyond a sale and deliver services and solutions to specialized audiences.

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

We sell practice management, patient
engagement, and patient demand creation software solutions to our dental customers.

Our practice
management solutions provide practitioners with electronic

medical records, patient treatment history,
billing, accounts receivable analyses and management, appointment calendars, electronic claims processing
and word processing programs, network and hardware services, e-commerce and electronic marketing
services, sourcing third party patient payment plans, transition services and training and education
programs for practitioners. We also sell medical software for practice management, certified electronic health records (“EHR”) and e-Prescribe medications and prescription solutions through MicroMD®.

We
have approximately 800 technical representatives supporting customers using our practice management
solutions and services.

As of December 26, 2020, we had an active user base of approximately

94,500
practices and 374,000 consumers, including users of AxiUm, Dentally®, Dentrix

Ascend®, Dental
Vision®, Dentrix® Dental Systems, Dentrix® Enterprise, Easy Dental®, EndoVision®, Evolution® and
EXACT®, Gesden®, Julie® Software, Oasis, OMSVision®,

Orisline®, PerioVision®,

Power Practice®
Px, PowerDent,

and Viive®

and subscriptions for Demandforce®, Sesame, and Lighthouse360®

for dental
practices and DentalPlans.com®

for dental patients; and MicroMD® for physician practices.

•

Repair services.

We have over 140 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our health care customers.

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

Commitment to superior customer service
.

We maintain a strong commitment to providing superior customer service.

We frequently monitor our customer service through customer surveys, focus groups and statistical reports.

Our customer service policy primarily focuses on:

•

Exceptional order fulfillment
.

We ship an average of approximately 128,000 cartons daily.

Historically,
approximately 99% of items have been shipped without back ordering and were shipped on the same
business day the order is received.

Due to the significant increase in demand for PPE, as a result of
COVID-19, during the year ended December 26, 2020, approximately

93% of items ordered were shipped
without back ordering and 90% were shipped on the same business day the order was received.

As the
demand for PPE stabilizes, we expect our percentage of items shipped without back ordering and shipped
on the same day to return to historical levels.

•

Comprehensive ordering process
.

Customers may place orders 24 hours a day, 7 days a week via e-
commerce solutions, telephone, fax, e-mail, and mail.

Integrated management information systems
.

Our information systems generally allow for centralized management of key functions, including accounts receivable, inventory, accounts payable, payroll, purchasing, sales,

order
fulfillment and financial and operational reporting.

These systems allow us to manage our growth, deliver superior customer service, properly target customers, manage financial performance and monitor daily operational statistics.

Cost-effective purchasing
.

We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitively priced provider of health care products.

We continuously evaluate our purchase
requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost.

In 2020,
our top 10 health care distribution suppliers and our single largest supplier accounted for approximately

30% and
4%, respectively, of our aggregate purchases.

Efficient distribution
.

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
location for order fulfillment.

Products

The following table sets forth the percentage of consolidated net sales by principal categories of products offered
through our health care distribution and technology reportable segments:

December 26, December 28, December 29,
2020 2019 2018
Health care distribution:
Dental products
(1)
58.4% 64.2% 67.4%
Medical products
(2)
35.8 29.8 28.3
Total

health care distribution

94.2 94.0 95.7
Technology

and value-added services:
Software and related products and

other value-added products
(3)
5.1 5.2 4.3
Total

excluding Corporate TSA revenues
99.3 99.2 100.0
Corporate TSA revenues
(4)
0.7 0.8 -
Total
100.0 100.0 100.0
(1)

Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators, abrasives, dental chairs, delivery units and lights, X-ray supplies and equipment, personal protective equipment, equipment repair and high-tech and digital restoration equipment.
(2)

Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment, personal protective equipment, and vitamins.
(3)

Consists of practice management software and other value-added products, which are distributed primarily to health care providers, and financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other services.
(4)

Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health spin-off, which ended in December 2020.

Business Strategy

Our objective is to continue to expand as a global value-added provider of health care products and services to
office-based dental and medical practitioners by increasing their efficiency and success.

To accomplish this, we
will apply our competitive strengths in executing the following strategies:

•

Increase penetration of our existing customer base.

We have over 1 million customers worldwide and we
intend to increase sales to our existing customer base and enhance our position as their primary supplier.
We believe our offering of a broad range of products, services and support, including software solutions that can help drive improved workflow efficiency and patient communications for practices, coupled with
our full-service value proposition, helps us to retain and grow our customer base.

•

Increase the number of customers we serve.

This strategy includes increasing the productivity of our field sales consultants and telesales team, as well as using our customer database to focus our marketing efforts
in all of our operating segments.

In the dental business, we provide products and services to

independent
practices, mid-market groups, and large DSOs as well as community health centers and government sites of
care.

Leveraging our broad array of assets and capabilities, we offer solutions to address these new
markets.

In the medical business, we have expanded to serve customers located in settings outside of the
traditional office, such as urgent care clinics, retail, occupational health and home health settings.

As
settings of health care shift, we remain committed to serving these practitioners and providing them with
the products and services they need.

•

Leverage our value-added products and services.

We continue to increase cross-selling efforts for key
product lines utilizing a consultative selling process.

In the dental business, we have significant cross-
selling opportunities between our dental software users and our dental distribution customers.

In the
medical business, we have opportunities to expand our vaccine, injectables and other pharmaceuticals sales
to health care practitioners, as well as cross-selling electronic health record and software when we sell our
core products.

Our strategy extends to providing health systems, integrated delivery networks and other
large group and multi-site health care organizations, including physician clinics, these same value added

products and services.

As physicians and health systems closely align, we have increased access to
opportunities for cross-marketing and selling our product and service portfolios.

•

Pursue strategic acquisitions and joint ventures.

Our acquisition strategy is focused on investments in
companies that add new customers and sales teams, increase our geographic footprint (whether entering a
new country, such as emerging markets, or building scale where we have already invested in businesses), and finally, those that enable us to access new products and technologies.

Markets Served

Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using health
care services.

Between 2020 and 2030, the 45 and older population is expected to grow by approximately 11%.

Between 2020 and 2040,

this age group is expected to grow by approximately 22%.

This compares with expected
total U.S. population growth rates of approximately 7%

between 2020 and 2030 and approximately 12% between
2020 and 2040.

In the dental industry, there is predicted to be a rise in oral health care expenditures as the 45-and-older segment of the population increases.

There is increasing demand for new technologies that allow

dentists to increase
productivity, and this is being driven in the U.S. by lower insurance reimbursement rates.

At the same time, there is
an expected increase in dental insurance coverage.

We support our dental professionals through the many SKUs that we offer, as well as through important value-
added services, including practice management software, electronic claims processing, financial services and
continuing education, all designed to help maximize a practitioner’s efficiency.

In the medical market, there continues to be a migration of procedures from acute-care settings to physicians’
offices and home health settings,

a trend that we believe provides additional opportunities for us.

There also is the
continuing use of vaccines, injectables and other pharmaceuticals in alternate-care settings.

We believe we have
established a leading position as a vaccine supplier to the office-based physician practitioner.

Additionally, we seek to expand our dental full-service model and our medical offerings in countries where opportunities exist.

Through our “Schein Direct” program, we also have the

capability to provide door-to-door air
package delivery to practitioners in over 190 countries around the world.

For information on revenues and long-lived assets by geographic area, see
Note 18 – Segment and Geographic Data

of “Notes to Consolidated Financial Statements.”

Seasonality and Other Factors Affecting Our Business and Quarterly Results

We experience fluctuations in quarterly earnings.

As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

Our business is subject to seasonal and other quarterly fluctuations.

Revenues and profitability generally have been
higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine,
equipment and software products), purchasing patterns of office-based health care practitioners and year-end
promotions. Revenues and profitability may also be impacted by the timing of certain annual and biennial dental
tradeshows where equipment promotions are offered. In addition, some dental practices delay equipment purchases
in the U.S. until year-end due to tax incentives.

Revenues and profitability generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.

We expect our historical seasonality of sales to
continue in the foreseeable future.

Governmental Regulations

We strive to be substantially compliant with the applicable laws, regulations and guidance described below, and believe we have effective compliance programs and other controls in place to ensure substantial compliance.
However, compliance is not guaranteed

either now or in the future, as certain laws, regulations and guidance may
be subject to varying and evolving interpretations that could affect our ability to comply, as well as future changes, additions, and enforcement approaches, including in light of political changes.

For example, President Biden’s
administration has authorized and encouraged a freeze on certain federal regulations that have been published but
are not yet effective, as well as a review of all federal regulations issued during President Trump’s administration.

Changes with respect to the applicable laws, regulations and guidance described below may require us to update or
revise our operations, services, marketing practices, and compliance programs and controls, and may impose
additional and unforeseen costs on us, pose new or previously immaterial risks to us, or may otherwise have a
material adverse effect on our business.

Government

Certain of our businesses involve the distribution, importation, exportation,

marketing and sale of, and third party
payment for, pharmaceuticals and medical devices, and in this regard, we are subject to extensive local, state, federal and foreign governmental laws and regulations, including as applicable to our wholesale distribution of
pharmaceuticals and medical devices, and as part of our specialty home medical supply business that distributes and
sells medical equipment and supplies directly to patients.

The federal government and state governments have also
increased enforcement activity in the health care sector, particularly in areas of fraud and abuse, anti-bribery

and
corruption, controlled substances prescribing, medical device regulation, and data privacy and security standards.

Government and private insurance programs fund a large portion of the total cost of medical care,

and there have
been efforts to limit such private and government insurance programs, including efforts,

thus far unsuccessful, to
seek repeal of the entire United States Patient Protection and Affordable Care Act,

as amended by the Health Care
and Education Reconciliation Act, each enacted in March 2010, as amended

(the “ACA”).

In addition, activities to
control medical costs, including laws and regulations lowering reimbursement rates for pharmaceuticals, medical
devices, and/or medical treatments or services, are ongoing.

Many of these laws and regulations are subject to
change and their evolving implementation may impact our operations and our financial performance.

Our businesses are also generally subject to numerous other laws and regulations that could impact our financial
performance, including securities, antitrust, consumer protection, anti-bribery and anti-kickback, customer
interaction transparency, data privacy,

data security, government contracting and other laws and regulations.

Failure to comply with law or regulations could have a material adverse effect on our business.

Operating, Security and Licensure Standards

Certain of our businesses involve the distribution, importation, exportation,

marketing

and sale of, and third party
payment for, pharmaceuticals and medical devices, and in this regard we are subject to various local,

state, federal
and foreign governmental laws and regulations, including as applicable to our wholesale distribution and sale of
pharmaceuticals and medical devices, and, as part of our specialty home medical supply business that distributes
and sells medical equipment and supplies directly to patients.

Among the United States federal laws applicable to
us are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic

Act, as amended (“FDC Act”), and
Section 361 of the Public Health Service Act, as well as laws regulating the billing of and reimbursement from
government programs, such as Medicare and Medicaid, and from commercial payers.

We are also subject to
comparable foreign regulations.

The FDC Act, the Controlled Substances Act, their implementing regulations,

and similar foreign laws generally
regulate the introduction, manufacture, advertising, marketing and promotion,

sampling, pricing and
reimbursement, labeling, packaging, storage, handling, returning or recalling,

reporting, and distribution of, and
record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly
regulate such activities within the state.

Furthermore, Section 361 of the Public Health Service Act, which provides
authority to prevent the introduction, transmission or spread of communicable diseases, serves as the legal basis for

the United States

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

The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers
and third-party logistics providers (“3PLs”), and includes the eventual creation of national wholesaler and 3PL
licenses in cases where states do not

license such entities.

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

In addition, with respect to our specialty home medical supply business, we are subject to certain state licensure laws (including state pharmacy laws), and also certain
accreditation standards, including to qualify for reimbursement from

Medicare and other third-party payers.

The Food and Drug Administration Amendments Act of 2007 and

the Food and Drug Administration Safety and
Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique
device identification (“UDI”) system.

The UDI rule phased in the implementation of the UDI

regulations,
generally beginning with the highest-risk devices (i.e., Class III medical devices)

and ending with the lowest-risk
devices.

Most compliance dates were reached as of September 24, 2018,

with a final set of requirements for low
risk devices being reached on September 24, 2022, which will complete the phase in.

The UDI regulations require
“labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and
issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices (including, but not limited to, certain software that qualifies as a medical device under FDA rules), and to
directly mark certain devices with UDIs.

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

We are subject to inspection by the DEA. Certain of our
businesses are also required to register for permits and/or licenses with, and comply with operating and security
standards of, the DEA, the FDA, the United States Department of Health

and Human Services (“HHS”), and
various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies, depending on the type of operations and location of product
distribution, manufacturing or sale.

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

EU Regulation of Medicinal and Dental Products

EU member states regulate their own healthcare systems, as does EU law.

The latter regulates certain matters,
most notably medicinal products and medical devices. Medicinal products are defined,

broadly, as substances or
combinations of substances having certain functionalities and may not include medical devices. EU “regulations”
apply in all Member States, whereas “directives” are implemented by the individual laws of member states.

On medicines for humans, we are regulated under Directive No. 2001/83/EC of 6 November 2001 and EU
Regulation No. 726/2004 of 31 March 2004.

These rules provide for the authorization of products, and regulate their manufacture, importation, marketing, and distribution.

It implements requirements which may be
implemented without warning, as well as a national pharmacovigilance system under which marketing
authorizations may be withdrawn, and includes potential sanctions for breaches of the rules, and on other bases
such as harmfulness or inefficiency.

EU Regulation No. 1223/2009 of 30 November 2009 on cosmetic products requires that cosmetic products (which
includes dental products) be safe for human health when used under normal or reasonably foreseeable conditions of
use and comply with certain obligations which apply to manufacturer, importer and distributor. It includes market surveillance, and non-compliance may result in the recall or withdrawal of products, along with other sanctions.

In the European Union, the EU Medical Device Regulation No. 2017/745

(“EU MDR”) covers a wide scope of our
activities, from dental material to X-ray machines, and certain software.

It was meant to become applicable three
years after publication (in May 2020). However, on April 23, 2020, to allow European Economic Area

(“EEA”)
national authorities, notified bodies, manufacturers and other actors to focus fully on urgent priorities related to the
COVID-19 pandemic, the European Council and Parliament adopted Regulation

2020/561, postponing the date of
application of the EU MDR by one year (to May 2021).

In the meantime, rules provided for by Directive No.
90/385/EEC of 20 June 1990 on the approximation of the laws of the member states relating to active implantable medical devices

remain applicable (in particular to certain software).

The EU MDR significantly modifies and intensifies the regulatory compliance requirements for the medical device
industry as a whole.

Once applicable, the EU MDR will among other things:

•     Strengthen   the   rules   on   placing   devices   on   the   market   and   rein force   surveillance   once   they   are   available;
•     Establish   explicit   provisions   on   manufacturers’   responsibilities   for   the   follow - up   of   the   quality,
performance and safety of devices placed on the market;
•     Improve   the   traceability   of   medical   devices   throughout   the   supply   chain   to   the   end - user   or   patient   through   a
unique identification number;
•     Se t   up   a   central   database   to   provide   patients,   healthcare   professionals   and   the   public   with   comprehensive
information on products available in the EU;

•     Strengthen   rules   for   the   assessment   of   certain   high - risk   devices,   such   as   implants,   which   may   have   to
undergo an additional check by experts before they are placed on the market; and
•
Identify importers and distributors and medical device products through registration in a database
(EudaMed not due until 2022 and after).

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

Other EU regulations that may apply under appropriate circumstances include EU Regulation No. 1907/2006 of 18
December 2006
concerning the Registration, Evaluation, Authorisation and

Restriction of Chemicals
, which
requires importers to register substances or mixtures that they import in the EU beyond certain quantities, and the
EU Regulation No. 1272/2008 of 16 December 2008 on classification, labelling and packaging of substances and
mixtures (“CLP Regulation”), which sets various obligations with respect to the labelling and packaging of
concerned substances and mixtures.

Furthermore, compliance with legal requirements has required and may in the future require us to delay product
release, sale or distribution, or institute voluntary recalls of products we sell,

each of which could result in
regulatory and enforcement actions, financial losses and potential reputational harm.

Our customers are also
subject to significant federal, state, local and foreign governmental regulation, which may affect our interactions
with customers, including the design and functionality of our products.

Certain of our businesses are subject to various additional federal, state,

local and foreign laws and regulations,
including with respect to the sale, transportation, storage, handling and disposal of hazardous or potentially
hazardous substances, and safe working conditions.

In addition, certain of our businesses must operate in
compliance with a variety of burdensome and complex billing and record-keeping requirements in order to
substantiate claims for payment under federal, state and commercial healthcare reimbursement programs.

Certain of our businesses also maintain contracts with governmental agencies and are subject to certain regulatory
requirements specific to government contractors.

Antitrust and Consumer Protection

The federal government of the United States, most U.S. states and many foreign countries have antitrust laws that
prohibit certain types of conduct deemed to be anti-competitive, as well as consumer protection laws that seek to
protect consumers from improper business practices.

At the U.S. federal level, the Federal Trade Commission
oversees enforcement of these types of laws, and states have similar government agencies. Violations of antitrust or
consumer protection laws may result in various sanctions, including criminal and civil penalties.

Private plaintiffs
may also bring civil lawsuits against us in the United States for alleged antitrust law violations, including claims for
treble damages.

EU law also regulates competition and provides for detailed rules protecting consumers.

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

Certain additional state and federal laws, such
as the federal Physician Self-Referral Law, commonly known as the “Stark Law,” prohibit physicians and other health professionals from referring a patient to an entity with which the physician

(or family member) has a
financial relationship, for the furnishing of certain designated health services

(for example, durable medical
equipment and medical supplies), unless an exception applies.

The fraud and abuse laws and regulations have been subject to heightened enforcement activity over the past few
years, and significant enforcement activity has been the result of “relators” who serve as whistleblowers by filing

complaints in the name of the United States (and if applicable, particular states)

under applicable false claims laws,
and who may receive up to 30% of total government recoveries.

Penalties under fraud and abuse laws may be
severe, and could result in significant civil and criminal penalties and costs,

including the loss of licenses and the
ability to participate in federal and state health care programs, and could have a material adverse effect on our
business.

Also, these measures may be interpreted or applied by a prosecutorial,

regulatory or judicial authority in
a manner that could require us to make changes in our operations or incur substantial defense and settlement
expenses.

Even unsuccessful challenges by regulatory authorities or private relators could result in reputational
harm and the incurring of substantial costs.

Most states have adopted similar state false claims laws, and these state
laws have their own penalties, which may be in addition to federal False Claims

Act penalties, as well as other
fraud and abuse laws.

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

While we believe that we are substantially compliant with applicable fraud and abuse laws and regulations, and
have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict
whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response to changes in applicable law or interpretation of laws, or failure to comply with applicable law, could have
a material adverse effect on our business.

Affordable Care Act

The United States Patient Protection and Affordable Care Act, as amended by the

Health Care and Education
Reconciliation Act, each enacted in March 2010, as amended (the “ACA”),

increased federal oversight of private
health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost
of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.

The ACA
also materially expanded the number of individuals in the United States with health insurance.

The ACA has faced ongoing legal challenges, including litigation seeking to invalidate and Congressional action
seeking to repeal some of or all of the law or the manner in which it has been implemented. In 2012, the United
States Supreme Court, in upholding the constitutionality of the

ACA and its individual mandate provision requiring
that people buy health insurance or else face a penalty, simultaneously limited ACA provisions requiring Medicaid expansion, making such expansion a state-by-state decision. In addition, one of the major political parties in the
United States remains committed to seeking the ACA’s legislative repeal, but legislative efforts to do so have previously failed to pass both chambers of Congress.

Under President Trump’s administration, a number of
administrative actions were taken to materially weaken the ACA, including,

without limitation, by permitting the
use of less robust plans with lower coverage and eliminating “premium support”

for insurers providing policies
under the ACA. The Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”), which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-
back provisions and deductions, also effectively repealed the ACA’s individual mandate by zeroing out the penalty
for non-compliance.

In the most recent ACA litigation, the federal Fifth Circuit Court of Appeals found the
individual mandate to be unconstitutional, and returned the case to the District Court for the Northern District of
Texas for consideration of whether the remainder of the ACA could survive the excision of the individual mandate.

The Fifth Circuit’s decision was appealed to the United States Supreme Court.

The Supreme Court heard
argument on the appeal on November 10, 2020, and a decision is anticipated soon.

Any outcome of this case that
changes the ACA, in addition to future legislation, regulation, guidance and/or Executive Orders that do the same,
could have a significant impact on the U.S. healthcare industry.

An ACA provision, generally referred to as the Physician Payment Sunshine

Act or Open Payments Program (the
“Sunshine Act”),

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

1, 2022, of payments or other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-
midwives, and this new requirement will be effective for data collected beginning in calendar year 2021.

The
Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may be required to report
under certain state transparency laws that address circumstances not covered by the Sunshine Act, and some of
these state laws, as well as the federal law, can be ambiguous.

We are also subject to foreign regulations requiring
transparency of certain interactions between suppliers and their customers.

In the United States, government actions to seek to increase health-related price transparency may also affect our
business.

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of
2015 (“MACRA”), enacted on April 16, 2015, established a new payment framework,

which modified certain
Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners.

Under MACRA,
certain eligible clinicians are required to participate in Medicare through the Merit-Based

Incentive Payment
System (“MIPS”) or Advanced Alternative Payment Models (“APMs”), through which Medicare reimbursement to
eligible clinicians includes both positive and negative payment adjustments that take into account quality,
promoting interoperability, cost, and improvement

activities.

Data collected in the first MIPS performance year
(2017) determined payment adjustments that began January 1, 2019.

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

New payment and delivery system reform programs,
including those modeled after such federal program, are also increasingly being rolled out at the state level through
Medicaid administrators, as well as through the private sector, which may further alter the marketplace and impact
our business.

Recently, in addition to other government efforts to control health care costs, there has been increased scrutiny on drug pricing and concurrent efforts to control or reduce drug costs by Congress, the

President, executive branch
agencies and various states. At the state level, several states have adopted laws that require drug manufacturers to
provide advance notice of certain price increases and to report information relating to those price increases, while
others have taken legislative or administrative action to establish prescription drug affordability boards or multi-
payer purchasing pools to reduce the cost of prescription drugs.

At the federal level, several related bills have been
introduced and regulations proposed which, if enacted or finalized,

respectively, would impact drug pricing and
related costs.

As a result of political, economic and regulatory influences, the health care distribution industry in the United
States is under intense scrutiny and subject to fundamental changes.

We cannot predict what further reform
proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

EU Directive on the pricing and reimbursement of medicinal products

EU law provides for the regulation of the pricing of medicinal products which are implemented by EU member
states (Directive No. 89/105/EC of 21 December 1988 relating to the transparency of measures regulating the pricing of medicinal products for human use and their inclusion in the scope of national health insurance systems
).

Member states may, subject notably to transparency conditions and to the statement of reasons based upon objective and verifiable criteria, regulate the price charged (or its increases) for authorized medicines and their level
of reimbursement, or they may freeze prices, place controls on the profitability of persons responsible for placing
medicinal products on the market, and include or exclude the medicine on the list of products covered by national
health insurance systems.

EU law does not expressly include provisions like those of the Sunshine Act in the United States, but a growing
number of EU member states (such as France since 2011) have enacted laws to increase the transparency of
relationships in the healthcare sector. The scope of these laws varies from on member state to another and may, for example, include the relations between healthcare industry players and physicians or their associations, students
preparing for medical professions or their associations, teachers, health establishments or publishers of prescription
and dispensing assistance software.

Regulated Software; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software and digital health
products intended for use in health care settings.

The 21st Century Cures Act (the “Cures Act”), signed into law on
December 13, 2016, among other things, amended the medical device definition to exclude certain software from
FDA regulation, including clinical decision support software that meets certain criteria.

On September 27, 2019,
the FDA issued a suite of guidance documents on digital health products, which incorporated applicable Cures Act
standards, including

regarding the types of clinical decision support tools and other software that are exempt from
regulation by the FDA as medical devices, and continues to issue new guidance in this area.

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

In addition, our businesses that involve physician and dental practice management products, and our specialty home
medical supply business, include electronic information

technology systems that store and process personal health,
clinical, financial and other sensitive information of individuals.

These information technology systems may be
vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack, which could require us to
expend significant resources to eliminate these problems and address related security concerns and could involve
claims against us by private parties and/or governmental agencies.

For example, we are directly or indirectly
subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and
security of personal information, such as the federal Health Insurance Portability and Accountability Act of 1996,
as amended, and implementing regulations (“HIPAA”), the Controlling the Assault of Non-Solicited Pornography
and Marketing Act, the Telephone Protection and Electronic Protection Act of 1991, Section 5 of the Federal Trade
Commission Act, the California Privacy Act (“CCPA”), and the California Privacy Rights Act (“CPRA”) that becomes effective on January 1, 2023.

Laws and regulations relating to privacy and data protection are continually
evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be
interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other
rules or our practices.

Our businesses’ failure to comply with these laws and regulations could expose us to breach
of contract claims, substantial fines, penalties and other liabilities and expenses,

costs for remediation and harm to
our reputation.

Also, evolving laws and regulations in this area could restrict the ability of our customers to obtain,
use or disseminate patient information, or could require us to incur significant additional costs to re-design our
products to reflect these legal requirements, which could have a material adverse effect on our operations.

Also, the European Parliament and the Council of the European Union adopted the pan-European General Data
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

Noncompliance can result in penalties of
up to the greater of EUR 20 million, or 4% of global company revenues, and

Data Subjects may seek damages. EU
member states may individually impose additional requirements and penalties regarding certain matters, such as
employee personal data.

With respect to the personal data it protects, the GDPR requires, among other things, company accountability, consents from Data Subjects or other acceptable legal basis to process the personal data, breach notifications within 72 hours, data integrity and security, and fairness and transparency regarding the storage, use or other processing of the personal data.

The GDPR also provides rights to Data Subjects relating
notably to information, access, modification, erasure and transporting of the personal data.

In the United States, the CCPA, which increases the privacy protections afforded California residents, became effective January 1, 2020.

The CCPA generally requires companies, such as us, to institute additional protections regarding the collection, use and disclosure of certain personal information of California residents.

Compliance
with the new obligations imposed by the CCPA depends in part on how particular regulators interpret and apply them, and because the CCPA is relatively new,

and its implementing regulations were released in August of

2020,
there remains some uncertainty about how the CCPA will be interpreted by the courts and enforced by the regulators. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties and litigation,

any of which may negatively impact our
reputation, require us to expend significant resources, and harm our business.

Furthermore, California voters
approved the CPRA on November 3, 2020, which will amend and

expand the CCPA, including by providing
consumers with additional rights with respect to their personal information,

and creating a new state agency to
enforce the CCPA and the CPRA.

The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022.

Other states, as well as the federal government, have increasingly considered the adoption of similarly expansive
personal privacy laws, backed by significant civil penalties for non-compliance.

While we believe we have
substantially compliant programs and controls in place to comply with the GDPR, CCPA and CPRA requirements,
our compliance with these measures is likely to impose additional costs on us,

and we cannot predict whether the
interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of
the requirements,

could have a material adverse effect on our business.

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

The

initiatives include, among others, programs that incentivize physicians

and
dentists, through MIPS, to use EHR technology in accordance with certain evolving requirements, including
regarding quality, promoting interoperability, cost and improvement activities.

Qualification for the MIPS
incentive payments requires the use of EHRs that are certified as having certain capabilities designated in evolving
standards adopted by CMS and by the Office of the National Coordinator for Health

Information Technology

of
HHS (“ONC”).

Certain of our businesses involve the manufacture and sale

of such certified EHR systems and
other products linked to government supported incentive programs.

In order to maintain certification of our EHR
products, we must satisfy these changing governmental standards.

If any of our EHR systems do not meet these
standards, yet have been relied upon by health care providers to receive federal incentive payments, we may be
exposed to risk, such as under federal health care fraud and abuse laws,

including the False Claims Act.

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

Moreover, in order to satisfy our customers, our products may need to incorporate increasingly complex functionality, such as reporting functionality.

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

Failure to abide by these and other electronic health data

transmission standards could expose us to breach of contract claims,

substantial fines, penalties, and other liabilities
and expenses, costs for remediation and harm to our reputation.

Additionally, as electronic medical devices are increasingly connected to each other and to other technology, the ability of these connected systems to safely and effectively exchange and use exchanged information becomes
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

See “
Item 1A. Risk Factors
.
” for a discussion of additional burdens, risks and regulatory developments that may
affect our results of operations and financial condition.

Proprietary Rights

We hold trademarks relating to the “Henry Schein
®
” name and logo, as well as certain other trademarks.

We intend
to protect our trademarks to the fullest extent practicable.

Employees and Human Capital

At Henry Schein, our employees are our greatest asset.

We employ more than 19,000 full-time equivalent
employees, including approximately 2,250 telesales representatives, over

3,450 field sales consultants, including
equipment sales specialists, 2,000 installation and repair technicians, 3,550 warehouse employees, 800 computer
programmers and technicians, 675 management employees and 6,300 office, clerical and administrative employees.

Approximately 49% of our workforce is based in the United States and approximately 51% is based outside of the
United States.

Approximately 13% of our employees are subject to collective bargaining agreements.

We believe
that our relations with our employees are excellent.

We refer to our employees as Team

Schein Members, or “TSMs.”

Our TSMs are the cornerstone of the Company.

Our success is built on the engagement and commitment of our team, which is dedicated to meeting the needs of
our customers, supplier partners, fellow TSMs, stockholders and society.

We are committed to supporting the
personal and professional development of our TSMs, as well as providing competitive benefits and a safe, inclusive
workplace, and believe that these measures help us to retain our TSMs and attract new TSMs.

As part of this
commitment, we have, among other things:
•

Developed a strong collaborative workplace culture.

We believe our TSMs’ ability to effectively
communicate and cooperate across functional and departmental teams positively impacts our performance.

Each TSM’s performance is evaluated annually, based on a measure of Team Schein values, with a focus on open communication.

Our team’s performance as a whole is evaluated via a culture survey, conducted every two years, distributed to all TSMs, which, among other things,

addresses collaboration.

The results
from our culture surveys are reviewed by senior leaders, reported to the Board of Directors and used to
implement programs and processes designed to further enhance our culture.

We are currently in the
process of further developing our collaborative culture by, among other things, strengthening our existing commitment to diversity and inclusion, as further described below.
•

Committed to

enhance our

Diversity

and Inclusion

(“D&I”) initiatives.

We

believe

a

diverse workforce
fosters innovation and cultivates an environment filled with unique perspectives.

As a result, D&I helps us
meet the needs of customers around the world.

We collect feedback through hosting roundtables where our
senior

leaders

actively

listen

to

our

TSMs

on

topics

related

to

D&I,

and

the

insights

learned

are

used

to
guide

our

efforts

to

support

a

diverse

and

inclusive

environment.

To

guide

our

efforts

and

education
related to

D&I, we

have established

an Executive

Diversity and

Inclusion Council

with engagement

from
our Board of Directors and Executive Management Committee. This

Council drives the Company’s overall
D&I strategy.

In 2020, we launched

a D&I learning

program to educate our

TSMs on critical

D&I related
topics, and management is incentivized to advance our D&I efforts.

Additionally, we promote engagement
by

utilizing

our

Employee

Resource

Groups

as

an

inclusive

and

diverse

vehicle

for

all

TSMs

to

share,
connect, learn, and develop both personally and professionally.

We believe that these efforts will serve as a
critical

stepping stone

as

we

continue to

strengthen our

D&I

initiatives in

an

effort

to

meet

the

evolving
needs of our customers, supplier partners, TSMs, stockholders and society.
•

Committed to the professional development of our TSMs.

We have invested in education and skill building,
and provide formal and informal learning opportunities to our TSMs.

All TSMs globally are offered a
broad suite of talent and professional development training programs targeted to specific learning
opportunities based on their current and potential future role within the Company.

We also offer

over 50
organizational and development training courses designed to aid in the overall development

and
advancement of skills and competencies to enable organizational success.

•

Supported talent development and succession planning.

Talent planning efforts are an integral part of our
commitment to ensure a strong leadership pipeline across the organization. We continuously identify a group of potential management successors as part of our succession planning process.

Our senior leaders
work to develop our TSMs’ talent and focus the team to execute our long-term strategic plans.

Our Board
of Directors is provided with periodic updates regarding our talent development and succession planning
efforts, participates in professional development activities with our TSMs and receives formal
documentation on these topics annually.

•

Supported TSM health and safety.

We offer competitive health and wellness programs and other benefits to eligible TSMs.

In addition to employee health, we are committed to providing a safe and secure work
environment for all TSMs.

In response to the COVID-19 pandemic, in March 2020, we implemented certain policy and procedure changes in an effort to protect our TSMs and customers,

and to support
appropriate health and safety protocols.

While TSMs at our manufacturing and distribution facilities, as well as field sales consultants and equipment service technicians, have continued to work onsite or in the
field to provide vital services to our customers, most TSMs in administrative functions have effectively
worked remotely since mid-March.

To support the health and safety of our TSMs, we, among other things, implemented extensive cleaning and sanitation processes and face mask policies to protect TSMs at our
manufacturing and distribution facilities, instituted social distancing and face mask policies for our field
sales consultants and equipment service technicians and adopted broad work-from-home initiatives for
TSMs in administrative functions. In connection with this shift to remote working,

we made investments in
equipment, technology, and security upgrades to help protect our information and enhance our team’s ability to work remotely.

Additionally, to help the team manage stress during the pandemic, we, among other things, established a “COVID-19 Resource Center” to provide a central location for all
communications to support the health of TSMs and their families, and hold virtual Global Town Halls for
all TSMs.

Available Information

We make available free of charge through our Internet website, www.henryschein.com , our annual report on Form
10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership of
securities on Forms 3, 4 and 5 and amendments to these reports and statements filed or furnished pursuant to
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

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers:

Name Age Position
Stanley M. Bergman

71 Chairman, Chief Executive Officer, Director
Gerald A. Benjamin

68 Executive Vice President, Chief Administrative Officer, Director
James P.

Breslawski

67 Vice Chairman, President, Director
Michael S. Ettinger

59 Senior Vice President, Corporate & Legal Affairs and Chief of Staff, Secretary
Mark E. Mlotek

65 Executive Vice President, Chief Strategic Officer, Director
Steven Paladino

63 Executive Vice President, Chief Financial Officer, Director
Walter Siegel

61 Senior Vice President and General Counsel

Stanley M. Bergman

has been our Chairman and Chief Executive Officer since 1989 and a director since 1982.

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

Michael S. Ettinger

has been our Senior Vice President, Corporate & Legal Affairs, Chief of Staff and Secretary
since 2015.

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

Mark E. Mlotek

has been our Executive Vice President and Chief Strategic Officer since 2012.

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

Mr. Paladino is a
certified public accountant.

Walter Siegel

has been our Senior Vice President and General Counsel since 2013.

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
David Brous 52
President, Strategic Business Units Group and

Asia Pacific & Brazil Dental
Brad Connett 62 President, U.S. Medical Group
Jonathan Koch

46 Senior Vice President and Chief Executive Officer, Global Dental Group
Lorelei McGlynn

57 Senior Vice President, Chief Human Resources Officer
James Mullins 56 Senior Vice President, Global Services
Christopher Pendergast 58 Senior Vice President and Chief Technology Officer
Michael Racioppi

66 Senior Vice President, Chief Merchandising Officer
René Willi, Ph.D. 53 President, Global Dental Surgical Group

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

(managing our International
Animal Health business, International Medical business and Australia

/ New Zealand Dental business).

Brad Connett

has been our President of the U.S. Medical Group since 2018.

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

Lorelei McGlynn

has been our Senior Vice President, Global Human Resources Officer since 2013.

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

James Mullins

has been our Senior Vice President of Global Services since 2018.

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

ITEM 1A. Risk Factors

Our business operations could be affected by factors that are not presently known to us or that we currently
consider not to be material to our operations, so you should not consider the risks disclosed in this section to
necessarily represent a complete statement of all risks and uncertainties.

The Company believes that the following
risks could have a material adverse impact on our business, reputation, financial results, financial condition and/or
the trading price of our common stock.

The order in which these factors appear does not necessarily reflect their
relative importance or priority.

COMPANY RISKS

Our business, results of operations, cash flows, financial condition and liquidity may be negatively impacted by
the effects of disease outbreaks, epidemics, pandemics, or similar wide-spread public health concerns and other
natural disasters .
The COVID-19 pandemic and the responses of governments

to it had, and may again have, a
material adverse effect on our business, results of operations and cash flows and may result in a material
adverse effect on our financial condition and liquidity.

Our business, results of operations, cash flows, financial condition and liquidity may be negatively impacted by the
effects of disease outbreaks, epidemics, pandemics, similar wide-spread public health concerns,

and other natural
disasters. The COVID-19 pandemic has had, and continues to have,

an unprecedented impact on society, worldwide
economic activity, and the health care sector (particularly, the dental market). As a global healthcare solutions company, the COVID-19 pandemic and the governmental responses to it had, and may again have, a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on
our financial condition and liquidity. In March and April 2020, the dental market was severely impacted by
COVID-19, with many, if not a majority, of practices being closed or open on a limited basis only. Although dental practice openings and patient volume recovery in the United States and many other countries have rebounded faster
than originally anticipated, patient volumes have remained below pre-COVID-19 levels.

Material uncertainty
remains and the potential for additional significant resurgences of COVID-19 could cause a significant reduction in
dental practice openings and patient volume recovery, or further delay the return to normal operations. Even after
COVID-19 has subsided, we may again experience material adverse impacts to our business, results of operations
and cash flows as a result of, among other things, its global economic impact, including any recession that may
occur in the future, or a prolonged period of economic slowdown or the reluctance of patients to return for elective
dental or medical care. The impacts and potential impacts from the COVID-19 pandemic include, but are not
limited to:

• Significant reductions in demand or significant volatility in demand for certain of our products.

For example, in
March and April 2020, many dental offices in the United States performed only emergency procedures,

and
rescheduled wellness exams and elective procedures. Dental offices in other countries also experienced closures or
restricted operations, as did medical offices around the world. Such closures and restrictions impacted our
customers’ spending with us and had, and if reinstated may again have, a material adverse effect on our business,
results of operations and cash flows. Although dental practice openings and patient volume recovery have
rebounded faster than originally anticipated, capacity constraints in offices and demand-side factors may again lead
to reductions in demand or significant volatility in demand for our products. Additionally, significant reduction in demand for certain of our products or customers’ decisions to delay the purchase of large equipment may result in
us having increased inventory;

• Shortage of Certain Personal Protective Equipment (PPE ). Supply chain disruptions for PPE and an increased demand for these products has resulted, and may continue to result,

in backorders of certain PPE and a potential
scarcity in raw materials to make certain PPE. Prices for certain PPE have been volatile. Although we believe that
most practices currently are able to access adequate supply, with some exceptions in certain markets depending on a number of factors, including the progress of the virus and efforts to combat it, we still may be unable to supply
our customers with the quantity of certain PPE products they demand,

which may lead to our customers seeking
alternative sources of supply. Furthermore, healthcare professionals’ inability to obtain a sufficient quantity of certain PPE would

adversely impact our business, results of operations and cash flows,

and could materially
adversely affect our financial condition and liquidity. Conversely, we recorded significant charges throughout the year beginning in the second quarter for PPE inventory due to volatility of pricing for PPE, and, depending upon

the course of the pandemic, if PPE pricing or demand decreases, our margins and the value of certain our PPE
inventory could be further negatively impacted in future periods, which could result in a material adverse impact on
our business, results of operations and cash flows and our financial condition and liquidity;

• Reduction in Peoples’ Ability and Willingness to be in Public.

Restrictions recommended by several public health
organizations, and implemented by many local governments, to slow and limit the transmission of COVID-19
(including business closures and restrictions, stay-at-home and similar measures)

were implemented and then lifted
or partially lifted in some locations and reinstituted in others. Ongoing social distancing ordinances and similar
restrictions, and the actual and potential for additional resurgences of COVID-19 has in some locations and may in
other locations result in the re-imposition or tightening of governmental social distancing and other restrictions,
and/or cause people to be less willing to go to elective medical and dental appointments, which could again
materially adversely affect demand for our products. A lengthened period of materially suppressed demand could
again cause material adverse impacts on our business, results of operations and cash flows and could materially
adversely affect our financial condition and liquidity;

• Potential delays in customer payments, or defaults on our customer credit arrangements.

We generally sell
products to customers with payment terms. If customers’ cash flows or operating and financial performance
deteriorate due to the impact of COVID-19, or if they are unable to make scheduled payments or obtain credit, they
may not be able to pay, or may delay payment to us. Likewise, for similar reasons, suppliers may restrict credit or impose more stringent payment terms. The inability of current and/or potential customers to pay us for our products
and/or services or any demands by suppliers for more stringent payment terms may materially adversely affect our
business, results of operations, cash flows, financial condition and liquidity and may limit the amounts we can
borrow under our trade accounts receivable securitization;

•
Impact on third parties’ ability to meet their obligations to us; impact on our ability to meet obligations to third
parties.

Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors (including third-party shippers), banks, joint venture partners and external business partners, to meet
their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own
financial or operational difficulties, or by travel restrictions and border closures, may materially adversely affect
our business, results of operations, cash flows, financial condition and liquidity. Certain of our contracts with
supply partners contain minimum purchase requirements or include rebate provisions if we satisfy certain sales or
purchasing targets that, in certain cases we have not been able to satisfy and in other cases we may not be able to
fully satisfy, due to the impact of the COVID-19 pandemic. Rebate income recognized in fiscal 2020 is less than rebates earned over the prior fiscal year. Our failure to satisfy such contractual provisions or renegotiate more
favorable terms could materially adversely affect our business, results of operations and cash flows;

• Negative impact on our workforce and impact of adapted business practices.

The spread of COVID-19 caused us
to implement temporary cost reduction measures (including a payroll cost reduction plan centered around
furloughs, reduced pay and work hours, voluntary unpaid time off, suspension of Company contributions to certain
retirement plans and job reductions), all of which have now ended (except for a small number of TSMs who remain
on furlough), modify our business practices (including employee travel, employee work locations, and cancellation
of physical participation in meetings, events and conferences), and we may take further actions as may be required
by government authorities or that we determine are in the best interests of our employees. As the COVID-19
pandemic continues to unfold, we will continue to evaluate appropriate actions for our business. Many of our
employees shifted abruptly to working remotely and our non-essential workers who are able to work from home
continue to do so. An extended period of modified business practices and remote work arrangements could have a
negative impact on employee morale, strain our business continuity plans,

introduce operational risk (including but
not limited to cybersecurity risks), and impair our ability to efficiently operate our business;

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

Although in fiscal 2020 we entered into
amendments to our material credit facilities to, among other things,

extend the maturity dates and temporarily
provide additional flexibility under certain covenants, an extended negative impact of COVID-19 on our business,
results of operations, cash flows, financial condition and liquidity could impact our ability to meet our obligations
under credit facilities or outstanding long term debt, which contain maximum leverage ratios, and customary
representations, warranties and affirmative covenants;

•
Volatility

in the financial markets.

Volatility

in the financial markets may materially adversely affect the availability and cost of credit to us;

• Refocusing management resources to mitigate effects of COVID-19 . Our management is focused on mitigating the effects of COVID-19, which has required, and may continue to require for the duration of the pandemic, a large
investment of time and resources across the Company, and may delay certain strategic and other plans, which could materially adversely affect our business;

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

The impact of COVID-19 may also exacerbate other risks discussed below, any of which could have a material adverse effect on us.

We are dependent upon third parties for the manufacture and supply of substantially all of our products.

We obtain substantially all of the products we distribute from third parties, with whom we generally do not have long-term contracts. While there is typically more than one source of supply, some key suppliers, in the aggregate,
supply a significant portion of the products we sell.

In 2020, our top 10 health care distribution suppliers and

our
single largest supplier accounted for approximately 30%

and 4%, respectively, of our aggregate purchases.

Because of our dependence upon such suppliers, our operations are subject to the suppliers’ ability and willingness
to supply products in the quantities that we require, and the risks include delays caused by interruption in
production based on conditions outside of our control, including a supplier’s failure to comply with applicable
government requirements (which may result in product recalls and/or cessation of sales) or an interruption in the
suppliers’ manufacturing capabilities. In the event of any such interruption in supply, we would need to identify and
obtain acceptable replacement sources on a timely basis. There is no guarantee that we would be able to obtain such
alternative sources of supply on a timely basis, if at all, and an extended interruption in supply, particularly of a
high sales volume product, could result in a significant disruption in our sales and operations, as well as damage to
our relationships with customers and our reputation.

Our

future

growth

(especially

for

our

technology

and

value-added

services

segment)

is

dependent

upon

our
ability

to

develop

or

acquire

and

maintain

and

protect

new

products

and

technologies

that

achieve

market
acceptance with acceptable margins.

Our future success

depends on our ability

to timely develop (or

obtain the right

to sell) competitive

and innovative
(particularly

for

our

technology

and

value-added

services

segment),

products

and

services

and

to

market

them
quickly and

cost-effectively.

Our ability

to anticipate

customer needs

and emerging

trends and

develop or

acquire
new products,

services and

technologies at

competitive prices

requires significant

resources, including

employees
with the requisite skills, experience

and expertise, particularly in our

technology segment, including dental practice
management, patient engagement and demand creation software solutions.

The failure to successfully address these
challenges

could

materially

disrupt

our

sales

and

operations.

Additionally,

our

software

and

e-services

products,
like

software

products generally,

may

contain

undetected errors

or

bugs

when introduced

or

as

new

versions

are
released. Any such defective

software may result in

increased expenses related to the

software and could adversely
affect

our

relationships

with

customers

as

well

as

our

reputation.

While

certain

software

and

e-services

that

we

develop are protected

under patent law,

we rely primarily

upon copyright, trademark

and trade secret

laws, as well
as contractual and

common law protections and

confidentiality obligations. We

cannot provide assurance that

such
legal protections will be

available, adequate or enforceable in

a timely manner to protect

our software or e-services
products.

Our expansion through acquisitions and joint ventures involves risks and may not result in the benefits and
revenue growth we expect.

One of our business strategies has been to expand our domestic and international markets in part through
acquisitions and joint ventures, and we expect to continue to make acquisitions and enter into joint ventures in the
future. Such transactions require significant management attention,

may place significant demands on our
operations, information systems and financial resources, and there is risk that one or more may not succeed. We
cannot be sure, for example, that we will achieve the benefits of revenue growth that we expect from these
acquisitions or joint ventures or that we will avoid unforeseen additional costs or expenses.

Our ability to
successfully implement our acquisition and joint venture strategy depends upon, among other things, the following:

•

the availability of suitable acquisition or joint venture candidates at acceptable prices;
•

our ability to consummate such transactions, which could potentially be prohibited due to U.S. or
foreign antitrust regulations;
•

the liquidity of our investments and the availability of financing on acceptable terms;
•

our ability to retain customers or product lines of the acquired businesses or joint ventures;
•

our ability to retain, recruit and incentivize the management of the companies we acquire; and
•

our ability to successfully integrate these companies’ operations, services,

products and personnel with
our culture, management policies, internal procedures, working capital management, financial and
operational controls and strategies.

Furthermore, some of our acquisitions and future acquisitions may give rise to an obligation to make contingent
payments or to satisfy certain repurchase obligations, which payments could have material adverse impacts on our
financial results individually or in the aggregate.

Certain provisions in our governing documents and other documents to which we are a party may discourage
third parties from seeking to acquire us that might otherwise result in our stockholders receiving a premium
over the market price of their shares.

The provisions of our certificate of incorporation and by-laws may make it more difficult for a third-party to
acquire us, may discourage acquisition bids and may impact the price that certain investors might be willing to pay
in the future for shares of our common stock.

These provisions, among other things require:

•

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

In addition, certain of our employee incentive plans provide for accelerated vesting of stock options and other
awards upon termination without cause within two years following a change in control, or grant the plan committee
discretion to accelerate awards upon a change of control.

Further, certain agreements between us and our executive
officers provide for increased severance payments and certain benefits if those executive officers are terminated
without cause by us or if they terminate for good reason, in each case within two years following a change in
control or within ninety days prior to the effective date of the change in control or after the first public
announcement of the pendency of the change in control.

INDUSTRY RISKS

The health care products distribution industry is highly competitive

(including, without limitation, competition
from third-party online commerce sites) and consolidating, and we may not be able to compete successfully.

We compete with numerous companies, including several major manufacturers and distributors. Some of our competitors have greater financial and other resources than we do, which could allow them to compete more
successfully. Most of our products are available from several sources and our customers tend to have relationships with several distributors. Competitors could obtain exclusive rights to market particular products, which we would
then be unable to market. Manufacturers also could increase their efforts to sell directly to end-users and thereby
eliminate or reduce our role in distribution. Industry consolidation among health care product distributors and
manufacturers, price competition, product unavailability, whether due to our inability to gain access to products or to interruptions in manufacturing supply, or the emergence of new competitors, also could increase competition.
Consolidation has also increased among manufacturers of health care products, which could have a material
adverse effect on our margins and product availability. We

could be subject to charges and financial losses in the
event we fail to satisfy minimum purchase commitments contained in some of our contracts. Additionally,
traditional health care supply and distribution relationships are being challenged by electronic online commerce
solutions. The continued advancement of online commerce by third parties will require us to cost-effectively adapt
to changing technologies, to enhance existing services and to differentiate our business

(including with additional
value-added services) to address changing demands of consumers and our customers on a timely basis. The
emergence of such potential competition and our inability to anticipate and effectively respond to changes on a
timely basis could have a material adverse effect on our business.

The repeal or judicial prohibition on implementation of the Affordable Care Act could materially adversely
affect our business.

The U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and

Education Reconciliation
Act, each enacted in March 2010, as amended (the “ACA”), greatly expanded health insurance coverage in the
United States and has been the target of litigation and Congressional reform efforts since its adoption.

The U.S.
Supreme Court, in upholding the constitutionality of the ACA and its individual mandate provision in 2012,
simultaneously limited ACA provisions requiring Medicaid expansion,

making such expansion a state-by-state
decision.

In 2017, the U.S. Congress effectively repealed the ACA’s

individual mandate provision by eliminating
the financial penalty for non-compliance.

In the most recent ACA litigation, a federal appeals court found the
individual mandate to be unconstitutional, and returned the case to a lower federal court for consideration of
whether the remainder of the ACA could survive the excision of the individual mandate.

This decision was
appealed to the U.S. Supreme Court, and a decision is expected soon.

Any outcome of this case that changes the
ACA, in addition to future legislation, regulation, guidance and/or Executive

Orders that do the same, could have a
significant impact on the U.S. healthcare industry and our operations.

The health care industry is experiencing changes due to political, economic and regulatory influences that could
materially adversely affect our business.

The health care industry is highly regulated and subject to changing political, economic and regulatory influences.

In recent years, the health care industry has undergone, and is in the process of undergoing, significant changes
driven by various efforts to reduce costs, including, among other factors: trends toward managed care; collective
purchasing arrangements and consolidation among office-based health care practitioners; and

changes in
reimbursements to customers, including increased attention to value-based payment arrangements, as well as
growing enforcement activities (and related monetary recoveries) by governmental officials. Both our profitability
and the profitability of our customers may be materially adversely affected by laws and regulations reducing
reimbursement rates for pharmaceuticals, medical supplies and devices,

and/or medical treatments or services, or
changes to the methodology by which reimbursement levels are determined.

If we are unable to react effectively to
these and other changes in the health care industry, our business could be materially adversely affected.

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

Additionally,
the formation of provider networks and GPOs may shift purchasing decisions to entities or persons with whom we
do not have a historical relationship and may threaten our ability to compete effectively, which could in turn
negatively impact our financial results. Although we are seeking to obtain similar terms from manufacturers to
access lower prices demanded by GPO contracts or other contracts, and to develop relationships with existing and
emerging provider networks and GPOs, we cannot guarantee that such terms will be obtained or contracts executed.

Increases in shipping costs or service issues with our third-party shippers could harm our business.

Shipping is a significant expense in the operation of our business. We ship almost all of our orders through third-
party delivery services, and typically bear the cost of shipment. Accordingly, any significant increase in shipping rates could have a material adverse effect on our business, financial condition or operating results. Similarly, strikes
or other service interruptions by those shippers could cause our operating expenses to rise and materially adversely
affect our ability to deliver products on a timely basis.

MACRO ECONOMIC AND POLITICAL RISKS

Uncertain global macro-economic and political conditions could materially adversely affect our results of
operations and financial condition.

Uncertain global macro-economic and political conditions that affect the economy and the economic outlook of the
United States, Europe, Asia and other parts of the world could materially adversely affect our results of operations
and financial condition. These uncertainties, include, among other things:

•

election results;
•

changes to laws and policies governing foreign trade (including, without limitation, the United States-
Mexico-Canada Agreement (USMCA), the EU-UK Trade and Cooperation Agreement of December
2020, and other international trade agreements);
•

greater restrictions on imports and exports;
•

supply chain disruptions due to social issues;
•

changes in laws and policies governing health care or data privacy;
•

tariffs and sanctions;
•

changes to the relationship between the United States and China;
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

We generally sell products to
customers with payment terms. If customers’ cash flow or operating and financial performance deteriorate, or if
they are unable to make scheduled payments or obtain credit, they may not be able to, or may delay, payment to us.
Likewise, for similar reasons suppliers may restrict credit or impose different payment terms.

REGULATORY

AND LITIGATION RISKS

Failure to comply with existing and future regulatory requirements could materially adversely affect our
business.

The laws and regulations that govern our business and operations are subject to varying and evolving
interpretations, future changes, additions, and enforcement approaches

(including in light of political changes, such
as with respect to the new administration of President Biden) that affect our ability to comply.

For example,
President Biden’s administration has authorized and encouraged a freeze on certain federal regulations that have
been published but are not yet effective, as well as a review of all federal regulations issued during President
Trump’s administration.

Changes with respect to the applicable laws and regulations may require us to update or
revise our operations, services, marketing practices, and compliance programs and controls, and may impose
additional and unforeseen costs on us, pose new or previously immaterial risks to us, or may otherwise have a
material adverse effect on our business.

There can be no assurance that current and future government regulations
will not adversely affect our business, and we cannot predict new regulatory priorities,

the form, content or timing
of regulatory actions, and their impact on the health care industry and on our business and operations.

Global efforts toward healthcare cost containment continue to exert pressure on product pricing.

In the United
States, in addition to other government efforts to control health care costs, there has been increased scrutiny on drug
pricing and concurrent efforts to control or reduce drug costs by Congress, the President,

executive branch agencies
and various states. At the state level, several states have adopted laws that require drug manufacturers to provide
advance notice of certain price increases and to report information relating to those price increases, while others
have taken legislative or administrative action to establish prescription drug affordability boards or multi-payer
purchasing pools to reduce the cost of prescription drugs.

At the federal level, several related bills have been
introduced and regulations proposed which, if enacted or finalized,

respectively, would impact drug pricing and
related costs.

Under the Physician Payment Sunshine Act, we are required to collect and report detailed information regarding
certain financial relationships we have with covered recipients, such as physicians, dentists and teaching hospitals.

We or our subsidiaries may be required to report information under certain state transparency laws that address circumstances not covered by the Physician Payment Sunshine Act, and some of these state laws, as well as the
federal law, can be ambiguous.

We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.

While we believe we have substantially compliant programs
and controls in place satisfying the above laws and requirements,

such compliance imposes additional costs on us
and the requirements are sometimes ambiguous.

In the United States, government actions to seek to increase health-related price transparency may also affect our business.

Our business is subject to additional requirements under various local, state,

federal and international laws and
regulations applicable to the sale and distribution of, and third-party payment for, pharmaceuticals and medical
devices, human cells, tissue and cellular and tissue-based products (“HCT/P products”).

Among the federal laws
with which we must comply are the Controlled Substances Act,

the U.S. Food, Drug, and Cosmetic Act, as
amended (“FDC Act”), the Federal Drug Quality and Security Act, including

Drug Supply Chain Security Act
(“DSCSA”), and Section 361 of the Public Health Services Act. Among

other things, such laws, and the regulations
promulgated thereunder:

•

regulate the storage and distribution, labeling, packaging, handling, reporting,

record keeping,
introduction, manufacturing and marketing of drugs, HCT/P products and medical devices, including
requirements with respect to unique medical device identifiers;
•

subject us to inspection by the U.S. Food and Drug Administration (“FDA”)

and the U.S. Drug
Enforcement Administration (“DEA”), and similar state authorities;
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
recall procedures and activities;

•

impose on us reporting requirements if a pharmaceutical, HCT/P product or medical device causes
serious illness, injury or death;
•

require manufacturers, wholesalers, repackagers and dispensers of prescription drugs to identify and
trace certain prescription drugs as they are distributed;

•

require the licensing of prescription drug wholesalers and third-party logistics providers; and

•

mandate compliance with standards for the recordkeeping, storage and handling of prescription drugs,
and associated reporting requirements.

The FDA has become increasingly active in addressing the regulation of computer software and digital health
products intended for use in health care settings.

The 21st Century Cures Act (the “Cures Act”), signed into law on
December 13, 2016, among other things, amended the medical device definition to exclude certain software from
FDA regulation, including certain clinical decision support software.

Certain of our businesses involve the
development and sale of software and related products to support physician and dental practice management, and it
is possible that the FDA or foreign government authorities could determine that one or more of our products is
subject to regulation as a medical device, which could subject us or one or more of our businesses to substantial
additional requirements, costs, and potential enforcement actions or liabilities for noncompliance with respect to
these products.

Applicable federal, state, local and foreign laws and regulations also may require us to meet various standards
relating to, among other things, licensure or registration, program eligibility, procurement, third-party reimbursement, sales and marketing practices, product integrity and supply tracking to product manufacturers,
product labeling, personnel, privacy and security of health or other personal information, installation, maintenance
and repair of equipment and the importation and exportation of products.

The FDA and DEA, as well as CMS
(including with respect to complex Medicare reimbursement requirements applicable to our specialty home medical
supplies business), have recently increased their regulatory and enforcement activities and, in particular, the DEA
has heightened enforcement activities due to the opioid crisis in the United States.

Our business is also subject to
requirements of similar and other foreign governmental laws and regulations affecting our operations abroad.

The failure to comply with any of these laws and regulations, or new interpretations of existing laws and
regulations, or the imposition of any additional laws and regulations,

could materially adversely affect our business.

The costs to us associated with complying with the various applicable statutes and regulations, as they now exist
and as they may be modified, could be material.

Allegations by a governmental body that we have not complied with these laws could have a material adverse effect on our businesses.

While we believe that we are substantially

compliant with applicable laws and regulations, and believe we have adequate compliance programs and controls in
place to ensure substantial compliance, if it is determined that we have not complied with these laws, we are
potentially subject to penalties, including warning letters, substantial civil and criminal penalties, mandatory recall
of product, seizure of product and injunction, consent decrees and suspension or limitation of product sale and
distribution.

If we enter into settlement agreements to resolve allegations of non-compliance,

we could be required
to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses.

Non-compliance with government requirements could also adversely affect our ability to participate in important
federal and state government health care programs, such as Medicare and Medicaid, and damage our reputation.

The EU Medical Device Regulation may adversely affect our business.

The EU Medical Device Regulation No. 2017/745 (“EU MDR”) was meant to become applicable three years after
publication (in May 2020). However, on April 23, 2020, to allow EEA national authorities, notified bodies, manufacturers and other actors to focus fully on urgent priorities related to the COVID-19 pandemic, the European
Council and Parliament adopted Regulation 2020/561, postponing the date of application of the EU MDR by one
year (to May 2021).

The EU MDR significantly modifies and intensifies the regulatory compliance requirements
for the medical device industry as a whole.

Once applicable, the EU MDR will among other things:

•

Strengthen the rules on placing devices on the market and reinforce surveillance once they are
available;
•

Establish explicit provisions on manufacturers’

responsibilities for the follow-up of the quality,
performance and safety of devices placed on the market;
•

Improve the traceability of medical devices throughout the supply chain to the end-user or patient
through a unique identification number;
•

Set up a central database to provide patients, healthcare professionals and the public with
comprehensive information on products available in the EU;

•

Strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to
undergo an additional check by experts before they are placed on the market; and
•

Identify importers and distributors and medical device products through registration in a database
(EudaMed not due until 2022 and after).

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

The modifications created by the EU MDR may have an impact on the way we design and manufacture products
and the way we conduct our business in the European Economic Area.

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

Certain additional state and federal laws, such
as the federal Physician Self-Referral Law, commonly known as the “Stark Law,” prohibit physicians and other health professionals from referring a patient to an entity with which the physician

(or family member) has a

financial relationship, for the furnishing of certain designated health services

(for example, durable medical
equipment and medical supplies), unless an exception applies.

The fraud and abuse laws and regulations have been subject to heightened enforcement activity over the past few
years, and significant enforcement activity has been the result of “relators” who serve as whistleblowers by filing
complaints in the name of the United States (and if applicable, particular states)

under applicable false claims laws,
and who may receive up to 30% of total government recoveries.

Penalties under fraud and abuse laws may be
severe, and could result in significant civil and criminal penalties and costs,

including the loss of licenses and the
ability to participate in federal and state health care programs, and could have a material adverse effect on our
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

Act penalties, as well as other fraud
and abuse laws.

With respect to measures of this type, the United States government (among others) has expressed concerns about
financial relationships between suppliers on the one hand and physicians,

dentists and other health care providers,
on the other.

As a result, we regularly review and revise our marketing practices as necessary to facilitate
compliance.

In the EU, the Directive No. 2019/1937 of 23 October 2019 on the protection of persons who report breaches of
Union law

which organizes the legal protection of whistleblowers must be implemented by EU member states by
December 17, 2021. This Directive covers whistleblowers reporting breaches of certain EU laws, in particular as
regards public health, the above-mentioned Directive No. 2001/83, Regulation

No. 726/2004 or, as regards data
protection, the GDPR. The Directive protects a wide range of people and includes former employees.

All private
companies with 50 or more employees are required to create effective internal reporting channels.

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

Our businesses are generally subject to
numerous other laws and regulations that could impact our financial results, including, without limitation,
securities, antitrust, consumer protection, and marketing laws and regulations.

In the EU, both active and passive bribery are criminalized. The EU Council

Framework Decision 2003/568/JHA
of 22 July 2003

on combating corruption in the private sector
establishes more detailed rules on the liability of
legal persons and deterrent sanctions. However, the liability of legal persons is regulated at a national level.

Failure to comply with fraud and abuse laws and regulations, and other laws and regulations, could result in
significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in
federal and state health care programs, and could have a material adverse effect on our business.

We may
determine to enter into settlements, make payments, agree to consent decrees or enter into other arrangements to
resolve such matters.

Intentional or unintentional failure to comply with consent decrees could materially adversely
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

Our businesses that involve physician and dental practice management products, and our specialty home medical
supply business, include electronic information technology systems that store and process personal health, clinical,
financial and other sensitive information of individuals.

These information technology systems may be vulnerable
to breakdown, wrongful intrusions, data breaches and malicious attack, which could require us to expend
significant resources to eliminate these problems and address related security concerns, and could involve claims
against us by private parties and/or governmental agencies.

We are directly or indirectly subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and security of personal information, such as the

HIPAA, the Controlling the Assault of
Non-Solicited Pornography and Marketing Act, the Telephone Protection and Electronic Protection Act of 1991,
Section 5 of the Federal Trade Commission Act, the CCPA, and the CPRA that becomes effective on January 1,
2023.

Laws and regulations relating to privacy and data protection are continually evolving and subject to
potentially differing interpretations. These requirements may not be harmonized,

may be interpreted and applied in
a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices.

Our
businesses’ failure to comply with these laws and regulations could expose us to breach of contract claims,
substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation.

Also, evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or
disseminate patient information, or could require us to incur significant additional costs to re-design our products to
reflect these legal requirements, which could have a material adverse effect on our operations.

In addition, the European Parliament and the Council of the European Union

have adopted the GDPR, which
increases privacy rights for individuals in Europe, or “Data Subjects”,

including individuals who are our customers,
suppliers and employees.

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

Data Subjects also have the right to seek compensation for damages.

EU member states may individually impose
additional requirements and penalties regarding certain matters,

such as employee personal data.

In the United States, the CCPA, which increases the privacy protections afforded California residents, became effective January 1, 2020.

The CCPA generally requires companies, such as us, to institute additional protections regarding the collection, use and disclosure of certain personal information of California residents.

Compliance
with the new obligations imposed by the CCPA depends in part on how particular regulators interpret and apply them, and because the CCPA is relatively new,

and its implementing regulations were released in August of

2020,
there remains some uncertainty about how the CCPA will be interpreted by the courts and enforced by the regulators. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties and litigation,

any of which may negatively impact our
reputation, require us to expend significant resources, and harm our business.

Furthermore, California voters
approved the CPRA on November 3, 2020, which will amend and

expand the CCPA, including by providing
consumers with additional rights with respect to their personal information,

and creating a new state agency to
enforce CCPA and CPRA.

The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022.

Other states, as well as the federal government, have increasingly considered the adoption of similarly expansive
personal privacy laws, backed by significant civil penalties for non-compliance.

While we believe we have
substantially compliant programs and controls in place to comply with the GDPR, CCPA and CPRA requirements,
our compliance with these measures is likely to impose additional costs on us, and we cannot predict whether the
interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of
the requirements, could have a material adverse effect on our business.

We also sell products and services that health care providers, such as physicians and dentists, use to store and manage patient medical or dental records.

These customers and we are subject to laws, regulations and

industry

standards, such as HIPAA and the Payment Card Industry Data Security Standards, which require the protection of the privacy and security of those records. Our products or services may be used as part of these customers’
comprehensive data security programs, including in connection with their efforts to comply with applicable data
privacy and security laws and contractual requirements.

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

Under the EU GDPR, health data belong to the category of “sensitive data”

and benefit from specific protections.
Processing of such data is generally prohibited, except for specific exceptions.

Certain of our businesses involve the manufacture and sale of electronic health record (“EHR”) systems and other
products linked to government supported incentive programs, where the EHR systems must be certified as having
certain capabilities designated in evolving standards, such as those adopted by CMS and by the Office of the
National Coordinator for Health Information

Technology of HHS (“ONC”).

In order to maintain certification of
our EHR products, we must satisfy the changing governmental standards.

If any of our EHR systems do not meet
these standards, yet have been relied upon by health care providers to receive federal incentive payments, we may
be exposed to risk, such as under federal health care fraud and abuse laws,

including the False Claims Act.

While
we believe we are substantially in compliance with such certifications and with applicable fraud and abuse laws and
regulations and that we have adequate compliance programs and controls in place to ensure substantial compliance,
we cannot predict whether changes in applicable law, or interpretation of laws, or resulting changes in our, could have a material adverse effect on our business.

Moreover, in order to satisfy our customers, our products may need to incorporate increasingly complex reporting
functionality.

Although we believe we are positioned to accomplish this, the effort may involve increased costs,
and our failure to implement product modifications, or otherwise satisfy applicable standards, could have a material
adverse effect on our business.

Additionally, as electronic medical devices are increasingly connected to each other and to other technology, the ability of these connected systems to safely and effectively exchange and use exchanged information becomes
increasingly important.

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

Our business involves a risk of product liability, intellectual property infringement and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of
products. Additionally, we own interests in companies that manufacture certain dental products. As a result, we could be subject to the potential risk of product liability, intellectual property infringement or other claims relating to the manufacture and distribution of products by those entities. In addition,

as our private-label business continues
to grow, purchasers of such products may increasingly seek recourse directly from us, rather than the ultimate product manufacturer, for product-related claims. Another potential risk we face in the distribution of our products is liability resulting from counterfeit or tainted products infiltrating the supply chain.

In addition, some of the
products that we transport and sell are considered hazardous materials. The improper handling of such materials or

accidents involving the transportation of such materials could subject us to liability or at least legal action that
could harm our reputation.

GENERAL RISKS

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

Information security risks have generally increased in recent years, and a cyberattack that bypasses our IS security
systems (including third-party systems we rely on) causing an IS security breach may lead to a material disruption
of our IS business systems (including third-party systems we rely on) and/or the loss of business information, as
well as claims against us by affected parties and/or governmental agencies, and involve fines and penalties, costs
for remediation, and substantial defense and settlement expenses. In addition,

we develop products and provide
services to our customers that are technology-based, and a cyberattack that bypasses the IS security systems of our
products or services causing a security breach and/or perceived security vulnerabilities in our products or services
could also cause significant loss of business and reputational harm, and actual or perceived vulnerabilities may lead
to claims against us by our customers and/or governmental agencies.

In particular, certain of our practice
management products and services purchased by health care providers, such as physicians and dentists, are used to
store and manage patient medical or dental records.

These customers are subject to laws and regulations which
require that they protect the privacy and security of those records, and our products may be used as part of these
customers’ comprehensive data security programs, including in connection with their efforts to comply with
applicable privacy and security laws. Perceived or actual security vulnerabilities in our products or services, or the
perceived or actual failure by us or our customers who use our products to comply with applicable legal
requirements, may not only cause reputational harm and loss of business,

but may also lead to claims against us by
our customers and/or governmental agencies and involve damages, fines and penalties, costs for remediation, and
substantial defense and settlement expenses. In addition, a cyberattack on a third-party that we use to manage a
portion of our information systems could result in the same effects.

Additionally, legislative or regulatory action
related to cybersecurity may increase our costs to develop or implement new technology products and services.

Furthermore, procedures and safeguards must continually evolve to meet new

IS challenges, and enhancing
protections, and conducting investigations and remediation, may impose additional costs on us.

Finally, our business may be interrupted by shortfalls of IS systems providers engaged by our customers, such as
Internet-based services upon which our customers depend to access certain of our products.

Our global operations are subject to inherent risks that could materially adversely affect our business.

Our global operations are subject to risks that may materially adversely affect our business. The risks that our
global operations are subject to include, among other things:

•

difficulties and costs relating to staffing and managing foreign operations;
•

difficulties and delays inherent in sourcing products, establishing channels of distribution and contract
manufacturing in foreign markets;

•

fluctuations in the value of foreign currencies (including, without limitation,

in connection with
Brexit);
•

uncertainties relating to the EU-UK Trade and Cooperation Agreement of December 2020, including for example potential implementation problems such as border delays, as well as potential changes to
the U.K. regulatory scheme to replace EU requirements;

•

longer payment cycles of foreign customers and difficulty of collecting receivables in foreign
jurisdictions;
•

repatriation of cash from our foreign operations to the United States;
•

regulatory requirements, including without limitation, anti-bribery, anti-corruption and laws pertaining to the accuracy of our internal books and records;
•

unexpected difficulties in importing or exporting our products and import/export tariffs, quotas,
sanctions or penalties;
•

limitations on our ability under local laws to protect our intellectual property;
•

unexpected regulatory, legal, economic and political changes in foreign markets;
•

changes in tax regulations that influence purchases of capital equipment;
•

civil disturbances, geopolitical turmoil, including terrorism, war or political or military coups; and
•

public health emergencies, including COVID-19.

Our future success is substantially dependent upon our senior management, and our revenues and profitability
depend on our relationships with capable sales personnel as well as customers, suppliers and manufacturers of
the products that we distribute.

Our future success is substantially dependent upon the efforts and abilities of members of our existing senior
management, particularly Stanley M. Bergman, Chairman and Chief Executive Officer. The loss of the services of
Mr. Bergman could have a material adverse effect on our business. We have an employment agreement with Mr.
Bergman. We do not currently have “key man” life insurance policies on any of our employees. Competition for senior management is intense and we may not be successful in attracting and retaining key personnel. Additionally,
our future revenues and profitability depend on our ability to maintain satisfactory relationships with qualified sales
personnel as well as customers, suppliers and manufacturers. If we fail to maintain our existing relationships with
such persons or fail to acquire relationships with such key persons in the future, our business may be materially
adversely affected.

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

Item 1B.

Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2020 fiscal year.

ITEM 2.

Properties

We own or lease the following properties with more than 100,000 square feet:

Own or Approximate Lease Expiration
Property Location Lease Square Footage Date
Corporate Headquarters

Melville, NY Lease 185,000 July 2036
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

Greer, SC Lease 102,000 December 2028
Distribution Center

Denver, PA Lease 624,000 December 2032
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

ITEM 3.

Legal Proceedings

For a discussion of Legal Proceedings, see
Note 20 – Commitments and Contingencies

of the Notes to the
Consolidated Financial Statements included under Item 8.

ITEM 4.

Mine Safety Disclosures

Not applicable.

PART

II

ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities

Our common stock is traded on the Nasdaq Global Select Market tier of the Nasdaq Stock Market, or Nasdaq,
under the symbol HSIC.

On February 8, 2021, there were approximately 235 holders of record of our common stock and the last reported
sales price was $70.78.

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

As of December 26, 2020,

we had repurchased approximately $3.6 billion of common stock (75,563,289 shares)
under these initiatives, with $201.2 million available for future common stock share repurchases.

As a result of the COVID-19 pandemic, as previously announced, we have temporarily suspended our share
repurchase program in an effort to preserve cash and exercise caution in this uncertain period and due to certain
restrictions related to financial covenants in our credit facilities.

During the fiscal quarter ended December 26, 2020, we did not make any repurchases of our common stock.

The
maximum number of shares that could be purchased under this program is determined at the end of each month
based on the closing price of our common stock at that time.

The maximum number of shares that could be
repurchased as of October 31, 2020, November 28, 2020, and December

26, 2020 were 3,164,694, 3,159,724 and
3,056,528, respectively.

Dividend Policy

We have not declared any cash or stock dividends on our common stock during fiscal years 2020 or 2019.

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

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of
all dividends, on December 26, 2015, the last trading day before the beginning of our 2016 fiscal year, through the
end of our 2020 fiscal year with the cumulative total return on $100 invested for the same period in the Dow Jones
U.S. Health Care Index and the Nasdaq Stock Market Composite Index.

$300
$250
$200
$150
$100
$50
December 2015
December 2016
December 2017
December 2018
December 2019
December 2020
Henry Schein, Inc.
Dow Jones US Health Care Index
NASDAQ Composite Index

COMPARISON OF 5-YEAR CUMULATIVE TOTAL

RETURN

ASSUMES $100 INVESTED ON DECEMBER 26, 2015
ASSUMES DIVIDENDS REINVESTED
December 26, December 31, December 30, December 29, December 28, December 26,
2015 2016 2017 2018 2019 2020
Henry Schein, Inc.

$ 100.00 $ 96.58 $ 88.97 $ 99.20 $ 109.44 $ 108.21
Dow Jones U.S. Health

Care Index

100.00 97.04 119.21 124.84 154.14 175.81
NASDAQ Stock Market

Composite Index

100.00 108.00 140.01 134.97 186.63 267.70

ITEM 6.

Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the
five fiscal years in the period ended December 26, 2020, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes
thereto.

The selected financial data presented below should also be read in conjunction with
ITEM 7
,
“
Management's Discussion and Analysis of Financial Condition

and Results of Operations
” and
ITEM 8
,
“
Financial Statements and Supplementary Data
.”

Years ended
December 26, December 28, December 29, December 30, December 31,
2020 2019 2018 2017 2016
(in thousands, except per share data)
Income Statement Data:
Net sales

$ 10,119,141 $ 9,985,803 $ 9,417,603 $ 8,883,438 $ 8,218,885
Gross profit

2,814,343 3,090,886 2,910,747 2,746,662 2,605,907
Selling, general and administrative expenses 2,246,947 2,357,920 2,217,273 2,071,576 1,975,445
Litigation settlements - - 38,488 5,325 -
Restructuring costs (1)

32,093 14,705 54,367 - 38,621
Operating income

535,303 718,261 600,619 669,761 591,841
Other expense, net (35,408) (37,954) (63,783) (39,967) (18,705)
Income from continuing operations before taxes, equity

in earnings of affiliates and noncontrolling interests
499,895 680,307 536,836 629,794 573,136
Income taxes (2)

(95,374) (159,515) (107,432) (308,975) (169,311)
Equity in earnings of affiliates

12,344 17,900 21,037 15,293 17,110
Net gain (loss) on sale of equity investments (3) 1,572 186,769 - (17,636) -
Net income from continuing operations

418,437 725,461 450,441 318,476 420,935
Income (loss) from discontinued operations 986 (6,323) 111,685 140,817 135,460
Net income

419,423 719,138 562,126 459,293 556,395
Less: Net income attributable to noncontrolling interests (15,629) (24,770) (19,724) (25,304) (19,651)
Less: Net (income) loss attributable to noncontrolling

interests from discontinued operations
- 366 (6,521) (27,690) (29,966)
Net income attributable to Henry Schein, Inc.

$ 403,794 $ 694,734 $ 535,881 $ 406,299 $ 506,778
Amounts attributable to Henry Schein, Inc.:

Continuing operations

402,808 700,691 430,717 293,172 401,284
Discontinued operations 986 (5,957) 105,164 113,127 105,494
Net income attributable to Henry Schein, Inc.

$ 403,794 $ 694,734 $ 535,881 $ 406,299 $ 506,778
Earnings (loss) per share attributable to

Henry Schein, Inc.:
From continuing operations:

Basic

$ 2.83 $ 4.74 $ 2.82 $ 1.87 $ 2.48

Diluted

2.81 4.69 2.80 1.85 2.45
From discontinued operations:

Basic
$ 0.01 $ (0.04) $ 0.69 $ 0.72 $ 0.65

Diluted
0.01 (0.04) 0.68 0.72 0.64
Earnings per share attributable to Henry Schein, Inc.:

Basic

$ 2.83 $ 4.70 $ 3.51 $ 2.59 $ 3.14

Diluted

2.82 4.65 3.49 2.57 3.10
Weighted-average common shares outstanding:

Basic

142,504 147,817 152,656 156,787 161,641

Diluted

143,404 149,257 153,707 158,208 163,723

Years ended
December 26, December 28, December 29, December 30, December 31,
2020 2019 2018 2017 2016
(in thousands)
Net Sales by Market Data:
Health care distribution (4):

Dental

$ 5,912,593 $ 6,415,865 $ 6,347,998 $ 6,047,811 $ 5,554,296

Medical

3,617,017 2,973,586 2,661,166 2,497,994 2,337,661

Total health care distribution

9,529,610 9,389,451 9,009,164 8,545,805 7,891,957
Technology and value-added services (5)

514,258 515,085 408,439 337,633 326,928
Total excluding Corporate TSA revenues 10,043,868 9,904,536 9,417,603 8,883,438 8,218,885
Corporate TSA revenues (6) 75,273 81,267 - - -

Total

$ 10,119,141 $ 9,985,803 $ 9,417,603 $ 8,883,438 $ 8,218,885
As of
December 26, December 28, December 29, December 30, December 31,
2020 2019 2018 2017 2016
(in thousands)
Balance Sheet Data:
Total assets

$ 7,772,532 $ 7,151,101 $ 8,500,527 $ 7,863,995 $ 6,811,763
Long-term debt

515,773 622,908 980,344 884,227 689,626
Redeemable noncontrolling interests

327,699 287,258 219,724 465,584 285,567
Stockholders' equity

3,984,385 3,630,137 3,541,788 2,824,410 2,800,804
1) Restructuring costs for the year ended December 26, 2020 consist primarily of severance costs, including severance pay and benefits of $25.8 million, facility closing costs of $5.9 million and other costs of $0.4 million.

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

In 2017 we recorded a one-
time income tax charge of $140 million related to the transition tax on deemed repatriated foreign earnings and a one-time income tax charge of $3.0 million for the revaluation of deferred taxes associated with U.S. tax reform legislation.
(3) During the fourth quarter of 2019, we sold an equity investment in Hu-Friedy Mfg. Co., LLC, a manufacturer of dental instruments and infection prevention solutions.

In the fourth quarter of 2020 we received contingent proceeds of $2.1 million from the 2019 sale of Hu-Friedy resulting in the recognition of an additional after-tax gain of $1.6 million.

Our investment was non-controlling, we
were not involved in running the business and had no representation on the board of directors.

During the fourth quarter of 2019, we
also sold certain other equity investments.

During 2017 we sold our equity ownership in E4D Technologies resulting in a loss of approximately $17.6 million.

There was no tax benefit recognized related to this loss.
(4) Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, personal protective equipment, infection-control products and vitamins.
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
connection with the Animal Health Spin-off, which ended in December 2020.

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
“intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,”

“to be,” “to make” or other comparable
terms.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in
this Annual Report on Form 10-K, and in particular the risks discussed under the caption “Risk Factors” in Item 1A
of this report and those that may be discussed in other documents we file with the Securities and Exchange
Commission (SEC).

Forward looking statements include the overall impact of the Novel Coronavirus

Disease 2019
(COVID-19) on the Company, its results of operations, liquidity, and financial condition (including any estimates of the impact on these items), the rate and consistency with which dental and other practices resume or maintain
normal operations in the United States and internationally, expectations regarding personal protective equipment
(“PPE”) and COVID-19 related product sales and inventory levels and whether additional resurgences of the virus
will adversely impact the resumption of normal operations, the impact of restructuring programs as well as of any
future acquisitions, and more generally current expectations regarding performance in current and future periods.

Forward looking statements also include the (i) ability of the Company to make additional testing available, the
nature of those tests and the number of tests intended to be made available and the timing for availability, the nature
of the target market, as well as the efficacy or relative efficacy of the test results given that the test efficacy has not
been, or will not have been, independently verified under normal FDA procedures and (ii) potential for the
Company to distribute the COVID-19 vaccines and ancillary supplies.

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results
include, but are not limited to: risks associated with COVID-19,

as well as other disease outbreaks, epidemics,
pandemics, or similar wide spread public health concerns and other natural disasters or acts of terrorism; our
dependence on third parties for the manufacture and supply of our products;

our ability to develop or acquire and
maintain and protect new products (particularly technology products) and technologies that achieve market
acceptance with acceptable margins; transitional challenges associated with acquisitions,

dispositions and joint
ventures, including the failure to achieve anticipated synergies/benefits; financial and tax risks associated with
acquisitions, dispositions and joint ventures; certain provisions in our governing documents that may discourage
third-party acquisitions of us; effects of a highly competitive (including, without limitation, competition from third-
party online commerce sites) and consolidating market; the potential repeal or judicial prohibition on
implementation of the Affordable Care Act; changes in the health care industry; risks from expansion of customer
purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service
issues with our third-party shippers; general global macro-economic and political conditions, including
international trade agreements and potential trade barriers; failure to comply with existing and future regulatory
requirements; risks associated with the EU Medical Device Regulation; failure to comply with laws and regulations
relating to health care fraud or other laws and regulations; failure to comply with laws and regulations relating to
the confidentiality of sensitive personal information or standards in electronic health records or transmissions;
changes in tax legislation; litigation risks; new or unanticipated litigation developments and the status of litigation
matters; cyberattacks or other privacy or data security breaches; risks associated with our global operations; our
dependence on our senior management, as well as employee hiring and retention;

and disruptions in financial
markets. The order in which these factors appear should not be construed to indicate their relative importance or
priority.

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

Recent Developments

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries implemented business closures and restrictions,
stay-at-home and social distancing ordinances and similar measures to combat the pandemic, which significantly
impacted global business and dramatically reduced demand for dental products and certain medical products
beginning in the second quarter

of 2020. Demand increased in the second half of 2020 resulting in slight growth
over the prior year driven by sales of PPE and COVID-19 related products.

Our consolidated financial statements reflect estimates and assumptions made by us that affect, among other things,
our goodwill, long-lived asset and definite-lived intangible asset valuation;

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

In addition, the impact of COVID-19 had a
material adverse effect on our business, results of operations and cash flows, primarily in the second quarter of
2020.

In the latter half of the second quarter, dental and medical practices began to re-open worldwide, and continued to do so during the second half of 2020.

However, patient volumes have remained below pre-COVID-19
levels and certain regions in the U.S. and internationally are experiencing an increase in COVID-19 cases.

As such,
there is an ongoing risk that the COVID-19 pandemic may again materially adversely effect our business, results of
operations and cash flows and may result in a material adverse effect on our financial condition and liquidity.

However, the extent of the potential impact cannot be reasonably estimated at this time.

As part of a broad-based effort to support plans for the long-term health of our business and to strengthen our
financial flexibility, we implemented cost reduction measures that included certain reductions in payroll, substantially decreased capital expenditures, reduced corporate spending and eliminated certain non-strategic
targeted expenditures. As our markets began to recover,

we substantially ended most of those temporary expense-
reduction initiatives during the second half of 2020.

Corporate Transactions

During the fourth quarter of 2019, we sold an equity investment in Hu-Friedy Mfg. Co., LLC (“Hu-Friedy”), a
manufacturer of dental instruments and infection prevention solutions.

Our investment was non-controlling, we
were not involved in running the business and had no representation on the board of directors.

During the fourth
quarter of 2019, we also sold certain other equity investments.

In the aggregate, the sales of these investments
resulted in a pre-tax gain in 2019 of approximately $250.2 million and an after-tax gain of approximately $186.8
million.

In the fourth quarter of 2020 we received contingent proceeds of

$2.1 million from the 2019 sale of Hu-
Friedy resulting in the recognition of an additional after-tax gain of $1.6

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

Market.

Executive-Level Overview

We believe we are the world’s largest

provider of health care products and services primarily to office-based dental and medical practitioners, as well as alternate sites of care.

We serve more than one million customers worldwide
including dental practitioners and laboratories and physician practices, as well as government, institutional health
care clinics and other alternate care clinics.

We believe that we have a strong brand identity due to our more than
88 years of experience distributing health care products.

We are headquartered in Melville, New York,

employ more than 19,000 people (of which more than 9,800 are based outside the United States) and have operations or affiliates in 31 countries and territories,

including the
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

We also have invested in expanding our sales/marketing
infrastructure to include a focus on building relationships with decision makers who do not reside in the office-
based practitioner setting.

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

During the third and fourth quarters of 2020, as global conditions improved, we resumed our
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

According to the U.S. Census Bureau’s International Data Base, in 2020 there were more than six and a half`
million Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-
care services.

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

of the nation’s projected gross
domestic product.

Results of Operations

The following tables summarize the significant components of our operating results and cash flows from continuing
operations for each of the three years ended December 26, 2020, December

28, 2019 and December 29, 2018 (in
thousands):

Years

Ended
December 26, December 28, December 29,
2020 2019 2018
Operating results:
Net sales

$ 10,119,141 $ 9,985,803 $ 9,417,603
Cost of sales

7,304,798 6,894,917 6,506,856
Gross profit

2,814,343 3,090,886 2,910,747
Operating expenses:
Selling, general and administrative

2,246,947 2,357,920 2,217,273
Litigation settlements

- - 38,488
Restructuring costs 32,093 14,705 54,367
Operating income $ 535,303 $ 718,261 $ 600,619
Other expense, net

$ (35,408) $ (37,954) $ (63,783)
Net gain on sale of equity investments

1,572 186,769 -
Net income from continuing operations 418,437 725,461 450,441
Income (loss) from discontinued operations 986 (6,323) 111,685
Net income attributable to Henry Schein, Inc.

403,794 694,734 535,881
Years

Ended
December 26, December 28, December 29,
2020 2019 2018
Cash flows:

Net cash provided by operating activities from continuing operations $ 593,519 $ 820,478 $ 450,955
Net cash used in investing activities from continuing operations (115,019) (422,309) (164,324)
Net cash used in financing activities from continuing operations (181,794) (363,351) (402,173)

Plans of Restructuring

On July 9, 2018, we committed to an initiative to rationalize our operations and provide expense
efficiencies.

These actions allowed us to execute on our plan to reduce our cost structure and fund new initiatives
to drive growth under our 2018 to 2020 strategic plan.

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

As a result of the business environment brought on
by the COVID-19 pandemic, we are continuing our restructuring activities into 2021. We are currently unable in
good faith to make a determination of an estimate of the amount or range of amounts expected to be incurred in
connection with these activities in 2021, both with respect to each major type of cost associated therewith and with
respect to the total cost, or an estimate of the amount or range of amounts that will result in future cash
expenditures.

During the years ended December 26, 2020, December 28, 2019, and December

29, 2018 we recorded restructuring
charges of $32.1 million, $14.7 million and $54.4 million, respectively.

The costs associated with these
restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of
income.

2020 Compared to 2019

Net Sales

Net sales for 2020 and 2019 were as follows (in thousands):

% of % of Increase / (Decrease)
2020 Total 2019 Total $ %
Health care distribution
(1)
Dental

$ 5,912,593 58.4% $ 6,415,865 64.2% $ (503,272) (7.8) %
Medical

3,617,017 35.8 2,973,586 29.8 643,431 21.6
Total health care distribution

9,529,610 94.2 9,389,451 94.0 140,159 1.5
Technology and value-added services
(2)
514,258 5.1 515,085 5.2 (827) (0.2)
Total excluding Corporate TSA revenues 10,043,868 99.3 9,904,536 99.2 139,332 1.4
Corporate TSA revenues
(3)
75,273 0.7 81,267 0.8 (5,994) (7.4)
Total

$ 10,119,141 100.0 $ 9,985,803 100.0 $ 133,338 1.3
(1)

Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, personal protective equipment and vitamins.
(2)

Consists of practice management software and other value-added products, which are distributed primarily to health care providers, and financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other services.
(3)

Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which ended in December 2020.

The 1.3% increase in net sales for the year ended December 26, 2020 includes an increase of 1.4% local currency
growth (0.8% increase in internally generated revenue and 0.6% growth from acquisitions) partially offset by a
decrease of 0.1% related to foreign currency exchange.

Excluding sales of products under the transition services
agreement with Covetrus, our net sales increased 1.4%, including local currency growth of 1.5% (0.9% increase in
internally generated revenue and 0.6%

growth from acquisitions) partially offset by a decrease of 0.1% related to
foreign currency exchange.

Sales for the year ended December 26, 2020 benefited from sales of

PPE and COVID-
19 related products of approximately $1,298 million, an increase of approximately

208% versus the prior year.

Future PPE and COVID-19 related product sales may be lower than what we have experienced in 2020, which were
driven by rising positive COVID-19 cases and practices seeking to ensure adequate supply.

The 7.8% decrease in dental net sales for the year ended December

26, 2020 includes a decrease of 7.6% in local
currencies (8.0% decrease in internally generated revenue,

partially offset by 0.4%

growth from acquisitions) and a
decrease of 0.2% related to foreign currency exchange.

The 7.6% decrease in local currency sales was due to
decreases in dental equipment sales and service revenues of 12.5%,

all of which is attributable to a decrease in
internally generated revenue and a decrease in dental consumable merchandise sales of 6.1% (6.5% decrease in
internally generated revenue,

partially offset by 0.4% growth from acquisitions).

The COVID-19 pandemic
adversely impacted our dental business beginning in mid-March of 2020 as many dental offices progressively
closed or began seeing a limited number of patients, resulting in a decrease of 41.2% in second quarter dental
revenues versus the same period in the prior year.

However, in the second half of the year ended December 26,
2020, our dental sales began to improve as dental practices resumed activities and patient traffic increased.

Global
dental sales for the year ended December 26, 2020 benefited from sales of

PPE and COVID-19 related products of
approximately $491 million, an increase of approximately 72% versus the prior year.

The 21.6% increase in medical net sales for the year ended December

26, 2020 includes an increase of 21.6% local
currency growth (20.7% increase in internally generated revenue and 0.9%

growth from acquisitions).

The
COVID-19 pandemic adversely impacted our medical business beginning in mid-March of 2020, but not as
significantly as our dental business as the decrease in second quarter medical revenues was only 11.2% versus the
same period in the prior year. Our medical business rebounded strongly in the second half of the year in part due to
continued strong sales of PPE, such as masks, gowns and face shields,

and COVID-19 related products, such as
diagnostic test kits.

Global medical sales for the year ended December 26, 2020 benefited from sales of PPE and
COVID-19 related products of approximately $807 million, an

increase of approximately 490% versus the prior
year.

The 0.2% decrease in technology and value-added services net sales for the year ended December 26, 2020 includes
a decrease of 0.3% local currency growth (3.2% decrease in internally generated revenue, partially offset by 2.9%
growth from acquisitions) partially offset by an increase of 0.1% related to foreign currency exchange.

The closure
of dental and medical offices beginning in mid-March of 2020 due to the COVID-19 pandemic resulted in a
decrease of 15.9% in second quarter technology and value-added services revenues versus the same period in the
prior year.

As dental and medical practice operations, resumed in the second half of the year, the trend for
transactional software revenues improved as more patients visited practices worldwide.

Although dental and medical practices continued to re-open globally in the second half of the year, patient volumes
remain below pre-COVID-19 levels.

As such, there is an ongoing risk that the COVID-19 pandemic may again
have a material adverse effect on our net sales in future periods.

Gross Profit

Gross profit and gross margins for 2020 and 2019 by segment and in total were as follows

(in thousands):

Gross Gross Decrease
2020 Margin % 2019 Margin % $ %
Health care distribution

$ 2,448,991 25.7% $ 2,717,574 28.9% $ (268,583) (9.9) %
Technology and value-added services 363,245 70.6 370,887 72.0 (7,642) (2.1)
Total excluding Corporate TSA revenues 2,812,236 28.0 3,088,461 31.2 (276,225) (8.9)
Corporate TSA revenues 2,107 2.8 2,425 3.0 (318) (13.1)
Total

$ 2,814,343 27.8 $ 3,090,886 31.0 $ (276,543) (8.9)

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
Note 2 – Discontinued Operations

for
additional details), we entered into a transition services agreement with

Covetrus, pursuant to which Covetrus
purchased certain products from us.

The agreement, which ended in December 2020, provided that these products would be sold to Covetrus at a mark-up that ranged from 3% to 6%

of our product cost to cover handling costs.

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

Health care distribution gross profit decreased $268.6 million, or 9.9%,

for the year ended December 26, 2020
compared to the prior year period, due primarily to the COVID-19 pandemic.

Health care distribution gross profit
margin decreased to 25.7% for the year ended December 26, 2020 from 28.9% for the comparable prior year
period.

The overall decrease in our health care distribution gross profit is attributable to a $232.2 million decline in
gross profit due to the decrease in the gross margin rates and a $48.3 million gross profit decrease in internally
generated revenue, partially offset by $11.9 million of additional gross profit from acquisitions.

Gross profit
margin was negatively affected by significant adjustments recorded for PPE inventory and COVID-19 related
products caused by volatility of pricing and demand experienced during the year, which conditions may recur and
adversely impact gross profit margins in future periods, although we do not expect material inventory adjustments
to continue into 2021.

During the year, we continued to earn lower vendor rebates, due to lower purchase volumes, in our health care distribution segment, which also contributes to the lower gross profit margin.

Technology and value-added services gross profit decreased $7.6 million, or 2.1%, for the year ended December
26, 2020 compared to the prior year period.

Technology

and value-added services gross profit margin decreased to
70.6% for the year ended December 26, 2020 from 72.0%

for the comparable prior year period.

The overall
decrease in our Technology and value-added services gross profit is attributable to a decrease of $11.5 million in internally generated revenue and a decrease of $8.8 million in gross profit due to the decrease in the gross margin
rates, partially offset by $12.7 million additional gross profit from acquisitions.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2020 and 2019 were as follows (in
thousands):
% of % of
Respective Respective Increase / (Decrease)
2020 Net Sales 2019 Net Sales $ %
Health care distribution

$ 2,014,925 21.1% $ 2,128,595 22.7% $ (113,670) (5.3) %
Technology and value-added services

264,115 51.4 244,030 47.4 20,085 8.2
Total

$ 2,279,040 22.5 $ 2,372,625 23.8 $ (93,585) (3.9)

Selling, general and administrative expenses (including restructuring costs in the years ended December 26, 2020
and December 28, 2019) decreased $93.6 million, or 3.9%, to $2,279.0 million for the year ended December 26,
2020 from the comparable prior year period.

The $113.7 million decrease in selling, general and administrative expenses within our health care distribution segment for the year ended December

26, 2020 as compared to the
prior year period was attributable to a reduction of $151.5 million of operating costs, primarily as a result of cost-
saving measures taken in response to the COVID-19 pandemic, partially offset by

$20.8 million of additional costs
from acquired companies and an increase of $17.0 million in restructuring costs.

The $20.1 million increase in
selling, general and administrative expenses within our technology and value-added services segment for the year
ended December 26, 2020 as compared to the prior year period was attributable to $10.5 million of additional costs
from acquired companies and an increase of $9.6 million of operating costs.

As a percentage of net sales, selling,
general and administrative expenses decreased to 22.5% from 23.8% for the comparable prior year period. The cost
savings achieved from measures taken in response to the COVID-19 pandemic are expected to diminish in future
periods as most of these measures were temporary and substantially ended during the second half of 2020.

As a component of total selling, general and administrative expenses, selling expenses decreased $86.4 million, or
5.9%, to $1,375.2 million for the year ended December 26, 2020 from the comparable prior year period, primarily
as a result of cost-saving measures taken in response to the COVID-19 pandemic.

As a percentage of net sales,
selling expenses decreased to 13.6% from 14.7% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses
decreased $7.2 million, or 0.8%, to $903.8 million for the year ended

December 26, 2020 from the comparable
prior year period.

As a percentage of net sales, general and administrative expenses decreased to 8.9% from 9.1%
for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2020 and 2019 was as follows

(in thousands):

Variance
2020 2019 $ %
Interest income

$ 9,842 $ 15,757 $ (5,915) (37.5) %
Interest expense

(41,377) (50,792) 9,415 18.5
Other, net

(3,873) (2,919) (954) (32.7)
Other expense, net

$ (35,408) $ (37,954) $ 2,546 6.7

Interest income decreased $5.9 million primarily due to lower interest rates and reduced late fee income.

Interest
expense decreased $9.4 million primarily due to lower interest rates and lower average debt balances for the year
ended December 26, 2020 as compared to the prior year.

Income Taxes

For the year ended December 26, 2020, our effective tax rate was 19.1%

compared to 23.4%

for the prior year
period.

In 2020, our effective tax rate was primarily impacted by the agreement with the U.S Internal

Revenue
Service on our Advanced Pricing Agreement (APA), other audit resolutions, and state and foreign income taxes and interest expense.

In 2019, our effective tax rate was primarily impacted by state and foreign income taxes and
interest expense.

Net Gain on Sale of Equity Investments

In the fourth quarter of 2020 we received contingent proceeds of $2.1 million from the 2019 sale of Hu-Friedy
resulting in the recognition of an additional after-tax gain of $1.6 million.

2019 Compared to 2018

Net Sales

Net sales for 2019 and 2018 were as follows (in thousands):

% of % of Increase
2019 Total 2018 Total $ %
Health care distribution
(1)
Dental

$ 6,415,865 64.2% $ 6,347,998 67.4% $ 67,867 1.1%
Medical

2,973,586 29.8 2,661,166 28.3 312,420 11.7
Total health care distribution

9,389,451 94.0 9,009,164 95.7 380,287 4.2
Technology and value-added services
(2)
515,085 5.2 408,439 4.3 106,646 26.1
Total excluding Corporate TSA revenues 9,904,536 99.2 9,417,603 100.0 486,933 5.2
Corporate TSA revenues
(3)
81,267 0.8 - - 81,267 -
Total

$ 9,985,803 100.0 $ 9,417,603 100.0 $ 568,200 6.0
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
connection with the Animal Health Spin-off, which ended in December 2020.

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

Gross Profit

Gross profit and gross margins for 2019 and 2018 by segment and in total were as follows

(in thousands):

Gross Gross Increase
2019 Margin % 2018 Margin % $ %
Health care distribution

$ 2,717,574 28.9% $ 2,628,767 29.2% $ 88,807 3.4%
Technology and value-added services 370,887 72.0 281,980 69.0 88,907 31.5
Total excluding Corporate TSA revenues 3,088,461 31.2 2,910,747 30.9 177,714 6.1
Corporate TSA revenues 2,425 3.0 - - 2,425 -
Total

$ 3,090,886 31.0 $ 2,910,747 30.9 $ 180,139 6.2

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
Note 2 – Discontinued Operations

for
additional details), we entered into a transition services agreement with

Covetrus, pursuant to which Covetrus
purchased certain products from us.

The agreement, which ended in December 2020, provided that these products would be sold to Covetrus at a mark-up that ranged from 3% to 6%

of our product cost to cover handling costs.

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

The overall increase in our health care
distribution gross profit is attributable to $73.1 million of additional gross profit from acquisitions and $30.9
million gross profit increase from growth in internally generated revenue.

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
% of % of
Respective Respective Increase / (Decrease)
2019 Net Sales 2018 Net Sales $ %
Health care distribution

$ 2,128,595 22.7% $ 2,137,779 23.7% $ (9,184) (0.4) %
Technology and value-added services

244,030 47.4 172,349 42.2 71,681 41.6
Total

$ 2,372,625 23.8 $ 2,310,128 24.5 $ 62,497 2.7

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
for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $33.5 million, or
2.3%, to $1,461.6 million for the year ended December 28, 2019 from the comparable prior year period.

As a
percentage of net sales, selling expenses decreased to 14.7%

from 15.1% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses
decreased $29.0 million, or 3.3%, to $911.0 million for the year ended December 28, 2019 from the comparable
prior year period primarily due to $38.5 million of litigation settlement costs recorded in 2018 and a $39.7 million
decrease in restructuring costs partially offset by increases in general and administrative expenses.

As a percentage
of net sales, general and administrative expenses decreased to 9.1% from 9.4%

for the comparable prior year
period.

Other Expense, Net

Other expense, net for the years ended 2019 and 2018 was as follows

(in thousands):

Variance
2019 2018 $ %
Interest income

$ 15,757 $ 15,491 $ 266 1.7%
Interest expense

(50,792) (76,016) 25,224 33.2
Other, net

(2,919) (3,258) 339 10.4
Other expense, net

$ (37,954) $ (63,783) $ 25,829 40.5

Interest expense decreased $25.2 million primarily due to decreased borrowings under our bank credit lines.

Income Taxes

For the year ended December 28, 2019, our effective tax rate was 23.4% compared to 20.0%

for the prior year
period.

In 2019, our effective tax rate was primarily impacted by state and foreign income taxes and interest
expense.

In 2018, our effective tax rate was primarily impacted by a reduction in the estimate of our transition tax
associated with the Tax Cuts and Jobs Act, tax charges and credits associated with legal entity reorganizations outside the U.S., and state and foreign income taxes and interest expense.

Within our consolidated balance sheets, transition tax of $9.9 million was included in “Accrued taxes” for 2019

and
2018, and $94.9 million and $104.2 million were included in “Other liabilities”

for 2019 and 2018 respectively.

Net Gain on Sale of Equity Investments

On October 1, 2019, we sold an equity investment in Hu-Friedy, a manufacturer of dental instruments and infection prevention solutions.

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

In the latter half of the second quarter and continuing

through year-end, dental and medical
practices began to re-open worldwide. However, patient volumes remain below pre-COVID-19 levels and certain regions in the U.S. and internationally are experiencing an increase in COVID-19 cases.

As such, there is an
ongoing risk that the COVID-19 pandemic may again have a material adverse effect on our cash flows in future
periods and may result in a material adverse effect on our financial condition and liquidity.

However, the extent of
the potential impact cannot be reasonably estimated at this time.

As part of a broad-based effort to support plans for the long-term health of our business and to strengthen our
financial flexibility, we implemented cost reduction measures that included certain reductions in payroll, substantially decreased capital expenditures, reduced corporate spending and the elimination of certain non-
strategic targeted expenditures. As our markets have begun to recover, we ended most of those temporary expense-
reduction initiatives during the second half of 2020.

As the COVID-19 pandemic continues to unfold, we will
continue to evaluate appropriate actions for the business.

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
and acquisitions.

Net cash provided by operating activities was $593.5 million for the year ended December 26, 2020, compared to
$820.5 million for the prior year.

The net change of $227.0 million was primarily attributable to lower net income and lower distributions from equity affiliates,

both resulting from the sale of our equity investment in Hu-Friedy in
the fourth quarter of 2019, and increased working capital requirements,

specifically an increase in inventories due
to stocking of PPE and COVID-19 related products, and an increase in accounts receivable due to higher sales
volume.

These working capital increases were partially offset by greater growth in accounts payable and accrued
expenses.

Net cash used in investing activities was $115.0 million for the year ended December 26, 2020,

compared to $422.3
million for the prior year.

The net change of $307.3 million was primarily due to decreased payments for equity
investments and business acquisitions, partially offset by decreased proceeds from sales of equity investments.

Net cash used in financing activities was $181.8 million for the year ended December 26, 2020, compared to
$363.4 million for the prior year.

The net change of $181.6 million was primarily
due to increased net proceeds
from bank borrowings and lower repurchases of our common stock,

partially offset by proceeds received during the
prior year related to the Animal Health Spin-off.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

December 26, December 28,
2020 2019
Cash and cash equivalents

$ 421,185 $ 106,097
Working

capital
(1)
1,508,313 1,188,133
Debt:
Bank credit lines

$ 73,366 $ 23,975
Current maturities of long-term debt

109,836 109,849
Long-term debt

515,773 622,908
Total debt

$ 698,975 $ 756,732
Leases:
Current operating lease liabilities $ 64,716 $ 65,349
Non-current operating lease liabilities 238,727 176,267
(1)

Includes $0.0 million and $127.0 million of accounts receivable which serve as security for U.S. trade accounts receivable securitization at December 26, 2020 and December 28, 2019, respectively.

Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turnover

Our accounts receivable days sales outstanding from operations increased to 46.0 days as of December 26, 2020
from 44.5 days as of December 28, 2019.

During the years ended December 26, 2020 and December 28,

2019, we
wrote off approximately $7.8 million and $5.9 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.

Our inventory turnover from operations was 5.1 as of December

26, 2020 and 5.0 as
of December 28, 2019.

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

26, 2020:

Payments due by period (in thousands)
< 1 year 2 - 3 years 4 - 5 years > 5 years Total
Contractual obligations:
Long-term debt, including interest

$ 125,797 $ 43,994 $ 126,464 $ 435,219 $ 731,474
Inventory purchase commitments

208,200 110,800 - - 319,000
Operating lease obligations

71,801 98,719 55,046 110,228 335,794
Transition tax obligations

9,895 43,291 30,923 - 84,109
Finance lease obligations, including interest

2,503 2,138 632 920 6,193
Total

$ 418,196 $ 298,942 $ 213,065 $ 546,367 $ 1,476,570

Bank Credit Lines

Bank credit lines consisted of the following:

December 26, December 28,
2020 2019
Revolving credit agreement $ - $ -
Other short-term bank credit lines 73,366 23,975
Total $ 73,366 $ 23,975

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

As of December 26, 2020 and December 28, 2019, we had no borrowings on this
revolving credit facility.

As of December 26, 2020 and December 28, 2019, there

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

This facility matures on
April 16, 2021.

As of December 26, 2020, we had no borrowings under this credit facility.

We have the ability to
borrow up to an additional $200 million, from the original facility amount of $700 million, under this credit facility
on a revolving basis as needed, subject to the terms and conditions of the credit agreement.

The interest rate for
borrowings under this facility will fluctuate based on our net leverage ratio.

At December 26, 2020, the interest
rate on this facility was 2.50%.

The proceeds from this facility can be used for working capital requirements

and
general corporate purposes, including, but not limited to, permitted refinancing of existing indebtedness.

Under the
terms of this agreement, we are prohibited from repurchasing our common stock until we report our financial
results for the second quarter of 2021.

Other Short-Term Credit

Lines

As of December 26, 2020 and December 28, 2019, we had various other short-term bank credit lines available, of
which $73.4 million and $24.0 million, respectively, were outstanding.

At December 26, 2020 and December 28,
2019, borrowings under all of these credit lines had a weighted average interest rate of 4.14% and 3.45%,
respectively.

Long-term debt

Long-term debt consisted of the following:

December 26, December 28,
2020 2019
Private placement facilities

$ 613,498 $ 621,274
U.S. trade accounts receivable securitization - 100,000
Note payable due in 2025 with an interest rate of 3.1%
at December 26, 2020 1,554 -
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from 2.62% to 4.27% at December 26, 2020 and
ranging from 2.56% to 10.5% at December 28, 2019 4,596 6,089
Finance lease obligations (see Note 7)

5,961 5,394
Total

625,609 732,757
Less current maturities

(109,836) (109,849)
Total long-term debt

$ 515,773 $ 622,908

Private Placement Facilities

Our private placement facilities, with three insurance companies, have a total facility amount of $1 billion, and are
available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from
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

On June 23, 2020, we amended the private placement facilities to, among other things, (i) temporarily modify the
financial covenant from being based on total leverage ratio to net leverage ratio until March 31, 2021, (ii) increase
the maximum maintenance leverage ratio through March 31, 2021, but with a 1.00% interest rate increase on the
outstanding notes if the net leverage ratio exceeds 3.0x, which will remain in effect until we deliver financials for a
four-quarter period ending on or after June 30, 2021 showing compliance with the total leverage ratio requirement,
and (iii) make certain other changes conforming to the Credit Agreement, dated as of April 18, 2017, as amended.

The components of our private placement facility borrowings as of December 26, 2020 are presented in the
following table (in thousands):

Amount of
Date of

Borrowing
Borrowing

Borrowing Outstanding Rate Due Date
January 20, 2012

(1)
$ 14,286 3.09 % January 20, 2022
January 20, 2012 50,000 3.45 January 20, 2024
December 24, 2012 50,000 3.00 December 24, 2024
June 2, 2014 100,000 3.19 June 2, 2021
June 16, 2017 100,000 3.42 June 16, 2027
September 15, 2017 100,000 3.52 September 15, 2029
January 2, 2018 100,000 3.32 January 2, 2028
September 2, 2020

(2)
100,000 2.35 September 2, 2030
Less: Deferred debt issuance costs (788)
$ 613,498
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

On
June 22, 2020, the expiration date for this facility was extended to

June 12, 2023 and was amended to adjust certain
covenant levels for 2020.

As of December 26, 2020 and December 28, 2019, the borrowings outstanding under this
securitization facility were $0.0 million and $100 million, respectively.

At December 26, 2020, the interest rate on
borrowings under this facility was based on the asset-backed commercial paper rate of 0.22% plus 0.95%, for a
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

As of December 26, 2020, our right-of-use assets related to
operating leases were $288.8 million and our current and non-current operating lease liabilities were $64.7 million
and $238.7 million, respectively.

Stock Repurchases

From June 21, 2004 through December 26, 2020, we repurchased $3.6 billion, or 75,563,289 shares, under our
common stock repurchase programs, with $201.2 million available as of

December 26, 2020 for future common
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

Account Standards Codification (“ASC”) 480-10 is
applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the
outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put
option contained in contractual agreements.

The components of the change in the Redeemable noncontrolling interests for the years ended December 26, 2020, December 28, 2019 and December

29, 2018 are presented in the
following table:

December 26, December 28, December 29,
2020 2019 2018
Balance, beginning of period

$ 287,258 $ 219,724 $ 465,585
Decrease in redeemable noncontrolling interests due to
redemptions

(17,241) (2,270) (287,767)
Increase in redeemable noncontrolling interests due to
business acquisitions 28,387 74,865 4,655
Net income attributable to redeemable noncontrolling interests

13,363 14,838 15,327
Dividends declared

(12,631) (10,264) (8,206)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests

(4,279) (2,335) (11,330)
Change in fair value of redeemable securities

32,842 (7,300) 41,460
Balance, end of period

$ 327,699 $ 287,258 $ 219,724

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

For the years ended December 26, 2020 and December 28, 2019,

there were no

material adjustments recorded in our consolidated statements of income relating to changes in estimated contingent
purchase price liabilities.

On July 1, 2018, we closed on a joint venture with Internet Brands,

a provider of web presence and online
marketing software, to create a newly formed entity, Henry Schein One, LLC.

The joint venture includes Henry
Schein Practice Solutions products and services, as well as Henry Schein’s international dental practice management systems and the dental businesses of Internet Brands.

Internet Brands originally held a 26%
noncontrolling interest in Henry Schein One, LLC that is accounted for within stockholders’ equity, as well as a
freestanding and separately exercisable right to put its noncontrolling interest to Henry Schein, Inc. for fair value
following the fifth anniversary of the effective date of the formation of the joint venture.

Beginning with the
second anniversary of the effective date of the formation of the joint venture, Henry

Schein One began issuing a
fixed number of additional interests to Internet Brands, which increased

Internet Brands interest to 27% effective
July 1, 2020.

Henry Schein One will continue issuing additional interests

to Internet Brands annually through the
fifth anniversary, ultimately increasing Internet Brands’ ownership to approximately 33.6%.

Internet Brands is also
entitled to receive a fixed number of additional interests, in the aggregate up to approximately 1.6% of the joint
venture’s ownership, if certain operating targets are met by the joint venture in its fourth, fifth and sixth operating
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

Unrecognized tax benefits

As more fully disclosed in Note 14 of “Notes to Consolidated Financial

Statements,” we cannot reasonably estimate
the timing of future cash flows related to the unrecognized tax benefits,

including accrued interest, of $84.0 million
as of December 26, 2020.

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

Our financial results for the year ended December 26, 2020 were affected by certain estimates we made due to the
adverse business environment brought on by the COVID-19 pandemic.

During the year ended December 26, 2020,
we recorded incremental bad debt reserves of approximately $10.0 million for our global dental business.

Our
stock compensation expense during the year ended December 26, 2020 was lower than in the years ended
December 28, 2019 and December 29, 2018 due to our estimate that a lower amount of performance shares granted
in 2018, 2019 or 2020 would ultimately vest as a result of the lower-than-normal earnings in 2020.

Additionally, in
the year ended December 26, 2020, we recorded total impairment charges on intangible assets of approximately
$20.3 million.

Although our selling, general and administrative expenses

for the year ended December 26, 2020

represent management's best estimates and assumptions that affect the reported amounts, our judgment could
change in the future due to the significant uncertainty surrounding the macroeconomic effect of the COVID-19
pandemic.

Furthermore, during the year ended December 26, 2020, our gross profit margin was negatively affected by
significant adjustments recorded for PPE inventory and COVID-19 related products reflecting changes in our
estimates of net realizable value brought on by volatility of pricing and changes in demand experienced during the
year. Such conditions may recur and adversely impact gross profit margins in future periods, although we do not expect material inventory adjustments to continue into 2021.

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

Accounts Receivable

Accounts receivable are generally recognized when health care distribution and technology and value-added
services revenues are recognized.

In accordance with the “expected credit loss” model, the carrying amount of
accounts receivable is reduced by a valuation allowance that reflects our best estimate of the amounts that will not
be collected.

In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our
reserve, including types of customers and their credit worthiness, experience and historical data adjusted for current
conditions and reasonable supportable forecasts.

Sales Returns

Sales returns are recognized as a reduction of revenue by the amount of expected returns and are recorded as refund
liability within current liabilities. We estimate the amount of revenue expected to be reversed to calculate the sales return liability based on historical data for specific products, adjusted as necessary for new products.

The
allowance for returns is presented gross as a refund liability and we record an inventory asset (and a corresponding
adjustment to cost of sales) for any products that we expect to be returned.

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

Goodwill

Goodwill is not amortized, but is subject to impairment analysis at least once annually, or if an event occurs or
circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying
value.

Such impairment analyses for goodwill require a comparison of the fair value to the carrying value of
reporting units.

We regard our reporting units to be our operating segments: global dental, global medical,

and
technology and value-added services.

Goodwill was allocated to such reporting units, for the purposes of preparing
our impairment analyses, based on a specific identification basis.

Application of the goodwill impairment test requires judgment, including the identification of reporting units,
assignment of assets and liabilities that are considered shared services to the reporting units, and ultimately the
determination of the fair value of each reporting unit. The fair value of each reporting unit is calculated by applying
the discounted cash flow methodology and confirming with a market approach.

This analysis requires judgments,
including estimation of detailed future cash flows based on budget expectations, and determination of comparable
companies to develop a weighted average cost of capital for each reporting unit. The estimates used to calculate the
fair value of a reporting unit change from year to year based on operating results,

market conditions, and other
factors. Changes in these estimates and assumptions could materially affect the determination of fair value and
goodwill impairment for each reporting unit.

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

Long-Lived Assets

Long-lived assets, other than goodwill and other definite-lived intangibles,

are evaluated for impairment whenever
events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through
the estimated undiscounted future cash flows to be derived from such assets.

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

During the year ended December 26, 2020, we recorded total impairment charges on intangible assets of
approximately $20.3 million, nearly all of which was recorded in our technology and value-added services segment.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees and non-
employee directors.

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

Accounting Standards Update

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please see
Note 1 – Significant Accounting Policies

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
exposure.

A hypothetical 5% change in the average value of the U.S. dollar in 2020 compared to foreign currencies
would have changed our 2020 reported Net income attributable to Henry

Schein, Inc. by approximately $1.3
million.

As of December 26, 2020, we had forward foreign currency exchange agreements, which expire through November
16, 2023, which include a mark-to-market loss of $9.9 million as determined by quoted market prices. Included in
the forward foreign currency exchange agreements, Henry Schein, Inc.

had EUR/USD forward contracts notionally
totaling an amount of approximately €200 million, with a reported fair value of these contracts as a net liability of
$9.6 million.

A 5% increase in the value of the Euro to the USD from December 26,

2020, with all other variables
held constant, would have had an unfavorable effect on the fair value of these forward contracts by decreasing the
value of these instruments by $11.9 million.

Total

Return Swaps

On March 20, 2020, we entered into a total return swap for the purpose of economically hedging our unfunded non-
qualified supplemental retirement plan (“SERP”) and our deferred compensation plan (“DCP”).

This swap will
offset changes in our SERP and DCP liabilities.

At the inception, the notional value of the investments in these plans was $43.4 million.

At December 26, 2020, the notional value of the investments

in these plans was $67.6
million.

At December 26, 2020 the financing rate for this swap was

based on LIBOR of 0.15% plus 0.38%, for a
combined rate of 0.53%.

From March 20, 2020, the effective date of the swap, to December 26, 2020, we have recorded a gain, within the selling, general and administrative line item in our consolidated statement of income, of
approximately $21.2 million, net of transaction costs, related to this undesignated swap for the year ended
December 26, 2020.

This gain was offset by the change in fair value adjustment in deferred compensation, resulting in a neutral impact to our results of operations.

This swap is expected to be renewed on an annual basis.

Short-Term Investments

We limit our credit risk with respect to our cash equivalents, short-term investments and derivative instruments, by monitoring the credit worthiness of the financial institutions who are the counterparties to such financial
instruments.

As a risk management policy, we limit the amount of credit exposure by diversifying and utilizing numerous investment grade counterparties.

Variable

Interest Rate Debt

As of December 26, 2020, we had variable interest rate exposure for certain of our revolving credit facilities and
our U.S. trade accounts receivable securitization.

Our revolving credit facility which we entered into on April 18, 2017 and expires on April 18, 2022, has an interest
rate that is based on the U.S. Dollar LIBOR plus a spread based on our leverage ratio at the end of each financial
reporting quarter.

As of December 26, 2020, there was $0.0 million outstanding under this revolving credit
facility.

During the year ended December 26, 2020, the average outstanding balance under this revolving credit
facility was approximately $21.4 million.

Based upon our average outstanding balance for this revolving credit
facility, for each hypothetical increase of 25 basis points, our interest expense thereunder would have increased by less than $0.1 million.

Our U.S trade accounts receivable securitization, which we entered into on April 17, 2013 and was scheduled to
expire on April 29, 2022, has an interest rate that is based upon the asset-backed commercial paper rate.

On June
22, 2020, the expiration date for this facility was extended to June 12, 2023.

As of December 26, 2020, the
commercial paper rate was 0.22% plus 0.95%, for a combined rate of

1.17%. At December 26, 2020 the
outstanding balance was $0.0 million under this securitization facility.

During the year ended December 26, 2020,
the average outstanding balance under this securitization facility was approximately

$92.3 million.

Based upon our
average outstanding balance for this securitization facility, for each hypothetical increase of 25 basis points, our interest expense thereunder would have increased by $0.2 million.

ITEM 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
Page
Report of Independent Registered Public Accounting Firm
70
Consolidated Financial Statements
:
Balance Sheets as of December 26, 2020 and December 28, 2019

72
Statements of Income for the years ended December 26, 2020,
December 28, 2019 and December 29, 2018
73
Statements of Comprehensive Income for the years ended December 26, 2020,
December 28, 2019 and December 29, 2018
74
Statements of Changes in Stockholders’ Equity for the years ended

December 26, 2020, December 28, 2019 and December 29, 2018
75
Statements of Cash Flows for the years ended December 26, 2020,
December 28, 2019 and December 29, 2018
76
Notes to Consolidated Financial Statements
77

Note 1 – Significant Accounting Policies
77

Note 2 – Discontinued Operations
87

Note 3 – Property and Equipment, Net
90

Note 4 – Goodwill and Other Intangibles, Net

91

Note 5 – Investments and Other
92

Note 6 – Debt
93

Note 7 – Leases

97

Note 8 – Redeemable Noncontrolling Interests

99

Note 9 – Comprehensive Income

100

Note 10 – Fair Value Measurements

101

Note 11 – Business Acquisitions Divestitures
104

Note 12 – Plans of Restructuring

105

Note 13 – Earnings Per Share

106

Note 14 – Income Taxes

106

Note 15 – Concentrations of Risk

110

Note 16 – Derivatives and Hedging Activities

111

Note 17 – Revenue from Contracts with Customers
112

Note 18 – Segment and Geographic Data

113

Note 19 – Employee Benefit Plans

115

Note 20 – Commitments and Contingencies

119

Note 21 – Quarterly Information (Unaudited)

122

Note 22 – Supplemental Cash Flow Information
123

Note 23 – Related Party Transactions
123
Schedule II - Valuation and Qualifying Accounts for the years ended December 26, 2020,
December 28, 2019 and December 29, 2018
138
All other schedules are omitted because the required information is either inapplicable or is included in the consolidated
financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors

Henry Schein, Inc.
Melville, NY
Opinion on the Consolidated Financial Statements

We

have

audited

the

accompanying

consolidated

balance

sheets

of

Henry

Schein,

Inc.

(the

“Company”)

as

of
December 26, 2020 and December 28, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity,

and cash flows for each

of the three years in

the period ended December 26, 2020,

the related
notes

and

schedule

(collectively

referred

to

as

the

“consolidated

financial

statements”).

In

our

opinion,

the
consolidated financial

statements present

fairly,

in

all material

respects, the

financial position

of

the

Company at
December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in

the period

ended December

26, 2020,

in conformity

with accounting

principles generally

accepted in

the
United States of America.
We

also

have

audited,

in

accordance

with

the

standards

of

the

Public

Company

Accounting

Oversight

Board
(United

States)

(“PCAOB”),

the

Company's

internal

control

over

financial

reporting

as

of

December

26,

2020,
based

on

criteria

established

in
Internal

Control

–

Integrated

Framework

(2013)

issued

by

the

Committee

of
Sponsoring

Organizations

of

the

Treadway

Commission

(“COSO”)

and

our

report

dated

February
  1
7,

2021
expressed an unqualified opinion thereon.
Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements,

effective on December 30, 2018, the Company
changed its method of accounting for leases due to the adoption of Accounting

Standards Codification Topic
842, Leases .

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

statements.

We

believe that our audits provide

a reasonable basis for our
opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or

required to be communicated to the

Audit Committee

of the

Board
of

Directors

and

that:

(1)

relates

to

accounts

or

disclosures

that

are

material

to

the

consolidated

financial
statements; and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit

matters does

not

alter in

any way

our opinion

on the

consolidated financial

statements, taken

as a
whole,

and

we

are

not,

by

communicating

the

critical

audit

matter

below,

providing

a

separate

opinion

on

the
critical audit matter or on the accounts or disclosures to which it relates.

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

length outcomes,

and (iv)

assessing the

adjustments to

the liability

for unrecognized

tax benefits
associated

with

tax

settlements

or

agreements.

Auditing

these

elements

involved

especially

subjective

auditor
judgment and

an increased

level

of audit

effort,

including involvement

of personnel

with specialized

skills and
knowledge.

The primary procedures we performed to address this critical audit matter included:

●

Assessing the design and implementation and testing operating effectiveness of certain controls over
the recognition and measurement of uncertain tax positions related to transfer pricing.

●

Utilizing personnel with specialized knowledge and skill in taxation to evaluate the appropriateness of
management’s methods and assumptions used to estimate uncertain tax positions related to transfer pricing by: (i) verifying our understanding of the relevant facts by reading the Company’s
correspondence with the relevant tax authorities and third-party advice obtained by the Company, (ii)
evaluating the reasonableness of technical merits, management’s judgments and assumptions and assessing the overall reasonableness of conclusions reached, (iii)

evaluating the ranges of arm’s length
outcomes and pricing conclusions reached within management’s transfer pricing studies, and (iv)
reviewing settlement activity or agreements with income tax authorities.

/s/ BDO USA, LLP
We have served as the Company's auditor since 1984.
New York,

NY
February 17, 2021

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

December 26, December 28,
2020 2019
ASSETS
Current assets:
Cash and cash equivalents

$
421,185
$
106,097
Accounts receivable, net of reserves of $
88,030

and $
60,002
1,424,787
1,246,246
Inventories, net
1,512,499
1,428,799
Prepaid expenses and other

432,944
445,360
Total current assets

3,791,415
3,226,502
Property and equipment, net

342,004
329,645
Operating lease right-of-use assets, net
288,847
231,662
Goodwill

2,504,392
2,462,495
Other intangibles, net

479,429
572,878
Investments and other
366,445
327,919
Total assets

$
7,772,532
$
7,151,101
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable

$
1,005,655
$
880,266
Bank credit lines

73,366
23,975
Current maturities of long-term debt

109,836
109,849
Operating lease liabilities
64,716
65,349
Accrued expenses:
Payroll and related

295,329
265,206
Taxes

138,671
165,171
Other

595,529
528,553
Total current liabilities

2,283,102
2,038,369
Long-term debt

515,773
622,908
Deferred income taxes

30,065
64,989
Operating lease liabilities
238,727
176,267
Other liabilities

392,781
331,173
Total liabilities

3,460,448
3,233,706
Redeemable noncontrolling interests

327,699
287,258
Commitments and contingencies

Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
142,462,571

outstanding on December 26, 2020 and
143,353,459

outstanding on December 28, 2019
1,425
1,434
Additional paid-in capital
-
47,768
Retained earnings

3,454,831
3,116,215
Accumulated other comprehensive loss

(108,084)
(167,373)
Total Henry Schein, Inc. stockholders' equity
3,348,172
2,998,044
Noncontrolling interests
636,213
632,093
Total stockholders' equity

3,984,385
3,630,137
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
7,772,532
$
7,151,101

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF INCOME
(in thousands, except per share data)
Years

Ended
December 26, December 28, December 29,
2020 2019 2018
Net sales

$
10,119,141
$
9,985,803
$
9,417,603
Cost of sales

7,304,798
6,894,917
6,506,856
Gross profit

2,814,343
3,090,886
2,910,747
Operating expenses:
Selling, general and administrative

2,246,947
2,357,920
2,217,273
Litigation settlements

-
-
38,488
Restructuring costs
32,093
14,705
54,367
Operating income

535,303
718,261
600,619
Other income (expense):
Interest income

9,842
15,757
15,491
Interest expense

(41,377)
(50,792)
(76,016)
Other, net

(3,873)
(2,919)
(3,258)
Income from continuing operations before taxes, equity in

earnings of affiliates and noncontrolling interests
499,895
680,307
536,836
Income taxes

(95,374)
(159,515)
(107,432)
Equity in earnings of affiliates

12,344
17,900
21,037
Net gain on sale of equity investments
1,572
186,769
-
Net income from continuing operations
418,437
725,461
450,441
Income (loss) from discontinued operations, net of tax
986
(6,323)
111,685
Net Income
419,423
719,138
562,126
Less: Net income attributable to noncontrolling interests

(15,629)
(24,770)
(19,724)
Less: Net (income) loss attributable to noncontrolling interests from discontinued operations
-
366
(6,521)
Net income attributable to Henry Schein, Inc.

$
403,794
$
694,734
$
535,881
Amounts attributable to Henry Schein Inc.:
Continuing operations $
402,808
$
700,691
$
430,717
Discontinued operations
986
(5,957)
105,164
Net income attributable to Henry Schein, Inc. $
403,794
$
694,734
$
535,881
Earnings per share from continuing operations attributable to
Henry Schein, Inc.:
Basic

$
2.83
$
4.74
$
2.82
Diluted

$
2.81
$
4.69
$
2.80
Earnings (loss) per share from discontinued operations attributable to
Henry Schein, Inc.:
Basic

$
0.01
$
(0.04)
$
0.69
Diluted

$
0.01
$
(0.04)
$
0.68
Earnings per share attributable to Henry Schein, Inc.:
Basic

$
2.83
$
4.70
$
3.51
Diluted

$
2.82
$
4.65
$
3.49
Weighted

-average common shares outstanding:
Basic

142,504
147,817
152,656
Diluted

143,404
149,257
153,707

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(in thousands)
Years

Ended
December 26, December 28, December 29,
2020 2019 2018
Net income

$
419,423
$
719,138
$
562,126
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)

63,094
(4,070)
(136,356)
Unrealized gain (loss) from foreign currency hedging activities

(7,456)
(3,876)
626
Unrealized investment gain (loss)
(5)
12
(3)
Pension adjustment gain (loss)

143
(5,924)
3,033
Other comprehensive income (loss), net of tax

55,776
(13,858)
(132,700)
Comprehensive income

475,199
705,280
429,426
Comprehensive income attributable to noncontrolling interests:

Net income

(15,629)
(24,404)
(26,245)
Foreign currency translation loss

3,513
1,848
13,996
Comprehensive income attributable to noncontrolling interests

(12,116)
(22,556)
(12,249)
Comprehensive income attributable to Henry Schein, Inc.

$
463,083
$
682,724
$
417,177

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
-
-
2,594
-
-
2,594
Net income (excluding $
21,848

attributable to Redeemable
noncontrolling interests)
-
-
535,881
-
4,397
540,278
Foreign currency translation loss (excluding loss of $
13,031
attributable to Redeemable noncontrolling interests)

-
-
-
-
(122,360)
(965)
(123,325)
Unrealized gain from foreign currency hedging activities,

net of tax benefit of $
396
-
-
-
-
626
-
626
Unrealized investment loss, net of tax benefit of $
0
-
-
-
-
(3)
-
(3)
Pension adjustment gain, net of tax of $
1,179
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
-
-
58,554
Transfer of charges in excess of capital

-
-
106,146
(106,146)
-
-
-
Balance, December 29, 2018

151,401,668
1,514
-
3,208,589
(248,771)
580,456
3,541,788
Cumulative impact of adopting new accounting standards -
-
-
(274)
-
-
(274)
Net income (excluding $
14,838

attributable to Redeemable
noncontrolling interests from continuing operations
and ($
366

from discontinued operations)
-
-
-
694,734
-
9,932
704,666
Foreign currency translation loss (excluding loss of $
2,335
attributable to Redeemable noncontrolling interests

and ($
592

gain from discontinued operations)
-
-
-
-
(2,222)
(105)
(2,327)
Unrealized loss from foreign currency hedging activities,

net of tax benefit of $
1,035
-
-
-
-
(3,876)
-
(3,876)
Unrealized investment gain, net of tax of $
2
-
-
-
-
12
-
12
Pension adjustment loss, net of tax benefit of $
1,806
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
93,408
-
(523,720)
Transfer of charges in excess of capital

-
-
(201,457)
201,457
-
-
-
Balance, December 28, 2019

143,353,459
1,434
47,768
3,116,215
(167,373)
632,093
3,630,137
Cumulative impact of adopting new accounting standards -
-
-
(412)
-
-
(412)
Net income (excluding $
13,363

attributable to Redeemable
noncontrolling interests from continuing operations) -
-
-
403,794
-
2,266
406,060
Foreign currency translation gain (excluding loss of $
4,279
attributable to Redeemable noncontrolling interests ) -
-
-
-
66,607
766
67,373
Unrealized loss from foreign currency hedging activities,

net of tax benefit of $
2,768
-
-
-
-
(7,456)
-
(7,456)
Unrealized investment loss, net of tax benefit of $
1
-
-
-
-
(5)
-
(5)
Pension adjustment gain, including tax benefit of $
676
-
-
-
-
143
-
143
Dividends paid

-
-
-
-
-
(1,086)
(1,086)
Purchase of noncontrolling interests

-
-
(1,597)
-
-
(701)
(2,298)
Change in fair value of redeemable securities

-
-
(32,842)
-
-
-
(32,842)
Initial noncontrolling interests and adjustments related to

business acquisitions

-
-
-
-
-
2,875
2,875
Repurchase and retirement of common stock

(1,200,000)
(12)
(10,949)
(62,828)
-
-
(73,789)
Stock-based compensation expense

545,864
5
8,783
-
-
-
8,788
Shares withheld for payroll taxes

(236,752)
(2)
(14,475)
-
-
-
(14,477)
Settlement of stock-based compensation awards

-
-
(275)
-
-
-
(275)
Separation of Animal Health business -
-
1,649
-
-
-
1,649
Transfer of charges in excess of capital

-
-
1,938
(1,938)
-
-
-
Balance, December 26, 2020

142,462,571
1,425
-
3,454,831
(108,084)
636,213
3,984,385

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(in thousands, except per share data) (unaudited)
Years Ended
December 26, December 28, December 29,
2020 2019 2018
Cash flows from operating activities:
Net income

$
419,423
$
719,138
$
562,126
Income (loss) from discontinued operations
986
(6,323)
111,685
Income from continuing operations
418,437
725,461
450,441
Adjustments to reconcile net income to net cash provided

by operating activities:
Depreciation and amortization

185,538
184,942
143,630
Impairment charge on intangible assets
20,275
-
-
Gain on sale of equity investments
(2,096)
(250,167)
-
Stock-based compensation expense

8,788
44,920
32,621
Provision for losses on trade and other accounts receivable

35,137
12,612
14,384
Benefit from deferred income taxes

(52,977)
(4,057)
(25,388)
Equity in earnings of affiliates

(12,344)
(17,900)
(21,037)
Distributions from equity affiliates

16,002
71,469
20,386
Changes in unrecognized tax benefits

(24,881)
1,941
(1,169)
Benefit from transition tax

-
-
(10,000)
Other

5,012
5,684
369
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable

(189,349)
(72,689)
(127,201)
Inventories

(31,817)
14,702
(41,042)
Other current assets

(6,479)
(57,291)
(165,645)
Accounts payable and accrued expenses

224,273
160,851
180,606
Net cash provided by operating activities from continuing

operations
593,519
820,478
450,955
Net cash provided by (used in) operating activities from

discontinued operations
5,391
(166,391)
233,751
Net cash provided by operating activities

598,910
654,087
684,706
Cash flows from investing activities:
Purchases of fixed assets

(48,829)
(76,219)
(71,283)
Payments related to equity investments and business
acquisitions, net of cash acquired

(60,173)
(655,879)
(53,240)
Proceeds from sale of equity investment

14,020
307,251
1,000
Repayments from (borrowings for) loan to affiliate

(1,243)
16,713
(25,700)
Other

(18,794)
(14,175)
(15,101)
Net cash used in investing activities from continuing operations
(115,019)
(422,309)
(164,324)
Net cash used in investing activities from discontinued operations
-
(2,064)
(28,630)
Net cash used in investing activities

(115,019)
(424,373)
(192,954)
Cash flows from financing activities:
Net change in bank borrowings

45,082
(927,912)
210,741
Proceeds from issuance of long-term debt

501,421
741
115,000
Principal payments for long-term debt

(611,216)
(260,944)
(24,735)
Debt issuance costs

(3,879)
(391)
(501)
Debt extinguishment costs
(401)
-
-
Proceeds from issuance of stock upon exercise of stock options

-
34
3,076
Payments for repurchases of common stock

(73,789)
(525,000)
(200,000)
Payments for taxes related to shares withheld for employee

taxes
(14,299)
(10,814)
(18,023)
Distribution received related to Animal Health Spin-off
-
1,120,000
-
Proceeds related to Animal Health Share Sale
-
361,090
-
Proceeds from (distributions to) noncontrolling shareholders
(7,886)
51,498
(7,351)
Acquisitions of noncontrolling interests in subsidiaries

(19,538)
(2,358)
(287,635)
Proceeds from (payments) to Henry Schein Animal Health

Business
2,711
(169,295)
(192,745)
Net cash used in financing activities from continuing operations
(181,794)
(363,351)
(402,173)
Net cash provided by (used in) financing activities from

discontinued operations
(5,391)
147,371
(201,603)
Net cash used in financing activities
(187,185)
(215,980)
(603,776)
Effect of exchange rate changes on cash and cash equivalents from continuing operations
18,382
14,394
14,425
Effect of exchange rate changes on cash and cash equivalents from discontinued

operations
-
(2,240)
3,150
Net change in cash and cash equivalents from continuing

operations
315,088
49,212
(101,117)
Net change in cash and cash equivalents from discontinued

operations
-
(23,324)
6,668
Cash and cash equivalents, beginning of period

106,097
56,885
158,002
Cash and cash equivalents, end of period

$
421,185
$
106,097
$
56,885

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

77
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

At December 26,
2020 and December 28, 2019, trade accounts receivable that can only be used to settle obligations of this VIE were
$
0.0

million and $
127

million, respectively, and the liabilities of the VIE where the creditors have recourse to us were $
0.0

million and $
100

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

Demand increased in the second half of the
year resulting in growth over the prior year driven by sales of personal protective equipment (PPE) and COVID-19
related products.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

78
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

In addition, the impact of COVID-19 had a
material adverse effect on our business, results of operations and cash flows in the second quarter of 2020. In the
latter half of the year, dental and medical practices began to re-open worldwide, and continued to do so during the
remainder of the year.

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
52
-
53

week basis ending on the last Saturday of December.
The years ended December 26, 2020, December 28, 2019 and December

29, 2018 consisted of
52

weeks.

Revenue Recognition

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
Accounting Standards Codification (“ASC”) 460 “Guarantees”.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

79

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
revenue.

Certain of our revenue is derived from bundled arrangements that include multiple distinct performance obligations,
which are accounted for separately.

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

See
Note 17 – Revenue from Contracts with Customers

for additional disclosures of disaggregated net sales and
Note 18 – Segment and Geographic Data

for disclosures of net sales by segment and geographic data.

Contract Balances

Contract balances represent amounts presented in our consolidated balance sheet when either we have transferred
goods or services to the customer or the customer has paid consideration to us under the contract.

These contract
balances include accounts receivable, contract assets and contract liabilities.

Accounts Receivable

Accounts receivable are generally recognized when health care distribution and technology and value-added
services revenues are recognized.

In accordance with the “expected credit loss” model, the carrying amount of
accounts receivable is reduced by a valuation allowance that reflects our best estimate of the amounts that we do
not expect to collect.

In addition to reviewing delinquent accounts receivable, we consider many factors in
estimating our reserve, including types of customers and their credit worthiness,

experience and historical data
adjusted for current conditions and reasonable supportable forecasts.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

80
Investments and other within our consolidated balance sheets.

Current and non-current contract asset balances as of
December 26, 2020 and December 28, 2019 were not material.

Contract Liabilities

Contract liabilities are comprised of advance payments and upfront payments for service arrangements provided
over time that are accounted for as deferred revenue amounts.

Contract liabilities are transferred to revenue once
the performance obligation has been satisfied.

Current contract liabilities are included in Accrued expenses:

Other
and the non-current contract liabilities are included in Other liabilities within our consolidated balance sheets.

At
December 28, 2019, the current portion of contract liabilities of $
70.8

million was reported in Accrued expenses:
Other, and $
6.2

million related to non-current contract liabilities were reported in Other liabilities.

During the year
ended December 26, 2020,

we recognized substantially all of the current contract liability amounts that were
previously deferred at December 28, 2019.

At December 26, 2020, the current and non-current portion of contract liabilities were $
71.5

million and $
8.2

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

Our deferred commission
balances as of December 26, 2020 and December 28, 2019 were not material.

Sales Returns

Sales returns are recognized as a reduction of revenue by the amount of expected returns and are recorded as refund
liability within current liabilities.

We estimate the amount of revenue expected to be reversed to calculate the sales return liability based on historical data for specific products, adjusted as necessary for new products.

The
allowance for returns is presented gross as a refund liability and we record an inventory asset (and a corresponding
adjustment to cost of sales) for any products that we expect to be returned.

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

Outstanding checks in excess of funds on deposit of $
1.3

million and $
29.5

million, primarily related to
payments for inventory, were classified as accounts payable as of December 26, 2020 and December 28, 2019.

Direct Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales.

Direct handling costs, which represent
primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

81
for shipment to our customers are reflected in selling, general and administrative expenses.

Direct shipping and
handling costs were $
79.2

million, $
73.8

million and $
70.6

million for the years ended December 26, 2020,
December 28, 2019 and December 29, 2018.

Advertising and Promotional Costs

We generally expense advertising and promotional costs as incurred.

Total advertising and promotional expenses
were $
30.8

million, $
25.2

million and $
12.9

million for the years ended December 26, 2020, December 28, 2019 and December 29, 2018.

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
Note 3 – Property and Equipment, Net
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
80
% or greater owned U.S. subsidiaries.

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

82
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

Total return swaps are entered into for the purpose of economically hedging our unfunded non-qualified supplemental retirement plan (“SERP”) and our deferred compensation plan (“DCP”).

This swap will offset
changes in our SERP and DCP liabilities. This swap is expected to be renewed on an annual basis.

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

For the years

ended December 26, 2020, December 28, 2019 and
December 29, 2018, there were no material adjustments recorded in our consolidated statement of income relating
to changes in subsequent adjustments or estimated contingent purchase price liabilities.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

83
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

Goodwill

Goodwill is not amortized, but is subject to impairment analysis annually or more frequently if there is a triggering
event or if an event occurs or circumstances change that would more likely than not reduce the fair value of a
reporting unit below its carrying value.

Such impairment analyses for goodwill requires a comparison of the fair
value to the carrying value of reporting units.

We regard our reporting units to be our operating segments: global dental; global medical;

and technology and value-added services.

Goodwill was allocated to such reporting units,
for the purposes of preparing our impairment analyses, based on a specific identification basis.

On December 29, 2019 we adopted Account Standards Update (“ASU”)

2017-04 Intangibles-Goodwill and Other
(Topic 350): Simplifying the Test

for Goodwill Impairment, which eliminated step two from the goodwill impairment test, thereby eliminating the requirement to calculate the implied fair value of a reporting unit.

We
perform our annual goodwill impairment test by comparing the fair value of our reporting units to the carrying
value of those units.

Goodwill as of December 26, 2019 and December 29, 2018

were tested under the prior
standard.

For the year ended December 26, 2020 we tested goodwill for impairment,

on the first day of the fourth quarter,
using a quantitative analysis comparing the carrying value of our reporting units, including goodwill, to the
estimated fair value of our reporting units using a discounted cash flow methodology. If the fair value of a reporting
unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.

Conversely,
impairment loss would be equivalent to the excess of a reporting unit’s carrying value over its fair value limited to
the total amount of goodwill allocated to that reporting unit.

For the years ended December 26, 2019 and December 29, 2018 we tested goodwill for impairment on the first day
of the fourth quarter, using a quantitative analysis which consisted of a two-step approach.

The first step of our
quantitative analysis consisted of a comparison of the carrying value of our reporting units, including goodwill, to
the estimated fair value of our reporting units using a discounted cash flow methodology. If step one resulted in the
carrying value of the reporting unit exceeding the fair value of such reporting unit, we would have then proceeded
to step two which would have required us to calculate the amount of impairment loss, if any, that we would have
recorded for such reporting unit.

The calculation of the impairment loss in step two would have been equivalent to
the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

Our use of a discounted cash flow methodology includes estimates of future revenue based upon budget projections
and growth rates which take into account estimated inflation rates.

We also develop estimates for future levels of

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

84
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
significant underperformance relative to expected historical or projected future operating results; significant
changes in the manner of our use of acquired assets or the strategy for our overall business (e.g., decision to divest a
business); or significant negative industry or economic trends.

If we determine through the impairment review process that goodwill is impaired, we record an impairment charge
in our consolidated statements of income.

For the years ended December 28, 2019 and December 29, 2018,

the
results of our goodwill impairment analysis did
no
t result in any impairments.

Long-Lived Assets

Long-lived assets, other than goodwill and other definite-lived intangibles,

are evaluated for impairment whenever
events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through
the estimated undiscounted future cash flows to be derived from such assets.

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

During the year ended December 26, 2020, we recorded total impairment charges on intangible assets of
approximately $
20.3

million, nearly all of which was recorded in our technology and value-added services segment.

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

Total distribution
network costs were $
71.7

million, $
72.3

million and $
69.6

million for the years ended December 26, 2020,
December 28, 2019 and December 29, 2018.

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

Leases

On December 30, 2018, we adopted ASC Topic 842, Leases, using a modified retrospective approach, whereby we continue to apply existing lease guidance during the comparative periods and apply the new lease
requirements through a cumulative-effect adjustment in the period of adoption. We elected the package of

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

85
practical expedients permitted under the transition guidance within the new standard, which, among other things,
allowed us to carry forward the historical lease classification. Information related to leases as of December 28,
2019 is presented under Topic 842, while prior period amounts are not adjusted and continue to be reported under legacy guidance in ASC Topic 840, Leases.

The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our
accounting for finance leases remained substantially unchanged. Adoption of the new standard resulted in the
recording of additional net operating lease assets of $
259.9

million and operating lease liabilities of $
267.3

million,
and a decrease of $
1.1

million and $
8.5

million in prepaid rent and deferred rent liabilities, respectively. The standard did not materially impact our consolidated net income and had no impact on cash flows.

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

As most of
our leases do not provide an implicit interest rate, we generally use our incremental borrowing rate based on the
estimated rate of interest for fully collateralized and fully amortizing borrowings over a similar term of the lease
payments at commencement date to determine the present value of lease payments.

When readily determinable, we
use the implicit rate.

Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Lease expense for lease payments is recognized on a straight-line basis
over the lease term.

Expenses associated with operating leases and finance leases are included in “Selling, general
and administrative” and “Interest expense”, respectively within our Consolidated

Statement of Income.

Leases
with a lease term of 12 months or less are not capitalized.

We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component, except non-lease components for leases of vehicles, which are accounted for separately.

When a
vehicle lease contains both lease and non-lease components, we allocate the transaction price based on the relative
standalone selling price.

Accounting Pronouncements Adopted

On December 29, 2019, we adopted ASU No. 2017-04, “Intangibles-Goodwill and Other” (Topic 350) (“ASU
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

Our adoption of
ASU 2017-04 did not have a material impact on our consolidated financial statements.

On December 29, 2019, we adopted ASU No. 2016-13, "Financial Instruments-Credit

Losses (Topic 326):
Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of
expected credit losses for financial assets held at amortized cost.

We adopted Topic

326 using the modified-
retrospective method and recorded an immaterial cumulative-effect adjustment to the opening balance of retained
earnings.

Based upon the level and makeup of our financial asset portfolio,

including accounts receivable, past loan
loss activity and current known activity regarding our outstanding loans,

the adoption of this ASU resulted in a
decrease of $
0.4

million to retained earnings.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

86

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

ASU 2019-12
is effective for fiscal years beginning after December 15, 2020.

We do not expect that the requirements of this
ASU will have a material impact on our consolidated financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, “Debt—Debt with
Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging—

in Entity’s Own Equity”
(Subtopic 815-40): Accounting for Convertible Instruments and Contracts

in an Entity’s Own Equity (“ASU 2020-
06”).

ASU 2020-06 simplifies the accounting for convertible instruments.

In addition to eliminating certain
accounting models, this ASU includes improvements to the disclosures for convertible instruments and earnings-
per-share (EPS) guidance and amends the guidance for the derivatives scope exception for contracts in an entity’s
own equity.

ASU 2020-06 is effective for fiscal years beginning after December

15, 2021.

We do not expect that
the requirements of this ASU will have a material impact on our consolidated financial statements.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

87
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
Business.

On the Distribution Date, we received a tax-free distribution of $
1,120

million from Covetrus pursuant to
certain debt financing incurred by Covetrus.

On the Distribution Date and prior to the Animal Health Spin-off,
Covetrus issued shares of Covetrus common stock to certain institutional accredited investors (the “Share Sale
Investors”) for $
361.1

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
63
% of the shares of Covetrus common stock were (a) owned by our stockholders and the
Share Sale Investors, and (b) held by certain employees of the Henry Schein

Animal Health Business (in the form
of certain equity awards), and (ii) approximately
37
% of the shares of Covetrus common stock were (a) owned by
stockholders of Vets

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

Market.

In connection with the completion of the Animal Health Spin-off, we entered into a transition services agreement,
which ended in December 2020, with Covetrus under which we agreed to provide certain transition services for up
to twenty-four months in areas such as information technology, finance and accounting,

human resources, supply
chain, and real estate and facility services.

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
December 26, 2020.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

88
Summarized financial information for our discontinued operations is as follows:

Years

Ended
December 26, December 28, December 29,
2020 2019 2018
Net sales

$
-
$
319,522
$
3,784,392
Cost of goods sold
-
260,097
3,100,055
Gross profit

-
59,425
684,337
Selling, general and administrative
2,347
68,919
531,905
Operating income (loss)

(2,347)
(9,494)
152,432
Income tax expense (benefit)
(3,333)
(2,181)
48,060
Income (loss) from discontinued operations

986
(6,323)
111,685
Net (income) loss attributable to noncontrolling interests

-
366
(6,521)
Net income (loss) from discontinued operations

attributable to Henry Schein, Inc.

986
(5,957)
105,164

The operating loss from discontinued operations for the year ended

December 26, 2020 was primarily attributable
to costs directly related to the Animal Health Spin-off.

See
Note 23 – Related Party Transactions

for additional
information.

The net income from discontinued operations for the year ended December

26, 2020 was primarily attributable to a
reduction in a liability for tax indemnification and a tax refund received during 2020 by a holding company
previously part of our Animal Health legal structure and other favorable tax resolutions.

The financial information above, for the year ended December

28, 2019, represents activity of the discontinued
operations during year-to-date through the Distribution Date.

The loss from discontinued operations for the year
ended December 28, 2019 was primarily attributable to the inclusion of the transaction costs directly related to the
Animal Health Spin-off.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

89
The following are the amounts of assets and liabilities that were transferred to Covetrus as of February 7, 2019.

February 7,
2019
Cash and cash equivalents

$
6,815
Accounts receivable, net
432,812
Inventories, net

536,637
Prepaid expenses and other

120,546
Total current

assets of discontinued operations
1,096,810
Property and equipment, net

69,790
Operating lease right-of-use asset, net
57,012
Goodwill

742,931
Other intangibles, net

205,793
Investments and other

120,518
Total long-term assets of

discontinued operations
1,196,044
Total assets of discontinued

operations
$
2,292,854
Accounts payable

$
316,162
Current maturities of long-term debt

657
Operating lease liabilities
18,951
Accrued expenses:
Payroll and related

36,847
Taxes

24,060
Other

80,400
Total current

liabilities of discontinued operations
477,077
Long-term debt

1,176,105
Deferred income taxes

17,019
Operating lease liabilities
38,668
Other liabilities

29,209
Total long-term liabilities

of discontinued operations

1,261,001
Total liabilities of discontinued

operations
$
1,738,078
Redeemable noncontrolling interests $
28,270

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

90
Note 3 – Property and Equipment, Net

Property and equipment, including related estimated useful lives, consisted of the following:
December 26, December 28,
2020 2019
Land

$
20,297
$
18,030
Buildings and permanent improvements

145,160
121,823
Leasehold improvements

107,753
104,089
Machinery and warehouse equipment

142,437
124,640
Furniture, fixtures and other

108,041
99,083
Computer equipment and software

344,494
330,926
868,182
798,591
Less accumulated depreciation

(526,178)
(468,946)
Property and equipment, net

$
342,004
$
329,645
Estimated Useful
Lives (in years)
Buildings and permanent improvements

40
Machinery and warehouse equipment

5
-
10
Furniture, fixtures and other

3
-
10
Computer equipment and software

3
-
10

Property and equipment related depreciation expense for the years ended December 26, 2020, December 28, 2019
and December 29, 2018 was $
64.3

million, $
64.4

million and $
58.1

million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

91
Note 4 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the years ended December

26, 2020 and December 28, 2019
were as follows:
Health Care
Distribution
Technology

and
Value-Added
Services Total
Balance as of December 29, 2018

$
1,433,412
$
647,617
$
2,081,029
Adjustments to goodwill:
Acquisitions

50,276
338,352
388,628
Foreign currency translation

(6,969)
(193)
(7,162)
Balance as of December 28, 2019

1,476,719
985,776
2,462,495
Adjustments to goodwill:
Acquisitions

14,230
12,101
26,331
Foreign currency translation

9,888
5,678
15,566
Balance as of December 26, 2020

$
1,500,837
$
1,003,555
$
2,504,392

Other intangible assets consisted of the following:

December 26, 2020 December 28, 2019
Accumulated Accumulated
Cost Amortization Net Cost Amortization Net
Non-compete agreements

$
30,993
$
(11,480)
$
19,513
$
34,553
$
(9,327)
$
25,226
Trademarks / trade names - definite lived

95,382
(50,893)
44,489
99,314
(44,134)
55,180
Customer relationships and lists

652,605
(283,469)
369,136
715,630
(274,330)
441,300
Product Development
94,216
(54,451)
39,765
85,211
(42,326)
42,885
Other

14,188
(7,662)
6,526
26,237
(17,950)
8,287

Total

$
887,384
$
(407,955)
$
479,429
$
960,945
$
(388,067)
$
572,878

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

The weighted-average
non-compete period for agreements currently being amortized was approximately
5.1

years as of December 26,
2020.

Trademarks, trade names, customer lists and customer relationships were established through business acquisitions.

Definite-lived trademarks and trade names are amortized on a straight-line basis over a weighted-average period of
approximately
8.1

years as of December 26, 2020.

Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately
10.0
years as of December 26, 2020.

Product development is a definite-lived intangible asset that is amortized on a
straight-line basis over a weighted-average period of approximately
8.5

years as of December 26, 2020.

Amortization expense related to definite-lived intangible assets for the years ended

December 26, 2020, December
28, 2019 and December 29, 2018 was $
105.9

million, $
108.3

million and $
75.3

million.

During the year ended
December 26, 2020, we recorded total impairment charges on intangible assets of approximately $
20.3

million.

The annual amortization expense expected to be recorded for existing intangibles assets for the years 2021 through
2025 is $
99.3

million, $
85.5

million, $
78.0

million, $
54.8

million and $
43.2

million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

92
Note 5 – Investments and Other

Investments and other consisted of the following:

December 26, December 28,
2020 2019
Investment in unconsolidated affiliates

$
169,382
$
164,659
Non-current deferred foreign, state and local income taxes

42,594
23,625
Notes receivable
(1)
34,760
43,544
Capitalized costs for internally generated software for resale

47,650
42,445
Security deposits

1,752
534
Acquisition-related indemnification

49,401
38,464
Other long-term assets

20,906
14,648
Total

$
366,445
$
327,919
(1) Long-term notes receivable carry interest rates ranging from
1
.0% to
14
.0%

and are due in varying installments through
September 30, 2027 .

Amortization expense related to other long-term assets for the years ended December

26, 2020, December 28, 2019
and December 29, 2018 was $
15.3

million, $
12.3

million and $
10.2

million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

93
Note 6 – Debt

Bank Credit Lines

Bank credit lines consisted of the following:

December 26, December 28,
2020 2019
Revolving credit agreement $
-
$
-
Other short-term bank credit lines
73,366
23,975
Total $
73,366
$
23,975

Revolving Credit Agreement

On
April 18, 2017
, we entered into a $
750

million revolving credit agreement (the “Credit Agreement”), which matures in April 2022.

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

As of December 26, 2020 and December 28, 2019, we had
no

borrowings on this
revolving credit facility.

As of December 26, 2020 and December 28, 2019, there

were $
9.5

million and $
9.6
million of letters of credit, respectively,

provided to third parties under the credit facility.

On April 17, 2020, we amended the Credit Agreement to, among other things, (i) modify the financial covenant
from being based on total leverage ratio to net leverage ratio, (ii) adjust the pricing grid to reflect the net leverage
ratio calculation, and (iii) increase the maximum maintenance leverage ratio through March 31, 2021.

364-Day Credit Agreement

On
April 17, 2020
, we entered into a new $
700

million
364
-day credit agreement, with JPMorgan Chase Bank,
N.A. and U.S. Bank National Association as joint lead arrangers and joint bookrunners.

This facility matures on
April 16, 2021
.

As of December 26, 2020, we had
no

borrowings under this credit facility.

We have the ability to
borrow up to an additional $
200

million, from the original facility amount of $
700

million, under this credit facility
on a revolving basis as needed, subject to the terms and conditions of the credit agreement.

The interest rate for
borrowings under this facility will fluctuate based on our net leverage ratio. At December 26, 2020, the interest rate on this facility was 2.50%. The proceeds from this facility can be used for working capital requirements and general corporate purposes, including, but not limited to, permitted refinancing of existing indebtedness
.

Under the
terms of this agreement, we are prohibited from repurchasing our common stock until we report our financial
results for the second quarter of 2021.

Other Short-Term Credit

Lines

As of December 26, 2020 and December 28, 2019, we had various other short-term bank credit lines available, of
which $
73.4

million and $
24.0

million, respectively, were outstanding.

At December 26, 2020 and December 28,
2019, borrowings under all of these credit lines had a weighted average interest rate of
4.14
% and
3.45
%,
respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

94
Long-term debt

Long-term debt consisted of the following:

December 26, December 28,
2020 2019
Private placement facilities

$
613,498
$
621,274
U.S. trade accounts receivable securitization
-
100,000
Note payable due in
2025

with an interest rate of
3.1
%
at December 26, 2020
1,554
-
Various

collateralized and uncollateralized loans payable with interest, in varying installments through
2023

at interest rates
ranging from
2.62
% to
4.27
% at December 26, 2020 and
ranging from
2.56
% to
10.5
% at December 28, 2019
4,596
6,089
Finance lease obligations (see Note 7)

5,961
5,394
Total

625,609
732,757
Less current maturities

(109,836)
(109,849)
Total long-term debt

$
515,773
$
622,908

Private Placement Facilities

Our private placement facilities, with three insurance companies, have a total facility amount of $
1

billion, and are
available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from
time to time through
June 23, 2023
.

The facilities allow us to issue senior promissory notes to the lenders at a fixed
rate based on an agreed upon spread over applicable treasury notes at the time of issuance.

The term of each
possible issuance will be selected by us and can range from five to
15 years

(with an average life no longer than
12
years
).

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

On June 23, 2020, we amended the private placement facilities to, among other things, (i) temporarily modify the financial covenant from being based on total leverage ratio to net leverage ratio until March 31, 2021, (ii) increase the maximum maintenance leverage ratio through March 31, 2021, but with a 1.00% interest rate increase on the outstanding notes if the net leverage ratio exceeds 3.0x, which will remain in effect until we deliver financials for a four-quarter period ending on or after June 30, 2021 showing compliance with the total leverage ratio requirement, and (iii) make certain other changes conforming to the Credit Agreement, dated as of April 18, 2017, as amended.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

95
The components of our private placement facility borrowings as of December 26, 2020 are presented in the
following table (in thousands):

Amount of
Date of

Borrowing
Borrowing

Borrowing Outstanding Rate Due Date
January 20, 2012

(1)
$
14,286
3.09
% January 20, 2022
January 20, 2012
50,000
3.45
January 20, 2024
December 24, 2012
50,000
3.00
December 24, 2024
June 2, 2014
100,000
3.19
June 2, 2021
June 16, 2017
100,000
3.42
June 16, 2027
September 15, 2017
100,000
3.52
September 15, 2029
January 2, 2018
100,000
3.32
January 2, 2028
September 2, 2020

(2)
100,000
2.35
September 2, 2030
Less: Deferred debt issuance costs
(788)
$
613,498
(1)

Annual

repayments of approximately $
7.1

million for this borrowing commenced on
January 20, 2016
.
(2)

On
September 2, 2020
, we refinanced our $
100

million private placement borrowing at
3.79
%, originally due on September 2, 2020,
with a similar
10-year borrowing

at
2.35
% maturing on
September 2, 2030
.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to
three years
.

Our current facility, which has a purchase limit of $
350

million, was scheduled to expire on
April 29, 2022
.

On
June 22, 2020, the expiration date for this facility was extended to
June 12, 2023

and was amended to adjust certain
covenant levels for 2020.

As of December 26, 2020 and December 28, 2019, the borrowings outstanding under this
securitization facility were $
0.0

million and $
100

million, respectively.

At December 26, 2020, the interest rate on
borrowings under this facility was based on the asset-backed commercial paper rate of
0.22
% plus
0.95
%, for a
combined rate of
1.17
%.

At December 28, 2019, the interest rate on borrowings under

this facility was based on
the asset-backed commercial paper rate of
1.90
% plus
0.75
%, for a combined rate of
2.65
%.

If our accounts receivable collection pattern changes due to customers either paying late or not making payments,
our ability to borrow under this facility may be reduced.

We are required to pay a commitment fee of
25

to
45

basis points depending upon program utilization.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

96
As of December 26, 2020,

the aggregate amounts of long-term debt, including finance lease obligations and net of
deferred debt issuance costs of $
0.8

million, maturing in each of the next five years and thereafter are as follows:

2021

$
109,836
2022

11,607
2023

1,916
2024

100,303
2025

1,839
Thereafter

400,108
Total

$
625,609

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

97
Note 7 – Leases

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment.

Our leases have remaining terms of less than
one year

to approximately
16 years
, some of
which may include options to extend the leases for
up to 10 years
.

The components of lease expense were as
follows:
Years

Ended
December 26, December 28,
2020 2019
Operating lease cost:

(1) (2)
$
86,800
$
88,246
Finance lease cost:
Amortization of right-of-use assets

2,209
1,154
Interest on lease liabilities
115
131
Total finance

lease cost
$
2,324
$
1,285
(1) Includes variable lease expenses.
(2) Operating lease cost for each of the years ended December 26, 2020, and December 28, 2019, includes amortization of right-of-use assets of $
0.6

million, related to facility leases recorded in “Restructuring costs” within our consolidated statements of income.

Supplemental balance sheet information related to leases is as follows:
Years

Ended
December 26, December 28,
2020 2019
Operating Leases:
Operating lease right-of-use assets $
288,847
$
231,662
Current operating lease liabilities
64,716
65,349
Non-current operating lease liabilities
238,727
176,267
Total operating lease liabilities $
303,443
$
241,616
Finance Leases:
Property and equipment, at cost $
10,683
$
10,268
Accumulated depreciation
(4,277)
(4,581)
Property and equipment, net of accumulated depreciation $
6,406
$
5,687
Current maturities of long-term debt $
2,420
$
1,736
Long-term debt
3,541
3,658
Total finance

lease liabilities
$
5,961
$
5,394
Weighted Average

Remaining Lease Term in

Years:
Operating leases
7.5
5.5
Finance leases
4.3
5.0
Weighted Average

Discount Rate:
Operating leases
2.8
%
3.4
%
Finance leases
1.9
%
2.2
%

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

98
Supplemental cash flow information related to leases is as follows:
Years

Ended
December 26, December 28,
2020 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases $
76,985
79,699
Operating cash flows for finance leases
101
99
Financing cash flows for finance leases
2,148
1,413
Right-of-use assets obtained in exchange for lease obligations:
Operating leases

$
120,148
297,800
Finance leases
2,947
2,940

Maturities of lease liabilities are as follows:
December 26, 2020
Operating Finance
Leases Leases
2021 $
71,801
$
2,503
2022
58,049
1,542
2023
40,670
596
2024
28,899
327
2025
26,147
305
Thereafter
110,228
920
Total future

lease payments
335,794
6,193
Less imputed interest
(32,351)
(232)
Total $
303,443
$
5,961

As of December 26, 2020, we have additional operating leases with total lease payments of $
13.5

million
for
buildings and vehicles

that have not yet commenced.

These operating leases will commence subsequent to
December 26, 2020, with lease terms of
two years

to
10 years
.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

99
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

The
components of the change in the Redeemable noncontrolling interests for the years ended December 26, 2020,
December 28, 2019 and December 29, 2018 are presented in the following table:

December 26, December 28, December 29,
2020 2019 2018
Balance, beginning of period

$
287,258
$
219,724
$
465,585
Decrease in redeemable noncontrolling interests due to
redemptions

(17,241)
(2,270)
(287,767)
Increase in redeemable noncontrolling interests due to
business acquisitions
28,387
74,865
4,655
Net income attributable to redeemable noncontrolling interests

13,363
14,838
15,327
Dividends declared

(12,631)
(10,264)
(8,206)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests

(4,279)
(2,335)
(11,330)
Change in fair value of redeemable securities

32,842
(7,300)
41,460
Balance, end of period

$
327,699
$
287,258
$
219,724

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

100
Note 9 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S.

GAAP,

are excluded from net income as
such amounts are recorded directly as an adjustment to stockholders’

equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

December 26, December 28, December 29,
2020 2019 2018
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment

$
(24,617)
$
(20,338)
$
(18,595)
Attributable to noncontrolling interests:
Foreign currency translation adjustment

$
235
$
(531)
$
(426)
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(76,565)
$
(143,172)
$
(234,799)
Unrealized loss from foreign currency hedging activities

(11,488)
(4,032)
(156)
Unrealized investment gain (loss)
1
6
(6)
Pension adjustment loss

(20,032)
(20,175)
(13,810)
Accumulated other comprehensive loss

$
(108,084)
$
(167,373)
$
(248,771)
Total Accumulated

other comprehensive loss

$
(132,466)
$
(188,242)
$
(267,792)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

December 26, December 28, December 29,
2020 2019 2018
Net income

$
419,423
$
719,138
$
562,126
Foreign currency translation gain (loss)
63,094
(4,070)
(136,356)
Tax effect

-
-
-
Foreign currency translation gain (loss)
63,094
(4,070)
(136,356)
Unrealized gain (loss) from foreign currency hedging activities

(10,224)
(4,911)
1,022
Tax effect

2,768
1,035
(396)
Unrealized gain (loss) from foreign currency hedging activities

(7,456)
(3,876)
626
Unrealized investment gain (loss)
(6)
14
(3)
Tax effect

1
(2)
-
Unrealized investment gain (loss)
(5)
12
(3)
Pension adjustment gain (loss)

(533)
(7,730)
4,212
Tax effect

676
1,806
(1,179)
Pension adjustment gain (loss)

143
(5,924)
3,033
Comprehensive income

$
475,199
$
705,280
$
429,426

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

101
Our financial statements are denominated in the U.S. Dollar currency.

Fluctuations in the value of foreign
currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The
foreign currency translation gain (loss) during the years ended December

26, 2020, December 28, 2019 and
December 29, 2018 was impacted by changes in foreign currency exchange rates of the Euro, Brazilian Real,
British Pound and Australian Dollar
.

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

December 26, December 28, December 29,
2020 2019 2018
Comprehensive income attributable to
Henry Schein, Inc.

$
463,083
$
682,724
$
417,177
Comprehensive income attributable to
noncontrolling interests

3,032
9,827
3,432
Comprehensive income attributable to
Redeemable noncontrolling interests

9,084
12,729
8,817
Comprehensive income

$
475,199
$
705,280
$
429,426

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

102
Debt

The fair value of our debt (including bank credit lines) is classified as

Level 3 within the fair value hierarchy and as
of December 26, 2020 and December 28, 2019 was estimated at $
699.0

million and $
756.7

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

Our derivative instruments primarily include foreign currency forward agreements related to certain
intercompany loans, certain forecasted inventory purchase commitments with foreign suppliers and foreign
currency forward contracts to hedge a portion of our euro-denominated foreign operations which are designated as
net investment hedges;

and a total return swap for the purpose of economically hedging our unfunded non-qualified
SERP and our DCP.

The fair values for the majority of our foreign currency derivative contracts are obtained by comparing our contract
rate to a published forward price of the underlying market rates, which is based on market rates for comparable
transactions and are classified within Level 2 of the fair value hierarchy.

See
Note 16 – Derivatives and Hedging
Activities

for additional information.

Redeemable noncontrolling interests

The values for Redeemable noncontrolling interests are classified within

Level 3 of the fair value hierarchy and are
based on recent transactions and/or implied multiples of earnings.

See
Note 8 – Redeemable Noncontrolling
Interests

for additional information.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

103
The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring
basis classified under the appropriate level of the fair value hierarchy as of

December 26, 2020 and December 28,
2019:
December 26, 2020
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts

$
-
$
1,868
$
-
$
1,868
Total return

swaps
-
1,565
-
1,565
Total assets

$
-
$
3,433
$
-
$
3,433
Liabilities:
Derivative contracts

$
-
$
11,765
$
-
$
11,765
Total liabilities

$
-
$
11,765
$
-
$
11,765
Redeemable noncontrolling interests

$
-
$
-
$
327,699
$
327,699
December 28, 2019
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts

$
-
$
567
$
-
$
567
Total assets

$
-
$
567
$
-
$
567
Liabilities:
Derivative contracts

$
-
$
5,795
$
-
$
5,795
Total liabilities

$
-
$
5,795
$
-
$
5,795
Redeemable noncontrolling interests

$
-
$
-
$
287,258
$
287,258

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

104
Note 11 – Business Acquisitions and Divestitures

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition
dates.

We completed acquisitions during the year ended December 26, 2020, which were immaterial to our financial statements individually.

In the aggregate, these transactions resulted in consideration of $
57.8

million in 2020
related to business combinations, for net assets amounting to $
32.8

million.

As of December 26, 2020, we had
recorded $
36.9

million of identifiable intangibles, $
23.9

million of goodwill and $
26.4

million of non-controlling
interest, related to these acquisitions.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if
certain financial targets are met.

We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition,

none of which are material.

Any adjustments to these accrual
amounts are recorded in our consolidated statements of income.

For the years ended December 26, 2020,
December 28, 2019 and December 29, 2018, there were no material adjustments recorded in our consolidated
statement of income relating to changes in estimated contingent purchase price liabilities.

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
of approximately $
250.2

million, net of taxes of approximately $
63.4

million.

In the fourth quarter of 2020 we
received contingent proceeds of $
2.1

million from the 2019 sale of Hu-Friedy resulting in the recognition of an additional after-tax gain of $1.6 million.

For the years ended December 28, 2019 and December 29,

2018, we
recognized approximately $
6.0

million and $
10.4

million of equity in earnings from these affiliates.

Acquisition Costs

During the years ended December 26, 2020, December 28, 2019, and December

29, 2018 we incurred $
5.9

million,
$
4.5

million and $
7.3

million in acquisition costs from continuing operations.

In February 2019, we completed the Animal Health Spin-off.

During the years ended December 26, 2020,
December 28, 2019, and December 29, 2018, we incurred $
0.1

million, $
23.6

million and $
38.9

million in
transaction costs associated with this transaction.

We

do not expect to incur additional spin-off related transaction costs after December 26, 2020.

All transaction costs related to the Animal Health Spin-off have been included in
results from discontinued operations.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

105
Note 12 – Plans of Restructuring

On July 9, 2018, we committed to an initiative to rationalize our operations and provide expense
efficiencies.

These actions allowed us to execute on our plan to reduce our cost structure and fund new initiatives
to drive growth under our 2018 to 2020 strategic plan.

This initiative resulted in the elimination of approximately
4
% of our workforce and the closing of certain facilities.

On November 20, 2019, we committed to a contemplated initiative, intended to mitigate stranded costs associated
with the Animal Health Spin-off and to rationalize operations and to provide expense efficiencies.

These activities
were originally expected to be completed by the end of 2020.

As a result of the business environment brought on
by the COVID-19 pandemic, we are continuing our restructuring activities into 2021. We are currently unable in
good faith to make a determination of an estimate of the amount or range of amounts expected to be incurred in
connection with these activities in 2021, both with respect to each major type of cost associated therewith and with
respect to the total cost, or an estimate of the amount or range of amounts that will result in future cash
expenditures.

During the years ended December 26, 2020, December 28, 2019, and December

29, 2018 we recorded restructuring
charges of $
32.1

million, $
14.7

million and $
54.4

million, respectively.

The costs associated with these
restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of
income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during our
2020, 2019 and 2018 fiscal years and the remaining accrued balance of restructuring costs as of December 26,
2020, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:
Facility
Severance Closing
Costs Costs Other Total
Balance, December 30, 2017

$
3,087
$
1,315
$
24
$
4,426
Provision

50,197
3,153
1,017
54,367
Payments and other adjustments

(23,320)
(2,865)
(883)
(27,068)
Balance, December 29, 2018

$
29,964
$
1,603
$
158
$
31,725
Provision

13,741
937
27
14,705
Payments and other adjustments

(30,794)
(1,714)
(112)
(32,620)
Balance, December 28, 2019

$
12,911
$
826
$
73
$
13,810
Provision

25,855
5,878
360
32,093
Payments and other adjustments

(26,152)
(6,309)
(329)
(32,790)
Balance, December 26, 2020

$
12,614
$
395
$
104
$
13,113

The following table shows,

by reportable segment, the amounts expensed and paid for restructuring costs that were
incurred during our 2020, 2019 and 2018 fiscal years and the remaining accrued balance of restructuring costs as of
December 26, 2020:
Technology

and
Health Care Value-Added
Distribution Services Total
Balance, December 30, 2017

$
4,426
$
-
$
4,426
Provision

50,824
3,543
54,367
Payments and other adjustments

(24,959)
(2,109)
(27,068)
Balance, December 29, 2018

$
30,291
$
1,434
$
31,725
Provision

13,935
770
14,705
Payments and other adjustments

(30,853)
(1,767)
(32,620)
Balance, December 28, 2019

$
13,373
$
437
$
13,810
Provision

30,935
1,158
32,093
Payments and other adjustments

(31,484)
(1,306)
(32,790)
Balance, December 26, 2020

$
12,824
$
289
$
13,113

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

106
Note 13 – Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Henry Schein, Inc. by the weighted-
average number of common shares outstanding for the period.

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

Years

Ended
December 26, December 28, December 29,
2020 2019 2018
Basic

142,504
147,817
152,656
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units

900
1,440
1,051
Diluted

143,404
149,257
153,707

Note 14 – Income Taxes

Income before taxes and equity in earnings of affiliates was as follows:

Years

ended
December 26, December 28, December 29,
2020 2019 2018
Domestic

$
430,838
$
507,003
$
405,289
Foreign

69,057
173,304
131,547
Total

$
499,895
$
680,307
$
536,836

The provisions for income taxes were as follows:
Years

ended
December 26, December 28, December 29,
2020 2019 2018
Current income tax expense:
U.S. Federal

$
82,912
$
93,418
$
71,854
State and local

24,640
28,150
22,533
Foreign

40,799
42,004
38,433
Total current

148,351
163,572
132,820
Deferred income tax expense (benefit):
U.S. Federal

(18,032)
5,633
206
State and local

(4,889)
1,597
(1,622)
Foreign

(30,056)
(11,287)
(23,972)
Total deferred

(52,977)
(4,057)
(25,388)
Total provision

$
95,374
$
159,515
$
107,432

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

107
The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:
Years

Ended
December 26, December 28,
2020 2019
Deferred income tax asset:
Investment in partnerships $
(6,294)
$
1,420
Net operating losses and other carryforwards
64,297
43,663
Inventory, premium

coupon redemptions and accounts receivable
valuation allowances

56,668
23,808
Stock-based compensation

4,858
14,075
Uniform capitalization adjustment to inventories
6,895
7,259
Operating lease right of use asset
74,674
56,780
Other asset

49,260
33,311
Total deferred income

tax asset

250,358
180,316
Valuation

allowance for deferred tax assets
(1)
(40,496)
(20,699)
Net deferred income tax asset
209,862
159,617
Deferred income tax liability
Intangibles amortization
(118,165)
(135,754)
Operating lease liability
(71,343)
(54,672)
Property and equipment
(7,820)
(10,555)
Total deferred tax

liability
(197,328)
(200,981)
Net deferred income tax asset (liability) $
12,534
$
(41,364)
(1)
Primarily relates to operating losses , the benefits of which are uncertain.

Any future reductions of such valuation allowances will be
reflected as a reduction of income tax expense.
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

As of December 26, 2020, we had federal, state, and foreign net operating loss carryforwards of approximately
$
29.8

million, $
31.6

million and $
200.5

million, respectively. The federal, state and foreign net operating loss carryforwards will begin to expire in various years from
2024

through
2040
.

The amounts of state and foreign net
operating losses that can be carried forward indefinitely are $
10.6

million and $
199.3

million, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

108

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:
Years

ended
December 26, December 28, December 29,
2020 2019 2018
Income tax provision at federal statutory rate

$
104,977
$
142,865
$
112,735
State income tax provision, net of federal income tax effect

13,015
16,539
15,872
Foreign income tax benefit
(428)
(4,580)
(2,558)
Pass-through noncontrolling interest

(2,681)
(3,931)
(2,700)
Valuation

allowance

659
(79)
2,017
Unrecognized tax benefits and audit settlements
(17,722)
3,671
2,126
Interest expense related to loans

(11,098)
(5,498)
(11,700)
Excess tax benefits related to stock compensation

778
(86)
(1,008)
Transition tax on deemed repatriation of

foreign earnings

-
-
(10,000)
Revaluation of deferred tax assets and liabilities

-
-
(1,676)
Tax on global

intangible low-taxed income ("GILTI")
2,365
3,917
7,599
Tax benefit related

to legal entity reorganization outside the U.S.
(5,823)
-
(13,852)
Tax charge

related to reorganization of legal entities related

to forming Henry Schein One

-
-
3,914
Tax charge

(credit) related to reorganization of legal entities
completed in preparation for the Animal Health spin-off
-
(1,333)
3,135
Other

11,332
8,030
3,528
Total income

tax provision

$
95,374
$
159,515
$
107,432

For the year ended December 26, 2020, our effective tax rate was
19.1
% compared to
23.4
% for the prior year
period.

Our effective tax rate in 2020 was primarily impacted by an Advance Pricing

Agreement (“APA”) with the
U.S Internal Revenue Service (the “IRS”) in the U.S., other audit resolutions,

state and foreign income taxes and
interest expense. The positive effect of the APA and the other audit resolutions are not expected to be recurring and, as a result, we expect our effective tax rate in future periods to be higher.

In 2019, our effective tax rate of
23.4
% was primarily impacted by state and foreign income taxes and interest expense.

In 2018, our effective tax rate of
20.0
% was primarily impacted by a reduction in the estimate of our transition tax associated with the Tax Act, tax charges and credits associated with legal entity reorganizations outside the U.S., and state and foreign income taxes and interest expense.

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
30
% of adjusted taxable income to
50
% of adjusted taxable income for years beginning in 2019 and 2020.

The
CARES Act eliminated the NOL income limitation for years beginning before 2021 and it extended the carryback
period to five years for losses incurred in 2018, 2019 and 2020.

We have analyzed the income tax provisions of the
CARES Act and have accounted for the impact in the year ended December 26,

2020, which did not have a
material impact on our consolidated financial statements.

There are certain other non-income tax benefits available
to us under the CARES Act that require further clarification or interpretation that may affect our consolidated
financial statements in the future.

On December 27, 2020, the Consolidated Appropriations Act was

enacted into
law and extended certain non-income tax benefits under the CARES

Act.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

109
On July 20, 2020, the IRS issued final regulations related to the Tax Act.

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
35
% to
21
%, modification of accelerated depreciation, the repeal of the domestic manufacturing
deduction and changes to the limitations of the deductibility of interest.

Additionally, the Tax

Act moved from a
global tax regime to a modified territorial regime, which requires U.S. companies to pay a mandatory one-time
transition tax on historical offshore earnings that have not been repatriated to the U.S.

The transition tax is payable
over eight years.

In the fourth quarter of 2017, we recorded provisional amounts for any items that could be
reasonably estimated at the time.

This included the one-time transition tax that we estimated to be $
140.0

million
and a net deferred tax expense of $
3.0

million attributable to the revaluation of deferred taxes due to the lower enacted federal income tax rate of 21%.

We completed our analysis in the year ended December 29, 2018 and recorded a net $
10.0

million reduction to the one-time transition tax and an additional $
1.7

million net deferred tax
benefit from the revaluation of deferred

taxes to reflect the new tax rate.
Within our consolidated balance sheets, transition tax of $
9.9

million was included in “Accrued taxes” for 2020 and
2019 and $
74.5

million and $
94.9

million were included in “Other liabilities” for 2020 and 2019, respectively.

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

We recorded a current
tax expense for the GILTI provision of $
2.4

million $
3.9

million and $
7.6

million for 2020, 2019, and 2018,
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

The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our consolidated
balance sheets as of December 26, 2020 was approximately $
84.0

million, of which $
70.1

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

All tax returns audited by the
IRS are officially closed through 2011 and 2014 through 2016.

All IRS audit fieldwork has been completed for the

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

110
years 2012 and 2013.

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

In the fourth quarter of 2020, we
reached a favorable resolution with the IRS relating to select audit years.

The total amounts of interest and penalties are classified as a component of the provision for income taxes.

The
amount of tax interest expense (credit) was approximately $(
3.3
) million, $
2.2

million, and $
3.6

million in 2020,
2019 and 2018, respectively.

The total amount of accrued interest is included in “Other liabilities”, and was approximately $
14.0

million as of December 26, 2020 and $
18.0

million as of December 28, 2019.

No

penalties
were accrued for the periods presented.

The following table provides a reconciliation of unrecognized tax benefits:

December 26, December 28, December 29,
2020 2019 2018
Balance, beginning of period

$
91,100
$
77,800
$
83,200
Additions based on current year tax positions

4,900
4,900
5,000
Additions based on prior year tax positions

7,900
17,300
9,400
Reductions based on prior year tax positions

(1,000)
(1,000)
(1,600)
Reductions resulting from settlements with taxing authorities

(18,600)
(4,200)
(1,600)
Reductions resulting from lapse in statutes of limitations

(14,300)
(3,700)
(16,600)
Balance, end of period

$
70,000
$
91,100
$
77,800

Note 15 – Concentrations of Risk

Certain financial instruments potentially subject us to concentrations of credit risk.

These financial instruments
consist primarily of cash equivalents, trade receivables, long-term investments,

notes receivable and derivative
instruments.

In all cases, our maximum exposure to loss from credit

risk equals the gross fair value of the financial
instruments.

We routinely maintain cash balances at financial institutions in excess of insured amounts. We have not experienced any loss in such accounts and we manage this risk through maintaining cash deposits and other
highly liquid investments in high quality financial institutions.

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

For the year ended
December 26, 2020, two customers accounted for slightly more than
3
% of our net sales from continuing
operations.

For the year ended December 28, 2019, one customer accounted for slightly less than
2
% of our net
sales from continuing operations.

With respect to our sources of supply, our top 10 health care distribution suppliers from continuing operations and our single largest supplier from continuing operations accounted for
approximately
30
% and
4
%, respectively, of our aggregate purchases in 2020 and approximately
31
% and
6
%,
respectively, of our aggregate purchases in 2019.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

111

Our long-term notes receivable primarily represent strategic financing arrangements with certain industry affiliates
and amounts owed to us from sales of certain businesses.

Generally, these notes are secured by certain assets of the
counterparty; however, in most cases our security is subordinate to other commercial financial institutions.

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

The aggregate
notional value of this net investment hedge, which matures on
November 16, 2023
, is approximately €
200

million.

During the years ended December 26, 2020 and December 28, 2019 we recognized approximately $
4.7

million and
$
0.6

million, respectively, of interest savings as a result of this net investment hedge.

On
March 20, 2020
,
we entered into a total return swap for the purpose of economically hedging our unfunded non-
qualified SERP and DCP. This swap will offset changes in our SERP and DCP liabilities.

At the inception, the
notional value of the investments in these plans was $
43.4

million.

At December 26, 2020, the notional value of
the investments in these plans was $
67.6

million.

At December 26, 2020, the financing rate for this swap is based on LIBOR of
0.15
% plus
0.38
%, for a combined rate of
0.53
%.

From March 20, 2020, the effective date of the
swap, to December 26, 2020, we have recorded a gain, within the selling,

general and administrative line item in
our consolidated statement of income, of approximately $
21.2

million, net of transaction costs, related to this
undesignated swap for the year ended December 26, 2020.

This gain was partially offset by the change in fair
value adjustment of $
10.6

million in the SERP and the DCP, which occurred prior to the inception of the swap on
March 20, 2020.

This swap is expected to be renewed on an annual basis and

is expected to result in a neutral
impact to our results of operations.

See
Note 19 – Employee Benefit Plans

for additional information.

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

112
Note 17 – Revenue from Contracts with Customers

Revenue (Net sales) is recognized in accordance with the policies discussed in
Note 1 – Significant Accounting
Policies
.

Disaggregation of Net sales

The following table disaggregates our Net sales by reportable segment and geographic area:

Year

Ended

December 26, 2020
North America International Global
Revenues:
Health care distribution
Dental

$
3,471,521
2,441,072
5,912,593
Medical

3,514,670
102,347
3,617,017
Total health care distribution
6,986,191
2,543,419
9,529,610
Technology

and value-added services
446,830
67,428
514,258
Total excluding

Corporate TSA revenues

(1)
7,433,021
2,610,847
10,043,868
Corporate TSA revenues

(1)
-
75,273
75,273
Total revenues

$
7,433,021
$
2,686,120
$
10,119,141
Year

Ended
December 28, 2019
North America International Global
Revenues:
Health care distribution
Dental

$
3,911,746
2,504,119
6,415,865
Medical

2,894,137
79,449
2,973,586
Total health care distribution
6,805,883
2,583,568
9,389,451
Technology

and value-added services
445,317
69,768
515,085
Total excluding

Corporate TSA revenues

(1)
7,251,200
2,653,336
9,904,536
Corporate TSA revenues

(1)
4,098
77,169
81,267
Total revenues

$
7,255,298
$
2,730,505
$
9,985,803
(1) Corporate TSA revenues represents sales of certain animal health products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which ended in December 2020.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

113
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

Years

Ended
December 26, December 28, December 29,
2020 2019 2018
Net Sales:
Health care distribution
(1)
Dental

$
5,912,593
$
6,415,865
$
6,347,998
Medical

3,617,017
2,973,586
2,661,166
Total health care distribution
9,529,610
9,389,451
9,009,164
Technology

and value-added services
(2)
514,258
515,085
408,439
Total excluding

Corporate TSA revenues
10,043,868
9,904,536
9,417,603
Corporate TSA revenues
(3)
75,273
81,267
-
Total

$
10,119,141
$
9,985,803
$
9,417,603
(1)
Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, personal protective equipment and vitamins.
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
(3) Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which ended in December 2020.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

114
Years

ended
December 26, December 28, December 29,
2020 2019 2018
Operating Income:
Health care distribution

$
436,173
$
591,404
$
490,988
Technology

and value-added services

99,130
126,857
109,631
Total

$
535,303
$
718,261
$
600,619
Income from continuing operations before

taxes

and equity in earnings of affiliates:
Health care distribution

$
400,343
$
553,181
$
429,429
Technology

and value-added services

99,552
127,126
107,407
Total

$
499,895
$
680,307
$
536,836
Depreciation and Amortization:
Health care distribution

$
142,712
$
146,960
$
122,767
Technology

and value-added services

42,826
37,982
20,863
Total

$
185,538
$
184,942
$
143,630
Interest Income:
Health care distribution

$
9,736
$
15,352
$
15,106
Technology

and value-added services

106
405
385
Total

$
9,842
$
15,757
$
15,491
Interest Expense:
Health care distribution

$
41,307
$
50,666
$
76,006
Technology

and value-added services

70
126
10
Total

$
41,377
$
50,792
$
76,016
Income Tax

Expense:
Health care distribution

$
71,206
$
129,381
$
53,660
Technology

and value-added services

24,168
30,134
53,772
Total

$
95,374
$
159,515
$
107,432
Purchases of Fixed Assets:
Health care distribution

$
43,511
$
69,095
$
68,577
Technology

and value-added services

5,318
7,124
2,706
Total

$
48,829
$
76,219
$
71,283
As of
December 26, December 28, December 29,
2020 2019 2018
Total

Assets:
Health care distribution

$
6,503,089
$
5,821,468
$
5,288,662
Technology

and value-added services

1,269,443
1,329,633
995,192
Discontinued operations
-
-
2,216,673
Total

$
7,772,532
$
7,151,101
$
8,500,527

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

115
The following table presents information about our operations by geographic area as of and for the three years
ended December 26, 2020.

Net sales by geographic area are based on the respective locations of our subsidiaries.

No country, except for the United States, generated net sales greater than
10
% of consolidated net sales.

There
were no material amounts of sales or transfers among geographic areas and there were no material amounts of
export sales.
2020 2019 2018
Net Sales
Long-Lived
Assets Net Sales
Long-Lived
Assets Net Sales
Long-Lived
Assets
United States

$
7,090,206
$
2,362,823
$
6,876,194
$
2,400,733
$
6,411,558
$
1,753,697
Other

3,028,935
1,251,849
3,109,609
1,195,947
3,006,045
1,017,584
Consolidated total

$
10,119,141
$
3,614,672
$
9,985,803
$
3,596,680
$
9,417,603
$
2,771,281

Note 19 – Employee Benefit Plans

Stock-based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $
8.8
million ($
7.1

million after-tax) for the year ended December 26, 2020, and pre-tax share-based expense of $
44.9
million ($
34.4

million after-tax) and $
32.6

million ($
25.3

million after-tax) for the years ended December 28, 2019
and December 29, 2018.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an
adjustment to reconcile net income to net cash provided by operating activities for all periods presented.

In the
accompanying consolidated statements of cash flows, there were no

benefits associated with tax deductions in
excess of recognized compensation as a cash inflow from financing activities for the years ended December 26,
2020, December 28, 2019 and December 29, 2018.

Stock-based compensation represents the cost related to stock-based awards granted to employees and non-
employee directors.

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

As of December
26, 2020, there were
65,243

shares authorized and
5,812

shares available to be granted under the 2020 Stock
Incentive Plan and
1,893

shares authorized and
265

shares available to be granted under the 2015 Non-Employee
Director Stock Incentive Plan.

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

116
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
1.2633
, along with a corresponding decrease

in our price per share.

We record deferred income tax assets for awards that will result in future deductions on our income tax returns based on the amount of compensation cost recognized and our statutory tax rate in the jurisdiction in which we will
receive a deduction.

Stock-based compensation grants for the three years ended December 26,

2020 consisted of restricted stock/unit
grants.

Certain stock-based compensation granted may require us

to settle in the form of a cash payment.

During
the year ended December 26, 2020, we recorded a liability of $
0.8

million relating to the grant date fair value of
stock-based compensation to be settled in cash.

The weighted-average grant date fair value of stock-based awards granted before forfeitures was $
60.23
, $
56.83

and $
71.38

per share during the years ended December 26, 2020,
December 28, 2019 and December 29, 2018.

Total unrecognized compensation cost related to non-vested awards as of December 26, 2020 was $
42.2

million,
which is expected to be recognized over a weighted-average period of approximately
2.3

years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

117
A summary of the stock option activity under the Plans is presented below:

Years

Ended
December 26, December 28, December 29,
2020 2019 2018
Weighted

Weighted

Weighted

Average

Average

Average

Exercise Exercise Exercise
Shares Price Shares Price Shares Price
Outstanding at beginning of year

-
$
-
3 $
13.63
155
$
29.65
Granted

-
-
-
-
-
-
Exercised

-
-
(3)
13.63
(152)
29.81
Forfeited

-
-
-
-
-
-
Outstanding at end of year

-
$
-
-
$
-
3
$
17.22
Options exercisable at end of year

-
$
-
-
$
-
3
$
17.22

The following table represents the intrinsic values of:
As of
December 26, December 28, December 29,
2020 2019 2018
Stock options outstanding

$
-
$
-
$
121
Stock options exercisable

-
-
121

The total cash received as a result of stock option exercises for the year ended

December 29, 2018 was
approximately $
3.1

million.

In connection with these exercises, we did
no
t realize any tax benefits for the years
ended December 26, 2020, December 28, 2019 and December 29, 2018.

We settle employee stock option exercises
with newly issued common shares.

The total intrinsic value per share of restricted stock/units that vested was $
61.49
, $
64.31

and $
76.48

during the
years ended December 26, 2020, December 28, 2019 and December

29, 2018.

The following table summarizes the
status of our non-vested restricted stock/units for the year ended December

26, 2020:

Time-Based Restricted Stock/Units
Weighted Average

Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share
Outstanding at beginning of period

1,417
$
58.72
Granted

391
60.19
Vested

(298)
65.91
Forfeited

(51)
59.71
Outstanding at end of period

1,459
$
57.61
$
65.83
Performance-Based Restricted Stock/Units
Weighted Average

Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share
Outstanding at beginning of period

1,459
$
61.41
Granted

(954)
56.52
Vested

(327)
67.48
Forfeited

(42)
57.82
Outstanding at end of period

136
$
53.52
$
65.83

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

118
401(k) Plans

We offer

qualified 401(k) plans to substantially all our domestic full-time employees.

As determined by our Board
of Directors, matching contributions to these plans generally do not exceed
100
% of the participants’ contributions
up to
7
% of their base compensation, subject to applicable legal limits.

Matching contributions consist of cash and
were allocated entirely to the participants’ investment elections on file,

subject to a
20
% allocation limit to the
Henry Schein Stock Fund.

Due to the impact of COVID-19, as part of our initiative to generate cash savings,

we
suspended the matching contribution for the second half of 2020.

Forfeitures attributable to participants whose
employment terminates prior to becoming fully vested are used to reduce our matching contributions and offset
administrative expenses of the 401(k) plans.

Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to
choose from various investment fund options.

Matching contributions related to these plans charged to operations during the years ended December 26, 2020, December 28, 2019 and December

29, 2018 amounted to $
19.9

million,
$
34.9

million and $
35.0

million, respectively.

Supplemental Executive Retirement Plan

We offer

an unfunded, non-qualified SERP to eligible employees.

This plan generally covers officers and certain
highly compensated employees after they have reached the maximum

IRS allowed pre-tax 401(k) contribution
limit.

Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to
base compensation for the portion of the year in which such employees are not eligible to make pre-tax
contributions to the 401(k) plan.

Due to the impact of COVID-19, as part of our initiative to

generate cash savings,
we suspended contributions under the SERP for the second half of

2020.

The amounts charged to operations during
the years ended December 26, 2020, December 28, 2019 and December

29, 2018 amounted to $
2.8

million, $
4.0
million and $
0.4

million, respectively.

Please see
Note 16 – Derivatives and Hedging Activities

for additional
information.

Deferred Compensation Plan

During 2011, we began to offer DCP to a select group of management or highly compensated employees of the
Company and certain subsidiaries.

This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees.

The amounts charged (credited) to operations during the years ended December 26, 2020, December 28, 2019 and December 29, 2018 were approximately $
7.8

million, $
8.3
million and $
(2.3)

million, respectively.

Please see
Note 16 – Derivatives and Hedging Activities

for additional
information.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

119
Note 20 – Commitments and Contingencies

Purchase Commitments

In our health care distribution business, we sometimes enter into long-term purchase commitments to ensure the
availability of products for distribution.

Future minimum annual payments for inventory purchase commitments as
of December 26, 2020 were:

2021

$
208,200
2022

110,800
2023

-
2024

-
2025

-
Thereafter

-
Total minimum

inventory purchase commitment payments
$
319,000

Employment, Consulting and Non-Compete Agreements

We have definite-lived employment, consulting and non-compete agreements that have varying base aggregate annual payments for the years 2021 through 2025 and thereafter of approximately

$
16.9

million, $
6.8

million, $
1.0
million, $
0.9

million, $
0.9

million, and $
0.9

million, respectively.

We also have lifetime consulting agreements
that provide for current compensation of $
0.4

million per year, increasing $
25

every fifth year with the next
increase in 2022.

In addition, some agreements have provisions for additional

incentives and compensation.

Litigation

On August 31, 2012 ,
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

Archer alleges a
conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit
Archer’s distribution rights
.

On
August 1, 2017 ,
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
October 30, 2017 ,
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

120
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

On June 15, 2020, the
Supreme Court granted our petition for writ of certiorari, and denied Archer’s conditional petition for certiorari, and
thus the District Court proceedings remained stayed.

After briefing from the parties and several amici, the case was argued before the Supreme Court on December 8, 2020.

On January 25, 2021, the Supreme Court dismissed the
writ of certiorari as improvidently granted.

That action dissolved the stay the Supreme Court had previously granted, and thus the trial of the lawsuit may proceed.

The U.S. District Court for the Eastern District of Texas has
scheduled a Status Conference for February 19, 2021.

Patterson and the Danaher Defendants settled with Archer
and they have been dismissed from the case with prejudice.

Benco is still a defendant. We intend to defend
ourselves vigorously against this action.

On May 29, 2018
, an amended complaint was filed in the MultiDistrict Litigation (“MDL”)

proceeding In Re
National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804)

in an action entitled
The County of
Summit, Ohio et al
. v. Purdue Pharma, L.P.,

et al., Civil Action No. 1:18-op-45090-DAP (“County of

Summit
Action”), in the U.S. District Court for the Northern District of Ohio, adding Henry

Schein, Inc.,
Henry Schein
Medical Systems, Inc. and others as defendants
.

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

In addition to the County of Summit Action,
Henry Schein and/or one or more of its affiliated companies

have been
named as a defendant in multiple lawsuits (currently less than one-hundred and fifty (
150
)), which
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

Hospital District et. al.

The Florida court
gave plaintiffs until November 24, 2020 to replead their claims against Henry Schein.

On January 8, 2021, Henry
Schein filed a motion to dismiss the Amended Complaint. An action filed by Tucson Medical Center et

al. was
previously scheduled for trial beginning on June 1, 2021 but the court has vacated that trial date.

At this time, the
only case set for trial is the action filed by West Virginia

University Hospitals, Inc. et al., which is currently
scheduled for a non-jury liability trial on Plaintiffs’ public nuisance claims on November 1,

2021.

Of Henry
Schein’s 2020 revenue of approximately $
10.1

billion from continuing operations, sales of opioids represented less
than one-tenth of
1

percent.

Opioids represent a negligible part of our business.

We intend to defend ourselves
vigorously against these actions.

On September 30, 2019 , the
City of Hollywood Police Officers Retirement System, individually and on behalf of all others similarly situated
, filed a putative class action complaint for violation of the federal securities laws
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

121
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
November 15, 2019
,
Frank Finazzo

filed a putative shareholder derivative action on behalf of Henry

Schein,
Inc. against various present and former directors and officers of Henry Schein in the U.S. District Court for the
Eastern District of New York, Case No. 1:19-cv-6485-LDH-JO.

The named defendants in the action were Stanley
M. Bergman, Steven Paladino, Timothy J. Sullivan, Barry J. Alperin, Lawrence S. Bacow, Gerald A. Benjamin,
James P. Breslawski, Paul Brons, Shira Goodman, Joseph L. Herring, Donald J. Kabat, Kurt Kuehn, Philip A.
Laskawy, Anne H. Margulies, Karyn Mashima, Norman S. Matthews, Mark E. Mlotek, Carol Raphael, E. Dianne
Rekow, Bradley T. Sheares, and Louis W. Sullivan, with Henry Schein named as a nominal defendant.

The
Complaint asserted claims under the federal securities laws and state law relating to the allegations in the antitrust
actions, the In re Henry Schein, Inc. Securities Litigation, and the City of Hollywood

securities class action
described in our prior filings with the SEC and/or above.

The complaint sought declaratory, injunctive, and
monetary relief on behalf of Henry Schein.

On January 6, 2020, one of the two law firms that filed the Finazzo case filed another, virtually identical putative shareholder derivative action on behalf of Henry Schein against the
same defendants, asserting the same claims and seeking the same relief.

That case, captioned Mark Sloan v.
Stanley M. Bergman, et al., was also filed in the U.S. District Court for the Eastern

District of New York, Case No.
1:20-cv-0076.

On January 24, 2020, the court consolidated the Finazzo and Sloan cases under the new caption In
re Henry Schein, Inc. Derivative Litigation, No. 1:19-cv-06485-LDH-JO, and appointed the two law firms that filed
the Finazzo case as co-lead counsel for the consolidated action.

The parties agreed to a resolution of this matter
subject to various conditions, including court approval.

The settlement involves the adoption of certain procedures
but does not involve the payment of any money except a fee to the plaintiffs’ attorneys that is immaterial.

After the
court referred the motion to approve the settlement to a Magistrate Judge,

the parties consented to having the case
assigned to the Magistrate Judge for all purposes.

The Magistrate Judge to which the matter was ultimately
assigned held a fairness hearing and issued an order and judgment approving the settlement.

The order and
judgment approving the settlement have become final.

On February 5, 2021, Jack Garnsey filed a putative shareholder derivative action on behalf of Covetrus, Inc. in the
U.S. District Court for the Eastern District of New York, naming as defendants Benjamin Shaw, Christine T.
Komola, Steven Paladino, Betsy Atkins, Deborah G. Ellinger, Sandra L. Helton, Philip A. Laskaway, Mark J.
Manoff, Edward M. McNamara, Ravi Sachdev, David E. Shaw, Benjamin Wolin,

and Henry Schein, Inc., with
Covetrus, Inc. named as a nominal defendant.

The complaint alleges that the individual defendants breached their
fiduciary duties under state law in connection with the same allegations asserted in the City of Hollywood securities
class action described above and further alleges that Henry Schein aided and abetted such breaches. The complaint
also asserts claims for contribution under the federal securities laws against

Henry Schein and other defendants,
also arising out of the allegations in the City of Hollywood lawsuit.

The complaint seeks declaratory, injunctive,
and monetary relief. We intend to defend ourselves vigorously against this action.

From time to time, we may become a party to other legal proceedings,

including, without limitation, product
liability claims, employment matters, commercial disputes, governmental inquiries and investigations (which may

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

122
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

As of December 26, 2020, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

Note 21 – Quarterly Information (Unaudited)

The following tables present certain quarterly financial data:

Quarters ended
March 28, June 27, September 26, December 26,
2020 2020 2020 2020
Net sales

$
2,428,871
$
1,684,399
$
2,840,146
$
3,165,725
Gross profit

746,039
454,294
754,299
859,711
Restructuring costs
(1)
4,787
15,934
6,992
4,380
Operating income (loss)

173,865
(7,433)
187,671
181,200
Net gain on sale of equity investments
(2)
-
-
-
1,572
Net income (loss) from continuing operations
133,847
(13,852)
151,813
146,629
Amounts attributable to Henry Schein, Inc.

from continuing operations:
Net income (loss)

130,543
(11,382)
141,726
141,921
Earnings (loss) per share attributable to
Henry Schein, Inc. from continuing operations:
Basic

$
0.91
$
(0.08)
$
1.00
$
1.00
Diluted

0.91
(0.08)
0.99
0.99
Quarters ended
March 30, June 29, September 28, December 28,
2019 2019 2019 2019
Net sales

$
2,360,268
$
2,447,827
$
2,508,767
$
2,668,941
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

from continuing operations:
Basic

$
0.79
$
0.79
$
0.92
$
2.27
Diluted

0.78
0.78
0.91
2.25
(1) See
Note 12 – Plans of Restructuring

for details of the restructuring costs (credits) incurred during our 2020 and 2019 fiscal years.

(2) See
Note 11 – Business Acquisitions Divestitures

for details of the net gain on sale of equity investments.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

123
Note 22 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Years

ended
December 26, December 28, December 29,
2020 2019 2018
Interest

$
43,123
$
54,685
$
69,371
Income taxes

206,796
177,277
236,479

For the years ended December 26, 2020, December 28, 2019 and December

29, 2018, we had $
(10.2)

million,
$
(4.9)

million and $
1.0

million of non-cash net unrealized gains (losses) related to foreign currency hedging
activities, respectively.

During the third quarter of 2018, we formed Henry Schein One, LLC with Internet Brands through a non-cash
transaction resulting in approximately $
390.3

million of noncontrolling interest representing Internet Brands’
current
26
% minority interest and $
160.6

million of deferred additional ownership interests of Internet Brands in
Henry Schein One, representing up to an additional
9.2
% ownership interests at December 26, 2020, a portion of
which is contingent upon the achievement of certain operating targets.

During the third quarter of 2020, the Internet
Brands ownership interest in Henry Schein One, LLC increased to
27
%.

Note 23 – Related Party Transactions

In connection with the completion of the Animal Health Spin-off during our 2019 fiscal year, we entered into a
transition services agreement with Covetrus under which we have agreed to provide certain transition services for
up to twenty-four months in areas such as information technology, finance and accounting, human resources, supply chain, and real estate and facility services

(see
Note 2 – Discontinued Operations

for additional details).

For the years ended December 26, 2020 and December 28, 2019, we recorded approximately

$
13.0

million and
$
17.5

million of fees for these services, respectively.

Pursuant to the transition services agreement, Covetrus
purchased certain products from us.

During the years

ended December 26, 2020 and December 28, 2019, net sales
to Covetrus under the transition services agreement were approximately

$
75.3

million and $
81.3

million,
respectively.

Sales to Covetrus under the transition services

agreement ended in December 2020.

At December 26,
2020 we had $
0.3

million payable to Covetrus under this transition services agreement.

In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was formed on July 1, 2018, we entered into a ten-year royalty agreement with Internet Brands whereby we will pay
Internet Brands approximately $31.0 million annually for the use of their intellectual property.

During 2020, 2019
and 2018, we recorded $
31.0
, million, $
31.0

million and $
15.5

million, respectively in connection with costs related
to this royalty agreement.

As of December 26, 2020 and December 28, 2019, Henry Schein One, LLC

had a net
receivable balance due from Internet Brands of $
4.7

million and $
9.4

million, respectively, comprised of amounts
related to the royalty agreement and other management fees.

During our normal course of business, we have interests in entities that we account for under the equity accounting method.

During our fiscal years ended 2020, 2019 and 2018, we recorded net sales of $
59.6

million, $
93.2

million,
and $
27.0

million, respectively, to such entities.

During our fiscal years ended 2020, 2019 and 2018, we purchased
$
12.6

million, $
11.8

million, and $
10.8

million, respectively, from such entities.

At December 26, 2020 and
December 28, 2019, we had in the aggregate $
36.4

million and $
31.0

million, due from our equity affiliates, and
$
8.6

million and $
4.9

million due to our equity affiliates, respectively.

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

During the quarter ended December 26, 2020,

we completed the acquisition of a dental business in North America with approximate aggregate annual revenues of approximately $20

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

All acquisitions and continued acquisition integrations involve necessary and appropriate change-management
controls that are considered in our annual assessment of the design and operating effectiveness of our internal
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

Framework. Based on our

evaluation under the COSO Framework, our management concluded that our internal control over financial
reporting was effective at a reasonable assurance level as of December 26, 2020.

The effectiveness of our internal control over financial reporting as of December 26,

2020 has been independently
audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

We

have audited Henry

Schein, Inc.’s

(the “Company’s”)

internal control over

financial reporting as

of December
26, 2020, based on criteria established in Internal Control – Integrated Framework (2013)

issued by the Committee
of

Sponsoring

Organizations

of

the

Treadway

Commission

(the

“COSO

criteria”).

In

our

opinion,

the

Company
maintained,

in

all

material

respects,

effective

internal

control

over

financial

reporting

as

of

December

26,

2020,
based on the COSO criteria.

We

also

have

audited,

in

accordance

with

the

standards

of

the

Public

Company

Accounting

Oversight

Board
(United

States)

(“PCAOB”),

the

consolidated

balance

sheets

of

the

Company

as

of

December

26,

2020

and
December

28,

2019, the

related

consolidated statements

of

income, comprehensive

income,

stockholders’ equity,
and

cash

flows

for

each

of

the

three

years

in

the

period

ended

December

26,

2020,

and

the

related

notes

and
schedule and our report dated February 17, 2021 expressed an unqualified opinion thereon.

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

New York

,

NY

February 17, 2021

ITEM 9B.

Other Information

Not applicable.

PART

III

ITEM 10.

Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and executive officers and our corporate governance is
hereby incorporated by reference to the Section entitled “Election of Directors,”

with respect to directors, and the
first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees -
Audit Committee,” with respect to corporate governance, in each case in our definitive 2021 Proxy Statement to be
filed pursuant to Regulation 14A and to the Section entitled “Information about our Executive Officers” in Part I of
this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of
Directors since our last disclosure of such procedures, which appeared in our definitive 2020 Proxy Statement filed
pursuant to Regulation 14A on April 7, 2020.

Information required by this item concerning compliance with Section

16(a) of the Securities Exchange Act of
1934 is hereby incorporated by reference to the Section entitled “Delinquent

Section 16(a) Reports” in our
definitive 2021 Proxy Statement to be filed pursuant to Regulation 14A,

to the extent responsive disclosure is
required.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief
Accounting Officer and Controller.

We make available free of charge through our Internet website,
www.henryschein.com
, under the “About Henry Schein--Corporate Governance Highlights”

caption, our Code of
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
Interlocks and Insider Participation” in our definitive 2021 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder
Matters

We maintain several stock incentive plans for the benefit of certain officers, directors and employees.

All active
plans have been approved by our stockholders.

Descriptions of these plans appear in the notes to our consolidated financial statements.

The following table summarizes information relating to these plans as of December 26, 2020:

Number of Common
Shares to be Issued Upon
Weighted-

Average
Number of Common
Exercise of Outstanding Exercise Price of
Shares Available

for
Plan Category Options and Rights Outstanding Options Future Issuances
Plans Approved by Stockholders

- $ - 6,077,548
Plans Not Approved by Stockholders

- - -
Total

- $ - 6,077,548

The other information required by this item is hereby incorporated by reference to the Section entitled “Security
Ownership of Certain Beneficial Owners and Management” in our definitive

2021 Proxy Statement to be filed
pursuant to Regulation 14A.

ITEM 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Section entitled “Certain
Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and
Committees – Independent Directors” in our definitive 2021 Proxy Statement to be filed pursuant to Regulation
14A.

ITEM 14.

Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the Section entitled “Independent
Registered Public Accounting Firm Fees and Pre-Approval Policies and

Procedures” in our definitive 2021 Proxy
Statement to be filed pursuant to Regulation 14A.

PART

IV

ITEM 15.

Exhibits, Financial Statement Schedules

(a)

List of Documents Filed as a Part of This Report:

1. Financial Statements:
Our Consolidated Financial Statements filed as a part of this report are listed on the index on

Page 69.
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

4.5

Second Amended and Restated Multicurrency Private Shelf Agreement dated as of June 29,
2018, by and
among
 us, PGIM, Inc. and each Prudential affiliate which becomes party thereto.
(Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 2,
2018.)

4.6

First Amendment to Second Amended and Restated Multicurrency Private Shelf Agreement,
dated as of June 23, 2020, by and among us, PGIM, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form
8-K filed on June 25, 2020.)

4.7

Description of Securities. (Incorporated by reference to Exhibit 4.4 to our Annual Report on

Form 10-K for the fiscal year ended December 28, 2019 filed on February 20, 2020.)

10.1

Henry Schein, Inc. 2013 Stock Incentive Plan, as amended and restated effective as of May 14,
2013. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on
May 16, 2013.)**

10.2

Form of 2017 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of
May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-
Q for the fiscal quarter ended April 1, 2017 filed on May 9, 2017.)**

10.3

Form of 2018 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on
Form 10-Q for the fiscal quarter ended March 31, 2018 filed on May 8, 2018.)**

10.4

Form of 2018 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated
effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.5 to our Quarterly
Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed on May 8, 2018.)**

10.5

Form of 2019 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on

Form 10-Q for the fiscal quarter ended March 30, 2019 filed on May 7, 2019.)**

10.6

Form of 2019 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated

effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Quarterly

Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed on May 7, 2019.)**

10.7

Henry Schein, Inc. 2020 Stock Incentive Plan, as amended and restated effective as of May 21,
2020. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on
May 26, 2020.)
**

10.8

Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan. (Incorporated by
reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended
June 27, 2015 filed on July 29, 2015.)**

10.9

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

10.11

Amendment Number One to the Henry Schein, Inc. Supplemental Executive Retirement Plan,

amended and restated effective as of January 1, 2014. . (Incorporated by reference to Exhibit

10.18 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2020 filed on

February 20, 2020.)**

10.12

Amendment Number Two to the Henry Schein, Inc. Supplemental Executive Retirement Plan,

amended and restated effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020 filed on May

5, 2020.)**

10.13

Amendment Number Three to the Henry Schein, Inc. Supplemental Executive Retirement Plan,

amended and restated effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020 filed on

November 2, 2020.)**

10.14

Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004.
(Incorporated by reference to Exhibit D to our definitive 2004 Proxy Statement on
Schedule 14A, filed on April 27, 2004.)**

10.15

Henry Schein, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated
effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.11 to our Annual
Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24,
2009.)**

10.16

Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on
February 22, 2011.)**

10.17

Amendment to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31,
2011 filed on February 15, 2012.)**

10.18

Amendment Number Two to the Henry Schein, Inc. Deferred Compensation
Plan. (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the
fiscal year ended December 28, 2013 filed on February 11, 2014.)**

10.19

Amendment Number Three to the Henry Schein, Inc. Deferred Compensation Plan.
(Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 11, 2014.)**

10.20

Amendment Number Four to the Henry Schein, Inc. Deferred Compensation Plan.

(Incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 21, 2017.)**

10.21

Amendment Number Five to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated
by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended
December 28, 2020 filed on February 20, 2020.)**

10.22

Amendment Number Six to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated
by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended
March 28, 2020 filed on May 5, 2020.)**

10.23

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

10.25

Amended and Restated Employment Agreement dated as of August 8, 2019, by and between
Henry Schein, Inc. and Stanley M. Bergman. (Incorporated by reference to Exhibit 10.1 to our
Current Report on Form 8-K filed on August 9, 2019.)**

10.26

Voluntary Salary Waiver effective April 6, 2020, by and between Henry Schein, Inc. and
Stanley M. Bergman. (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on
Form 10-Q for the fiscal quarter ended March 28, 2020 filed on May 5, 2020.)**

10.27

Voluntary Salary Waiver effective June 19, 2020, by and between Henry Schein, Inc. and
Stanley M. Bergman. (Incorporated by reference to Exhibit 10.9 to our Quarterly Report on
Form 10-Q for the fiscal quarter ended June 27, 2020 filed on August 4, 2020.)**

10.28

Form of Performance-Based RSU Award Agreement for Stanley M. Bergman Pursuant to the
Henry Schein, Inc. 2013 Stock Incentive Plan (as Amended and Restated as of May 14, 2013).
(Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August
9, 2019.)**

10.29

Form of Time-Based RSU Award Agreement for Stanley M. Bergman Pursuant to the Henry
Schein, Inc. 2013 Stock Incentive Plan (as Amended and Restated as of May 14, 2013).
(Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August
9, 2019.)**

10.30

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

10.32

Form of Change in Control Agreement between us and certain executive officers who are a party thereto (Walter Siegel). (Incorporated by reference to Exhibit 10.3 to our Quarterly

Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed on May 7, 2019.)
**

10.33

Credit Agreement, dated as of April 17, 2020, among us, the several lenders parties thereto,
JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, and U.S. Bank National Association, as joint lead arranger and joint bookrunner. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2020.)

10.34

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

10.35

First Amendment, dated as of June 29, 2018, among us, the several lenders parties thereto, and
JPMorgan Chase Bank, N.A., as administrative agent, lead arranger and lead bookrunner.
(Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 2,
2018.)

10.36

Second Amendment, dated as of April 17, 2020, among us, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit
10.2 to our Current Report on Form 8-K filed on April 20, 2020.)

10.37

Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer,
HSFR, Inc., as seller, The Bank of Tokyo -Mitsubishi UFJ, Ltd., as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2013.)

10.38

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

10.39

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

10.40

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

10.41

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

10.42

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

10.43

Amendment No. 6 dated as of June 22, 2020 to the Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto, as amended. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2020.)

10.44

Limited Waiver dated as of May 22, 2020 to Receivables Purchase Agreement, dated as of
April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto, as amended. (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended
June 27, 2020 filed on August 4, 2020.)

10.45

Omnibus Amendment No. 1, dated July 22, 2013, to Receivables Purchase Agreement dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-
Mitsubishi UFJ, Ltd., as agent, and the various purchaser groups from time to time party thereto and Receivables Sales Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer. (Incorporated by reference to Exhibit
10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed on
August 6, 2013.)

10.46

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

10.47

Receivables Sale Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer. (Incorporated by reference to Exhibit
10.2 to our Current Report on Form 8-K filed on April 19, 2013.)

10.48

Form of Indemnification Agreement between us and certain directors and executive officers who are a party thereto (Mohamed Ali, Barry J. Alperin, Ph.D., Paul Brons, Deborah Derby,
Shira Goodman, Joseph L. Herring, Kurt P. Kuehn, Philip A. Laskawy, Anne H. Margulies,

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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Annual Report on Form 10-K for the year ended December 26, 2020, formatted in Inline XBRL
(included within Exhibit 101 attachments).+

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
February 17, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the
following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature Capacity Date
/s/ STANLEY M. BERGMAN Chairman, Chief Executive Officer February 17, 2021
Stanley M. Bergman and Director (principal executive officer)
/s/ STEVEN PALADINO
Executive Vice President,

Chief Financial Officer
February 17, 2021
Steven Paladino and Director (principal financial and accounting officer)
/s/ JAMES P.

BRESLAWSKI
Vice Chairman, President

and Director
February 17, 2021
James P.

Breslawski
/s/ GERALD A. BENJAMIN Director February 17, 2021
Gerald A. Benjamin
/s/ MARK E. MLOTEK Director February 17, 2021
Mark E. Mlotek
/s/ MOHAMAD ALI Director February 17, 2021
Mohamad Ali
/s/ BARRY J. ALPERIN Director February 17, 2021
Barry J. Alperin
/s/ PAUL

BRONS
Director February 17, 2021
Paul Brons
/s/ DEBORAH DERBY Director February 17, 2021
Deborah Derby
/s/ SHIRA GOODMAN Director February 17, 2021
Shira Goodman
/s/ JOSEPH L. HERRING Director February 17, 2021
Joseph L. Herring
/s/ KURT P.

KUEHN
Director February 17, 2021
Kurt P.

Kuehn
/s/ PHILIP A. LASKAWY Director February 17, 2021
Philip A. Laskawy
/s/ ANNE H. MARGULIES Director February 17, 2021
Anne H. Margulies
/s/ CAROL RAPHAEL Director February 17, 2021
Carol Raphael
/s/ E. DIANNE REKOW Director February 17, 2021
E. Dianne Rekow,

DDS, Ph.D.
/s/ BRADLEY T. SHEARES,

PH. D.
Director February 17, 2021
Bradley T. Sheares,

Ph. D.

Schedule II
Valuation

and Qualifying Accounts
(in thousands)

Additions (Reductions)
Charged
Balance at Charged to (credited) to Balance at
beginning of statement of other end of
Description period income (1) accounts (2) Deductions (3) period
Year

ended December 26, 2020:
Allowance for doubtful accounts
and other

$
60,002
$
35,137
$
730
$
(7,839)
$
88,030
Yea

r

ended December 28, 2019:
Allowance for doubtful accounts
and other

$
53,121
$
12,612
$
134
$
(5,865)
$
60,002
Yea

r

ended December 29, 2018:
Allowance for doubtful accounts
and other

$
46,261
$
14,384
$
(1,158)
$
(6,366)
$
53,121
(1) Represents amounts charged to bad debt expense.
(2)
Amounts charged (credited) to other accounts primarily relate to provision for late fees and the impact of foreign currency exchange rates and
the adoption of ASU No. 2016-13 effective December 29, 2019.
(3) Deductions primarily consist of fully reserved accounts receivable that have been written off.