Form 10-Q
period 2021-03-27
HENRY SCHEIN INC
filed 2021-05-04
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q
(Mark One)

☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly

period ended
March 27, 2021

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
Yes
☐

No
☒
As of April 26, 2021,   there were
140,696,094

shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Consolidated Financial Statements:
Balance Sheets as of March 27, 2021 and December 26, 2020
3
Statements of Income for the three months ended
March 27, 2021 and March 28, 2020
4
Statements of Comprehensive Income for the three months ended
March 27, 2021 and March 28, 2020
5
Statement of Changes in Stockholders' Equity for the three months ended
March 27, 2021 and March 28, 2020
6
Statements of Cash Flows for the three months ended
March 27, 2021 and March 28, 2020
7
Notes to Consolidated Financial Statements
8
Note 1 – Basis of Presentation
8
Note 2 – Critical Accounting Policies, Accounting Pronouncements Adopted
and Recently Issued Accounting Standards
9
Note 3 – Revenue from Contracts with Customers
10
Note 4 – Segment Data
11
Note 5 – Debt
12
Note 6 – Leases
15
Note 7 – Redeemable Noncontrolling Interests
17
Note 8 – Comprehensive Income
17
Note 9 – Fair Value Measurements
19
Note 10 – Business Acquisitions
21
Note 11 – Plans of Restructuring
22
Note 12 – Earnings Per Share
23
Note 13 – Income Taxes
24
Note 14 – Derivatives and Hedging Activities
25
Note 15 – Stock-Based Compensation
26
Note 16 – Supplemental Cash Flow Information
28
Note 17 – Legal Proceedings
28
Note 18 – Related Party Transactions
31
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
32
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
46
ITEM 4.
Controls and Procedures
47
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
48
ITEM 1A.
Risk Factors
48
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
48
ITEM 6.
Exhibits
49
Signature
50

See accompanying notes.

PART

I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

March 27, December 26,
2021 2020
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents

$
144,538
$
421,185
Accounts receivable, net of reserves of $
79,936

and $
88,030
1,317,546
1,424,787
Inventories, net
1,626,185
1,512,499
Prepaid expenses and other

482,356
432,944
Total current assets

3,570,625
3,791,415
Property and equipment, net

353,248
342,004
Operating lease right-of-use assets
301,759
288,847
Goodwill

2,587,438
2,504,392
Other intangibles, net

597,619
479,429
Investments and other
369,231
366,445
Total assets

$
7,779,920
$
7,772,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable

$
909,575
$
1,005,655
Bank credit lines

67,415
73,366
Current maturities of long-term debt

111,176 109,836
Operating lease liabilities
68,580
64,716
Accrued expenses:
Payroll and related

286,106
295,329
Taxes

146,755
138,671
Other

533,161
595,529
Total current liabilities

2,122,768
2,283,102
Long-term debt

506,461 515,773
Deferred income taxes

42,254
30,065
Operating lease liabilities
248,624
238,727
Other liabilities

410,184
392,781
Total liabilities

3,330,291
3,460,448
Redeemable noncontrolling interests

452,899
327,699
Commitments and contingencies

Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
141,310,113

outstanding on March 27, 2021 and
142,462,571

outstanding on December 26, 2020
1,413
1,425
Additional paid-in capital
-
-
Retained earnings

3,493,060
3,454,831
Accumulated other comprehensive loss

(136,305)
(108,084)
Total Henry Schein, Inc. stockholders' equity
3,358,168
3,348,172
Noncontrolling interests
638,562
636,213
Total stockholders' equity

3,996,730
3,984,385
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
7,779,920
$
7,772,532

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF INCOME
(in thousands, except per share data)
(unaudited)

Three Months Ended
March 27, March 28,
2021 2020
Net sales

$
2,924,961
$
2,428,871
Cost of sales

2,034,110
1,682,857
Gross profit

890,851
746,014
Operating expenses:

Selling, general and administrative

657,992
567,362
Restructuring costs

2,931
4,787
Operating income

229,928
173,865
Other income (expense):

Interest income

1,983
3,190
Interest expense

(6,485)
(7,812)
Other, net

309
(220)
Income from continuing operations before taxes, equity in

earnings of affiliates and noncontrolling interests

225,735
169,023
Income taxes

(56,685)
(37,910)
Equity in earnings of affiliates

5,878
2,734
Net income from continuing operations

174,928
133,847
Loss from discontinued operations
-
(282)
Net Income

174,928
133,565
Less: Net income attributable to noncontrolling interests

(8,931)
(3,304)
Net income attributable to Henry Schein, Inc.

$
165,997
$
130,261
Amounts attributable to Henry Schein, Inc.:

Continuing operations

$
165,997
$
130,543
Discontinued operations

-
(282)
Net income attributable to Henry Schein, Inc.

$
165,997
$
130,261
Earnings per share from continuing operations attributable to Henry Schein, Inc.:

Basic

$
1.17
$
0.91
Diluted

$
1.16
$
0.91
Loss per share from discontinued operations attributable to Henry Schein, Inc.:

Basic

$
-
$
0.00
Diluted

$
-
$
0.00
Earnings per share attributable to Henry Schein, Inc.:

Basic

$
1.17
$
0.91
Diluted

$
1.16
$
0.91
Weighted

-average common shares outstanding:

Basic

142,298
142,967
Diluted

143,398
143,095

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

Three Months Ended
March 27, March 28,
2021 2020
Net income

$
174,928
$
133,565
Other comprehensive loss, net of tax:
Foreign currency translation loss
(38,481)
(89,312)
Unrealized gain from foreign currency hedging activities

3,361
15,143
Unrealized investment loss
(6)
(9)
Pension adjustment gain
807
724
Other comprehensive loss, net of tax

(34,319)
(73,454)
Comprehensive income

140,609
60,111
Comprehensive (income) loss attributable to noncontrolling interests:

Net income

(8,931)
(3,304)
Foreign currency translation loss
6,098
13,179
Comprehensive (income) loss attributable to noncontrolling interests

(2,833)
9,875
Comprehensive income attributable to Henry Schein, Inc.

$
137,776
$
69,986

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
(unaudited)

Accumulated
Common Stock Additional Other Total
$.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 26, 2020
142,462,571
$
1,425
$
-
$
3,454,831
$
(108,084)
$
636,213
$
3,984,385
Net income (excluding $
7,053

attributable to Redeemable
noncontrolling interests from continuing operations) -
-
-
165,997
-
1,878
167,875
Foreign currency translation loss (excluding loss of $
6,173
attributable to Redeemable noncontrolling interests) -
-
-
-
(32,383)
75
(32,308)
Unrealized gain from foreign currency hedging activities,
net of tax of $
1,334
-
-
-
-
3,361
-
3,361
Unrealized investment loss, net of tax benefit of $
2
-
-
-
-
(6)
-
(6)
Pension adjustment gain, net of tax of $
219
-
-
-
-
807
-
807
Dividends paid -
-
-
-
-
(77)
(77)
Change in fair value of redeemable securities -
-
(45,520)
-
-
-
(45,520)
Initial noncontrolling interests and adjustments related to
business acquisitions -
-
-
-
-
473
473
Repurchase and retirement of common stock
(1,325,242)
(13)
(12,250)
(76,396)
-
-
(88,659)
Stock-based compensation expense
281,645
3
12,787
-
-
-
12,790
Settlement of stock-based compensation awards -
-
787
-
-
-
787
Shares withheld for payroll taxes
(108,861)
(2)
(7,176)
-
-
-
(7,178)
Transfer of charges in excess of

capital
-
-
51,372
(51,372)
-
-
-
Balance, March 27, 2021
141,310,113
$
1,413
$
-
$
3,493,060
$
(136,305)
$
638,562
$
3,996,730

Accumulated
Common Stock Additional Other Total
$.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 28, 2019
143,353,459
$
1,434
$
47,768
$
3,116,215
$
(167,373)
$
632,093
$
3,630,137
Cumulative impact of adopting new accounting standards -
-
-
(412)
-
-
(412)
Net income (excluding $
2,839

attributable to Redeemable
noncontrolling interests from continuing operations)

-
-
-
130,261
-
465
130,726
Foreign currency translation loss (excluding loss of $
13,027
attributable to Redeemable noncontrolling interests)

-
-
-
-
(76,133)
(152)
(76,285)
Unrealized gain from foreign currency hedging activities,
net of tax of $
5,090
-
-
-
-
15,143
-
15,143
Unrealized investment loss, net of tax benefit of $
2
-
-
-
-
(9)
-
(9)
Pension adjustment gain, net of tax of $
324
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
$
1,424
$
17,565
$
3,183,236
$
(227,648)
$
631,215
$
3,605,792

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(in thousands)
(unaudited)

Three Months Ended
March 27, March 28,
2021 2020
Cash flows from operating activities:
Net income

$
174,928
$
133,565
Loss from discontinued operations
-
(282)
Income from continuing operations
174,928
133,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization

49,363
46,983
Impairment charge on intangible assets
-
2,000
Stock-based compensation (credit) expense

12,790
(17,514)
Provision for (benefit from) losses on trade and other accounts receivable

(2,696)
14,543
Provision for deferred income taxes
11,171
2,645
Equity in earnings of affiliates
(5,878)
(2,734)
Distributions from equity affiliates

5,139
2,413
Changes in unrecognized tax benefits

2,804
(1,575)
Other

35
(13,924)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable

118,795
(1,283)
Inventories

(78,085)
73,038
Other current assets

(45,310)
(22,002)
Accounts payable and accrued expenses

(179,725)
(137,680)
Net cash provided by operating activities from continuing operations
63,331
78,757
Net cash used in operating activities from discontinued operations
-
(282)
Net cash provided by operating activities
63,331
78,475
Cash flows from investing activities:
Purchases of fixed assets

(13,843)
(23,008)
Payments related to equity investments and business
acquisitions, net of cash acquired

(204,027)
(37,947)
Proceeds from sale of equity investment
-
12,000
Repayments from loan to affiliate
139
1,137
Other

(5,513)
(5,787)
Net cash used in investing activities from continuing operations
(223,244)
(53,605)
Net cash used in investing activities from discontinued operations
-
-
Net cash used in investing activities

(223,244)
(53,605)
Cash flows from financing activities:
Net change in bank borrowings

(241)
358,639
Proceeds from issuance of long-term debt

-
250,000
Principal payments for long-term debt

(17,781)
(8,478)
Debt issuance costs
(85)
(58)
Payments for repurchases of common stock

(88,659)
(73,789)
Payments for taxes related to shares withheld for employee taxes
(6,158)
(13,155)
Distributions to noncontrolling shareholders
(6,520)
(3,664)
Acquisitions of noncontrolling interests in subsidiaries

-
(14,925)
Payments to Henry Schein Animal Health Business
-
(2,962)
Net cash provided by (used in) financing activities from continuing operations
(119,444)
491,608
Net cash provided by financing activities from discontinued operations
-
282
Net cash provided by (used in) financing activities
(119,444)
491,890
Effect of exchange rate changes on cash and cash equivalents from continuing operations
2,710
(5,489)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations
-
-
Net change in cash and cash equivalents from continuing operations
(276,647)
511,271
Net change in cash and cash equivalents from discontinued operations
-
-
Cash and cash equivalents, beginning of period

421,185
106,097
Cash and cash equivalents, end of period

$
144,538
$
617,368

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

8
Note 1

–
Basis of Presentation

Our consolidated financial statements include our accounts, as well as those of our wholly-owned and majority-
owned subsidiaries.

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

At March 27, 2021
and December 26, 2020,
there were no trade accounts receivable that were restricted to settle obligations of this
VIE,

nor were there liabilities of the VIE where the creditors have recourse to us.

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

26, 2020.

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

The results of
operations for the three months ended March 27, 2021 are not necessarily indicative of the results to be expected
for any other interim period or for the year ending December 25, 2021.

In March 2020, the World Health Organization declared the Novel Coronavirus Disease 2019 (“COVID-19”) a pandemic. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response,

many countries implemented
business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat
the pandemic, which significantly impacted global business and dramatically reduced demand for dental products
and certain medical products in the second quarter of 2020.

Demand increased in the second half of 2020 and has
continued into the first quarter of 2021, resulting in growth over the prior year driven by sales of personal
protective equipment (PPE) and COVID-19 related products.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

9
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
2020. In the latter half of the second quarter of 2020,

dental and medical practices began to re-open worldwide, and continued to do so during the second half of 2020.

During the first quarter of 2021, patient traffic levels returned to levels approaching pre-pandemic levels, although certain regions in the U.S.

and internationally are experiencing an
increase in COVID-19 cases. There is an ongoing risk that the COVID-19 pandemic may again have a material
adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on
our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

Note 2 – Critical Accounting Policies, Accounting Pronouncements Adopted and Recently Issued Accounting
Standards

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three months ended March 27,
2021, as compared to the critical accounting policies described in Item

8 to the consolidated financial statements
included in our Annual Report on Form 10-K for the year ended December

26, 2020, except as follows:

Accounting Pronouncements Adopted

In December 2019 , the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-
12”).

ASU 2019-12 will simplify the accounting for income taxes

by removing certain exceptions to the general
principles in Topic 740.

The amendments also improve consistent application

of and simplify U.S. GAAP for other
areas of Topic 740 by clarifying and amending existing guidance.

Our
adoption

of ASU 2019 - 12 did not have a
material impact on our consolidated financial statements.

Recently Issued Accounting Standards

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

(unaudited
)

10
Note 3 – Revenue from Contracts with Customers

Revenue is recognized in accordance with policies disclosed in Item 8 of our

Annual Report on Form 10-K for
the year ended December 26, 2020.

Disaggregation of Revenue

The following table disaggregates our revenue by segment and geography:

Three Months Ended

March 27, 2021
North America International Global
Revenues:
Health care distribution
Dental

$
1,044,783
744,145
1,788,928
Medical

965,127
27,910
993,037
Total health care distribution
2,009,910
772,055
2,781,965
Technology

and value-added services
121,937
21,059
142,996
Total revenues

$
2,131,847
$
793,114
$
2,924,961
Three Months Ended

March 28, 2020
North America International Global
Revenues:
Health care distribution
Dental

$
888,372
586,704
1,475,076
Medical

778,028
22,660
800,688
Total health care distribution
1,666,400
609,364
2,275,764
Technology

and value-added services
113,498
18,467
131,965
Total excluding

Corporate TSA revenues

(1)
1,779,898
627,831
2,407,729
Corporate TSA revenues

(1)
-
21,142
21,142
Total revenues

$
1,779,898
$
648,973
$
2,428,871

(1)

Corporate TSA revenues represents sales of certain animal health products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which ended in December 2020.

See
Note-18 Related Party
Transactions

for further information.

At December 26, 2020, the current portion of contract liabilities of $
71.5

million was reported in Accrued
expenses: Other, and $
8.2

million related to non-current contract liabilities were reported in Other liabilities.

During the three months ended March 27, 2021, we recognized in revenue

$
32.9

million of the amounts that were
previously deferred at December 26, 2020.

At March 27, 2021, the current and non-current portion of contract liabilities were $
73.7

million and $
9.5

million, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

11
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

Three Months Ended
March 27, March 28,
2021 2020
Net Sales:
Health care distribution
(1)
Dental

$
1,788,928
$
1,475,076
Medical

993,037
800,688
Total health care distribution
2,781,965
2,275,764
Technology

and value-added services
(2)
142,996
131,965
Total excluding

Corporate TSA revenue
2,924,961
2,407,729
Corporate TSA revenues
(3)
-
21,142
Total

$
2,924,961
$
2,428,871

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

See
Note-18 Related Party Transactions

for further
information.
Three Months Ended
March 27, March 28,
2020 2020
Operating Income:
Health care distribution

$ 197,932 $ 148,167
Technology

and value-added services

31,996 25,698
Total $ 229,928 $ 173,865

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

12
Note 5 – Debt

Bank Credit Lines

Bank credit lines consisted of the following:

March 27, December 26,
2021 2020
Revolving credit agreement
$
-
$
-
Other short-term bank credit lines
67,415
73,366
Total

$
67,415
$
73,366

Revolving Credit Agreement

On
April 18, 2017
, we entered into a $
750

million revolving credit agreement (the “Credit Agreement”), which matures in April 2022
.

The interest rate is based on the USD LIBOR

plus a spread based on our leverage ratio at
the end of each financial reporting quarter.

We expect most LIBOR rates to be discontinued immediately after
December 31, 2021, while the remaining LIBOR rates will be discontinued

immediately after June 30, 2023, which
will require an amendment to our debt agreements to reflect a new reference rate. We do not expect the
discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our
financial position or to materially affect our interest expense.

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

As of March 27, 2021, and December 26, 2020, we had no borrowings on this
revolving credit facility.

As of March 27, 2021, and December 26, 2020, there were $
9.3

million and $
9.5

million
of letters of credit, respectively, provided to third parties under the credit facility.

On April 17, 2020, we amended the Credit Agreement to, among other things, (i) modify the financial covenant
from being based on total leverage ratio to net leverage ratio, (ii) adjust the pricing grid to reflect the net leverage
ratio calculation, and (iii) increase the maximum maintenance leverage ratio through March 31, 2021.

364-Day Credit Agreement

On March 4, 2021 we repaid the outstanding obligations and terminated the lender commitments under our $
700
million
364
-day credit agreement which was entered into on
April 17, 2020
.

This facility was originally scheduled
to mature on
April 16, 2021
.

Other Short-Term Credit

Lines

As of March 27, 2021 and December 26, 2020, we had various other short-term bank credit lines available, of
which $
67.4

million and $
73.4

million, respectively, were outstanding.

At March 27, 2021 and December 26,
2020, borrowings under all of these credit lines had a weighted average interest rate of
4.52
% and
4.14
%,
respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

13
Long-term debt

Long-term debt consisted of the following:

March 27, December 26,
2021 2020
Private placement facilities

$
606,355
$
613,498
Note payable
-
1,554
Various

collateralized and uncollateralized loans payable with interest, in varying installments through
2023

at interest rates
ranging from
2.45
% to
4.27
% at March 27, 2021 and

ranging from
2.62
% to
4.27
% at December 26, 2020
5,969
4,596
Finance lease obligations (see Note 7)
5,313
5,961
Total

617,637
625,609
Less current maturities

(111,176)
(109,836)
Total long-term debt

$
506,461
$
515,773

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
applicable due dates.

On March 5, 2021, we amended the private placement facilities to, among other things, (a) modify the financial covenant from being based on a net leverage ratio to a total leverage ratio and (b) restore the maximum maintenance total leverage ratio to 3.25x and remove the 1.00% interest rate increase triggered if the net leverage ratio were to exceed 3.0x.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

14
The components of our private placement facility borrowings as of March 27, 2021 are presented in the following
table (in thousands):

Amount of
Borrowing
Borrowing

Date of Borrowing Outstanding Rate Due Date
January 20, 2012

(1)
$
7,143
3.09
% January 20, 2022
January 20, 2012
50,000
3.45
January 20, 2024
December 24, 2012
50,000
3.00
December 24, 2024
June 2, 2014
100,000
3.19
June 2, 2021
June 16, 2017
100,000
3.42
June 16, 2027
September 15, 2017
100,000
3.52
September 15, 2029
January 2, 2018
100,000
3.32
January 2, 2028
September 2, 2020
100,000
2.35
September 2, 2030
Less: Deferred debt issuance costs
(788)
$
606,355
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
June 12, 2023

and was amended to adjust certain
covenant levels for 2020.

As of March 27, 2021 and December 26, 2020, there were
no

borrowings outstanding
under this securitization facility.

At March 27, 2021, the interest rate on borrowings under this facility was based
on the asset-backed commercial paper rate of
0.18
% plus
0.95
%, for a combined rate of
1.13
%.

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

(unaudited
)

15
Note 6 – Leases

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment.

Our leases have remaining terms of less than
one year

to approximately
15 years
, some of
which
may include options to extend the leases for up to 10 years
.

The components of lease expense were as
follows:

Three Months Ended
March 27, March 28,
2021 2020
Operating lease cost:
(1)
$
23,106
$
22,079
Finance lease cost:
Amortization of right-of-use assets

604
432
Interest on lease liabilities
26
37
Total finance

lease cost
$
630
$
469
(1) Includes variable lease expenses.
Supplemental balance sheet information related to leases is as follows:

March 27, December 26,
2021 2020
Operating Leases:
Operating lease right-of-use assets $
301,759
$
288,847
Current operating lease liabilities
68,580
64,716
Non-current operating lease liabilities
248,624
238,727
Total operating lease liabilities $
317,204
$
303,443
Finance Leases:
Property and equipment, at cost $
10,388
$
10,683
Accumulated depreciation
(4,607)
(4,277)
Property and equipment, net of accumulated depreciation $
5,781
$
6,406
Current maturities of long-term debt $
2,256
$
2,420
Long-term debt
3,057
3,541
Total finance

lease liabilities
$
5,313
$
5,961
Weighted Average

Remaining Lease Term in

Years:
Operating leases
7.4
7.5
Finance leases
4.2
4.3
Weighted Average

Discount Rate:
Operating leases
2.6
%
2.8
%
Finance leases
1.9
%
1.9
%

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

16
Supplemental cash flow information related to leases is as follows:

Three Months Ended
March 27, March 28,
2021 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases $
19,150
$
19,146
Operating cash flows for finance leases
23
27
Financing cash flows for finance leases
625
495
Right-of-use assets obtained in exchange for lease obligations:
Operating leases

$
32,388
$
8,065
Finance leases
99
1,222

Maturities of lease liabilities are as follows:
March 27, 2021
Operating Finance
Leases Leases
2021 $
57,860
$
1,821
2022
64,241
1,545
2023
46,827
643
2024
32,991
329
2025
29,515
294
Thereafter
117,566
883
Total future

lease payments
349,000
5,515
Less: imputed interest
(31,796)
(202)
Total $
317,204
$
5,313

As of March 27, 2021, we have additional operating leases with total lease payments of $
11.1

million for
buildings
and vehicles

that have not yet commenced.

These operating leases will commence subsequent to March

27, 2021,
with lease terms of
two years

to
10 years
.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

17
Note 7 – Redeemable Noncontrolling Interests

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

The components of the change in the redeemable noncontrolling interests for the three months ended March 27, 2021 and the year ended December

26, 2020 are presented in the
following table:

March 27, December 26,
2021 2020
Balance, beginning of period

$
327,699
$
287,258
Decrease in redeemable noncontrolling interests due to
redemptions

-
(17,241)
Increase in redeemable noncontrolling interests due to business acquisitions
85,037
28,387
Net income attributable to redeemable noncontrolling interests

7,053
13,363
Dividends declared

(6,237)
(12,631)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests

(6,173)
(4,279)
Change in fair value of redeemable securities

45,520
32,842
Balance, end of period

$
452,899
$
327,699

Note 8 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S.

GAAP,

are excluded from net income as
such amounts are recorded directly as an adjustment to stockholders’

equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

March 27, December 26,
2021 2020
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment

$
(30,790)
$
(24,617)
Attributable to noncontrolling interests:
Foreign currency translation adjustment

$
310
$
235
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(108,948)
$
(76,565)
Unrealized loss from foreign currency hedging activities

(8,127)
(11,488)
Unrealized investment gain (loss)
(5)
1
Pension adjustment loss

(19,225)
(20,032)
Accumulated other comprehensive loss

$
(136,305)
$
(108,084)
Total Accumulated

other comprehensive loss

$
(166,785)
$
(132,466)

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

18
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

Three Months Ended
March 27, March 28,
2021 2020
Net income

$
174,928
$
133,565
Foreign currency translation loss
(38,481)
(89,312)
Tax effect

-
-
Foreign currency translation loss
(38,481)
(89,312)
Unrealized gain from foreign currency hedging activities

4,695
20,233
Tax effect

(1,334)
(5,090)
Unrealized gain from foreign currency hedging activities

3,361
15,143
Unrealized investment loss
(8)
(11)
Tax effect

2
2
Unrealized investment loss
(6)
(9)
Pension adjustment gain
1,026
1,048
Tax effect

(219)
(324)
Pension adjustment gain
807
724
Comprehensive income

$
140,609
$
60,111

Our financial statements are denominated in the U.S. Dollar currency.

Fluctuations in the value of foreign
currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The
foreign currency translation loss during the three months ended March

27, 2021 and three months ended March 28,
2020 was primarily impacted by changes in foreign currency exchange rates of the Euro, British Pound, Brazilian
Real, Australian Dollar, and Canadian Dollar.

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

Three Months Ended
March 27, March 28,
2021 2020
Comprehensive income attributable to
Henry Schein, Inc.

$
137,776
$
69,986
Comprehensive income attributable to
noncontrolling interests

1,953
313
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests

880
(10,188)
Comprehensive income

$
140,609
$
60,111

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

19
Note 9 – Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly
transaction between market participants at the measurement date.

Fair value hierarchy distinguishes between
(1) market participant assumptions developed based on market data obtained from independent sources (observable
inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

Debt

The fair value of our debt (including bank credit lines) is classified as

Level 3 within the fair value hierarchy as of
March 27, 2021 and December 26, 2020 was estimated at $
685.1

million and $
699.0

million, respectively.

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

(unaudited
)

20
The fair values for the majority of our foreign currency derivative contracts are obtained by comparing our contract
rate to a published forward price of the underlying market rates, which is based on market rates for comparable
transactions and are classified within Level 2 of the fair value hierarchy.

See
Note 14-Derivatives and Hedging
Activities

for further information.

Redeemable noncontrolling interests

The values for Redeemable noncontrolling interests are classified within

Level 3 of the fair value hierarchy and are
based on recent transactions and/or implied multiples of earnings.

See
Note 7–Redeemable Noncontrolling
Interests

for additional information.

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring
basis classified under the appropriate level of the fair value hierarchy as of

March 27, 2021 and December 26,
2020:

March 27, 2021
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts

$
-
$
1,856
$
-
$
1,856
Total return

swaps
-
1,458
-
1,458
Total assets

$
-
$
3,314
$
-
$
3,314
Liabilities:
Derivative contracts

$
-
$
5,353
$
-
$
5,353
Total liabilities

$
-
$
5,353
$
-
$
5,353
Redeemable noncontrolling interests

$
-
$
-
$
452,899
$
452,899
December 26, 2020
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts

$
-
$
1,868
$
-
$
1,868
Total return

swaps
-
1,565
-
1,565
Total assets

$
-
$
3,433
$
-
$
3,433
Liabilities:
Derivative contracts

$
-
$
11,765
$
-
$
11,765
Total liabilities

$
-
$
11,765
$
-
$
11,765
Redeemable noncontrolling interests

$
-
$
-
$
327,699
$
327,699

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

21
Note 10

–
Business Acquisitions

Acquisitions

We completed acquisitions during the three months ended March 27, 2021 which were immaterial to our financial statements.

The acquisitions that we completed included companies within our Health care distribution and
Technology and value-added services segments.

Our initial ownership interest acquired ranges between
approximately
65
% to
100
%.

Acquisitions within our Health care distribution segment include companies that specialize in distribution of dental products, a provider of home medical supplies, and product kitting and sterile packaging.

Within our Technology and value-added services segment, we acquired companies that focus on dental marketing and website solutions, practice transition services, and business analytics and intelligence software.

The following table summarizes the estimated fair value, as of the date of acquisition, of consideration paid and net
assets acquired for acquisitions during the three months ended March 27, 2021.

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

Acquisition consideration:
Cash $
213.8
Redeemable noncontrolling interests
75.2
Total consideration
289.0
Identifiable assets acquired and liabilities assumed:
Current assets
86.9
Intangible assets
151.4
Other noncurrent assets
19.0
Current liabilities
(31.8)
Deferred income taxes
(9.4)
Other noncurrent liabilities
(22.4)
Total identifiable

net assets
193.7
Goodwill
95.3
Total net assets acquired $
289.0

The major classes of assets and liabilities that we generally allocate purchase price to, excluding goodwill, include
identifiable intangible assets (i.e., trademarks and trade names, customer relationships and lists, non-compete
agreements and product development), property, plant and equipment, deferred taxes and other current and long-
term assets and liabilities.

The estimated fair value of identifiable intangible assets is based on critical estimates,
judgments and assumptions derived from analysis of market conditions,

discount rates, discounted cash flows,
customer retention rates and estimated useful lives.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if
certain financial targets are met.

We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.

Any adjustments to these accrual amounts are recorded in our consolidated statements of income.

For the three months ended March 27, 2021 and March 28, 2020,

there were no
material adjustments recorded in our consolidated statements of income relating to changes in estimated contingent
purchase price liabilities.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

22
Note 11 – Plans of Restructuring

On November 20, 2019, we committed to a contemplated initiative, intended to mitigate stranded costs associated
with the Animal Health Spin-off and to rationalize operations and to provide expense efficiencies.

These activities
were originally expected to be completed by the end of 2020.

In light of the changes to the business environment
brought on by the COVID-19 pandemic, we extended such activities to the end of 2021.

During the three months ended March 27, 2021 and March 28, 2020, we recorded restructuring costs of $
2.9
million and $
4.8

million, respectively. The restructuring costs for these periods included costs for severance benefits and facility exit costs.

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

The following table shows the net amounts expensed and paid for restructuring costs that were incurred during the
three months ended March 27, 2021 and during our 2020 fiscal year and the remaining accrued balance of
restructuring costs as of March 27, 2021, which is included in Accrued expenses: Other within our consolidated
balance sheets:

Facility
Severance Closing
Costs Costs Other Total
Balance, December 28, 2019

$
12,911
$
826
$
73
$
13,810
Provision

25,855
5,878
360
32,093
Payments and other adjustments

(26,152)
(6,309)
(329)
(32,790)
Balance, December 26, 2020

$
12,614
$
395
$
104
$
13,113
Provision

2,848
(151)
234
2,931
Payments and other adjustments

(8,623)
156
(243)
(8,710)
Balance, March 27, 2021

$
6,839
$
400
$
95
$
7,334

The following table shows, by reportable segment, the net amounts expensed and paid for restructuring costs that
were incurred during the three months ended March 27, 2021 and during our 2020 fiscal year and the remaining
accrued balance of restructuring costs as of March 27, 2021:

Technology

and
Health Care Value-Added
Distribution Services Total
Balance, December 28, 2019

$
13,373
$
437
$
13,810
Provision

30,935
1,158
32,093
Payments and other adjustments

(31,484)
(1,306)
(32,790)
Balance, December 26, 2020

$
12,824
$
289
$
13,113
Provision

2,803
128
2,931
Payments and other adjustments

(8,531)
(179)
(8,710)
Balance, March 27, 2021

$
7,096
$
238
$
7,334

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

23
Note 12

–
Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Henry Schein, Inc. by the weighted-
average number of common shares outstanding for the period.

Our diluted earnings per share is computed similarly
to basic earnings per share, except that it reflects the effect of common shares issuable for presently unvested
restricted stock and restricted stock units and upon exercise of stock options using the treasury stock method in
periods in which they have a dilutive effect.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

Three Months Ended
March 27, March 28,
2021 2020
Basic

142,298
142,967
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units

1,100
128
Diluted

143,398
143,095

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

24
Note 13 – Income Taxes

For the three months ended March 27, 2021 our effective tax rate was
25.1
% compared to
22.4
% for the prior year
period.

The difference between our effective tax rate and the federal statutory tax rate for the three months ended
March 27, 2021 was primarily due to state and foreign income taxes and interest expense.

The difference between
our effective tax rate and the federal statutory tax rate for the three months ended

March 28, 2020 primarily relates
to state and foreign income taxes and interest expense as well as tax charges and credits associated with legal entity
reorganizations outside the United States.

The American Rescue Plan Act of 2021 (“ARPA”) was signed into law on March 11, 2021.

The ARPA included a
corporate income tax provision to further limit the deductibility of compensation under Section 162(m) for tax
years starting after December 31, 2026.

Section 162(m) generally limits the deductibility of compensation paid to
covered employees of publicly held corporations.

Covered employees include the CEO, CFO and the three highest paid officers. The ARPA expands the group of covered employees to additionally include five of the highest paid employees.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act

(“CARES Act”) was enacted in
response to the COVID-19 pandemic.

The CARES Act includes, but is not limited to, certain income tax provisions that modify the Section 163(j) limitation of business interest and net operating loss carryover and
carryback rules.

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

The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our consolidated
balance sheets, as of March 27, 2021 was approximately $
89.2

million, of which $
73.0

million would affect the
effective tax rate if recognized.

It is possible that the amount of unrecognized tax benefits will change in the next
12 months, which may result in a material impact on our consolidated statements of income.

The tax years subject to examination by major tax jurisdictions include years 2012, 2013, 2017 and forward by the
U.S Internal Revenue Service (the “IRS”) as well as the years 2008 and forward for certain states and certain foreign jurisdictions. All tax returns audited by the IRS are officially closed through 2011 and 2014 through
2016. We are currently under audit with the IRS for the years 2012 and 2013 and all fieldwork has been completed.
We reached a settlement with the U.S. Competent Authority to resolve certain transfer pricing issues related to
2012 and 2013 in the quarter ended December 28, 2019. For all remaining outstanding issues for 2012 and 2013, we have provided all necessary documentation to the Appellate Division to date and are waiting for responses. We do not believe the final resolution will have a material impact to our consolidated financial statements. During the quarter ended September 26, 2020 we finalized negotiations with the Advance Pricing Division and reached an agreement on an appropriate transfer pricing methodology for the years 2014-2025. The objective of this resolution was to mitigate future transfer pricing audit adjustments. In the fourth quarter of 2020, we reached a favorable resolution with the IRS relating to select audit years.

The total amounts of interest and penalties are classified as a component of the provision for income taxes. The
amount of tax interest expense was approximately $
0.5

million for the three months ended March 27, 2021, and
$
0.3

million for the three months ended March 28, 2020.

The total amount of accrued interest is included in “Other
liabilities”, and was approximately $
14.6

million as of March 27, 2021 and $
14.0

million as of December 26, 2020.

No

penalties were accrued for the periods presented.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

25
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
, is approximately €
200

million.

During the three months ended March 27, 2021 and March 28, 2020,

we recognized approximately $
1.1

and $
1.2
million, respectively, of interest savings as a result of this net investment hedge.

On
March 20, 2020
,
we entered into a total return swap for the purpose of economically hedging our unfunded non-
qualified supplemental retirement plan (“SERP”) and our deferred compensation plan (“DCP”). This swap will offset changes in our SERP and DCP liabilities.

At the inception, the notional value of the investments in these plans was $
43.4

million.

At March 27, 2021, the notional value of the investments in

these plans was $
77.5
million.

At March 27, 2021, the financing blended rate for this swap was based on LIBOR of
0.12
% plus
0.50
%,
for a combined rate of
0.62
%.

For the three months ended March 27, 2021, we have recorded a gain, within the
selling, general and administrative line item in our consolidated statement of income, of approximately $
2.7
million, net of transaction costs, related to this undesignated swap.

This swap is expected to be renewed on an
annual basis after its current expiration date of March 29, 2022, and is expected to result in a neutral impact to our
results of operations.

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

(unaudited
)

26
Note 15 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $
12.8
million ($
9.6

million after-tax) for the three months ended March 27, 2021 and pre-tax share based compensation
credit of $
17.5

million ($
13.6

million after-tax) for the three months ended March 28, 2020.

The $
17.5

million
credit for share-based compensation during the three months ended March

28, 2020 reflected our reduced estimate
in expected achievement of performance targets resulting from the impact of COVID-19.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense (credit) as
an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.

In the
accompanying consolidated statements of cash flows, there were no

benefits associated with tax deductions in
excess of recognized compensation as a cash inflow from financing activities for the three months ended March 27,
2021 and March 28, 2020, respectively.

Stock-based compensation represents the cost related to stock-based awards granted to employees and non-
employee directors.

We measure stock-based compensation at the grant date, based on the estimated fair value of the award, and recognize the cost (net of estimated forfeitures) as compensation expense over the requisite service
period.

Our stock-based compensation expense is reflected in selling, general and administrative expenses in our
consolidated statements of income.

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2020
Stock Incentive Plan and our 2015 Non-Employee Director Stock Incentive Plan

(together, the “Plans”).

The Plans
are administered by the Compensation Committee of the Board of Directors

(the “Compensation
Committee”).

Historically, equity-based awards have been granted solely in the form of restricted stock units
(“RSUs”).

However, in March 2021, our equity-based awards were granted in the form of RSUs and non-qualified stock options.

Grants of RSUs are stock-based awards granted to recipients with specified vesting provisions.

In the case of
RSUs, common stock is generally delivered on or following satisfaction of vesting conditions.

We issue RSUs that
vest solely based on the recipient’s continued service over time (primarily four-year cliff vesting, except for grants made under the 2015 Non-Employee Director Stock Incentive Plan, which are primarily
12
-month cliff vesting),
and RSUs that vest based on our achieving specified performance measurements and the recipient’s continued
service over time (primarily three-year cliff vesting).

For these RSUs, we recognize the cost as compensation
expense on a straight-line basis.

During the three months ended March 27, 2021, as a result of the continuing economic risk and uncertainty
resulting from the ongoing COVID-19 pandemic, the Compensation Committee decided to adjust the form of
awards granted under our 2021 long-term incentive program for our 2021 fiscal year in a manner that focuses on
our long-term value by granting stock options and time-based RSUs rather than performance-based RSUs.

Stock
options are awards that allow the recipient to purchase shares of our common stock at a fixed price following
vesting of the stock options.

Stock options are granted at an exercise price equal to our closing stock price on the
date of grant.

Stock options issued during 2021 vest
one-third

per year based on the recipient’s continued service,
subject to the terms and conditions of the Plans, are fully vested three years

from the grant date and have a
contractual term of
ten years

from the grant date, subject to earlier termination of the term upon certain events.

Compensation expense for these stock options is recognized using a graded vesting method.

We estimate the fair
value of stock options using the Black-Scholes valuation model.

In addition to equity-based awards under the 2021 long-term incentive program under the 2020 Stock Incentive
Plan, the Compensation Committee granted a Special Pandemic

Recognition Award under the 2020 Stock Incentive
Plan to recipients of performance-based RSUs under the 2018 long-term incentive program.

These awards will vest
50
% on the first anniversary of the grant date and
50
% on the second anniversary of the grant date and are recorded as compensation expense using a graded vesting method.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

27

With respect to time-based RSUs, we estimate the fair value on the date of grant based on our closing stock price at
time of grant.

With respect to performance-based RSUs, the number of shares that ultimately vest and are received by the recipient is based upon our performance as measured against specified targets over a specified period, as
determined by the Compensation Committee.

Although there is no guarantee that performance targets will be achieved, we estimate the fair value of performance-based RSUs based on our closing stock price at time of grant.

The Plans provide for adjustments to the performance-based restricted stock units targets for significant events,
including, without limitation, acquisitions, divestitures, new business ventures,

certain capital transactions
(including share repurchases), restructuring costs, if any, certain litigation settlements or payments, if any, changes in accounting principles or in applicable laws or regulations, changes in income tax rates in certain markets and
foreign exchange fluctuations.

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

Total unrecognized compensation cost related to unvested awards as of March 27, 2021 was $
110.0

million, which
is expected to be recognized over a weighted-average period of approximately
2.8

years.

The following weighted-average assumptions were used in determining the fair values of stock options using the
Black-Scholes valuation model:

Expected dividend yield

0.0
%
Expected stock price volatility

25.80
%
Risk-free interest rate

0.94
%
Expected life of options (years)

6.00

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
6
-year
expected life of the options was determined using the simplified method for estimating the expected term as
permitted under SAB Topic 14.

Estimates of fair value are not intended to predict actual future events or the value
ultimately realized by recipients of stock options, and subsequent events are not indicative of the reasonableness of
the original estimates of fair value made by us.

The following table summarizes stock option activity under the Plans during the three months ended March 27,
2021:
Weighted

Average

Weighted

Remaining

Average

Contractual

Aggregate
Exercise
Life in

Intrinsic
Shares Price Years

Value
Outstanding at beginning of period

-
$
-

Granted

788
62.71

Forfeited

-
-

Outstanding at end of period

788
$
62.71

9.9

$
4,152

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

28
The following tables summarize the activity of our unvested RSUs for the three months ended March 27, 2021:

Time-Based Restricted Stock Units
Weighted Average

Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share
Outstanding at beginning of period

1,459
$
57.61
Granted

797
62.75
Vested

(256)
66.92
Forfeited

(7)
59.59
Outstanding at end of period

1,993
$
58.46
$
67.98
Performance-Based Restricted Stock Units
Weighted Average

Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share
Outstanding at beginning of period

136
$
53.52
Granted

189
58.35
Vested

(78)
51.92
Forfeited

(4)
59.05
Outstanding at end of period

243
$
59.21
$
67.98

Note 16 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Three Months Ended
March 27, March 28,
2021 2020
Interest $
7,763
$
9,951
Income taxes
13,425
12,613

During the three months ended March 27, 2021 and March 28, 2020, we had a $
4.7

million and $
20.2

million of
non-cash net unrealized gains related to foreign currency hedging activities,

respectively.

Note 17 – Legal Proceedings

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

On
August 1, 2017 ,
Archer

filed an amended complaint, adding
Patterson Companies,
Inc. (“Patterson”) and Benco Dental Supply Co. (“Benco”) as defendants
, and
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

(unaudited
)

29
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

That action dissolved the stay the Supreme Court had previously granted.

The U.S. District Court for the Eastern District of Texas then set the case for trial, and jury selection was scheduled to begin on June 1, 2021.

Patterson and the Danaher Defendants settled with Archer and they have been
dismissed from the case with prejudice.

Benco has agreed to settle the case with the plaintiff. Henry Schein and the plaintiff have agreed to settle this matter for an amount that is not material to the Company and to dismiss the case
with prejudice.

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
150
)), which
allege claims
similar to those alleged in the County of Summit Action
. These actions consist of some that have been consolidated
within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts
and are proceeding independently and outside of the MDL.

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

By Order entered on March 24, 2021, the Circuit Court
of Washington County,

Arkansas, Case No. 72-CV20-156, granted Henry Schein’s motion to dismiss the claims brought against it in the action filed by Fayetteville Arkansas Hospital Company, LLC, et al.

The Arkansas court
gave plaintiffs until forty-five (45) days from the date the court enters an order or orders deciding all other motions

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

30
to dismiss currently pending before the court, to replead their claims against

Henry Schein.

An action filed by
Tucson Medical Center et al. was previously scheduled for trial beginning on June

1, 2021 but the court has vacated
that trial date.

At this time, the only cases set for trial are the actions filed by

West Virginia

University Hospitals,
Inc. et al., which is currently scheduled for a non-jury liability trial on plaintiffs’ public nuisance claims on
November 1, 2021, and DCH Health Care Authority, et al., which is currently scheduled for a liability jury trial on plaintiffs’ public nuisance claims on July 18, 2022.

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
against
Henry Schein, Inc., Covetrus, Inc., and Benjamin Shaw and Christine Komola (Covetrus’s then Chief
Executive Officer and Chief Financial Officer, respectively
) in the U.S. District Court for the Eastern District of
New York,

Case No. 2:19-cv-05530-FB-RLM.

The complaint seeks to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased or otherwise acquired Covetrus common stock from February
8, 2019 through August 12, 2019.

The case relates to the Animal Health Spin-off and Merger of the Henry Schein
Animal Health Business with Vets First Choice in February 2019.

The complaint alleges violations of Sections
10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission
Rule 10b-5 and asserts that defendants’ statements in the offering documents and after the transaction were materially false and misleading

because they purportedly overstated Covetrus’s capabilities as to inventory management and supply-chain services, understated the costs of integrating the Henry Schein Animal Health
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

On February 5, 2021 ,
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

On April 8, 2021 the Court
entered an order staying the Garnsey action until forty-five (
45
) days after a decision is issued finally resolving the
motions to dismiss in the City of Hollywood Class Action.

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

As of March 27, 2021, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in thousands, except per share data)

(unaudited
)

31
expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

Note 18 – Related Party Transactions

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

Spin-off”).

In connection with the completion of the Animal Health Spin-off during our 2019 fiscal year, we entered into a transition services agreement with Covetrus under which we agreed to provide certain transition services for up to twenty-four months in areas such as information technology, finance and accounting, human resources, supply chain, and real estate and facility services.

Services provided under this transition services agreement ended in
December 2020.

During the three months ended March 28, 2020, we recorded approximately

$
4.4

million of fees
for these services.

Covetrus also purchased certain products from us pursuant

to the transition services agreement,
which ended in December 2020.

During the three months ended March 28, 2020, net sales

to Covetrus were
approximately $
21.1

million.

In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was formed on July 1, 2018, we entered into a ten-year royalty agreement with Internet Brands whereby we will pay
Internet Brands approximately $31.0 million annually for the use of their intellectual property.

During the three
months ended March 27, 2021 and March 28, 2020, we recorded $
7.8

million and $
7.8

million, respectively in
connection with costs related to this royalty agreement.

As of March 27, 2021 and December 26, 2020, Henry
Schein One, LLC had a net receivable balance due from Internet Brands of

$
1.7

million and $
4.7

million,
respectively, comprised of amounts related to results of operations and the royalty agreement.

During our normal course of business, we have interests in entities that we account for under the equity accounting method.

During the three months ended March 27, 2021 and March 28,

2020, we recorded net sales of $
15.5
million and $
15.4

million, respectively, to such entities.

During the three months ended March 27, 2021 and March
28, 2020, we purchased $
3.8

million and $
3.0

million, respectively from such entities.

At March 27, 2021 and
December 26, 2020, we had in aggregate $
36.7

million and $
36.4

million, due from our equity affiliates, and $
7.8
million and $
8.6

million due to our equity affiliates, respectively.

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
“intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,”

“to be,” “to make” or other comparable
terms.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in
the documents we file with the Securities and Exchange Commission

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

Demand increased in the second half of 2020 and continued into the first quarter of 2021,
resulting in growth over the prior year driven by sales of PPE and COVID-19 related products.

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
latter half of

the second quarter of 2020, dental and medical practices began to re-open worldwide,

and continued to
do so during the second half of 2020.

During the first quarter of 2021, patient traffic levels returned to levels approaching pre-pandemic levels, although certain regions in the U.S. and internationally are experiencing an
increase in COVID-19 cases.

There is an ongoing risk that the COVID-19 pandemic may again have a material
adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on
our financial condition and liquidity.

However, the extent of the potential impact cannot be reasonably estimated at this time.

Executive-Level Overview

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

We are headquartered in Melville, New York,

employ more than 20,000 people (of which more than 9,500 are based outside the United States) and have operations or affiliates in 31 countries and territories,

including the
United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China,

the Czech Republic, France, Germany,
Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, the Netherlands, New
Zealand, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland,

Thailand, United Arab Emirates
and the United Kingdom.

We have established strategically located distribution centers around the world to enable us to better serve our customers and increase our operating efficiency.

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

Our current and future results have been and could be impacted by the COVID-19 pandemic, the current economic
environment and continued economic and public health uncertainty.

Since the onset of the COVID-19 pandemic in
early 2020, we have been carefully monitoring its impact on our global operations and have taken appropriate steps

to minimize the risk to our employees. We have seen and continue to see changes in demand trends for some of our products and services as rates of infection fluctuate, new strains or mutations of COVID-19 emerge and spread,
vaccine uptake increases, governments adapt their approaches to combatting the virus, and local conditions change
across geographies. As a result, we expect to see continued volatility through at least the duration of the pandemic.

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

During the second half of 2020, as global conditions improved, we resumed our acquisition
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

According to the U.S. Census Bureau’s International Data Base, in 2020 there were more than six and a half million
Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care
services. By the year 2050, that number is projected to nearly triple to approximately

19 million. The population
aged 65 to 84 years is projected to increase by approximately 36% during the same time period.

As a result of these market dynamics, annual expenditures for health care services continue to increase in the
United States. We believe that demand for our products and services will grow, while continuing to be impacted by current and future operating, economic and industry conditions. The Centers for Medicare and Medicaid Services,
or CMS, published “National Health Expenditure Projections 2019-2028”

indicating that total national health care
spending reached approximately $3.8 trillion in 2019, or 17.7% of the nation’s gross domestic product, the
benchmark measure for annual production of goods and services in the United

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

The federal government and state governments have also
increased enforcement activity in the health care sector, particularly in areas of fraud and abuse, anti-bribery

and
corruption, controlled substances handling,

medical device regulations, and data privacy and security standards.

Government and private insurance programs fund a large portion of the total cost of medical care,

and there have
been efforts to limit such private and government insurance programs, including efforts,

thus far unsuccessful, to
seek repeal of the entire United States Patient Protection and Affordable Care Act,

as amended by the Health Care
and Education Reconciliation Act, each enacted in March 2010, as amended.

In addition, activities to control
medical costs, including laws and regulations lowering reimbursement rates for pharmaceuticals, medical devices,
and/or medical treatments or services, are ongoing.

Many of these laws and regulations are subject to change

and
their evolving implementation may impact our operations and our financial performance.

Our businesses are also generally subject to numerous other laws and regulations that could impact our financial
performance, including securities, antitrust, consumer protection, anti-bribery and anti-kickback, customer
interaction transparency, data privacy,

data security, government contracting,

price gouging, and other laws and
regulations.

Failure to comply with law or regulations could have a material adverse effect on our business.

A more detailed
discussion of governmental laws and regulations is included in Management’s Discussion & Analysis, contained in
our Annual Report on Form 10-K for the fiscal year ended December 26,

2020, filed on February 17, 2021.

Results of Operations

The following table summarizes the significant components of our operating results and cash flows for the three
months ended March 27, 2021 and March 28, 2020 (in thousands):

Three Months Ended
March 27, March 28,
2021 2020
Operating results:
Net sales

$ 2,924,961 $ 2,428,871
Cost of sales

2,034,110 1,682,857
Gross profit

890,851 746,014
Operating expenses:
Selling, general and administrative

657,992 567,362
Restructuring costs

2,931 4,787
Operating income $ 229,928 $ 173,865
Other expense, net

$ (4,193) $ (4,842)
Net income from continuing operations 174,928 133,847
Loss from discontinued operations - (282)
Net income attributable to Henry Schein, Inc.

165,997 130,261
Three Months Ended
March 27, March 28,
2021 2020
Cash flows:

Net cash provided by operating activities from continuing operations $ 63,331 $ 78,757
Net cash used in investing activities from continuing operations (223,244) (53,605)
Net cash provided by (used in) financing activities from continuing operations (119,444) 491,608

Plans of Restructuring

On November 20, 2019, we committed to a contemplated initiative, intended to mitigate stranded costs associated
with the Animal Health Spin-off and to rationalize operations and to provide expense efficiencies.

These activities
were originally expected to be completed by the end of 2020.

In light of the changes to the business environment
brought on by the COVID-19 pandemic, we extended such activities to the end of 2021.

During the three months ended March 27, 2021 and March 28, 2020, we recorded restructuring costs of $2.9
million and $4.8 million, respectively. The restructuring costs for these periods included costs for severance benefits and facility exit costs.

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

Three Months Ended March 27, 2021 Compared to Three Months Ended March 28, 2020

Net Sales

Net sales for the three months ended March 27, 2021 and March 28, 2020 were as follows (in thousands):

March 27, % of March 28, % of Increase / (Decrease)
2021 Total 2020 Total $ %
Health care distribution
(1)
Dental

$ 1,788,928 61.2% $ 1,475,076 60.7% $ 313,852 21.3%
Medical

993,037 33.9 800,688 33.0 192,349 24.0

Total health care distribution

2,781,965 95.1 2,275,764 93.7 506,201 22.2
Technology and value-added services
(2)
142,996 4.9 131,965 5.4 11,031 8.4
Total excluding Corporate TSA revenue 2,924,961 100.0 2,407,729 99.1 517,232 21.5
Corporate TSA revenue
(3)
- - 21,142 0.9 (21,142) -
Total

$ 2,924,961 100.0% $ 2,428,871 100.0% $ 496,090 20.4
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

See
Note-18 Related Party Transactions

for further
information.
The 20.4% increase in net sales for the three months ended March 27, 2021 includes an increase of 18.2% in local
currency revenue (14.9% increase in internally generated revenue and 3.3%

growth from acquisitions) and an
increase of 2.2% related to foreign currency exchange.

During December 2020, our previous transition services
agreement (TSA) with Covetrus, in connection with the completion of the Animal-Health

Spin-off, concluded.

Accordingly, we recorded no Corporate TSA revenues for the three months ended March 27, 2021.

Sales for the
three months ended March 27, 2021 benefited from sales of PPE and COVID-19 related products of approximately
$457.5 million, an increase of approximately 189.5%

versus the prior year.

The 21.3% increase in dental net sales for the three months ended

March 27, 2021 includes an increase of 17.9% in
local currency revenue (13.7% increase in internally generated revenue and 4.2% growth from acquisitions) and an
increase of 3.4% related to foreign currency exchange.

The 17.9% increase in local currency sales was attributable
to an increase in dental consumable merchandise sales of 18.3% (13.2%

increase in internally generated revenue
and 5.1% growth from acquisitions)

and an increase in dental equipment sales and service revenues of 16.1%,
(15.5% increase in internally generated revenue and 0.6% growth from acquisitions).

The COVID-19 pandemic
had an adverse impact on prior year revenues when dental offices began closing or seeing a limited number of
patients beginning in mid-March of 2020.

During the first quarter of 2021, patient traffic levels returned to levels
approaching pre-pandemic levels, thus contributing to growth in worldwide dental revenues. Additionally, global
dental sales for the three months ended March 27, 2021 benefited from sales of PPE and COVID-19 related
products of approximately $169.3 million, an increase of approximately

72.4%

versus the prior year.

Excluding
PPE and COVID-19 related products, the increase in internally generated local currency dental sales was 11.9%.

The 24.0% increase in medical net sales for the three months ended

March 27, 2021 includes an increase of 23.7%
in local currency revenue (22.1% increase in internally generated revenue and 1.6%

growth from acquisitions)

and
an increase of 0.3% related to foreign currency exchange.

Economic conditions relating to the COVID-19
pandemic had less of an impact on the performance of our

medical group in the prior year in part due to continued
strong sales of PPE, such as masks, gowns and face shields, and other COVID-19 related products.

Globally, our
medical business continued to benefit from sales of such PPE and other

COVID-19 related products for the three
months ended March 27, 2021, recording net sales of $288.2 million,

an increase of approximately 381.3%
compared to the prior year.

Excluding sales of PPE and other COVID-19 related products, medical internal sales in
local currencies was down 6.8%, in part due to a mild influenza season that impacted diagnostic and consumable
merchandise sales, as well as from lower pharmaceutical sales.

The 8.4% increase in technology and value-added services net sales for the three months ended March 27, 2021
includes an increase of 7.0%

local currency revenue (3.6% increase in internally generated revenue and 3.4%
growth from acquisitions) and an increase of 1.4%

related to foreign currency exchange.

Sales growth was driven
by our practice management business, as well as strong financial services revenue, which benefited from dental
equipment sales growth.

During the quarter ended March 27, 2021, the trend for transactional software revenues
improved compared to the prior year, as more patients visited dental practices worldwide.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended March 27, 2021 and
March 28, 2020 were as follows (in thousands):

March 27, Gross March 28, Gross Increase / (Decrease)
2021 Margin % 2020 Margin % $ %
Health care distribution

$ 789,984 28.4% $ 653,316 28.7% $ 136,668 20.9%
Technology and value-added services 100,867 70.5 92,085 69.8 8,782 9.5
Total excluding Corporate TSA revenues 890,851 30.5 745,401 31.0 145,450 19.5
Corporate TSA revenues - - 613 2.9 (613) -
Total

$ 890,851 30.5 $ 746,014 30.7 $ 144,837 19.4

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

During December 2020, our previous transition services agreement with

Covetrus, in connection with the
completion of the Animal-Health Spin-off, concluded.

Under this agreement, Covetrus had agreed to purchase
certain products from us at a mark-up that ranged from 3% to 6% of our product cost to cover handling costs.

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

Health care distribution gross profit increased $136.7 million, or 20.9%, for the three months ended March 27, 2021
compared to the prior year period, due primarily to the increase in net sales discussed above.

Health care
distribution gross profit margin decreased to 28.4% for the three months ended March 27,

2021 from 28.7% for the
comparable prior year period due to adjustments recorded for PPE inventory and COVID-19 related products, as
well as influenza diagnostic kits, caused by volatility of pricing and demand experienced during the quarter.

Such
conditions may recur and adversely impact gross profit margins in future periods,

although we do not expect further
material inventory adjustments in 2021.

The overall increase in our health care distribution gross profit is
attributable to an increase of $120.5 million from internally generated revenue and $27.2 million increase in gross
profit from acquisitions, partially offset by an $11.0 million decline in gross profit due to the decrease in the gross
margin rates.

Technology and value-added services gross profit increased $8.8 million, or 9.5%, for the three months ended
March 27, 2021 compared to the prior year period.

The overall increase in our Technology and value-added
services gross profit is attributable to a $4.5 million increase in internally generated revenue, $4.2 million additional
gross profit from acquisitions,

and an increase of $0.1 million from gross margin rates.

Technology and value-
added services gross profit margin increased to 70.5% for the three months ended March 27, 2021 from 69.8% for
the comparable prior year period primarily due to an increase in the volume of our transactional revenue from
eClaims and credit card processing.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended March 27, 2021
and March 28, 2020 were as follows (in thousands):

% of % of
March 27, Respective March 28, Respective Increase
2021 Net Sales 2020 Net Sales $ %
Health care distribution

$ 592,052 21.3% $ 505,762 22.2% $ 86,290 17.1%
Technology and value-added services

68,871 48.2 66,387 50.3 2,484 3.7
Total

$ 660,923 22.6 $ 572,149 23.6 $ 88,774 15.5

Selling, general and administrative expenses (including restructuring costs in the three months ended March 27,
2021 and March 28, 2020) increased $88.8 million, or 15.5%, for the three months ended March 27, 2021 from the
comparable prior year period.

The $86.3 million increase in selling, general and administrative expenses within our
health care distribution segment for the three months ended March 27, 2021 as compared to the prior year period
was attributable to an increase of $64.8 million of operating costs (including

$12.8 million of settlement and
litigation costs), an increase of $23.3 million of additional costs from acquired companies, partially offset by a
decrease of $1.8 million in restructuring costs.

The $2.5 million increase in selling, general and administrative expenses within our technology and value-added services segment for the three months ended March 27, 2021 as
compared to the prior year period was attributable to an increase of $3.5 million of additional costs from acquired
companies, partially offset by a decrease of $1.0 million of operating costs.

As a percentage of net sales, selling,
general and administrative expenses decreased to 22.6% from 23.6% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $12.9 million, or
3.5% to $384.7 million, for the three months ended March 27, 2021 from the comparable prior year period.

As a
percentage of net sales, selling expenses decreased to 13.2% from 15.3%

for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses
increased $75.9 million, or 37.9% to $276.2 million, for the three months ended March 27, 2021 from the
comparable prior year period, primarily due to an increase in payroll and payroll related costs.

As a percentage of
net sales, general

and administrative expenses increased to 9.4% from 8.2% for the comparable prior year period.

Our selling, general and administrative expenses for the three months ended March 28, 2020 were affected by
certain estimates we made due to the adverse business environment brought on by the COVID-19 pandemic.

For
example, in the prior-year quarter we recorded incremental bad debt reserves of approximately

$10 million for our
global dental business. We also recognized a net credit of approximately $17.5 million in stock-based compensation expense during the prior-year quarter as we had estimated that no performance shares granted in 2018, 2019 or
2020 would ultimately vest. In contrast, for the three months ended March

27, 2021, we recorded $12.8 million in
stock-based compensation expense.

Additionally, in the prior-year quarter we recorded total impairment charges of approximately $6.1 million during the quarter related to prepaid royalty expenses and a customer relationship
intangible asset. We recorded no such impairment charges in the three months ended March 27, 2021.

Other Expense, Net

Other expense, net, for the three months ended March 27, 2021 and March

28, 2020 was as follows (in thousands):

March 27, March 28, Variance
2021 2020 $ %
Interest income

$ 1,983 $ 3,190 $ (1,207) (37.8) %
Interest expense

(6,485) (7,812) 1,327 17.0
Other, net

309 (220) 529 240.5
Other expense, net

$ (4,193) $ (4,842) $ 649 13.4

Interest income decreased $1.2 million primarily due to lower investment and late fee income.

Interest expense
decreased $1.3 million primarily due to decreased borrowings under our bank credit lines as well as lower interest
rates.

Income Taxes

For the three months ended March 27, 2021, our effective tax rate was 25.1% compared to 22.4% for the prior year
period.

The difference between our effective tax rate and the federal statutory tax rate for the three months ended
March 27, 2021, was primarily due to state and foreign income taxes and interest expense.

The difference between
our effective tax rate and the federal statutory tax rate for the three months ended

March 28, 2020 primarily relates
to state and foreign income taxes and interest expense as well as tax charges and credits associated with legal entity
reorganizations outside the United States.

Liquidity and Capital Resources

Our principal capital requirements have included funding of acquisitions, purchases of additional noncontrolling
interests, repayments of debt principal, the funding of working capital needs,

purchases of fixed assets and
repurchases of common stock (which had been temporarily suspended, but were resumed during the three months
ended March 27, 2021).

Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables.

Historically, sales have tended to be
stronger during the second half of the year and special inventory forward buy-in opportunities have been most
prevalent just before the end of the year, and have caused our working capital requirements to be higher from the
end of the third quarter to the end of the first quarter of the following year.

The pandemic and the governmental responses to it had a material adverse effect on our cash flows in the second
quarter of 2020.

In the latter half of the second quarter of 2020 and continuing through year-end, dental and
medical practices began to re-open worldwide.

During the first quarter of 2021, patient traffic levels returned to levels approaching pre-pandemic levels, although certain regions in the U.S.

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

Net cash from continuing operations provided by operating activities was

$63.3 million for the three months ended
March 27, 2021, compared to net cash from continuing operations provided by operating activities of $78.8 million
for the comparable prior year period.

The net change of $15.4 million was primarily attributable to increased working capital requirements, specifically an increase in inventories due to stocking of PPE and other COVID-19
related products, partially offset by decreased accounts receivable due to lower days sales outstanding. The effect
on operating cash flows from the increased working capital requirements was partially offset by higher net income.

Net cash from continuing operations used in investing activities was

$223.2 million for the three months ended
March 27, 2021, compared to $53.6 million for the comparable prior year period.

The net change of $169.6 million
was attributable to increased payments for equity investments and business acquisitions.

Net cash from continuing operations used in financing activities was $119.4 million for the three months ended
March 27, 2021, compared to net cash provided by financing activities of $491.6 million for the comparable prior
year period.

The net change of $611.1 million was primarily due to decreased net proceeds from bank borrowings.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

March 27, December 26,
2021 2020
Cash and cash equivalents

$ 144,538 $ 421,185
Working

capital

(1)
1,447,857 1,508,313
Debt:
Bank credit lines

$ 67,415 $ 73,366
Current maturities of long-term debt

111,176 109,836
Long-term debt

506,461 515,773
Total debt

$ 685,052 $ 698,975
Leases:
Current operating lease liabilities $ 68,580 $ 64,716
Non-current operating lease liabilities 248,624 238,727
(1)

At March 27, 2021 and December 26, 2020, there were no trade accounts receivable that were restricted to settle obligations of this VIE, nor were there liabilities of the VIE where the creditors have recourse to us.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations decreased to 42.8 days as of March 27, 2021 from
45.9 days as of March 28, 2020.

During the three months ended March 27, 2021, we wrote

off approximately $3.3
million of fully reserved accounts receivable against our trade receivable reserve.

Our inventory turns from
operations increased to 5.2 as of March 27, 2021 from 4.9 as of March 28, 2020.

Our working capital accounts
may be impacted by current and future economic conditions.

Bank Credit Lines

Bank credit lines consisted of the following:

March 27, December 26,
2021 2020
Revolving credit agreement
$
-
$
-
Other short-term bank credit lines 67,415 73,366
Total

$
67,415
$
73,366

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement

(the “Credit Agreement”), which
matures in April 2022.

The interest rate is based on the USD LIBOR

plus a spread based on our leverage ratio at
the end of each financial reporting quarter.

We expect most LIBOR rates to be discontinued immediately after
December 31, 2021, while the remaining LIBOR rates will be discontinued

immediately after June 30, 2023, which
will require an amendment to our debt agreements to reflect a new reference rate. We do not expect the
discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our
financial position or to materially affect our interest expense.

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

As of March 27, 2021, and December 26, 2020, we had no borrowings on this
revolving credit facility.

As of March 27, 2021, and December 26, 2020, there were $9.3 million and $9.5 million
of letters of credit, respectively, provided to third parties under the credit facility.

On April 17, 2020, we amended the Credit Agreement to, among other things, (i) modify the financial covenant
from being based on total leverage ratio to net leverage ratio, (ii) adjust the pricing grid to reflect the net leverage
ratio calculation, and (iii) increase the maximum maintenance leverage ratio through March 31, 2021.

364-Day Credit Agreement

On March 4, 2021 we repaid the outstanding obligations and terminated the lender commitments under our $700
million 364-day credit agreement which was entered into on April 17, 2020.

This facility was originally scheduled
to mature on April 16, 2021.

Other Short-Term Credit

Lines

As of March 27, 2021 and December 26, 2020, we had various other short-term bank credit lines available, of
which $67.4 million and $73.4 million, respectively, were outstanding.

At March 27, 2021 and December 26,
2020, borrowings under all of these credit lines had a weighted average interest rate of 4.52% and 4.14%,
respectively.

Long-term debt

Long-term debt consisted of the following:

March 27, December 26,
2021 2020
Private placement facilities

$ 606,355 $ 613,498
Note payable - 1,554
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from 2.45% to 4.27% at March 27, 2021 and

ranging from 2.62% to 4.27% at December 26, 2020 5,969 4,596
Finance lease obligations (see Note 7) 5,313 5,961
Total

617,637 625,609
Less current maturities

(111,176) (109,836)
Total long-term debt

$ 506,461 $ 515,773

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
applicable due dates.

On March 5, 2021, we amended the private placement facilities to, among other things, (a) modify the financial
covenant from being based on a net leverage ratio to a total leverage ratio and (b) restore the maximum
maintenance total leverage ratio to 3.25x and remove the 1.00% interest rate increase triggered if the net leverage
ratio were to exceed 3.0x.

The components of our private placement facility borrowings as of March 27, 2021 are presented in the following
table (in thousands):

Amount of
Borrowing
Borrowing

Date of Borrowing Outstanding Rate Due Date
January 20, 2012

(1)
$ 7,143 3.09 % January 20, 2022
January 20, 2012 50,000 3.45 January 20, 2024
December 24, 2012 50,000 3.00 December 24, 2024
June 2, 2014 100,000 3.19 June 2, 2021
June 16, 2017 100,000 3.42 June 16, 2027
September 15, 2017 100,000 3.52 September 15, 2029
January 2, 2018 100,000 3.32 January 2, 2028
September 2, 2020 100,000 2.35 September 2, 2030
Less: Deferred debt issuance costs (788)
$ 606,355
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

As of March 27, 2021 and December 26, 2020, there were no borrowings outstanding
under this securitization facility.

At March 27, 2021, the interest rate on borrowings under this facility was based
on the asset-backed commercial paper rate of 0.18% plus 0.95%, for a combined rate of 1.13%.

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

Our leases have remaining terms of less than one year to

approximately 15 years, some of
which may include options to extend the leases for up to 10 years.

As of March 27, 2021, our right-of-use assets
related to operating leases were $301.8 million and our current and non-current operating lease liabilities were
$68.6 million and $248.6 million, respectively.

Stock Repurchases

On March 8, 2021, we announced the reinstatement of our share repurchase program.

From March 3, 2003 through March 27, 2021, we repurchased $3.7 billion,

or 76,888,531 shares, under our
common stock repurchase programs, with $112.6 million available as of March 27, 2021 for future common stock
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

The components of the change in the redeemable noncontrolling interests for the three months ended March 27, 2021 and the year ended December

26, 2020 are presented in the
following table:

March 27, December 26,
2021 2020
Balance, beginning of period

$ 327,699 $ 287,258
Decrease in redeemable noncontrolling interests due to
redemptions

- (17,241)
Increase in redeemable noncontrolling interests due to business acquisitions 85,037 28,387
Net income attributable to redeemable noncontrolling interests

7,053 13,363
Dividends declared

(6,237) (12,631)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests

(6,173) (4,279)
Change in fair value of redeemable securities

45,520 32,842
Balance, end of period

$ 452,899 $ 327,699

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

of income.

For the three months ended March 27, 2021 and March 28, 2020,

there were no
material adjustments recorded in our consolidated statements of income relating to changes in estimated contingent
purchase price liabilities.

Noncontrolling Interests

Noncontrolling interests represent our less than 50% ownership interest in an acquired subsidiary. Our net income
is reduced by the portion of the subsidiaries net income that is attributable to noncontrolling interests.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item
7 of our Annual Report on Form 10-K for the year ended December 26, 2020,

except accounting policies adopted
as of December 27, 2020, which are discussed in
Note 2-Critical Accounting Policies, Accounting Pronouncements
Adopted and Recently Issued Accounting Standards

of the Notes to the Consolidated Financial Statements included under Item 1.

Our financial results for the three months ended March 27, 2021 were affected by certain estimates we made due to
the adverse business environment brought on by the COVID-19 pandemic.

For example, in the quarter ended
March 28, 2020 we recorded incremental bad debt reserves of approximately

$10.0 million for our global dental
business.

During the quarter ended March 28, 2020, we also recognized a net credit of approximately $17.5 million
in stock-based compensation

expense due to our estimate that no performance shares granted in 2018,

2019 or 2020
would ultimately vest.

In contrast, for the three months ended March 27, 2021, we

recorded $12.8 million in stock-
based compensation expense.

Additionally in the quarter ended March 28, 2020, we recorded total impairment charges of approximately $6.1 million related to prepaid royalty expenses and a customer relationship intangible
asset.

We had no material impairment charges in the quarter ended March 27, 2021.

Although our selling, general
and administrative expenses for the three months ended March 27, 2021 represent management's best estimates and
assumptions that affect the reported amounts, our judgment could change in the future due to the significant
uncertainty surrounding the macroeconomic effect of the COVID-19 pandemic.

Accounting Standards Update

For a discussion of accounting standards updates that have been adopted or will be adopted, see
Note 2-Critical
Accounting Policies, Accounting Pronouncements Adopted and Recently Issued Accounting Standards

of the Notes
to the Consolidated Financial Statements included under Item 1.

ITEM 3.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual
Report on Form 10-K for the year ended December 26, 2020.

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

27, 2021, to ensure that all
material information required to be disclosed by us in reports that we file or submit under the Exchange Act is
accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and
that all such information is recorded, processed, summarized and reported within the time periods specified in the
SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of acquisitions and continued acquisition integrations undertaken during the quarter and carried
over from prior quarters, as well as changes to the operating methods of some of our internal controls over financial
reporting due to the COVID-19 pandemic, when considered in the aggregate,

represents a material change in our
internal control over financial reporting.

During the quarter ended March 27, 2021, we completed the acquisition of dental and medical businesses in North
America and Europe with approximate aggregate annual revenues of approximately

$354 million.

In addition,
post-acquisition integration related activities continued for our North American medical and global dental
businesses acquired during prior quarters, representing aggregate annual revenues of approximately $299
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

PART

II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

For a discussion of Legal Proceedings, see
Note 17–Legal Proceedings

of the Notes to the Consolidated Financial
Statements included under Item 1.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in

Part 1, Item 1A, of our Annual Report on
Form 10-K for the year ended December 26, 2020.
ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our share repurchase program announced on March 3, 2003 , originally allowed us to repurchase up to two million shares pre-stock splits (eight million shares post-stock splits) of our common stock, which represented
approximately 2.3%

of the shares outstanding at the commencement of the program.

Subsequent additional
increases totaling $3.7 billion, authorized by our Board of Directors,

to the repurchase program provide for a total
of $3.8 billion of shares of our common stock to be repurchased under this program.

On March 8, 2021, we announced the reinstatement of our share repurchase program.

As of March 27, 2021, we had repurchased approximately $3.7 billion of common stock (76,888,531 shares) under
these initiatives, with $112.6 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended March 27, 2021.
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
12/27/20 through 1/30/2021 -
$
- - 3,055,600
1/31/21 through 2/27/2021 - - - 3,253,214
2/28/21 through 3/27/2021 1,325,242 66.90 1,325,242 1,655,664
1,325,242 1,325,242
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

ITEM 6.

EXHIBITS

4.1
Second Amendment to Second Amended and Restated Multicurrency Private
Shelf Agreement, dated as of March 5, 2021, by and among us, PGIM, Inc. and each Prudential affiliate which becomes party thereto
.
(Incorporated by
reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 8,
2021.)
4.2
Second Amendment to Second Amended and Restated Master Note Facility,
dated as of March 5, 2021, by and among us, NYL Investors LLC and each
New York Life affiliate which becomes party thereto
.
(Incorporated by
reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 8,
2021.)
4.3
Second Amendment to Second Amended and Restated Multicurrency Master
Note Purchase Agreement, dated as of March 5, 2021, by and among us,
Metropolitan Life Insurance Company, MetLife Investment Management, LLC
and each MetLife affiliate which becomes party thereto
.
(Incorporated by
reference to Exhibit 4.3 to our Current Report on Form 8-K filed on March 8,
2021.)
10.1
Form of 2021 Stock Option Agreement pursuant to the Henry Schein, Inc. 2020
Stock Incentive Plan (as amended and restated effective as of May 21, 2020)
.
(Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8,

2021.)**
10.2
Form of 2021 Special Pandemic Recognition Award Restricted Stock Unit
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended March 27, 2021, formatted in Inline XBRL (included within
Exhibit 101 attachments).+
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

Dated: May 4, 2021