Form 10-Q
period 2021-06-26
HENRY SCHEIN INC
filed 2021-08-03
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2021

or

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

As of July 26, 2021, there were 139,693,210 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 26,	December 26,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167,228	$421,185
Accounts receivable, net of reserves of $81,113 and $88,030	1,356,881	1,424,787
Inventories, net	1,688,210	1,512,499
Prepaid expenses and other	529,929	432,944
Total current assets	3,742,248	3,791,415
Property and equipment, net	358,224	342,004
Operating lease right-of-use assets	301,440	288,847
Goodwill	2,722,974	2,504,392
Other intangibles, net	604,515	479,429
Investments and other	394,665	366,445
Total assets	$8,124,066	$7,772,532

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$903,859	$1,005,655
Bank credit lines	72,105	73,366
Current maturities of long-term debt	9,839	109,836
Operating lease liabilities	75,008	64,716
Accrued expenses:
Payroll and related	313,892	295,329
Taxes	156,176	138,671
Other	562,762	595,529
Total current liabilities	2,093,641	2,283,102
Long-term debt	706,487	515,773
Deferred income taxes	46,528	30,065
Operating lease liabilities	243,232	238,727
Other liabilities	423,416	392,781
Total liabilities	3,513,304	3,460,448

Redeemable noncontrolling interests	604,081	327,699
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $0.01 par value, 480,000,000 shares authorized,
139,780,841 outstanding on June 26, 2021 and
142,462,571 outstanding on December 26, 2020	1,398	1,425
Additional paid-in capital	-	-
Retained earnings	3,465,647	3,454,831
Accumulated other comprehensive loss	(106,779)	(108,084)
Total Henry Schein, Inc. stockholders' equity	3,360,266	3,348,172
Noncontrolling interests	646,415	636,213
Total stockholders' equity	4,006,681	3,984,385
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$8,124,066	$7,772,532

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020

Net sales	$2,967,223	$1,684,399	$5,892,184	$4,113,270
Cost of sales	2,077,472	1,230,133	4,111,582	2,912,990
Gross profit	889,751	454,266	1,780,602	1,200,280
Operating expenses:
Selling, general and administrative	678,801	445,765	1,336,793	1,013,127
Restructuring costs	604	15,934	3,535	20,721
Operating income (loss)	210,346	(7,433)	440,274	166,432
Other income (expense):
Interest income	1,357	1,997	3,340	5,187
Interest expense	(6,376)	(10,486)	(12,861)	(18,298)
Other, net	354	(291)	663	(511)
Income (loss) from continuing operations before taxes,
equity in earnings of affiliates and noncontrolling interests	205,681	(16,213)	431,416	152,810
Income tax benefit (expense)	(48,027)	950	(104,712)	(36,960)
Equity in earnings of affiliates	6,323	1,411	12,201	4,145
Net income (loss) from continuing operations	163,977	(13,852)	338,905	119,995
Income from discontinued operations, net of tax	-	585	-	303
Net income (loss)	163,977	(13,267)	338,905	120,298
Less: Net (income) loss attributable to noncontrolling interests	(8,261)	2,470	(17,192)	(834)
Plus: Net loss attributable to noncontrolling interests
from discontinued operations	-	-	-	-
Net income (loss) attributable to Henry Schein, Inc.	$155,716	$(10,797)	$321,713	$119,464
Amounts attributable to Henry Schein Inc.:
Continuing operations	$155,716	$(11,382)	$321,713	$119,161
Discontinued operations	-	585	-	303
Net income (loss) attributable to Henry Schein, Inc.	$155,716	$(10,797)	$321,713	$119,464

Earnings (loss) per share from continuing operations attributable to Henry Schein, Inc.:

Basic	$1.11	$(0.08)	$2.28	$0.84
Diluted	$1.10	$(0.08)	$2.26	$0.84

Earnings per share from discontinued operations attributable to Henry Schein, Inc.:

Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Earnings (loss) per share attributable to Henry Schein, Inc.:

Basic	$1.11	$(0.08)	$2.28	$0.84
Diluted	$1.10	$(0.08)	$2.26	$0.84

Weighted-average common shares outstanding:
Basic	140,358	142,350	141,316	142,654
Diluted	141,657	142,350	142,538	142,654

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020

Net income (loss)	$163,977	$(13,267)	$338,905	$120,298

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	38,138	34,408	(343)	(54,904)

Unrealized gain (loss) from foreign currency hedging
activities	(1,751)	(4,989)	1,610	10,154

Unrealized investment gain (loss)	3	2	(3)	(7)

Pension adjustment gain (loss)	35	(225)	842	499

Other comprehensive income (loss), net of tax	36,425	29,196	2,106	(44,258)
Comprehensive income	200,402	15,929	341,011	76,040
Comprehensive income attributable to noncontrolling
interests:
Net (income) loss	(8,261)	2,470	(17,192)	(834)
Foreign currency translation (gain) loss	(6,899)	(799)	(801)	12,380
Comprehensive (income) loss attributable to noncontrolling
interests	(15,160)	1,671	(17,993)	11,546

Comprehensive income attributable to Henry Schein, Inc.	$185,242	$17,600	$323,018	$87,586

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interests	Equity
Balance, March 27, 2021	141,310,113	$1,413	$-	$3,493,060	$(136,305)	$638,562	$3,996,730
Net income (excluding $6,980 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	155,716	-	1,281	156,997
Foreign currency translation gain (excluding gain of $6,743
attributable to Redeemable noncontrolling interests)	-	-	-	-	31,239	156	31,395
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $687	-	-	-	-	(1,751)	-	(1,751)
Unrealized investment gain, net of tax of $1	-	-	-	-	3	-	3
Pension adjustment gain, net of tax benefit of $38	-	-	-	-	35	-	35
Dividends paid	-	-	-	-	-	(77)	(77)
Change in fair value of redeemable securities	-	-	(87,188)	-	-	-	(87,188)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	6,493	6,493
Repurchase and retirement of common stock	(1,542,315)	(15)	(14,992)	(97,545)	-	-	(112,552)
Stock-based compensation expense	17,916	-	17,364	-	-	-	17,364
Shares withheld for payroll taxes	(4,873)	-	(369)	-	-	-	(369)
Settlement of stock-based compensation awards	-	-	(399)	-	-	-	(399)
Transfer of charges in excess of capital	-	-	85,584	(85,584)	-	-	-
Balance, June 26, 2021	139,780,841	$1,398	$-	$3,465,647	$(106,779)	$646,415	$4,006,681

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interests	Equity
Balance, March 28, 2020	142,433,360	$1,424	$17,565	$3,183,236	$(227,648)	$631,215	$3,605,792
Net loss (excluding loss of $1,678 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	(10,797)	-	(792)	(11,589)
Foreign currency translation gain (excluding gain of $751
attributable to Redeemable noncontrolling interests)	-	-	-	-	33,609	48	33,657
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $1,744	-	-	-	-	(4,989)	-	(4,989)
Unrealized investment gain, net of tax of $1	-	-	-	-	2	-	2
Pension adjustment loss, net of tax benefit of $125	-	-	-	-	(225)	-	(225)
Dividends paid	-	-	-	-	-	(8)	(8)
Purchase of noncontrolling interests	-	-	-	-	-	(9)	(9)
Change in fair value of redeemable securities	-	-	(7,489)	-	-	-	(7,489)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	4	4
Stock-based compensation expense	7,033	-	5,156	-	-	-	5,156
Shares withheld for payroll taxes	(2,266)	-	(132)	-	-	-	(132)
Settlement of stock-based compensation awards	-	-	(273)	-	-	-	(273)
Separation of Animal Health business	-	-	1,648	-	-	-	1,648
Balance, June 27, 2020	142,438,127	$1,424	$16,475	$3,172,439	$(199,251)	$630,458	$3,621,545

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interests	Equity
Balance, December 26, 2020	142,462,571	$1,425	$-	$3,454,831	$(108,084)	$636,213	$3,984,385
Net income (excluding $14,033 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	321,713	-	3,159	324,872
Foreign currency translation gain (loss) (excluding gain of $570
attributable to Redeemable noncontrolling interests)	-	-	-	-	(1,144)	231	(913)
Unrealized gain from foreign currency hedging activities,
net of tax of $647	-	-	-	-	1,610	-	1,610
Unrealized investment loss, net of tax benefit of $1	-	-	-	-	(3)	-	(3)
Pension adjustment gain, net of tax of $181	-	-	-	-	842	-	842
Dividends paid	-	-	-	-	-	(154)	(154)
Change in fair value of redeemable securities	-	-	(132,708)	-	-	-	(132,708)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	6,966	6,966
Repurchase and retirement of common stock	(2,867,557)	(29)	(27,241)	(173,941)	-	-	(201,211)
Stock-based compensation expense	299,561	3	30,151	-	-	-	30,154
Shares withheld for payroll taxes	(113,734)	(1)	(7,546)	-	-	-	(7,547)
Settlement of stock-based compensation awards	-	-	388	-	-	-	388
Transfer of charges in excess of capital	-	-	136,956	(136,956)	-	-	-
Balance, June 26, 2021	139,780,841	$1,398	$-	$3,465,647	$(106,779)	$646,415	$4,006,681

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interests	Equity
Balance, December 28, 2019	143,353,459	$1,434	$47,768	$3,116,215	$(167,373)	$632,093	$3,630,137
Cumulative impact of adopting new accounting standards	-	-	-	(412)	-	-	(412)
Net income (excluding $1,161 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	119,464	-	(327)	119,137
Foreign currency translation loss (excluding loss of $12,276
attributable to Redeemable noncontrolling interests)	-	-	-	-	(42,524)	(104)	(42,628)
Unrealized gain from foreign currency hedging activities,
net of tax of $3,346	-	-	-	-	10,154	-	10,154
Unrealized investment loss, net of tax benefit of $1	-	-	-	-	(7)	-	(7)
Pension adjustment gain, net of tax of $199	-	-	-	-	499	-	499
Dividends paid	-	-	-	-	-	(507)	(507)
Purchase of noncontrolling interests	-	-	(1,597)	-	-	(701)	(2,298)
Change in fair value of redeemable securities	-	-	5,583	-	-	-	5,583
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	4	4
Repurchase and retirement of common stock	(1,200,000)	(12)	(10,949)	(62,828)	-	-	(73,789)
Stock-based compensation expense (credit)	514,443	5	(12,363)	-	-	-	(12,358)
Shares withheld for payroll taxes	(229,775)	(3)	(14,003)	-	-	-	(14,006)
Settlement of stock-based compensation awards	-	-	387	-	-	-	387
Separation of Animal Health business	-	-	1,649	-	-	-	1,649
Balance, June 27, 2020	142,438,127	$1,424	$16,475	$3,172,439	$(199,251)	$630,458	$3,621,545

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 26,	June 27,
	2021	2020
Cash flows from operating activities:
Net income	$338,905	$120,298
Income from discontinued operations	-	303
Income from continuing operations	338,905	119,995
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	99,278	93,946
Impairment charge on intangible assets	-	2,149
Stock-based compensation expense (credit)	30,154	(12,358)
Provision for (benefit from) losses on trade and other accounts receivable	(4,072)	28,758
Provision (benefit from) for deferred income taxes	5,705	(32,871)
Equity in earnings of affiliates	(12,201)	(4,145)
Distributions from equity affiliates	10,747	4,220
Changes in unrecognized tax benefits	(6,286)	1,380
Other	3,429	227
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	101,619	99,672
Inventories	(123,758)	13,700
Other current assets	(85,979)	(188,616)
Accounts payable and accrued expenses	(135,815)	(138,900)
Net cash provided by (used in) operating activities from continuing operations	221,726	(12,843)
Net cash provided by operating activities from discontinued operations	-	573
Net cash provided by (used in) operating activities	221,726	(12,270)

Cash flows from investing activities:
Purchases of fixed assets	(31,812)	(30,588)
Payments related to equity investments and business
acquisitions, net of cash acquired	(295,652)	(37,725)
Proceeds from sale of equity investment	-	12,000
Payments for loan to affiliate	(2,021)	(1,729)
Other	(11,634)	(11,599)
Net cash used in investing activities from continuing operations	(341,119)	(69,641)
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(341,119)	(69,641)

Cash flows from financing activities:
Net change in bank borrowings	(5,381)	479,702
Proceeds from issuance of long-term debt	200,000	501,421
Principal payments for long-term debt	(120,326)	(609,580)
Debt issuance costs	(199)	(3,655)
Payments for repurchases of common stock	(201,211)	(73,789)
Payments for taxes related to shares withheld for employee taxes	(7,359)	(13,713)
Distributions to noncontrolling shareholders	(3,789)	(3,466)
Acquisitions of noncontrolling interests in subsidiaries	(1,130)	(14,934)
Proceeds from Henry Schein Animal Health Business	-	64
Net cash provided by (used in) financing activities from continuing operations	(139,395)	262,050
Net cash used in financing activities from discontinued operations	-	(573)
Net cash provided by (used in) financing activities	(139,395)	261,477
Effect of exchange rate changes on cash and cash equivalents from continuing operations	4,831	10,447
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	-	-
Net change in cash and cash equivalents from continuing operations	(253,957)	190,013
Net change in cash and cash equivalents from discontinued operations	-	-
Cash and cash equivalents, beginning of period	421,185	106,097
Cash and cash equivalents, end of period	$167,228	$296,110

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

For the consolidated VIE, the trade accounts receivable transferred to the VIE are pledged as collateral to the related debt. The creditors have recourse to us for losses on these trade accounts receivable. At June 26, 2021 and December 26, 2020, there were no trade accounts receivable that were restricted to settle obligations of this VIE, nor were there liabilities of the VIE where the creditors have recourse to us.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 26, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 25, 2021.

In March 2020, the World Health Organization declared the Novel Coronavirus Disease 2019 (“COVID-19”) a pandemic. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries implemented business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat the pandemic, which significantly impacted global business and dramatically reduced demand for dental products and certain medical products in the second quarter of 2020. Demand increased in the second half of 2020 and has continued into the first half of 2021, resulting in growth over the prior year driven by sales of personal protective equipment (PPE) and COVID-19 related products.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Our consolidated financial statements reflect estimates and assumptions made by us that affect, among other things, our goodwill, long-lived asset and definite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; hedging activity; vendor rebates; measurement of compensation cost for certain share-based performance awards and cash bonus plans; and pension plan assumptions. Due to the significant uncertainty surrounding the future impact of COVID-19, our judgments regarding estimates and impairments could change in the future. In addition, the impact of COVID-19 had a material adverse effect on our business, results of operations and cash flows, primarily in the second quarter of 2020. In the latter half of the second quarter of 2020, dental and medical practices began to re-open worldwide, and continued to do so during the second half of 2020. During the first half of 2021, patient traffic levels returned to levels approaching pre-pandemic levels. There is an ongoing risk that the COVID-19 pandemic may again have a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

Note 2 – Critical Accounting Policies, Accounting Pronouncements Adopted and Recently Issued Accounting Standards

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the six months ended June 26, 2021, as compared to the critical accounting policies described in Item 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 26, 2020, except as follows:

Accounting Pronouncements Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Our adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3 – Revenue from Contracts with Customers

Revenue is recognized in accordance with policies disclosed in Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2020.

Disaggregation of Revenue

The following table disaggregates our revenue by segment and geography:

	Three Months Ended			Six Months Ended
	June 26, 2021			June 26, 2021
	North America	International	Global	North America	International	Global
Revenues:
Health care distribution
Dental	$1,127,607	$782,737	$1,910,344	$2,172,390	$1,526,882	$3,699,272
Medical	877,773	27,055	904,828	1,842,900	54,965	1,897,865
Total health care distribution	2,005,380	809,792	2,815,172	4,015,290	1,581,847	5,597,137
Technology and value-added services	129,897	22,154	152,051	251,834	43,213	295,047
Total revenues	$2,135,277	$831,946	$2,967,223	$4,267,124	$1,625,060	$5,892,184

	Three Months Ended			Six Months Ended
	June 27, 2020			June 27, 2020
	North America	International	Global	North America	International	Global
Revenues:
Health care distribution
Dental	$515,946	$425,346	$941,292	$1,404,318	$1,012,050	$2,416,368
Medical	596,588	21,222	617,810	1,374,616	43,882	1,418,498
Total health care distribution	1,112,534	446,568	1,559,102	2,778,934	1,055,932	3,834,866
Technology and value-added services	92,927	12,300	105,227	206,425	30,767	237,192
Total excluding Corporate TSA revenues (1)	1,205,461	458,868	1,664,329	2,985,359	1,086,699	4,072,058
Corporate TSA revenues (1)	-	20,070	20,070	-	41,212	41,212
Total revenues	$1,205,461	$478,938	$1,684,399	$2,985,359	$1,127,911	$4,113,270

(1) Corporate TSA revenues represents sales of certain animal health products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which ended in December 2020. See Note-18 Related Party Transactions for further information.

At December 26, 2020, the current portion of contract liabilities of $71.5 million was reported in Accrued expenses: Other, and $8.2 million related to non-current contract liabilities was reported in Other liabilities. During the six months ended June 26, 2021, we recognized in revenue $47.1 million of the amounts that were previously deferred at December 26, 2020. At June 26, 2021, the current and non-current portion of contract liabilities were $70.9 million and $9.0 million, respectively.

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

The following tables present information about our reportable and operating segments:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Net Sales:
Health care distribution (1)
Dental	$1,910,344	$941,292	$3,699,272	$2,416,368
Medical	904,828	617,810	1,897,865	1,418,498
Total health care distribution	2,815,172	1,559,102	5,597,137	3,834,866
Technology and value-added services (2)	152,051	105,227	295,047	237,192
Total excluding Corporate TSA revenue	2,967,223	1,664,329	5,892,184	4,072,058
Corporate TSA revenues (3)	-	20,070	-	41,212
Total	$2,967,223	$1,684,399	$5,892,184	$4,113,270

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

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Operating Income (Loss):
Health care distribution	$181,761	$(25,348)	$379,693	$122,819
Technology and value-added services	28,585	17,915	60,581	43,613
Total	$210,346	$(7,433)	$440,274	$166,432

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 5 – Debt

Bank Credit Lines

Bank credit lines consisted of the following:

	June 26,	December 26,
	2021	2020
Revolving credit agreement	$-	$-
Other short-term bank credit lines	72,105	73,366
Total	$72,105	$73,366

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”), which matures in April 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect most LIBOR rates to be discontinued immediately after December 31, 2021, while the remaining LIBOR rates will be discontinued immediately after June 30, 2023, which will require an amendment to our debt agreements to reflect a new reference rate. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or to materially affect our interest expense. The Credit Agreement also requires, among other things, that we maintain maximum leverage ratios. Additionally, the Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions, on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of June 26, 2021, and December 26, 2020, we had no borrowings under this revolving credit facility. As of June 26, 2021, and December 26, 2020, there were $9.3 million and $9.5 million of letters of credit, respectively, provided to third parties under the credit facility.

On April 17, 2020, we amended the Credit Agreement to, among other things, (i) modify the financial covenant from being based on total leverage ratio to net leverage ratio, (ii) adjust the pricing grid to reflect the net leverage ratio calculation, and (iii) increase the maximum maintenance leverage ratio through March 31, 2021.

364-Day Credit Agreement

On March 4, 2021, we repaid the outstanding obligations and terminated the lender commitments under our $700 million 364-day credit agreement which was entered into on April 17, 2020. This facility was originally scheduled to mature on April 16, 2021.

Other Short-Term Credit Lines

As of June 26, 2021 and December 26, 2020, we had various other short-term bank credit lines available, of which $72.1 million and $73.4 million, respectively, were outstanding. At June 26, 2021 and December 26, 2020, borrowings under all of these credit lines had a weighted average interest rate of 5.98% and 4.14%, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Long-term debt

Long-term debt consisted of the following:

	June 26,	December 26,
	2021	2020
Private placement facilities	$706,332	$613,498
Note payable	-	1,554
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from 2.45% to 4.27% at June 26, 2021 and
ranging from 2.62% to 4.27% at December 26, 2020	4,293	4,596
Finance lease obligations (see Note 6)	5,701	5,961
Total	716,326	625,609
Less current maturities	(9,839)	(109,836)
Total long-term debt	$706,487	$515,773

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The components of our private placement facility borrowings as of June 26, 2021 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
January 20, 2012 (1)	$7,143	3.09%	January 20, 2022
January 20, 2012	50,000	3.45	January 20, 2024
December 24, 2012	50,000	3.00	December 24, 2024
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
September 2, 2020	100,000	2.35	September 2, 2030
June 2, 2021	100,000	2.48	June 2, 2031
June 2, 2021	100,000	2.58	June 2, 2033
Less: Deferred debt issuance costs	(811)
	$706,332

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, was scheduled to expire on April 29, 2022. On June 22, 2020, the expiration date for this facility was extended to June 12, 2023 and was amended to adjust certain covenant levels for 2020. As of June 26, 2021 and December 26, 2020, there were no borrowings outstanding under this securitization facility. At June 26, 2021, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 0.14% plus 0.95%, for a combined rate of 1.09%. At December 26, 2020, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 0.22% plus 0.95%, for a combined rate of 1.17%.

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

(unaudited)

Note 6 – Leases

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment. Our leases have remaining terms of less than one year to approximately 15 years, some of which may include options to extend the leases for up to 10 years. The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Operating lease cost: (1)	$25,840	$21,991	$48,946	$44,070
Finance lease cost:
Amortization of right-of-use assets	516	282	1,120	714
Interest on lease liabilities	27	20	53	57
Total finance lease cost	$543	$302	$1,173	$771

(1)	Includes variable lease expenses.

Supplemental balance sheet information related to leases is as follows:

	June 26,	December 26,
	2021	2020
Operating Leases:
Operating lease right-of-use assets	$301,440	$288,847

Current operating lease liabilities	75,008	64,716
Non-current operating lease liabilities	243,232	238,727
Total operating lease liabilities	$318,240	$303,443

Finance Leases:
Property and equipment, at cost	$11,443	$10,683
Accumulated depreciation	(5,170)	(4,277)
Property and equipment, net of accumulated depreciation	$6,273	$6,406

Current maturities of long-term debt	$2,420	$2,420
Long-term debt	3,281	3,541
Total finance lease liabilities	$5,701	$5,961

Weighted Average Remaining Lease Term in Years:
Operating leases	7.1	7.5
Finance leases	4.0	4.3

Weighted Average Discount Rate:
Operating leases	2.6%	2.8%
Finance leases	1.8%	1.9%

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 26,	June 27,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$39,988	$38,579
Operating cash flows for finance leases	47	50
Financing cash flows for finance leases	1,407	947
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$49,226	$14,926
Finance leases	1,244	1,814

Maturities of lease liabilities are as follows:

	June 26, 2021
	Operating	Finance
	Leases	Leases
2021	$42,284	$1,384
2022	72,260	1,930
2023	49,569	963
2024	35,148	393
2025	30,519	337
Thereafter	118,761	895
Total future lease payments	348,541	5,902
Less: imputed interest	(30,301)	(201)
Total	$318,240	$5,701

As of June 26, 2021, we have additional operating leases with total lease payments of $12.5 million for buildings and vehicles that have not yet commenced. These operating leases will commence subsequent to June 26, 2021, with lease terms of two years to 10 years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 7 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the redeemable noncontrolling interests for the six months ended June 26, 2021 and the year ended December 26, 2020 are presented in the following table:

	June 26,	December 26,
	2021	2020
Balance, beginning of period	$327,699	$287,258
Decrease in redeemable noncontrolling interests due to
redemptions	(1,130)	(17,241)
Increase in redeemable noncontrolling interests due to business
acquisitions	140,155	28,387
Net income attributable to redeemable noncontrolling interests	14,033	13,363
Dividends declared	(9,954)	(12,631)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	570	(4,279)
Change in fair value of redeemable securities	132,708	32,842
Balance, end of period	$604,081	$327,699

Note 8 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	June 26,	December 26,
	2021	2020
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(24,047)	$(24,617)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$466	$235

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$(77,709)	$(76,565)
Unrealized loss from foreign currency hedging activities	(9,878)	(11,488)
Unrealized investment gain (loss)	(2)	1
Pension adjustment loss	(19,190)	(20,032)
Accumulated other comprehensive loss	$(106,779)	$(108,084)

Total Accumulated other comprehensive loss	$(130,360)	$(132,466)

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Net income (loss)	$163,977	$(13,267)	$338,905	$120,298

Foreign currency translation gain (loss)	38,138	34,408	(343)	(54,904)
Tax effect	-	-	-	-
Foreign currency translation gain (loss)	38,138	34,408	(343)	(54,904)

Unrealized gain (loss) from foreign currency hedging
activities	(2,438)	(6,733)	2,257	13,500
Tax effect	687	1,744	(647)	(3,346)
Unrealized gain (loss) from foreign currency hedging
activities	(1,751)	(4,989)	1,610	10,154

Unrealized investment gain (loss)	4	3	(4)	(8)
Tax effect	(1)	(1)	1	1
Unrealized investment gain (loss)	3	2	(3)	(7)

Pension adjustment gain (loss)	(3)	(350)	1,023	698
Tax effect	38	125	(181)	(199)
Pension adjustment gain (loss)	35	(225)	842	499
Comprehensive income	$200,402	$15,929	$341,011	$76,040

The change in the unrealized gain (loss) from foreign currency hedging activities during the three months and year ended June 26, 2021, compared to the comparable prior year period, was primarily attributable to a net investment hedge that was entered into during 2019. See Note 14-Derivatives and Hedging Activities for further information.

Our financial statements are denominated in the U.S. Dollar currency. Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income. The foreign currency translation gain (loss) during the six months ended June 26, 2021 and six months ended June 27, 2020 was primarily impacted by changes in foreign currency exchange rates of the Euro, British Pound, Brazilian Real, Australian Dollar and Canadian Dollar.

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Comprehensive income attributable to
Henry Schein, Inc.	$185,242	$17,600	$323,018	$87,586
Comprehensive income (loss) attributable to
noncontrolling interests	1,437	(744)	3,390	(431)
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests	13,723	(927)	14,603	(11,115)
Comprehensive income	$200,402	$15,929	$341,011	$76,040

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

Debt

The fair value of our debt (including bank credit lines) is classified as Level 3 within the fair value hierarchy as of June 26, 2021 and December 26, 2020 was estimated at $788.4 million and $699.0 million, respectively. Factors that we considered when estimating the fair value of our debt include market conditions, such as interest rates and credit spreads.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 26, 2021 and December 26, 2020:

	June 26, 2021
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$1,471	$-	$1,471
Total return swaps	-	1,317	-	1,317
Total assets	$-	$2,788	$-	$2,788

Liabilities:
Derivative contracts	$-	$9,542	$-	$9,542
Total liabilities	$-	$9,542	$-	$9,542

Redeemable noncontrolling interests	$-	$-	$604,081	$604,081

	December 26, 2020
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$1,868	$-	$1,868
Total return swaps	-	1,565	-	1,565
Total assets	$-	$3,433	$-	$3,433

Liabilities:
Derivative contracts	$-	$11,765	$-	$11,765
Total liabilities	$-	$11,765	$-	$11,765

Redeemable noncontrolling interests	$-	$-	$327,699	$327,699

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 10 – Business Acquisitions

Acquisitions

We completed acquisitions during the six months ended June 26, 2021 which were immaterial to our financial statements. The acquisitions that we completed included companies within our Health care distribution and Technology and value-added services segments. The initial ownership interest we acquired in these companies ranged from approximately 51% to 100%. Acquisitions within our Health care distribution segment included companies that specialize in the distribution of dental products, a provider of home medical supplies, and a provider of product kitting and sterile packaging. Within our Technology and value-added services segment, we acquired companies that focus on dental marketing and website solutions, practice transition services, and business analytics and intelligence software.

The following table summarizes the estimated fair value, as of the date of acquisition, of consideration paid and net assets acquired for acquisitions during the six months ended June 26, 2021. While we use our best estimates and assumptions to accurately value those assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill within our consolidated balance sheets.

Acquisition consideration:
Cash	$310,523
Redeemable noncontrolling interests	129,319
Total consideration	439,842

Identifiable assets acquired and liabilities assumed:
Current assets	107,197
Intangible assets	183,796
Other noncurrent assets	33,959
Current liabilities	(43,781)
Deferred income taxes	(17,442)
Other noncurrent liabilities	(37,462)
Total identifiable net assets	226,267
Goodwill	213,575
Total net assets acquired	$439,842

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

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition. Any adjustments to these accrual amounts are recorded in our consolidated statements of income. For the six months ended June 26, 2021 and June 27, 2020, there were no material adjustments recorded in our consolidated statements of income relating to changes in estimated contingent purchase price liabilities.

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

During the three months ended June 26, 2021 and June 27, 2020, we recorded restructuring costs of $0.6 million and $15.9 million. During the six months ended June 26, 2021 and June 27, 2020, we recorded restructuring costs of $3.5 million and $20.7 million. The restructuring costs for these periods included costs for severance benefits and facility exit costs. The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

We are currently unable in good faith to make a determination of an estimate of the amount or range of amounts expected to be incurred in connection with these activities in 2021, both with respect to each major type of cost associated therewith and with respect to the total cost, or an estimate of the amount or range of amounts that will result in future cash expenditures.

The following table shows the net amounts expensed and paid for restructuring costs that were incurred during the six months ended June 26, 2021 and during our 2020 fiscal year and the remaining accrued balance of restructuring costs as of June 26, 2021, which is included in Accrued expenses: Other within our consolidated balance sheets:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 28, 2019	$12,911	$826	$73	$13,810
Provision	25,855	5,878	360	32,093
Payments and other adjustments	(26,152)	(6,309)	(329)	(32,790)
Balance, December 26, 2020	$12,614	$395	$104	$13,113
Provision	3,436	(122)	221	3,535
Payments and other adjustments	(12,736)	50	(321)	(13,007)
Balance, June 26, 2021	$3,314	$323	$4	$3,641

The following table shows, by reportable segment, the net amounts expensed and paid for restructuring costs that were incurred during the six months ended June 26, 2021 and during our 2020 fiscal year and the remaining accrued balance of restructuring costs as of June 26, 2021:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 28, 2019	$13,373	$437	$13,810
Provision	30,935	1,158	32,093
Payments and other adjustments	(31,484)	(1,306)	(32,790)
Balance, December 26, 2020	$12,824	$289	$13,113
Provision	3,082	453	3,535
Payments and other adjustments	(12,561)	(446)	(13,007)
Balance, June 26, 2021	$3,345	$296	$3,641

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Basic	140,358	142,350	141,316	142,654
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,299	-	1,222	-
Diluted	141,657	142,350	142,538	142,654

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 13 – Income Taxes

For the six months ended June 26, 2021 our effective tax rate was 24.3% compared to 24.2% for the prior year period. The difference between our effective tax rates and the federal statutory tax rate for the six months ended June 26, 2021 primarily relates to state and foreign income taxes, interest expense and tax charges and credits associated with legal entity reorganizations. The difference between our effective tax rate and the federal statutory tax rate for the six months ended June 27, 2020 primarily relates to state and foreign income taxes and interest expense, tax charges and credits associated with legal entity reorganizations outside the U.S and a valuation allowance recognized on a portion of a deferred tax asset.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act includes, but is not limited to, certain income tax provisions that modify the Section 163(j) limitation of business interest and net operating loss carryover and carryback rules. We have analyzed the income tax provisions of the CARES Act and have accounted for the impact in the six months ended June 27, 2020, which did not have a material impact on our consolidated financial statements. There are certain other non-income tax benefits available to us under the CARES Act that require further clarification or interpretation that may affect our consolidated financial statements in the future.

The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our consolidated balance sheets, as of June 26, 2021 was approximately $79.3 million, of which $63.9 million would affect the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits will change in the next 12 months, which may result in a material impact on our consolidated statements of income.

The tax years subject to examination by major tax jurisdictions include years 2017 and forward by the U.S Internal Revenue Service (the “IRS”) as well as the years 2008 and forward for certain states and certain foreign jurisdictions. All tax returns audited by the IRS are officially closed through 2016. During the quarter ended June 26, 2021 we reached a resolution with the Appellate Division for all remaining outstanding issues for 2012 and 2013. The resolution did not have a material impact to our consolidated financial statements. We reached a settlement with the U.S. Competent Authority to resolve certain transfer pricing issues related to 2012 and 2013 in the quarter ended December 28, 2019. During the quarter ended September 26, 2020 we finalized negotiations with the Advance Pricing Division and reached an agreement on an appropriate transfer pricing methodology for the years 2014-2025. The objective of this resolution was to mitigate future transfer pricing audit adjustments. In the fourth quarter of 2020, we reached a favorable resolution with the IRS relating to select audit years.

The total amounts of interest and penalties are classified as a component of the provision for income taxes. The amount of tax interest expense/(credit) was approximately $(2.7) million for the six months ended June 26, 2021, and $1.8 million for the six months ended June 27, 2020. The total amount of accrued interest is included in “Other liabilities,” and was approximately $11.3 million as of June 26, 2021 and $14.0 million as of December 26, 2020. No penalties were accrued for the periods presented.

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

During 2019 we entered into foreign currency forward contracts to hedge a portion of our euro-denominated foreign operations which are designated as net investment hedges. These net investment hedges offset the change in the U.S dollar value of our investment in certain euro-functional currency subsidiaries due to fluctuating foreign exchange rates. Gains and losses related to these net investment hedges are recorded in Accumulated other comprehensive loss within our consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness are included in interest expense within our consolidated statements of income. The aggregate notional value of this net investment hedge, which matures on November 16, 2023, is approximately €200 million. During the three months ended June 26, 2021 and June 27, 2020, we recognized approximately $1.1 million and $1.2 million, respectively, of interest savings as a result of this net investment hedge. During the six months ended June 26, 2021 and June 27, 2020, we recognized approximately $2.2 and $2.4 million, respectively, of interest savings as a result of this net investment hedge.

On March 20, 2020, we entered into a total return swap for the purpose of economically hedging our unfunded non-qualified supplemental retirement plan (“SERP”) and our deferred compensation plan (“DCP”). This swap will offset changes in our SERP and DCP liabilities. At the inception, the notional value of the investments in these plans was $43.4 million. At June 26, 2021, the notional value of the investments in these plans was $84.8 million. At June 26, 2021, the financing blended rate for this swap was based on LIBOR of 0.09% plus 0.47%, for a combined rate of 0.56%. For the three months and six months ended June 26, 2021, we have recorded a gain, within the selling, general and administrative line item in our consolidated statement of income, of approximately $5.4 million and $8.1 million, respectively, net of transaction costs, related to this undesignated swap. For the three months and six months ended June 27, 2020, we have recorded a gain, within the selling, general and administrative line item in our consolidated statement of income, of approximately $6.7 million and $10.3 million, respectively, net of transaction costs, related to this undesignated swap. This swap is expected to be renewed on an annual basis after its current expiration date of March 29, 2022, and is expected to result in a neutral impact to our results of operations.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 15 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $17.4 million ($13.3 million after-tax) and $30.2 million ($22.8 million after-tax) for the three and six months ended June 26, 2021, respectively. For the three and six months ended June 27, 2020 we recorded pre-tax share-based compensation expense of $5.2 million ($4.2 million after-tax) and a credit of $12.4 million ($9.4 million after-tax), respectively. The $12.4 million credit for share-based compensation during the six months ended June 27, 2020 reflected our reduced estimate in expected achievement of performance-based targets resulting from the impact of COVID-19.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense (credit) as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented. In the accompanying consolidated statements of cash flows, there were no benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the six months ended June 26, 2021 and June 27, 2020, respectively.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2020 Stock Incentive Plan and our 2015 Non-Employee Director Stock Incentive Plan (together, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Historically, equity-based awards have been granted solely in the form of restricted stock units (“RSUs”). However, beginning in 2021, our equity-based awards have been granted in the form of RSUs and non-qualified stock options.

Grants of RSUs are stock-based awards granted to recipients with specified vesting provisions. In the case of RSUs, common stock is generally delivered on or following satisfaction of vesting conditions. We issue RSUs that vest solely based on the recipient’s continued service over time (primarily four-year cliff vesting, except for grants made under the 2015 Non-Employee Director Stock Incentive Plan, which are primarily 12-month cliff vesting), and RSUs that vest based on our achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting). For these RSUs, we recognize the cost as compensation expense on a straight-line basis.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

In addition to equity-based awards under the 2021 long-term incentive program under the 2020 Stock Incentive Plan, the Compensation Committee granted a Special Pandemic Recognition Award under the 2020 Stock Incentive Plan to recipients of performance-based RSUs under the 2018 long-term incentive program. These awards will vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date and are recorded as compensation expense using a graded vesting method.

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

Total unrecognized compensation cost related to unvested awards as of June 26, 2021 was $99.0 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

The following weighted-average assumptions were used in determining the most recent fair values of stock options using the Black-Scholes valuation model:

Expected dividend yield	0.0%
Expected stock price volatility	26.60%
Risk-free interest rate	0.94%
Expected life of options (years)	6.00

We have not declared cash dividends on our stock in the past and we do not anticipate declaring cash dividends in the foreseeable future. The expected stock price volatility is based on implied volatilities from traded options on our stock, historical volatility of our stock, and other factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant in conjunction with considering the expected life of options. The 6-year expected life of the options was determined using the simplified method for estimating the expected term as permitted under SAB Topic 14. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock options, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes stock option activity under the Plans during the six months ended June 26, 2021:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	-	$-
Granted	794	62.82
Exercised	-	-
Forfeited	(2)	62.71
Outstanding at end of period	792	$62.82	9.7	$12.21

Options exercisable at end of period	1	$-	-	$-

The following tables summarize the activity of our unvested RSUs for the six months ended June 26, 2021:

	Time-Based Restricted Stock Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,459	$57.61
Granted	821	63.02
Vested	(266)	66.85
Forfeited	(19)	60.47
Outstanding at end of period	1,995	$58.64	$75.01

	Performance-Based Restricted Stock Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	136	$53.52
Granted	286	58.60
Vested	(83)	52.30
Forfeited	(9)	59.46
Outstanding at end of period	330	$59.50	$75.01

Note 16 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Six Months Ended
	June 26,	June 27,
	2021	2020
Interest	$13,605	$16,925
Income taxes	134,232	31,553

During the six months ended June 26, 2021 and June 27, 2020, we had a $2.3 million and $13.5 million of non-cash net unrealized gains related to foreign currency hedging activities, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 17 – Legal Proceedings

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the U.S. District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act. Archer alleged a conspiracy between Henry Schein, an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights. On August 1, 2017, Archer filed an amended complaint, adding Patterson Companies, Inc. (“Patterson”) and Benco Dental Supply Co. (“Benco”) as defendants, and alleging that Henry Schein, Patterson, Benco and Burkhart Dental Supply conspired to fix prices and refused to compete with each other for sales of dental equipment to dental professionals and agreed to enlist their common suppliers, the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, their price-cutting competing distributor Archer. Archer sought damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally, as well as injunctive relief. On October 30, 2017, Archer filed a second amended complaint, to add additional allegations that it believes support its claims. The named parties and causes of action were the same as the August 1, 2017 amended complaint.

On October 1, 2012, we filed a motion for an order: (i) compelling Archer to arbitrate its claims against us; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay. On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration. On June 10, 2013, Archer moved for reconsideration before the District Court judge. On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay. Defendants appealed the District Court’s order. On December 21, 2017, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s order denying the motions to compel arbitration. On June 25, 2018, the Supreme Court of the United States granted defendants’ petition for writ of certiorari. On October 29, 2018, the Supreme Court heard oral arguments. On January 8, 2019, the Supreme Court issued its published decision vacating the judgment of the Fifth Circuit and remanding the case to the Fifth Circuit for further proceedings consistent with the Supreme Court’s opinion. On April 2, 2019, the District Court stayed the proceeding in the trial court pending resolution by the Fifth Circuit. The Fifth Circuit heard oral argument on May 1, 2019 on whether the case should be arbitrated. The Fifth Circuit issued its opinion on August 14, 2019 affirming the District Court’s order denying defendants’ motions to compel arbitration. Defendants filed a petition for rehearing en banc before the Fifth Circuit. The Fifth Circuit denied that petition. On October 1, 2019, the District Court set the case for trial on February 3, 2020, which was subsequently moved to January 29, 2020. On January 24, 2020 the Supreme Court granted our motion to stay the District Court proceedings, pending the disposition of our petition for writ of certiorari, which was filed on January 31, 2020. Archer conditionally cross petitioned for certiorari on an arbitration issue on March 2, 2020. On June 15, 2020, the Supreme Court granted our petition for writ of certiorari, and denied Archer’s conditional petition for certiorari, and thus the District Court proceedings remained stayed. After briefing from the parties and several amici, the case was argued before the Supreme Court on December 8, 2020. On January 25, 2021, the Supreme Court dismissed the writ of certiorari as improvidently granted. That action dissolved the stay the Supreme Court had previously granted. The U.S. District Court for the Eastern District of Texas then set the case for trial, and jury selection was scheduled to begin on June 1, 2021. Patterson and the Danaher Defendants settled with Archer and they have been dismissed from the case with prejudice. Benco settled

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

the case with the plaintiff. Henry Schein and the plaintiff settled this matter for an amount that is not material to the Company. The court dismissed the case with prejudice on May 25, 2021.

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

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have been named as a defendant in multiple lawsuits (currently less than one-hundred and fifty (150)), which allege claims similar to those alleged in the County of Summit Action. These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL. On October 9, 2020, the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. CACE19018882, granted Henry Schein’s motion to dismiss the claims brought against it in the action filed by North Broward Hospital District et. al. The Florida court gave plaintiffs until November 24, 2020 to replead their claims against Henry Schein. On January 8, 2021, Henry Schein filed a motion to dismiss the Amended Complaint. By Order entered on March 24, 2021, the Circuit Court of Washington County, Arkansas, Case No. 72-CV20-156, granted Henry Schein’s motion to dismiss the claims brought against it in the action filed by Fayetteville Arkansas Hospital Company, LLC, et al. The Arkansas plaintiffs filed an amended complaint on July 29, 2021and did not name Henry Schein as a defendant. An action filed by Tucson Medical Center et al. was previously scheduled for trial beginning on June 1, 2021 but the court has vacated that trial date. At this time, the only cases set for trial are the actions filed by West Virginia University Hospitals, Inc. et al., which is currently scheduled for a non-jury liability trial on plaintiffs’ public nuisance claims on November 1, 2021, and DCH Health Care Authority, et al., which is currently scheduled for a liability jury trial on plaintiffs’ public nuisance claims on July 18, 2022. Of Henry Schein’s 2020 revenue of approximately $10.1 billion from continuing operations, sales of opioids represented less than one-tenth of 1 percent. Opioids represent a negligible part of our business. We intend to defend ourselves vigorously against these actions.

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

On February 5, 2021, Jack Garnsey filed a putative shareholder derivative action on behalf of Covetrus, Inc. in the U.S. District Court for the Eastern District of New York, naming as defendants Benjamin Shaw, Christine T. Komola, Steven Paladino, Betsy Atkins, Deborah G. Ellinger, Sandra L. Helton, Philip A. Laskaway, Mark J. Manoff, Edward M. McNamara, Ravi Sachdev, David E. Shaw, Benjamin Wolin, and Henry Schein, Inc., with Covetrus, Inc. named as a nominal defendant. The complaint alleges that the individual defendants breached their fiduciary duties under state law in connection with the same allegations asserted in the City of Hollywood securities class action described above and further alleges that Henry Schein aided and abetted such breaches. The complaint also asserts claims for contribution under the federal securities laws against Henry Schein and other defendants, also arising out of the allegations in the City of Hollywood lawsuit. The complaint seeks declaratory, injunctive, and monetary relief. We intend to defend ourselves vigorously against this action. On April 8, 2021 the Court entered an order staying the Garnsey action until forty-five (45) days after a decision is issued finally resolving the motions to dismiss in the City of Hollywood Class Action.

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

As of June 26, 2021, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

Note 18 – Related Party Transactions

On February 7, 2019 (the “Distribution Date”), we completed the separation (the “Separation”) and subsequent merger (“Merger”) of our animal health business (the “Henry Schein Animal Health Business”) with Direct Vet Marketing, Inc. (d/b/a Vets First Choice, “Vets First Choice”). This was accomplished by a series of transactions among us, Vets First Choice, Covetrus, Inc. (f/k/a HS Spinco, Inc. “Covetrus”), a wholly owned subsidiary of ours

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

prior to the Distribution Date, and HS Merger Sub, Inc., a wholly owned subsidiary of Covetrus. In connection with the Separation, we contributed, assigned and transferred to Covetrus certain applicable assets, liabilities and capital stock or other ownership interests relating to the Henry Schein Animal Health Business. On the Distribution Date, we received a tax-free distribution of $1,120 million from Covetrus pursuant to certain debt financing incurred by Covetrus. On the Distribution Date and prior to the Animal Health Spin-off, Covetrus issued shares of Covetrus common stock to certain institutional accredited investors for $361.1 million (the “Share Sale”). The proceeds of the Share Sale were paid to Covetrus and distributed to us. Subsequent to the Share Sale, we distributed, on a pro rata basis, all of the shares of the common stock of Covetrus held by us to our stockholders of record as of the close of business on January 17, 2019 (the “Animal Health Spin-off”).

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

In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was formed on July 1, 2018, we entered into a ten-year royalty agreement with Internet Brands whereby we will pay Internet Brands approximately $31.0 million annually for the use of their intellectual property. During the three and six months ended June 26, 2021, we recorded $7.8 million and $15.6 million, respectively in connection with costs related to this royalty agreement. During the three and six months ended June 27, 2020, we recorded $7.8 million and $15.6 million, respectively in connection with costs related to this royalty agreement. As of June 26, 2021 and December 26, 2020, Henry Schein One, LLC had a net (payable) receivable balance due (to) from Internet Brands of $(6.3) million and $4.7 million, respectively, comprised of amounts related to results of operations and the royalty agreement.

During our normal course of business, we have interests in entities that we account for under the equity accounting method. During the three and six months ended June 26, 2021, we recorded net sales of $18.0 million and $33.4 million, respectively, to such entities. During the three and six months ended June 27, 2020, we recorded net sales of $9.1 million and $24.5 million, respectively, to such entities. During the three and six months ended June 26, 2021, we purchased $5.3 million and $9.1 million, respectively, from such entities. During the three and six months ended June 27, 2020, we purchased $1.7 million and $4.5 million, respectively, from such entities. At June 26, 2021 and December 26, 2020, in the aggregate we had $42.0 million and $36.4 million, due from our equity affiliates, and $10.1 million and $8.6 million due to our equity affiliates, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by us are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the documents we file with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K. Forward looking statements include the overall impact of the Novel Coronavirus Disease 2019 (COVID-19) on the Company, its results of operations, liquidity, and financial condition (including any estimates of the impact on these items), the rate and consistency with which dental and other practices resume or maintain normal operations in the United States and internationally, expectations regarding personal protective equipment (“PPE”) and COVID-19 related product sales and inventory levels and whether additional resurgences or variants of the virus will adversely impact the resumption of normal operations, the impact of restructuring programs as well as of any future acquisitions, and more generally current expectations regarding performance in current and future periods. Forward looking statements also include the (i) ability of the Company to make additional testing available, the nature of those tests and the number of tests intended to be made available and the timing for availability, the nature of the target market, as well as the efficacy or relative efficacy of the test results given that the test efficacy has not been, or will not have been, independently verified under normal FDA procedures and (ii) potential for the Company to distribute the COVID-19 vaccines and ancillary supplies.

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: risks associated with COVID-19 and any variants thereof, as well as other disease outbreaks, epidemics, pandemics, or similar wide spread public health concerns and other natural disasters or acts of terrorism; our dependence on third parties for the manufacture and supply of our products; our ability to develop or acquire and maintain and protect new products (particularly technology products) and technologies that achieve market acceptance with acceptable margins; transitional challenges associated with acquisitions, dispositions and joint ventures, including the failure to achieve anticipated synergies/benefits; financial and tax risks associated with acquisitions, dispositions and joint ventures; certain provisions in our governing documents that may discourage third-party acquisitions of us; effects of a highly competitive (including, without limitation, competition from third-party online commerce sites) and consolidating market; the potential repeal or judicial prohibition on implementation of the Affordable Care Act; changes in the health care industry; risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-party shippers; general global macro-economic and political conditions, including international trade agreements and potential trade barriers; failure to comply with existing and future regulatory requirements; risks associated with the EU Medical Device Regulation; failure to comply with laws and regulations relating to health care fraud or other laws and regulations; failure to comply with laws and regulations relating to the confidentiality of sensitive personal information or standards in electronic health records or transmissions; changes in tax legislation; litigation risks; new or unanticipated litigation developments and the status of litigation matters; cyberattacks or other privacy or data security breaches; risks associated with our global operations; our dependence on our senior management, as well as employee hiring and retention; and disruptions in financial markets. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

Recent Developments

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries implemented business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat the pandemic, which significantly impacted global business and dramatically reduced demand for dental products and certain medical products in the second quarter of 2020. Demand increased in the second half of 2020 and continued into the first half of 2021, resulting in growth over the prior year driven by sales of PPE and COVID-19 related products.

Our consolidated financial statements reflect estimates and assumptions made by us that affect, among other things, our goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; hedging activity; vendor rebates; measurement of compensation cost for certain share-based performance awards and cash bonus plans; and pension plan assumptions. Due to the significant uncertainty surrounding the future impact of COVID-19, our judgments regarding estimates and impairments could change in the future. In addition, the impact of COVID-19 had a material adverse effect on our business, results of operations and cash flows in the second quarter of 2020. In the latter half of the second quarter of 2020, dental and medical practices began to re-open worldwide, and continued to do so during the second half of 2020. During the first half of 2021, patient traffic levels returned to levels approaching pre-pandemic levels. There is an ongoing risk that the COVID-19 pandemic may again have a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

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

We are headquartered in Melville, New York, employ approximately 21,000 people (of which more than 10,200 are based outside the United States) and have operations or affiliates in 32 countries and territories, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

Our current and future results have been and could be impacted by the COVID-19 pandemic, the current economic environment and continued economic and public health uncertainty. Since the onset of the COVID-19 pandemic in early 2020, we have been carefully monitoring its impact on our global operations and have taken appropriate steps to minimize the risk to our employees. We have seen and continue to see changes in demand trends for some of our products and services as rates of infection fluctuate, new strains or variants of COVID-19 emerge and spread, vaccine uptake increases, governments adapt their approaches to combatting the virus, and local conditions change across geographies. As a result, we expect to see continued volatility through at least the duration of the pandemic.

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

According to the U.S. Census Bureau’s International Data Base, in 2021 there were more than six and a half million Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care services. By the year 2050, that number is projected to nearly triple to approximately 19 million. The population aged 65 to 84 years is projected to increase by approximately 32% during the same time period.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and six months ended June 26, 2021 and June 27, 2020 and cash flows for the six months ended June 26, 2021 and June 27, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Operating results:
Net sales	$2,967,223	$1,684,399	$5,892,184	$4,113,270
Cost of sales	2,077,472	1,230,133	4,111,582	2,912,990
Gross profit	889,751	454,266	1,780,602	1,200,280
Operating expenses:
Selling, general and administrative	678,801	445,765	1,336,793	1,013,127
Restructuring costs	604	15,934	3,535	20,721
Operating income (loss)	$210,346	$(7,433)	$440,274	$166,432

Other expense, net	$(4,665)	$(8,780)	$(8,858)	$(13,622)
Net income (loss) from continuing operations	163,977	(13,852)	338,905	119,995
Income from discontinued operations	-	585	-	303
Net income (loss) attributable to Henry Schein, Inc.	155,716	(10,797)	321,713	119,464

			Six Months Ended
			June 26,	June 27,
			2021	2020
Cash flows:
Net cash provided by (used in) operating activities from continuing operations			$221,726	$(12,843)
Net cash used in investing activities from continuing operations			(341,119)	(69,641)
Net cash provided by (used in) financing activities from continuing operations			(139,395)	262,050

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

During the three months ended June 26, 2021 and June 27, 2020, we recorded restructuring costs of $0.6 million and $15.9 million. During the six months ended June 26, 2021 and June 27, 2020, we recorded restructuring costs of $3.5 million and $20.7 million. The restructuring costs for these periods included costs for severance benefits and facility exit costs. The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

We are currently unable in good faith to make a determination of an estimate of the amount or range of amounts expected to be incurred in connection with these activities in 2021, both with respect to each major type of cost associated therewith and with respect to the total cost, or an estimate of the amount or range of amounts that will result in future cash expenditures.

Three Months Ended June 26, 2021 Compared to Three Months Ended June 27, 2020

Net Sales

Net sales for the three months ended June 26, 2021 and June 27, 2020 were as follows (in thousands):

	June 26,	% of	June 27,	% of	Increase / (Decrease)
	2021	Total	2020	Total	$	%
Health care distribution (1)
Dental	$1,910,344	64.4%	$941,292	55.9%	$969,052	102.9%
Medical	904,828	30.5	617,810	36.7	287,018	46.5
Total health care distribution	2,815,172	94.9	1,559,102	92.6	1,256,070	80.6
Technology and value-added services (2)	152,051	5.1	105,227	6.2	46,824	44.5
Total excluding Corporate TSA revenue	2,967,223	100.0	1,664,329	98.8	1,302,894	78.3
Corporate TSA revenue (3)	-	-	20,070	1.2	(20,070)	-
Total	$2,967,223	100.0%	$1,684,399	100.0%	$1,282,824	76.2

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

The 76.2% increase in net sales for the three months ended June 26, 2021 includes an increase of 71.0% in local currency revenue (65.5% increase in internally generated revenue and 5.5% growth from acquisitions) and an increase of 5.2% related to foreign currency exchange. During December 2020, our previous transition services agreement (TSA) with Covetrus, in connection with the completion of the Animal-Health Spin-off, concluded. Accordingly, we recorded no Corporate TSA revenues for the three months ended June 26, 2021. Sales for the three months ended June 26, 2021 benefited from sales of PPE and COVID-19 related products of approximately $354.2 million, an increase of 76.0% versus the prior year. Excluding PPE and COVID-19 related products, the increase in internally generated local currency dental sales was 66.2%. Net sales in the prior year were adversely affected by the COVID-19 pandemic, which significantly impacted global business and dramatically reduced demand for dental products and certain medical products in the second quarter of 2020. On a comparable basis to the three months ended June 29, 2019, our net sales for the three months ended June 26, 2021 increased by 15.2% in local currency.

The 102.9% increase in dental net sales for the three months ended June 26, 2021 includes an increase of 94.3% in local currency revenue (87.0% increase in internally generated revenue and 7.3% growth from acquisitions) and an increase of 8.6% related to foreign currency exchange. The 94.3% increase in local currency sales was attributable to an increase in dental consumable merchandise sales of 99.7% (90.5% increase in internally generated revenue and 9.2% growth from acquisitions) and an increase in dental equipment sales and service revenues of 76.3%, (75.3% increase in internally generated revenue and 1.0% growth from acquisitions). The COVID-19 pandemic had an adverse impact on prior year revenues when dental offices began closing or seeing a limited number of patients beginning in mid-March of 2020. However, in the second half of the quarter ended June 27, 2020 our dental sales began to improve as dental practices began to resume activities and patient traffic increased. During the second quarter of 2021, patient traffic levels continued to return to levels approaching pre-pandemic levels, thus contributing to growth in worldwide dental revenues. Additionally, dental sales for the three months ended June 26, 2021 benefited from sales of PPE and COVID-19 related products of approximately $181.8 million, an increase of 87.6% versus the prior year. Excluding PPE and COVID-19 related products, the increase in internally generated local currency dental sales was 90.8%. On a comparable basis to the three months ended June 29, 2019, our dental net sales for the three months ended June 26, 2021 increased by 12.1% in local currency.

The 46.5% increase in medical net sales for the three months ended June 26, 2021 includes an increase of 46.1% in local currency revenue (43.5% increase in internally generated revenue and 2.6% growth from acquisitions) and an increase of 0.4% related to foreign currency exchange. The COVID-19 pandemic began to adversely impact our medical revenue beginning in mid-March 2020 and in the first half of the second quarter of 2020, as many medical offices closed or saw a limited number of patients. Economic conditions relating to the COVID-19 pandemic had less of an impact on the performance of our medical group in the prior year in part due to continued strong sales of PPE, such as masks, gowns and face shields, and other COVID-19 related products, which have continued to be strong in the current year. Our medical business recorded sales of $172.4 million of such PPE and other COVID-19 related products for the three months ended June 26, 2021, an increase of 65.3% compared to the prior year. Excluding sales of PPE and other COVID-19 related products, medical internal sales in local currencies increased by 39.1%. On a comparable basis to the three months ended June 29, 2019, our medical net sales for the three months ended June 26, 2021 increased by 27.2% in local currency.

The 44.5% increase in technology and value-added services net sales for the three months ended June 26, 2021 includes an increase of 41.9% local currency revenue (33.0% increase in internally generated revenue and 8.9% growth from acquisitions) and an increase of 2.6% related to foreign currency exchange. Sales growth was driven by our practice management business, as well as strong financial services revenue, which benefited from dental equipment sales growth. During the quarter ended June 26, 2021, the trend for transactional software revenues improved compared to the prior year, as more patients visited dental practices worldwide. Net sales in the prior year were adversely affected by the COVID-19 pandemic, which significantly impacted transactional software revenues. On a comparable basis to the three months ended June 29, 2019, our technology and value-added services net sales for the three months ended June 26, 2021 increased by 10.1% in local currency.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended June 26, 2021 and June 27, 2020 were as follows (in thousands):

	June 26,	Gross	June 27,	Gross	Increase / (Decrease)
	2021	Margin %	2020	Margin %	$	%
Health care distribution	$784,841	27.9%	$381,042	24.4%	$403,799	106.0%
Technology and value-added services	104,910	69.0	72,683	69.1	32,227	44.3
Total excluding Corporate TSA revenues	889,751	30.0	453,725	27.3	436,026	96.1
Corporate TSA revenues	-	-	541	2.7	(541)	-
Total	$889,751	30.0	$454,266	27.0	$435,485	95.9

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

Health care distribution gross profit increased $403.8 million, or 106.0%, for the three months ended June 26, 2021 compared to the prior year period, due primarily to the increase in net sales discussed above. Health care distribution gross profit margin increased to 27.9% for the three months ended June 26, 2021 from 24.4% for the comparable prior year period due primarily to lower adjustments recorded for PPE inventory. Such adjustments to inventory may recur and adversely impact gross profit margins in future periods, although we do not expect further material inventory adjustments in 2021. The increase in health care distribution gross profit margin is also attributable to an increase in vendor rebates during the second quarter of 2021 due to increased purchase volumes. The overall increase in our health care distribution gross profit is attributable to an increase of $298.9 million from internally generated revenue, a $78.3 million increase in gross profit due to the increase in the gross margin rates and a $26.6 million increase in gross profit from acquisitions.

Technology and value-added services gross profit increased $32.2 million, or 44.3%, for the three months ended June 26, 2021 compared to the prior year period. The overall increase in our Technology and value-added services gross profit is attributable to a $25.8 million increase in internally generated revenue and $6.8 million additional gross profit from acquisitions, partially offset by a decrease of $0.4 million from gross margin rates. Technology and value-added services gross profit margin decreased to 69.0% for the three months ended June 26, 2021 from 69.1% for the comparable prior year period.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended June 26, 2021 and June 27, 2020 were as follows (in thousands):

		% of		% of
	June 26,	Respective	June 27,	Respective	Increase
	2021	Net Sales	2020	Net Sales	$	%
Health care distribution	$603,080	21.4%	$406,931	26.1%	$196,149	48.2%
Technology and value-added services	76,325	50.2	54,768	52.0	21,557	39.4
Total	$679,405	22.9	$461,699	27.4	$217,706	47.2

Selling, general and administrative expenses (including restructuring costs in the three months ended June 26, 2021 and June 27, 2020) increased $217.7 million, or 47.2%, for the three months ended June 26, 2021 from the comparable prior year period. In the prior year, there were significant cost-saving measures taken in response to the COVID-19 pandemic. These cost-saving measures were temporary and substantially ended during the second half of 2020.

The $196.1 million increase in selling, general and administrative expenses within our health care distribution segment for the three months ended June 26, 2021 as compared to the prior year period was attributable to an increase of $186.7 million of operating costs and an increase of $24.4 million of additional costs from acquired companies, partially offset by a decrease of $15.0 million in restructuring costs. The $21.6 million increase in selling, general and administrative expenses within our technology and value-added services segment for the three months ended June 26, 2021 as compared to the prior year period was attributable to an increase of $16.2 million of operating costs and an increase of $5.8 million of additional costs from acquired companies, partially offset by a decrease of $0.4 million in restructuring costs. As a percentage of net sales, selling, general and administrative expenses decreased to 22.9% from 27.4% for the comparable prior year period, primarily due to the increased sales base.

As a component of total selling, general and administrative expenses, selling expenses increased $151.3 million, or 58.5% to $409.8 million, for the three months ended June 26, 2021 from the comparable prior year period primarily due to an increase in payroll and payroll related costs. As a percentage of net sales, selling expenses decreased to 13.8% from 15.3% for the comparable prior year period, primarily due to the increased sales base.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $66.4 million, or 32.7% to $269.6 million, for the three months ended June 26, 2021 from the comparable prior year period, primarily due to an increase in payroll and payroll related costs. As a percentage of net sales, general and administrative expenses decreased to 9.1% from 12.1% for the comparable prior year period, primarily due to the increased sales base.

Other Expense, Net

Other expense, net, for the three months ended June 26, 2021 and June 27, 2020 was as follows (in thousands):

	June 26,	June 27,	Variance
	2021	2020	$	%
Interest income	$1,357	$1,997	$(640)	(32.0)%
Interest expense	(6,376)	(10,486)	4,110	39.2
Other, net	354	(291)	645	221.6
Other expense, net	$(4,665)	$(8,780)	$4,115	46.9

Interest income decreased $0.6 million primarily due to lower interest rates and reduced late fee income. Interest expense decreased $4.1 million primarily due to reduced credit line borrowings and lower interest rates on certain of our private placement borrowings.

Income Taxes

For the three months ended June 26, 2021, our effective tax rate was 23.4% compared to 5.9% for the prior year period. The difference between our effective tax rate and the federal statutory tax rate for the three months ended June 26, 2021, was primarily due to state and foreign income taxes, interest expense and tax charges and credits associated with legal entity reorganizations. The difference between our effective tax rate and the federal statutory tax rate for the three months ended June 27, 2020, primarily relates to state and foreign income taxes and a valuation allowance recognized on a portion of a deferred tax asset. Further, our effective tax rate was distorted due to our low pretax loss during the second quarter ended June 27, 2020.

Six Months Ended June 26, 2021 Compared to Six Months Ended June 27, 2020

Net Sales

Net sales for the six months ended June 26, 2021 and June 27, 2020 were as follows (in thousands):

	June 26,	% of	June 27,	% of	Increase/(Decrease)
	2021	Total	2020	Total	$	%
Health care distribution (1)
Dental	$3,699,272	62.8%	$2,416,368	58.7%	$1,282,904	53.1%
Medical	1,897,865	32.2	1,418,498	34.5	479,367	33.8
Total health care distribution	5,597,137	95.0	3,834,866	93.2	1,762,271	46.0
Technology and value-added services (2)	295,047	5.0	237,192	5.8	57,855	24.4
Total excluding Corporate TSA revenue	5,892,184	100.0	4,072,058	99.0	1,820,126	44.7
Corporate TSA revenue (3)	-	-	41,212	1.0	(41,212)	-
Total	$5,892,184	100.0%	$4,113,270	100.0%	$1,778,914	43.2

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

The 43.2% increase in net sales for the six months ended June 26, 2021 includes an increase of 39.8% in local currency revenue (35.6% increase in internally generated revenue and 4.2% growth from acquisitions) and an increase of 3.4% related to foreign currency exchange. Excluding sales of products under the transition services agreement with Covetrus, our net sales increased 44.7%, including an increase in local currency revenue of 41.2% (37.0% increase in internally generated revenue and 4.2% growth from acquisitions) and an increase of 3.5% related to foreign currency exchange. Sales for the six months ended June 26, 2021 benefited from sales of PPE and COVID-19 related products of approximately $811.7 million, an increase of 125.9% versus the prior year. Excluding PPE and COVID-19 related products, the increase in internally generated local currency sales was 28.8%. Net sales in the prior year were adversely affected by the COVID-19 pandemic, which significantly impacted global business and dramatically reduced demand for dental products and certain medical products in the second quarter of 2020. On a comparable basis to the six months ended June 29, 2019, our net sales for the six months ended June 26, 2021 increased by 16.3% in local currency.

The 53.1% increase in dental net sales for the six months ended June 26, 2021 includes an increase of 47.6% local currency revenue (42.2% increase in internally generated revenue and 5.4% growth from acquisitions) and an increase of 5.5% related to foreign currency exchange. The 47.6% increase in local currency sales was attributable to an increase in dental consumable merchandise revenue of 49.4% (42.7% increase in internally generated revenue and 6.7% growth from acquisitions), and an increase in dental equipment sales and service revenues of 41.1% (40.4% increase in internally generated revenue and 0.7% growth from acquisitions). The COVID-19 pandemic began to adversely impact our worldwide dental revenue beginning in mid-March of 2020 as many dental offices progressively closed or began seeing a limited number of patients. However, in the second half of the quarter ended June 27, 2020 and continuing through the second quarter of 2021 patient traffic levels returned to levels approaching pre-pandemic levels, thus contributing to growth in worldwide dental revenues. Additionally, global dental sales for the six months ended June 26, 2021 benefited from sales of PPE and COVID-19 related products of approximately $351.1 million, an increase of 80.0% versus the prior year. Excluding PPE and COVID-19 related products, the increase in internally generated local currency dental sales was 41.9%. On a comparable basis to the six months ended June 29, 2019, our dental net sales for the six months ended June 26, 2021 increased by 10.7% in local currency.

The 33.8% increase in medical net sales for the six months ended June 26, 2021 is attributable to an increase of 33.5% local currency growth (31.4% increase in internally generated revenue and 2.1% growth from acquisitions) and an increase of 0.3% related to foreign currency exchange. Economic conditions relating to the COVID-19 pandemic have had less of an impact on the performance of our medical group versus dental, in part due to continued strong sales of PPE, such as masks, gowns and face shields, and other COVID-19 related products, such as diagnostic test kits. Globally, our medical business recorded sales of $460.6 million sales of such PPE and other COVID-19 related products for the six months ended June 26, 2021, an increase of approximately 180.5% compared to the prior year. Excluding sales of PPE and other COVID-19 related products, medical internal sales in local currencies increased by 12.0%. On a comparable basis to the six months ended June 29, 2019, our medical net sales for the six months ended June 26, 2021 increased by 33.3% in local currency.

The 24.4% increase in technology and value-added services net sales for the six months ended June 26, 2021 is attributable to an increase of 22.5% in local currency revenue (16.7% increase in internally generated revenue and 5.8% growth from acquisitions) and 1.9% related to foreign currency exchange. Sales growth was driven by our practice management business, as well as strong financial services revenue, which benefitted from dental equipment sales growth. Net sales in the prior year were adversely affected by the COVID-19 pandemic, which significantly impacted transactional software revenues. On a comparable basis to the six months ended June 29, 2019, our technology and value-added services net sales for the six months ended June 26, 2021 increased by 10.4% in local currency.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the six months ended June 26, 2021 and June 27, 2020 were as follows (in thousands):

	June 26,	Gross	June 27,	Gross	Increase/(Decrease)
	2021	Margin %	2020	Margin %	$	%
Health care distribution	$1,574,825	28.1%	$1,034,358	27.0%	$540,467	52.3%
Technology and value-added services	205,777	69.7	164,768	69.5	41,009	24.9
Total excluding Corporate TSA revenues	1,780,602	30.2	1,199,126	29.4	581,476	48.5
Corporate TSA revenues	-	-	1,154	2.8	(1,154)	-
Total	$1,780,602	30.2	$1,200,280	29.2	$580,322	48.3

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

Health care distribution gross profit increased $540.5 million, or 52.3%, for the six months ended June 26, 2021 compared to the prior year period. Health care distribution gross profit margin increased to 28.1% for the six months ended June 26, 2021 from 27.0% for the comparable prior year period, primarily due to lower adjustments recorded for PPE inventory. Such adjustments to inventory may recur and adversely impact gross profit margins in future periods, although we do not expect further material inventory adjustments in 2021. The increase in the health care distribution gross profit margin is also attributable to an increase in vendor rebates during the first six months of 2021 due to increased purchase volumes. The overall increase in our health care distribution gross profit is attributable to a $445.6 million increase in internally generated revenue, $53.9 million additional gross profit from acquisitions and an increase of $41.0 million in gross profit due to the increase in the gross margin rates.

Technology and value-added services gross profit increased $41.0 million, or 24.9%, for the six months ended June 26, 2021 compared to the prior year period. The overall increase in our Technology and value-added services gross profit is attributable to an increase of $30.4 million in internally generated revenue and $11.0 million additional gross profit from acquisitions, partially offset by a $0.4 million decline in gross profit. Technology and value-added services gross profit margin increased to 69.7% for the six months ended June 26, 2021 from 69.5% for the comparable prior year period.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the six months ended June 26, 2021 and June 27, 2020 were as follows (in thousands):

		% of		% of
	June 26,	Respective	June 27,	Respective	Increase
	2021	Net Sales	2020	Net Sales	$	%
Health care distribution	$1,195,132	21.4%	$912,693	23.8%	$282,439	30.9%
Technology and value-added services	145,196	49.2	121,155	51.1	24,041	19.8
Total	$1,340,328	22.7	$1,033,848	25.1	$306,480	29.6

Selling, general and administrative expenses (including restructuring costs in the six months ended June 26, 2021 and June 27, 2020) increased $306.5 million, or 29.6%, for the six months ended June 26, 2021 from the comparable prior year period. In the prior year, there were significant cost-saving measures taken in response to the COVID-19 pandemic. These cost-saving measures were temporary and substantially ended during the second half of 2020.

The $282.4 million increase in selling, general and administrative expenses within our health care distribution segment for the six months ended June 26, 2021 as compared to the prior year period was attributable to an increase of $251.5 million of operating costs and an increase of $47.8 million of additional costs from acquired companies, partially offset by a decrease of $16.9 million in restructuring costs. The $24.0 million increase in selling, general and administrative expenses within our technology and value-added services segment for the six months ended June 26, 2021 as compared to the prior year period was attributable to an increase of $15.1 million of operating costs and an increase of $9.2 million of additional costs from acquired companies, partially offset by a decrease of $0.3 million in restructuring costs. As a percentage of net sales, selling, general and administrative expenses decreased to 22.7% from 25.1% for the comparable prior year period, primarily due to the increased sales base.

As a component of total selling, general and administrative expenses, selling expenses increased $164.2 million, or 26.0% to $794.5 million, for the six months ended June 26, 2021 from the comparable prior year period, primarily due to an increase in payroll and payroll related costs. As a percentage of net sales, selling expenses decreased to 13.5% from 15.3% for the comparable prior year period, primarily due to the increased sales base.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $142.3 million, or 35.3% to $545.8 million, for the six months ended June 26, 2021 from the comparable prior year period, primarily due to an increase in payroll and payroll related costs. As a percentage of net sales, general and administrative expenses decreased to 9.2% from 9.8% for the comparable prior year period, primarily due to the increased sales base.

Other Expense, Net

Other expense, net, for the six months ended June 26, 2021 and June 27, 2020 was as follows (in thousands):

	June 26,	June 27,	Variance
	2021	2020	$	%
Interest income	$3,340	$5,187	$(1,847)	(35.6)%
Interest expense	(12,861)	(18,298)	5,437	29.7
Other, net	663	(511)	1,174	229.7
Other expense, net	$(8,858)	$(13,622)	$4,764	35.0

Interest income decreased $1.8 million primarily due to lower interest rates and reduced late fee income. Interest expense decreased $5.4 million primarily due to reduced credit line borrowings and lower interest rates on certain of our private placement borrowings.

Income Taxes

For the six months ended June 26, 2021, our effective tax rate was 24.3% compared to 24.2% for the prior year period. The difference between our effective tax rate and the federal statutory tax rate for the six months ended June 26, 2021, was primarily due to state and foreign income taxes, interest expense and tax charges and credits associated with legal entity reorganizations. The difference between our effective tax rates and the federal statutory tax rate for the six months ended June 27, 2020, primarily relates to state and foreign income taxes, interest expense, tax charges and credits associated with legal entity reorganizations outside the U.S and a valuation allowance recognized on a portion of a deferred tax asset.

Liquidity and Capital Resources

Our principal capital requirements have included funding of acquisitions, purchases of additional noncontrolling interests, repayments of debt principal, the funding of working capital needs, purchases of fixed assets and repurchases of common stock (which had been temporarily suspended in March of 2020, but were resumed during the three months ended March 27, 2021). Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables. Historically, sales have tended to be stronger during the second half of the year and special inventory forward buy-in opportunities have been most prevalent just before the end of the year, and have caused our working capital requirements to be higher from the end of the third quarter to the end of the first quarter of the following year.

The pandemic and the governmental responses to it had a material adverse effect on our cash flows in the second quarter of 2020. In the latter half of the second quarter of 2020 and continuing through year-end, dental and medical practices began to re-open worldwide. During the first half of 2021, patient traffic levels returned to levels approaching pre-pandemic levels. There is an ongoing risk that the COVID-19 pandemic may again have a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

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

Net cash from continuing operations provided by operating activities was $221.7 million for the six months ended June 26, 2021, compared to net cash from continuing operations used in operating activities of $12.8 million for the comparable prior year period. The net change of $234.6 million was primarily attributable to higher net income.

Net cash from continuing operations used in investing activities was $341.1 million for the six months ended June 26, 2021, compared to $69.6 million for the comparable prior year period. The net change of $271.5 million was attributable to increased payments for equity investments and business acquisitions.

Net cash from continuing operations used in financing activities was $139.4 million for the six months ended June 26, 2021, compared to net cash provided by financing activities of $262.1 million for the comparable prior year period. The net change of $401.5 million was primarily due to decreased net proceeds from bank borrowings and increased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 26,	December 26,
	2021	2020
Cash and cash equivalents	$167,228	$421,185
Working capital (1)	1,648,607	1,508,313

Debt:
Bank credit lines	$72,105	$73,366
Current maturities of long-term debt	9,839	109,836
Long-term debt	706,487	515,773
Total debt	$788,431	$698,975

Leases:
Current operating lease liabilities	$75,008	$64,716
Non-current operating lease liabilities	243,232	238,727

(1)

At June 26, 2021 and December 26, 2020, there were no trade accounts receivable that were restricted to settle obligations of this VIE, nor were there liabilities of the VIE where the creditors have recourse to us.

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations decreased to 42.3 days as of June 26, 2021 from 52.4 days as of June 27, 2020. During the six months ended June 26, 2021, we wrote off approximately $4.6 million of fully reserved accounts receivable against our trade receivable reserve. Our inventory turns from operations increased to 5.1 as of June 26, 2021 from 4.2 as of June 27, 2020. Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

Bank credit lines consisted of the following:

	June 26,	December 26,
	2021	2020
Revolving credit agreement	$-	$-
Other short-term bank credit lines	72,105	73,366
Total	$72,105	$73,366

Revolving Credit Agreement

On April 18, 2017, we entered into a $750 million revolving credit agreement (the “Credit Agreement”), which matures in April 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect most LIBOR rates to be discontinued immediately after December 31, 2021, while the remaining LIBOR rates will be discontinued immediately after June 30, 2023, which will require an amendment to our debt agreements to reflect a new reference rate. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or to materially affect our interest expense. The Credit Agreement also requires, among other things, that we maintain maximum leverage ratios. Additionally, the Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions, on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of June 26, 2021, and December 26, 2020, we had no borrowings under this revolving credit facility. As of June 26, 2021, and December 26, 2020, there were $9.3 million and $9.5 million of letters of credit, respectively, provided to third parties under the credit facility.

On April 17, 2020, we amended the Credit Agreement to, among other things, (i) modify the financial covenant from being based on total leverage ratio to net leverage ratio, (ii) adjust the pricing grid to reflect the net leverage ratio calculation, and (iii) increase the maximum maintenance leverage ratio through March 31, 2021.

364-Day Credit Agreement

On March 4, 2021, we repaid the outstanding obligations and terminated the lender commitments under our $700 million 364-day credit agreement which was entered into on April 17, 2020. This facility was originally scheduled to mature on April 16, 2021.

Other Short-Term Credit Lines

As of June 26, 2021 and December 26, 2020, we had various other short-term bank credit lines available, of which $72.1 million and $73.4 million, respectively, were outstanding. At June 26, 2021 and December 26, 2020, borrowings under all of these credit lines had a weighted average interest rate of 5.98% and 4.14%, respectively.

Long-term debt

Long-term debt consisted of the following:

	June 26,	December 26,
	2021	2020
Private placement facilities	$706,332	$613,498
Note payable	-	1,554
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from 2.45% to 4.27% at June 26, 2021 and
ranging from 2.62% to 4.27% at December 26, 2020	4,293	4,596
Finance lease obligations (see Note 6)	5,701	5,961
Total	716,326	625,609
Less current maturities	(9,839)	(109,836)
Total long-term debt	$706,487	$515,773

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

The components of our private placement facility borrowings as of June 26, 2021 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
January 20, 2012 (1)	$7,143	3.09%	January 20, 2022
January 20, 2012	50,000	3.45	January 20, 2024
December 24, 2012	50,000	3.00	December 24, 2024
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
September 2, 2020	100,000	2.35	September 2, 2030
June 2, 2021	100,000	2.48	June 2, 2031
June 2, 2021	100,000	2.58	June 2, 2033
Less: Deferred debt issuance costs	(811)
	$706,332

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, was scheduled to expire on April 29, 2022. On June 22, 2020, the expiration date for this facility was extended to June 12, 2023 and was amended to adjust certain covenant levels for 2020. As of June 26, 2021 and December 26, 2020, there were no borrowings outstanding under this securitization facility. At June 26, 2021, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 0.14% plus 0.95%, for a combined rate of 1.09%. At December 26, 2020, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 0.22% plus 0.95%, for a combined rate of 1.17%.

If our accounts receivable collection pattern changes due to customers either paying late or not making payments, our ability to borrow under this facility may be reduced.

We are required to pay a commitment fee of 25 to 45 basis points depending upon program utilization.

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment. Our leases have remaining terms of less than one year to approximately 15 years, some of which may include options to extend the leases for up to 10 years. As of June 26, 2021, our right-of-use assets related to operating leases were $301.4 million and our current and non-current operating lease liabilities were $75 million and $243.2 million, respectively.

Stock Repurchases

On March 8, 2021, we announced the reinstatement of our share repurchase program.

From March 3, 2003 through June 26, 2021, we repurchased $3.8 billion, or 78,430,846 shares, under our common stock repurchase programs, with $400.0 million available as of June 26, 2021 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the redeemable noncontrolling interests for the six months ended June 26, 2021 and the year ended December 26, 2020 are presented in the following table:

	June 26,	December 26,
	2021	2020
Balance, beginning of period	$327,699	$287,258
Decrease in redeemable noncontrolling interests due to
redemptions	(1,130)	(17,241)
Increase in redeemable noncontrolling interests due to business
acquisitions	140,155	28,387
Net income attributable to redeemable noncontrolling interests	14,033	13,363
Dividends declared	(9,954)	(12,631)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	570	(4,279)
Change in fair value of redeemable securities	132,708	32,842
Balance, end of period	$604,081	$327,699

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. Any adjustments to these accrual amounts are recorded in our consolidated statements of income. For the six months ended June 26, 2021 and June 27, 2020, there were no material adjustments recorded in our consolidated statements of income relating to changes in estimated contingent purchase price liabilities.

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

Our financial results for the six months ended June 27, 2020 were affected by certain estimates we made due to the adverse business environment brought on by the COVID-19 pandemic. For example, in the quarter ended March 28, 2020 we recorded incremental bad debt reserves of approximately $10.0 million for our global dental business. During the quarter ended March 28, 2020, we also recognized a net credit of approximately $17.5 million in stock-based compensation expense due to our estimate that no performance shares granted in 2018, 2019 or 2020 would ultimately vest. For the quarter ended June 27, 2020, we continued to estimate that no such performance-based shares would ultimately vest. In contrast, for the six months ended June 26, 2021, we recorded $30.2 million in stock-based compensation. Additionally, in the quarter ended March 28, 2020, we recorded total impairment charges of approximately $6.1 million related to prepaid royalty expenses and a customer relationship intangible asset. We had no material impairment charges in the quarter ended June 26, 2021. Although our selling, general and administrative expenses for the six months ended June 26, 2021 represent management's best estimates and assumptions that affect the reported amounts, our judgment could change in the future due to the significant uncertainty surrounding the macroeconomic effect of the COVID-19 pandemic.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 26, 2021, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of acquisitions, continued acquisition integrations and system implementation undertaken during the quarter and carried over from prior quarters, as well as changes to the operating methods of some of our internal controls over financial reporting due to the COVID-19 pandemic, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended June 26, 2021, we completed acquisitions of a technology and value added-services business and a dental business with combined aggregate annual revenues of approximately $60 million. In addition, post-acquisition integration related activities continued for our medical and dental businesses acquired during prior quarters, representing aggregate annual revenues of approximately $600 million. These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition.

Also, during the quarter ended June 26, 2021, we completed systems implementation activities to upgrade the equipment system for our U.S. dental and medical businesses representing aggregate projected annual revenues of approximately $960 million.

All acquisitions, continued acquisition integrations and system implementation involve necessary and appropriate change-management controls that are considered in our quarterly assessment of the design and operating effectiveness of our internal control over financial reporting.

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

As of June 26, 2021, we had repurchased approximately $3.8 billion of common stock (78,430,846 shares) under these initiatives, with $400.0 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended June 26, 2021.

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
3/28/21 through 4/24/2021	744,696	$69.25	744,696	6,210,991
4/25/21 through 5/29/2021	528,823	75.98	528,823	5,533,921
5/30/21 through 6/26/2021	268,796	77.38	268,796	5,332,623
	1,542,315		1,542,315

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

ITEM 6. EXHIBITS

3.1	Third Amended and Restated By-laws of Henry Schein, Inc., effective May 13, 2021. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 17, 2021.)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document+
101.SCH	Inline XBRL Taxonomy Extension Schema Document+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104	The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments).+

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

Dated: August 3, 2021