Form 10-Q
period 2021-09-25
HENRY SCHEIN INC
filed 2021-11-02
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

or

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

As of October 25, 2021, there were 138,674,412 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 25,	December 26,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,133	$421,185
Accounts receivable, net of reserves of $73,095 and $88,030	1,551,946	1,424,787
Inventories, net	1,784,050	1,512,499
Prepaid expenses and other	457,232	432,944
Total current assets	3,912,361	3,791,415
Property and equipment, net	355,675	342,004
Operating lease right-of-use assets	329,886	288,847
Goodwill	2,779,234	2,504,392
Other intangibles, net	645,832	479,429
Investments and other	397,764	366,445
Total assets	$8,420,752	$7,772,532

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,057,127	$1,005,655
Bank credit lines	59,394	73,366
Current maturities of long-term debt	9,638	109,836
Operating lease liabilities	77,383	64,716
Accrued expenses:
Payroll and related	345,438	295,329
Taxes	157,446	138,671
Other	594,979	595,529
Total current liabilities	2,301,405	2,283,102
Long-term debt	705,540	515,773
Deferred income taxes	37,248	30,065
Operating lease liabilities	270,152	238,727
Other liabilities	388,211	392,781
Total liabilities	3,702,556	3,460,448

Redeemable noncontrolling interests	612,582	327,699
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $0.01 par value, 480,000,000 shares authorized,
139,129,543 outstanding on September 25, 2021 and
142,462,571 outstanding on December 26, 2020	1,391	1,425
Additional paid-in capital	-	-
Retained earnings	3,594,238	3,454,831
Accumulated other comprehensive loss	(137,640)	(108,084)
Total Henry Schein, Inc. stockholders' equity	3,457,989	3,348,172
Noncontrolling interests	647,625	636,213
Total stockholders' equity	4,105,614	3,984,385
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$8,420,752	$7,772,532

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020

Net sales	$3,178,315	$2,840,146	$9,070,499	$6,953,416
Cost of sales	2,266,170	2,085,878	6,377,752	4,998,868
Gross profit	912,145	754,268	2,692,747	1,954,548
Operating expenses:
Selling, general and administrative	701,499	559,605	2,038,292	1,572,732
Restructuring costs (credits)	(175)	6,992	3,360	27,713
Operating income	210,821	187,671	651,095	354,103
Other income (expense):
Interest income	1,409	2,294	4,749	7,481
Interest expense	(6,550)	(11,111)	(19,411)	(29,409)
Other, net	403	(1,699)	1,066	(2,210)
Income from continuing operations before taxes,
equity in earnings of affiliates and noncontrolling interests	206,083	177,155	637,499	329,965
Income taxes	(49,276)	(29,005)	(153,988)	(65,965)
Equity in earnings of affiliates	5,349	3,663	17,550	7,808
Gain on sale of equity investment	7,318	-	7,318	-
Net income from continuing operations	169,474	151,813	508,379	271,808
Income (loss) from discontinued operations, net of tax	-	(29)	-	274
Net income	169,474	151,784	508,379	272,082
Less: Net income attributable to noncontrolling interests	(7,188)	(10,087)	(24,380)	(10,921)
Net income attributable to Henry Schein, Inc.	$162,286	$141,697	$483,999	$261,161
Amounts attributable to Henry Schein Inc.:
Continuing operations	$162,286	$141,726	$483,999	$260,887
Discontinued operations	-	(29)	-	274
Net income attributable to Henry Schein, Inc.	$162,286	$141,697	$483,999	$261,161

Earnings per share from continuing operations attributable to Henry Schein, Inc.:

Basic	$1.16	$1.00	$3.44	$1.83
Diluted	$1.15	$0.99	$3.40	$1.82

Earnings per share from discontinued operations attributable to Henry Schein, Inc.:

Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.16	$1.00	$3.44	$1.83
Diluted	$1.15	$0.99	$3.40	$1.82

Weighted-average common shares outstanding:
Basic	139,377	142,362	140,661	142,553
Diluted	141,079	143,091	142,179	143,308

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020

Net income	$169,474	$151,784	$508,379	$272,082

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(39,762)	37,588	(40,105)	(17,316)

Unrealized gain (loss) from foreign currency hedging
activities	3,536	(7,697)	5,146	2,457

Unrealized investment gain (loss)	2	2	(1)	(5)

Pension adjustment gain (loss)	624	(338)	1,466	161

Other comprehensive income (loss), net of tax	(35,600)	29,555	(33,494)	(14,703)
Comprehensive income	133,874	181,339	474,885	257,379
Comprehensive income attributable to noncontrolling
interests:
Net income	(7,188)	(10,087)	(24,380)	(10,921)
Foreign currency translation (gain) loss	4,739	(1,636)	3,938	10,744
Comprehensive income attributable to noncontrolling
interests	(2,449)	(11,723)	(20,442)	(177)

Comprehensive income attributable to Henry Schein, Inc.	$131,425	$169,616	$454,443	$257,202

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interests	Equity
Balance, June 26, 2021	139,780,841	$1,398	$-	$3,465,647	$(106,779)	$646,415	$4,006,681
Net income (excluding $5,737 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	162,286	-	1,451	163,737
Foreign currency translation loss (excluding loss of $4,668
attributable to Redeemable noncontrolling interests)	-	-	-	-	(35,023)	(71)	(35,094)
Unrealized gain from foreign currency hedging activities,
net of tax of $1,172	-	-	-	-	3,536	-	3,536
Unrealized investment gain, net of tax of $1	-	-	-	-	2	-	2
Pension adjustment gain, net of tax of $269	-	-	-	-	624	-	624
Dividends paid	-	-	-	-	-	(170)	(170)
Change in fair value of redeemable securities	-	-	(10,884)	-	-	-	(10,884)
Repurchase and retirement of common stock	(651,289)	(7)	(6,500)	(43,493)	-	-	(50,000)
Stock-based compensation expense	11	-	27,546	-	-	-	27,546
Shares withheld for payroll taxes	(20)	-	(1)	-	-	-	(1)
Settlement of stock-based compensation awards	-	-	(363)	-	-	-	(363)
Transfer of charges in excess of capital	-	-	(9,798)	9,798	-	-	-
Balance, September 25, 2021	139,129,543	$1,391	$-	$3,594,238	$(137,640)	$647,625	$4,105,614

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interests	Equity
Balance, June 27, 2020	142,438,127	$1,424	$16,475	$3,172,439	$(199,251)	$630,458	$3,621,545
Net income (excluding $6,092 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	141,697	-	3,995	145,692
Foreign currency translation gain (excluding gain of $1,277
attributable to Redeemable noncontrolling interests)	-	-	-	-	35,952	359	36,311
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $2,793	-	-	-	-	(7,697)	-	(7,697)
Unrealized investment gain, net of tax of $0	-	-	-	-	2	-	2
Pension adjustment loss, net of tax benefit of $133	-	-	-	-	(338)	-	(338)
Dividends paid	-	-	-	-	-	(309)	(309)
Change in fair value of redeemable securities	-	-	(10,724)	-	-	-	(10,724)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	2,491	2,491
Stock-based compensation expense	21,113	-	5,710	-	-	-	5,710
Shares withheld for payroll taxes	(2,922)	1	(194)	-	-	-	(193)
Settlement of stock-based compensation awards	-	-	(223)	-	-	-	(223)
Balance, September 26, 2020	142,456,318	$1,425	$11,044	$3,314,136	$(171,332)	$636,994	$3,792,267

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interests	Equity
Balance, December 26, 2020	142,462,571	$1,425	$-	$3,454,831	$(108,084)	$636,213	$3,984,385
Net income (excluding $19,770 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	483,999	-	4,610	488,609
Foreign currency translation gain (loss) (excluding loss of $4,098
attributable to Redeemable noncontrolling interests)	-	-	-	-	(36,167)	160	(36,007)
Unrealized gain from foreign currency hedging activities,
net of tax of $1,819	-	-	-	-	5,146	-	5,146
Unrealized investment loss, net of tax benefit of $0	-	-	-	-	(1)	-	(1)
Pension adjustment gain, net of tax of $450	-	-	-	-	1,466	-	1,466
Dividends paid	-	-	-	-	-	(324)	(324)
Change in fair value of redeemable securities	-	-	(143,592)	-	-	-	(143,592)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	6,966	6,966
Repurchase and retirement of common stock	(3,518,846)	(35)	(33,742)	(217,434)	-	-	(251,211)
Stock-based compensation expense	299,572	3	57,697	-	-	-	57,700
Shares withheld for payroll taxes	(113,754)	(2)	(7,546)	-	-	-	(7,548)
Settlement of stock-based compensation awards	-	-	25	-	-	-	25
Transfer of charges in excess of capital	-	-	127,158	(127,158)	-	-	-
Balance, September 25, 2021	139,129,543	$1,391	$-	$3,594,238	$(137,640)	$647,625	$4,105,614

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income / (Loss)	Interests	Equity
Balance, December 28, 2019	143,353,459	$1,434	$47,768	$3,116,215	$(167,373)	$632,093	$3,630,137
Cumulative impact of adopting new accounting standards	-	-	-	(412)	-	-	(412)
Net income (excluding $7,253 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	261,161	-	3,668	264,829
Foreign currency translation gain (loss) (excluding loss of $10,999
attributable to Redeemable noncontrolling interests)	-	-	-	-	(6,572)	255	(6,317)
Unrealized gain from foreign currency hedging activities,
net of tax of $553	-	-	-	-	2,457	-	2,457
Unrealized investment loss, net of tax benefit of $1	-	-	-	-	(5)	-	(5)
Pension adjustment gain, net of tax of $66	-	-	-	-	161	-	161
Dividends paid	-	-	-	-	-	(816)	(816)
Purchase of noncontrolling interests	-	-	(1,597)	-	-	(701)	(2,298)
Change in fair value of redeemable securities	-	-	(5,141)	-	-	-	(5,141)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	2,495	2,495
Repurchase and retirement of common stock	(1,200,000)	(12)	(10,949)	(62,828)	-	-	(73,789)
Stock-based compensation expense (credit)	535,556	5	(6,653)	-	-	-	(6,648)
Shares withheld for payroll taxes	(232,697)	(2)	(14,197)	-	-	-	(14,199)
Settlement of stock-based compensation awards	-	-	164	-	-	-	164
Separation of Animal Health business	-	-	1,649	-	-	-	1,649
Balance, September 26, 2020	142,456,318	$1,425	$11,044	$3,314,136	$(171,332)	$636,994	$3,792,267

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 25,	September 26,
	2021	2020
Cash flows from operating activities:
Net income	$508,379	$272,082
Income from discontinued operations	-	274
Income from continuing operations	508,379	271,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,833	138,515
Impairment charge on intangible assets	-	2,149
Gain on sale of equity investment	(9,757)	-
Stock-based compensation expense (credit)	57,700	(6,648)
Provision for (benefit from) losses on trade and other accounts receivable	(8,795)	34,590
Benefit from deferred income taxes	(725)	(48,193)
Equity in earnings of affiliates	(17,550)	(7,808)
Distributions from equity affiliates	15,035	10,053
Changes in unrecognized tax benefits	(6,479)	(18,365)
Other	(48)	4,794
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(83,101)	(199,858)
Inventories	(207,921)	(25,830)
Other current assets	(41,651)	(51,746)
Accounts payable and accrued expenses	77,021	144,953
Net cash provided by operating activities from continuing operations	432,941	248,414
Net cash provided by operating activities from discontinued operations	-	648
Net cash provided by operating activities	432,941	249,062

Cash flows from investing activities:
Purchases of fixed assets	(48,706)	(37,799)
Payments related to equity investments and business
acquisitions, net of cash acquired	(415,365)	(52,208)
Proceeds from sale of equity investments	9,757	12,000
Payments for loan to affiliate	(5,980)	(1,451)
Other	(18,707)	(14,498)
Net cash used in investing activities from continuing operations	(479,001)	(93,956)
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(479,001)	(93,956)

Cash flows from financing activities:
Net change in bank borrowings	(13,128)	484,139
Proceeds from issuance of long-term debt	200,000	501,421
Principal payments for long-term debt	(121,835)	(610,457)
Debt issuance costs	(2,013)	(3,683)
Debt extinguishment costs	-	(401)
Payments for repurchases and retirement of common stock	(251,211)	(73,789)
Payments for taxes related to shares withheld for employee taxes	(7,372)	(14,007)
Distributions to noncontrolling shareholders	(8,622)	(3,995)
Acquisitions of noncontrolling interests in subsidiaries	(50,292)	(14,934)
Proceeds from Henry Schein Animal Health Business	-	139
Net cash provided by (used in) financing activities from continuing operations	(254,473)	264,433
Net cash used in financing activities from discontinued operations	-	(648)
Net cash provided by (used in) financing activities	(254,473)	263,785
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(1,519)	8,507
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	-	-
Net change in cash and cash equivalents from continuing operations	(302,052)	427,398
Net change in cash and cash equivalents from discontinued operations	-	-
Cash and cash equivalents, beginning of period	421,185	106,097
Cash and cash equivalents, end of period	$119,133	$533,495

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

We consolidate the results of operations and financial position of a trade accounts receivable securitization which we consider a Variable Interest Entity (“VIE”) because we are the primary beneficiary, and we have the power to direct activities that most significantly affect the economic performance and have the obligation to absorb the majority of the losses or benefits. For this VIE, the trade accounts receivable transferred to the VIE are pledged as collateral to the related debt. The creditors have recourse to us for losses on these trade accounts receivable. At September 25, 2021 and December 26, 2020, there were no trade accounts receivable that were restricted to settle obligations of this VIE, nor were there liabilities of the VIE where the creditors have recourse to us.

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 26, 2020 and with the information contained in our other publicly-available filings with the SEC.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 25, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 25, 2021.

In March 2020, the World Health Organization declared the Novel Coronavirus Disease 2019 (“COVID-19”) a pandemic. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries implemented business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat the pandemic, which significantly impacted global business and dramatically reduced demand for dental products and certain medical products in the second quarter of 2020. Demand increased in the second half of 2020 and has continued into the third quarter of 2021 resulting in growth over the prior year driven by sales of personal protective equipment (“PPE”) and COVID-19 related products.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Our consolidated financial statements reflect estimates and assumptions made by us that affect, among other things, our goodwill, long-lived asset and definite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; hedging activity; vendor rebates; measurement of compensation cost for certain share-based performance awards and cash bonus plans; and pension plan assumptions. Due to the significant uncertainty surrounding the future impact of COVID-19, our judgments regarding estimates and impairments could change in the future. In addition, the impact of COVID-19 had a material adverse effect on our business, results of operations and cash flows, primarily in the second quarter of 2020. In the latter half of the second quarter of 2020, dental and medical practices began to re-open worldwide, and continued to do so during the second half of 2020. During the first nine months of 2021, patient traffic levels returned to levels approaching pre-pandemic levels. There is an ongoing risk that the COVID-19 pandemic may again have a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

Note 2 – Critical Accounting Policies, Accounting Pronouncements Adopted and Recently Issued Accounting Standards

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the nine months ended September 25, 2021, as compared to the critical accounting policies described in Item 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 26, 2020, except as follows:

Accounting Pronouncements Adopted

On December 27, 2020 we adopted Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Our adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging— in Entity’s Own Equity” (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments. In addition to eliminating certain accounting models, this ASU includes improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. We do not expect that the requirements of this ASU will have a material impact on our consolidated financial statements.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3 – Revenue from Contracts with Customers

Revenue is recognized in accordance with policies disclosed in Item 8 of our Annual Report on Form 10-K for the year ended December 26, 2020.

Disaggregation of Revenue

The following table disaggregates our revenue by segment and geography:

	Three Months Ended			Nine Months Ended
	September 25, 2021			September 25, 2021
	North America	International	Global	North America	International	Global
Revenues:
Health care distribution
Dental	$1,114,631	$708,263	$1,822,894	$3,287,021	$2,235,145	$5,522,166
Medical	1,163,799	23,013	1,186,812	3,006,699	77,978	3,084,677
Total health care distribution	2,278,430	731,276	3,009,706	6,293,720	2,313,123	8,606,843
Technology and value-added services	147,644	20,965	168,609	399,478	64,178	463,656
Total revenues	$2,426,074	$752,241	$3,178,315	$6,693,198	$2,377,301	$9,070,499

	Three Months Ended			Nine Months Ended
	September 26, 2020			September 26, 2020
	North America	International	Global	North America	International	Global
Revenues:
Health care distribution
Dental	$1,008,836	$641,017	$1,649,853	$2,413,154	$1,653,067	$4,066,221
Medical	1,002,741	24,405	1,027,146	2,377,357	68,287	2,445,644
Total health care distribution	2,011,577	665,422	2,676,999	4,790,511	1,721,354	6,511,865
Technology and value-added services	120,949	17,406	138,355	327,374	48,173	375,547
Total excluding Corporate TSA revenues (1)	2,132,526	682,828	2,815,354	5,117,885	1,769,527	6,887,412
Corporate TSA revenues (1)	-	24,792	24,792	-	66,004	66,004
Total revenues	$2,132,526	$707,620	$2,840,146	$5,117,885	$1,835,531	$6,953,416

(1) Corporate TSA revenues represents sales of certain animal health products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which ended in December 2020. See Note-18 Related Party Transactions for further information.

At December 26, 2020, the current portion of contract liabilities of $71.5 million was reported in Accrued expenses: Other, and $8.2 million related to non-current contract liabilities was reported in Other liabilities. During the nine months ended September 25, 2021, we recognized in revenue $54.1 million of the amounts that were previously deferred at December 26, 2020. At September 25, 2021, the current and non-current portion of contract liabilities were $77.8 million and $9.1 million, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 4 – Segment Data

We conduct our business through two reportable segments: (i) health care distribution and (ii) technology and value-added services. These segments offer different products and services to the same customer base.

The health care distribution reportable segment aggregates our global dental and medical operating segments. This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, dental specialty products (including implant, orthodontic and endodontic products), diagnostic tests, infection-control products, PPE and vitamins. Our global dental businesses serve office-based dental practitioners, dental laboratories, schools and other institutions. Our global medical businesses serve office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions. Our global dental and medical businesses serve practitioners in 32 countries worldwide.

Our global technology and value-added services businesses provide software, technology and other value-added services to health care practitioners. Our technology offerings include practice management software systems for dental and medical practitioners. Our value-added practice solutions include financial services on a non-recourse basis, e-services, practice technology, network and hardware services, as well as consulting, and continuing education services for practitioners.

The following tables present information about our reportable and operating segments:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Net Sales:
Health care distribution (1)
Dental	$1,822,894	$1,649,853	$5,522,166	$4,066,221
Medical	1,186,812	1,027,146	3,084,677	2,445,644
Total health care distribution	3,009,706	2,676,999	8,606,843	6,511,865
Technology and value-added services (2)	168,609	138,355	463,656	375,547
Total excluding Corporate TSA revenue	3,178,315	2,815,354	9,070,499	6,887,412
Corporate TSA revenues (3)	-	24,792	-	66,004
Total	$3,178,315	$2,840,146	$9,070,499	$6,953,416

(1) Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, dental specialty products (including implant, orthodontic and endodontic products), diagnostic tests, infection-control products, PPE and vitamins.

(2) Consists of practice management software and other value-added products, which are distributed primarily to health care providers, and financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other services.

(3) Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which ended in December 2020. See Note-18 Related Party Transactionsfor further information.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Operating Income:
Health care distribution	$179,275	$148,658	$558,968	$271,477
Technology and value-added services	31,546	39,013	92,127	82,626
Total	$210,821	$187,671	$651,095	$354,103

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 5 – Debt

Bank Credit Lines

Bank credit lines consisted of the following:

	September 25,	December 26,
	2021	2020
Revolving credit agreement	$-	$-
Other short-term bank credit lines	59,394	73,366
Total	$59,394	$73,366

Revolving Credit Agreement

On August 20, 2021, we entered into a new $1 billion revolving credit agreement (the “Credit Agreement”). This facility, which matures on August 20, 2026, replaced our $750 million revolving credit facility, which was scheduled to mature in April 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect most LIBOR rates to be discontinued immediately after December 31, 2021, while the remaining LIBOR rates will be discontinued immediately after June 30, 2023. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or to materially affect our interest expense. The Credit Agreement also requires, among other things, that we maintain certain maximum leverage ratios. Additionally, the Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions, on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of September 25, 2021, and December 26, 2020, we had no borrowings under this revolving credit facility. As of September 25, 2021, and December 26, 2020, there were $9.1 million and $9.5 million of letters of credit, respectively, provided to third parties under the credit facility.

On April 17, 2020, we amended the Credit Agreement to, among other things, (i) modify the financial covenant from being based on total leverage ratio to net leverage ratio, (ii) adjust the pricing grid to reflect the net leverage ratio calculation, and (iii) increase the maximum maintenance leverage ratio through March 31, 2021.

364-Day Credit Agreement

On March 4, 2021, we repaid the outstanding obligations and terminated the lender commitments under our $700 million 364-day credit agreement, which was entered into on April 17, 2020. This facility was originally scheduled to mature on April 16, 2021.

Other Short-Term Credit Lines

As of September 25, 2021 and December 26, 2020, we had various other short-term bank credit lines available, of which $59.4 million and $73.4 million, respectively, were outstanding. At September 25, 2021 and December 26, 2020, borrowings under all of these credit lines had a weighted average interest rate of 7.42% and 4.14%, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Long-term debt

Long-term debt consisted of the following:

	September 25,	December 26,
	2021	2020
Private placement facilities	$706,433	$613,498
Note payable	-	1,554
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from 2.45% to 4.27% at September 25, 2021 and
ranging from 2.62% to 4.27% at December 26, 2020	3,566	4,596
Finance lease obligations (see Note 6)	5,179	5,961
Total	715,178	625,609
Less current maturities	(9,638)	(109,836)
Total long-term debt	$705,540	$515,773

Private Placement Facilities

Our private placement facilities, with three insurance companies, have a total facility amount of $1 billion, and are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through June 23, 2023. The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance. The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness, and/or to fund potential acquisitions. The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership. These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

On March 5, 2021, we amended the private placement facilities to, among other things, (a) modify the financial covenant from being based on a net leverage ratio to a total leverage ratio and (b) restore the maximum maintenance total leverage ratio to 3.25x and remove the 1.00% interest rate increase triggered if the net leverage ratio were to exceed 3.0x.

On October 20, 2021, we amended our three private placement facilities with insurance companies and entered into a fourth private placement facility with another insurance company, increasing the total facilities amount to $1.5 billion and extending the maturity date of the existing facilities. The maturity date for our private placement facilities is October 20, 2026.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The components of our private placement facility borrowings as of September 25, 2021 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
January 20, 2012 (1)	$7,143	3.09%	January 20, 2022
January 20, 2012	50,000	3.45	January 20, 2024
December 24, 2012	50,000	3.00	December 24, 2024
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
September 2, 2020	100,000	2.35	September 2, 2030
June 2, 2021	100,000	2.48	June 2, 2031
June 2, 2021	100,000	2.58	June 2, 2033
Less: Deferred debt issuance costs	(710)
	$706,433

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, was scheduled to expire on April 29, 2022. On June 22, 2020, the expiration date for this facility was extended to June 12, 2023 and was amended to adjust certain covenant levels for 2020. As of September 25, 2021 and December 26, 2020, there were no borrowings outstanding under this securitization facility. At September 25, 2021, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 0.13% plus 0.95%, for a combined rate of 1.08%. At December 26, 2020, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 0.22% plus 0.95%, for a combined rate of 1.17%.

If our accounts receivable collection pattern changes due to customers either paying late or not making payments, our ability to borrow under this facility may be reduced.

We are required to pay a commitment fee of 25 to 45 basis points depending upon program utilization.

On October 20, 2021, we amended our U.S. trade accounts receivable securitization facility to increase the purchase limit to $450 million with two banks as agents and extend the expiration date to October 18, 2024.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 6 – Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment. Our leases have remaining terms of less than one year to approximately 20 years, some of which may include options to extend the leases for up to 10 years. The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Operating lease cost: (1)	$26,914	$21,343	$75,860	$65,413
Finance lease cost:
Amortization of right-of-use assets	573	434	1,693	1,148
Interest on lease liabilities	24	29	77	86
Total finance lease cost	$597	$463	$1,770	$1,234

(1)	Includes variable lease expenses.

Supplemental balance sheet information related to leases is as follows:

	September 25,	December 26,
	2021	2020
Operating Leases:
Operating lease right-of-use assets	$329,886	$288,847

Current operating lease liabilities	77,383	64,716
Non-current operating lease liabilities	270,152	238,727
Total operating lease liabilities	$347,535	$303,443

Finance Leases:
Property and equipment, at cost	$11,255	$10,683
Accumulated depreciation	(5,470)	(4,277)
Property and equipment, net of accumulated depreciation	$5,785	$6,406

Current maturities of long-term debt	$2,219	$2,420
Long-term debt	2,960	3,541
Total finance lease liabilities	$5,179	$5,961

Weighted Average Remaining Lease Term in Years:
Operating leases	7.4	7.5
Finance leases	4.0	4.3

Weighted Average Discount Rate:
Operating leases	2.5%	2.8%
Finance leases	1.7%	1.9%

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 25,	September 26,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$62,363	$57,666
Operating cash flows for finance leases	67	76
Financing cash flows for finance leases	2,129	1,515
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$101,192	$66,082
Finance leases	1,488	2,489

Maturities of lease liabilities are as follows:

	September 25, 2021
	Operating	Finance
	Leases	Leases
2021	$22,362	$699
2022	80,662	1,990
2023	57,878	1,015
2024	43,237	416
2025	38,621	355
Thereafter	138,529	888
Total future lease payments	381,289	5,363
Less: imputed interest	(33,754)	(184)
Total	$347,535	$5,179

As of September 25, 2021, we have additional operating leases with total lease payments of $10.8 million for buildings and vehicles that have not yet commenced. These operating leases will commence subsequent to September 25, 2021, with lease terms of two years to 10 years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 7 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the redeemable noncontrolling interests for the nine months ended September 25, 2021 and the year ended December 26, 2020 are presented in the following table:

	September 25,	December 26,
	2021	2020
Balance, beginning of period	$327,699	$287,258
Decrease in redeemable noncontrolling interests due to
redemptions	(50,292)	(17,241)
Increase in redeemable noncontrolling interests due to business
acquisitions	189,870	28,387
Net income attributable to redeemable noncontrolling interests	19,770	13,363
Dividends declared	(13,959)	(12,631)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(4,098)	(4,279)
Change in fair value of redeemable securities	143,592	32,842
Balance, end of period	$612,582	$327,699

Note 8 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	September 25,	December 26,
	2021	2020
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(28,715)	$(24,617)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$395	$235

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$(112,732)	$(76,565)
Unrealized loss from foreign currency hedging activities	(6,342)	(11,488)
Unrealized investment gain	-	1
Pension adjustment loss	(18,566)	(20,032)
Accumulated other comprehensive loss	$(137,640)	$(108,084)

Total Accumulated other comprehensive loss	$(165,960)	$(132,466)

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Net income	$169,474	$151,784	$508,379	$272,082

Foreign currency translation gain (loss)	(39,762)	37,588	(40,105)	(17,316)
Tax effect	-	-	-	-
Foreign currency translation gain (loss)	(39,762)	37,588	(40,105)	(17,316)

Unrealized gain (loss) from foreign currency hedging
activities	4,708	(10,490)	6,965	3,010
Tax effect	(1,172)	2,793	(1,819)	(553)
Unrealized gain (loss) from foreign currency hedging
activities	3,536	(7,697)	5,146	2,457

Unrealized investment gain (loss)	3	2	(1)	(6)
Tax effect	(1)	-	-	1
Unrealized investment gain (loss)	2	2	(1)	(5)

Pension adjustment gain (loss)	893	(471)	1,916	227
Tax effect	(269)	133	(450)	(66)
Pension adjustment gain (loss)	624	(338)	1,466	161
Comprehensive income	$133,874	$181,339	$474,885	$257,379

The change in the unrealized gain (loss) from foreign currency hedging activities during the three and nine months ended September 25, 2021, compared to the comparable prior year period, was primarily attributable to a net investment hedge that was entered into during 2019. See Note 14-Derivatives and Hedging Activities for further information.

Our financial statements are denominated in the U.S. Dollar currency. Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income. The foreign currency translation gain (loss) during the nine months ended September 25, 2021 and nine months ended September 26, 2020 was primarily impacted by changes in foreign currency exchange rates of the Euro, British Pound, Brazilian Real, Australian Dollar and Canadian Dollar.

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Comprehensive income attributable to
Henry Schein, Inc.	$131,425	$169,616	$454,443	$257,202
Comprehensive income attributable to
noncontrolling interests	1,380	4,354	4,770	3,923
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests	1,069	7,369	15,672	(3,746)
Comprehensive income	$133,874	$181,339	$474,885	$257,379

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

Debt

The fair value of our debt (including bank credit lines) is classified as Level 3 within the fair value hierarchy as of September 25, 2021 and December 26, 2020 was estimated at $774.6 million and $699.0 million, respectively. Factors that we considered when estimating the fair value of our debt include market conditions, such as interest rates and credit spreads.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 25, 2021 and December 26, 2020:

	September 25, 2021
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$1,141	$-	$1,141
Total assets	$-	$1,141	$-	$1,141

Liabilities:
Derivative contracts	$-	$1,905	$-	$1,905
Total return swaps	-	408	-	408
Total liabilities	$-	$2,313	$-	$2,313

Redeemable noncontrolling interests	$-	$-	$612,582	$612,582

	December 26, 2020
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$1,868	$-	$1,868
Total return swaps	-	1,565	-	1,565
Total assets	$-	$3,433	$-	$3,433

Liabilities:
Derivative contracts	$-	$11,765	$-	$11,765
Total liabilities	$-	$11,765	$-	$11,765

Redeemable noncontrolling interests	$-	$-	$327,699	$327,699

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 10 – Business Acquisitions

Acquisitions

We completed acquisitions during the nine months ended September 25, 2021 which were immaterial to our financial statements. The acquisitions that we completed included companies within our health care distribution and technology and value-added services segments. The initial ownership interest we acquired in these companies ranged from approximately 51% to 100%. Acquisitions within our health care distribution segment included companies that specialize in the distribution and manufacturing of dental and medical products, a provider of home medical supplies, and a provider of product kitting and sterile packaging. Within our technology and value-added services segment, we acquired companies that focus on dental marketing and website solutions, practice transition services, and business analytics and intelligence software.

The following table summarizes the estimated fair value, as of the date of acquisition, of consideration paid and net assets acquired for acquisitions during the nine months ended September 25, 2021. While we use our best estimates and assumptions to accurately value those assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill within our consolidated balance sheets.

Acquisition consideration:
Cash	$435,216
Redeemable noncontrolling interests	179,086
Total consideration	614,302

Identifiable assets acquired and liabilities assumed:
Current assets	158,657
Intangible assets	258,501
Other noncurrent assets	38,519
Current liabilities	(62,176)
Deferred income taxes	(17,580)
Other noncurrent liabilities	(38,271)
Total identifiable net assets	337,650
Goodwill	284,151
Total net assets acquired	$621,801

The major classes of assets and liabilities that we generally allocate purchase price to, excluding goodwill, include identifiable intangible assets (i.e., trademarks and trade names, customer relationships and lists, non-compete agreements and product development), property, plant and equipment, deferred income taxes and other current and long-term assets and liabilities. The estimated fair value of identifiable intangible assets is based on critical judgments and assumptions derived from analysis of market conditions, including discount rates, projected revenue growth rates, estimated customer attrition and projected cash flows. These assumptions are forward-looking and could be affected by future economic and market conditions.

Certain prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition. Any adjustments to these accrual amounts are recorded in our consolidated statements of income. For the nine months ended September 25, 2021 and September 26, 2020, there were no material adjustments recorded in our consolidated statements of income relating to changes in estimated contingent purchase price liabilities.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 11 – Plans of Restructuring

On November 20, 2019, we committed to a contemplated restructuring initiative intended to mitigate stranded costs associated with the Animal Health Spin-off and to rationalize operations and to provide expense efficiencies. These activities were originally expected to be completed by the end of 2020. In light of the changes to the business environment brought on by the COVID-19 pandemic, we extended such activities to the end of 2021.

During the three months ended September 25, 2021 and September 26, 2020, we recorded restructuring costs (credits) of $(0.2) million and $7.0 million. During the nine months ended September 25, 2021 and September 26, 2020, we recorded restructuring costs of $3.4 million and $27.7 million. The restructuring costs (credits) for these periods included costs (credits) for severance benefits and facility exit costs. The costs (credits) associated with these restructurings are included in a separate line item, “Restructuring costs (credits)” within our consolidated statements of income.

We are currently unable in good faith to make a determination of an estimate of the amount or range of amounts expected to be incurred in connection with these activities in 2021, both with respect to each major type of cost associated therewith and with respect to the total cost, or an estimate of the amount or range of amounts that will result in future cash expenditures.

The following table shows the net amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 25, 2021 and during our 2020 fiscal year and the remaining accrued balance of restructuring costs as of September 25, 2021, which is included in Accrued expenses: Other within our consolidated balance sheets:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 28, 2019	$12,911	$826	$73	$13,810
Provision	25,855	5,878	360	32,093
Payments and other adjustments	(26,152)	(6,309)	(329)	(32,790)
Balance, December 26, 2020	$12,614	$395	$104	$13,113
Provision	3,234	(105)	231	3,360
Payments and other adjustments	(13,746)	10	(332)	(14,068)
Balance, September 25, 2021	$2,102	$300	$3	$2,405

The following table shows, by reportable segment, the net amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 25, 2021 and during our 2020 fiscal year and the remaining accrued balance of restructuring costs as of September 25, 2021:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 28, 2019	$13,373	$437	$13,810
Provision	30,935	1,158	32,093
Payments and other adjustments	(31,484)	(1,306)	(32,790)
Balance, December 26, 2020	$12,824	$289	$13,113
Provision	2,830	530	3,360
Payments and other adjustments	(13,563)	(505)	(14,068)
Balance, September 25, 2021	$2,091	$314	$2,405

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Basic	139,377	142,362	140,661	142,553
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,702	729	1,518	755
Diluted	141,079	143,091	142,179	143,308

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 13 – Income Taxes

For the nine months ended September 25, 2021 our effective tax rate was 24.2% compared to 20.0% for the prior year period. The difference between our effective tax rates and the federal statutory tax rate for the nine months ended September 25, 2021 primarily relates to state and foreign income taxes, interest expense and tax charges and credits associated with legal entity reorganizations. The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 26, 2020 was primarily due to a U.S. federal income tax settlement reached during the third quarter, which lowered income tax expense by approximately $15.6 million, as well as state and foreign income taxes and interest expense.

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

The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our consolidated balance sheets, as of September 25, 2021 was approximately $79.0 million, of which $64.3 million would affect the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits will change in the next 12 months, which may result in a material impact on our consolidated statements of income.

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

The total amounts of interest and penalties are classified as a component of the provision for income taxes. The amount of tax interest credits were approximately $(2.2) million for the nine months ended September 25, 2021, and $(1.1) million for the nine months ended September 26, 2020. The total amount of accrued interest is included in “Other liabilities,” and was approximately $11.7 million as of September 25, 2021 and $14.0 million as of December 26, 2020. No penalties were accrued for the periods presented.

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

During 2019 we entered into foreign currency forward contracts to hedge a portion of our euro-denominated foreign operations which are designated as net investment hedges. These net investment hedges offset the change in the U.S. dollar value of our investment in certain euro-functional currency subsidiaries due to fluctuating foreign exchange rates. Gains and losses related to these net investment hedges are recorded in Accumulated other comprehensive loss within our consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness are included in interest expense within our consolidated statements of income. The aggregate notional value of this net investment hedge, which matures on November 16, 2023, is approximately €200 million. During the three months ended September 25, 2021 and September 26, 2020, we recognized approximately $1.1 million and $1.2 million, respectively, of interest savings as a result of this net investment hedge. During the nine months ended September 25, 2021 and September 26, 2020, we recognized approximately $3.3 and $3.6 million, respectively, of interest savings as a result of this net investment hedge.

On March 20, 2020, we entered into a total return swap for the purpose of economically hedging our unfunded non-qualified supplemental retirement plan (“SERP”) and our deferred compensation plan (“DCP”). This swap will offset changes in our SERP and DCP liabilities. At the inception, the notional value of the investments in these plans was $43.4 million. At September 25, 2021, the notional value of the investments in these plans was $86.0 million. At September 25, 2021, the financing blended rate for this swap was based on LIBOR of 0.08% plus 0.47%, for a combined rate of 0.55%. For the three months and nine months ended September 25, 2021, we have recorded a gain, within the selling, general and administrative line item in our consolidated statement of income, of approximately $2.0 million and $10.1 million, respectively, net of transaction costs, related to this undesignated swap. For the three months and nine months ended September 26, 2020, we have recorded a gain, within the selling, general and administrative line item in our consolidated statement of income, of approximately $3.8 million and $14.2 million, respectively, net of transaction costs, related to this undesignated swap. This swap is expected to be renewed on an annual basis after its current expiration date of March 29, 2022, and is expected to result in a neutral impact to our results of operations.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 15 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax stock-based compensation expense of $27.5 million ($20.9 million after-tax) and $57.7 million ($43.8 million after-tax) for the three and nine months ended September 25, 2021, respectively. For the three and nine months ended September 26, 2020 we recorded pre-tax stock-based compensation expense of $5.7 million ($4.1 million after-tax) and a credit of $6.6 million ($5.3 million after-tax), respectively. The $6.6 million credit for stock-based compensation during the nine months ended September 26, 2020 reflected our reduced estimate in expected achievement of performance-based targets resulting from the impact of COVID-19.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense (credit) as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented. In the accompanying consolidated statements of cash flows, there were no benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the nine months ended September 25, 2021 and September 26, 2020, respectively.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

In addition to equity-based awards under the 2021 long-term incentive program under the 2020 Stock Incentive Plan, the Compensation Committee granted a Special Pandemic Recognition Award under the 2020 Stock Incentive Plan to recipients of performance-based RSUs under the 2018 long-term incentive program. These time-based RSU awards will vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, based on the recipient’s continued service and subject to the terms and conditions of the Plans, and are recorded as compensation expense using a graded vesting method.

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

Total unrecognized compensation cost related to unvested awards as of September 25, 2021 was $85.7 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

The following weighted-average assumptions were used in determining the most recent fair values of stock options granted using the Black-Scholes valuation model:

Expected dividend yield	0.0%
Expected stock price volatility	27.00%
Risk-free interest rate	0.97%
Expected life of options (years)	6.00

We have not declared cash dividends on our stock in the past and we do not anticipate declaring cash dividends in the foreseeable future. The expected stock price volatility is based on implied volatilities from traded options on our stock, historical volatility of our stock, and other factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant in conjunction with considering the expected life of options. The six year expected life of the options was determined using the simplified method for estimating the expected term as permitted under SAB Topic 14. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock options, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes stock option activity under the Plans during the nine months ended September 25, 2021:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	-	$-
Granted	807	63.05
Exercised	-	-
Forfeited	(6)	62.99
Outstanding at end of period	801	$63.05	9.4	$15.05

Options exercisable at end of period	1	$62.71

The following tables summarize the activity of our unvested RSUs for the nine months ended September 25, 2021:

	Time-Based Restricted Stock Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,459	$57.61
Granted	833	63.24
Vested	(266)	66.85
Forfeited	(32)	60.13
Outstanding at end of period	1,994	$58.77	$78.10

	Performance-Based Restricted Stock Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	136	$53.52
Granted	531	58.92
Vested	(84)	52.35
Forfeited	(14)	59.34
Outstanding at end of period	569	$59.65	$78.10

Note 16 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Nine Months Ended
	September 25,	September 26,
	2021	2020
Interest	$21,959	$29,551
Income taxes	178,804	164,575

During the nine months ended September 25, 2021 and September 26, 2020, we had a $7.0 million and $3.0 million of non-cash net unrealized gains related to foreign currency hedging activities, respectively.

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

In addition to the County of Summit Action, Henry Schein and/or one or more of its affiliated companies have been named as a defendant in multiple lawsuits (currently approximately one-hundred and fifty (150)), which allege claims similar to those alleged in the County of Summit Action. These actions consist of some that have been consolidated within the MDL and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL. On October 9, 2020, the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Case No. CACE19018882, granted Henry Schein’s motion to dismiss the claims brought against it in the action filed by North Broward Hospital District et. al. The Florida court gave plaintiffs until November 24, 2020 to replead their claims against Henry Schein, and plaintiffs filed an amended complaint. On January 8, 2021, Henry Schein filed a motion to dismiss the amended complaint. On September 20, 2021, the Florida court denied Henry Schein’s motion to dismiss. At this time, the only case set for trial is the action filed by DCH Health Care Authority, et al. in Alabama state court, which is currently scheduled for a liability jury trial on plaintiffs’ public nuisance claims on July 18, 2022. Of Henry Schein’s 2020 revenue of approximately $10.1 billion from continuing operations, sales of opioids represented less than one-tenth of 1 percent. Opioids represent a negligible part of our business. We intend to defend ourselves vigorously against these actions.

On September 30, 2019, the City of Hollywood Police Officers Retirement System, individually and on behalf of all others similarly situated, filed a putative class action complaint for violation of the federal securities laws against Henry Schein, Inc., Covetrus, Inc., and Benjamin Shaw and Christine Komola (Covetrus’s then Chief Executive Officer and Chief Financial Officer, respectively) in the U.S. District Court for the Eastern District of New York, Case No. 2:19-cv-05530-FB-RLM. The complaint seeks to certify a class consisting of all persons and entities who, subject to certain exclusions, purchased or otherwise acquired Covetrus common stock from February 8, 2019 through August 12, 2019. The case relates to the Animal Health Spin-off and Merger of the Henry Schein Animal Health Business with Vets First Choice in February 2019. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5 and asserts that defendants’ statements in the offering documents and after the transaction were materially false and misleading because they purportedly overstated Covetrus’s capabilities as to inventory management and supply-chain services, understated the costs of integrating the Henry Schein Animal Health Business and Vets First Choice, understated Covetrus’s separation costs from Henry Schein, and understated the impact on earnings from online competition and alternative distribution channels and from the loss of an allegedly large customer in North America just before the Separation and Merger. The complaint seeks unspecified monetary damages and a jury trial. Pursuant to the provisions of the PSLRA, the court appointed lead plaintiff and lead counsel on December 23, 2019. Lead plaintiff filed a Consolidated Class Action Complaint on February 21, 2020. Lead plaintiff added Steve Paladino, our Chief Financial Officer, as a defendant in the action. Lead plaintiff filed an Amended Consolidated Class Action Complaint on May 21, 2020, in which it added a claim that Mr. Paladino is a “control person” of Covetrus. On August 3, 2021, the court granted Henry Schein’s and Mr. Paladino’s motion to dismiss them from the case with prejudice.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

On February 5, 2021, Jack Garnsey filed a putative shareholder derivative action on behalf of Covetrus, Inc. in the U.S. District Court for the Eastern District of New York, naming as defendants Benjamin Shaw, Christine T. Komola, Steven Paladino, Betsy Atkins, Deborah G. Ellinger, Sandra L. Helton, Philip A. Laskaway, Mark J. Manoff, Edward M. McNamara, Ravi Sachdev, David E. Shaw, Benjamin Wolin, and Henry Schein, Inc., with Covetrus, Inc. named as a nominal defendant. The complaint alleges that the individual defendants breached their fiduciary duties under state law in connection with the same allegations asserted in the City of Hollywood securities class action described above and further alleges that Henry Schein aided and abetted such breaches. The complaint also asserts claims for contribution under the federal securities laws against Henry Schein and other defendants, also arising out of the allegations in the City of Hollywood lawsuit. The complaint seeks declaratory, injunctive, and monetary relief. A second similar complaint, Stegmann v. Wolin, was filed in the same court on March 30, 2021, which did not name the Company as a defendant. We expect a consolidated amended complaint to be filed and Plaintiffs have agreed to dismiss Henry Schein from the consolidated amended complaint without prejudice; we expect the parties to submit a proposed order to the Court reflecting this agreement.

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

As of September 25, 2021, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was formed on July 1, 2018, we entered into a ten-year royalty agreement with Internet Brands whereby we will pay Internet Brands approximately $31.0 million annually for the use of their intellectual property. During the three and nine months ended September 25, 2021, we recorded $7.8 million and $23.4 million, respectively in connection with costs related to this royalty agreement. During the three and nine months ended September 26, 2020, we recorded $7.8 million and $23.4 million, respectively, in connection with costs related to this royalty agreement. As of September 25, 2021 and December 26, 2020, Henry Schein One, LLC had a net (payable) receivable balance due (to) from Internet Brands of $(14.7) million and $4.7 million, respectively, comprised of amounts related to results of operations and the royalty agreement.

During our normal course of business, we have interests in entities that we account for under the equity accounting method. During the three and nine months ended September 25, 2021, we recorded net sales of $17.7 million and $50.9 million, respectively, to such entities. During the three and nine months ended September 26, 2020, we recorded net sales of $13.4 million and $38 million, respectively, to such entities. During the three and nine months ended September 25, 2021, we purchased $4.8 million and $13.9 million, respectively, from such entities. During the three and nine months ended September 26, 2020, we purchased $4.3 million and $10.3 million, respectively, from such entities. At September 25, 2021 and December 26, 2020, in the aggregate we had $48.3 million and $36.9 million, due from our equity affiliates, and $9.6 million and $8.7 million due to our equity affiliates, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by us are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the documents we file with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K. Forward looking statements include the overall impact of the Novel Coronavirus Disease 2019 (COVID-19) on the Company, its results of operations, liquidity, and financial condition (including any estimates of the impact on these items), the rate and consistency with which dental and other practices resume or maintain normal operations in the United States and internationally, expectations regarding personal protective equipment (“PPE”) and COVID-19 related product sales and inventory levels, whether additional resurgences or variants of the virus will adversely impact the resumption of normal operations, whether vaccine mandates will adversely impact the Company (by disrupting our workforce and/or business), whether supply chain disruptions will adversely impact our business, the impact of restructuring programs as well as of any future acquisitions, and more generally current expectations regarding performance in current and future periods. Forward looking statements also include the (i) ability of the Company to make additional testing available, the nature of those tests and the number of tests intended to be made available and the timing for availability, the nature of the target market, as well as the efficacy or relative efficacy of the test results given that the test efficacy has not been, or will not have been, independently verified under normal FDA procedures and (ii) potential for the Company to distribute the COVID-19 vaccines and ancillary supplies.

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

Recent Developments

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries implemented business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat the pandemic, which significantly impacted global business and dramatically reduced demand for dental products and certain medical products in the second quarter of 2020. Demand increased in the second half of 2020 and has continued into the third quarter of 2021 resulting in growth over the prior year driven by sales of PPE and COVID-19 related products.

Our consolidated financial statements reflect estimates and assumptions made by us that affect, among other things, our goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; hedging activity; vendor rebates; measurement of compensation cost for certain share-based performance awards and cash bonus plans; and pension plan assumptions. Due to the significant uncertainty surrounding the future impact of COVID-19, our judgments regarding estimates and impairments could change in the future. In addition, the impact of COVID-19 had a material adverse effect on our business, results of operations and cash flows in the second quarter of 2020. In the latter half of the second quarter of 2020, dental and medical practices began to re-open worldwide, and continued to do so during the second half of 2020. During the first nine months of 2021, patient traffic levels returned to levels approaching pre-pandemic levels. There is an ongoing risk that the COVID-19 pandemic may again have a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

Recently the federal government has issued executive orders for government contractors regarding COVID-19 vaccine mandates. The federal government has also indicated that the Occupational Safety and Health Administration intends to issue regulations concerning vaccine mandates for employers. In addition, state governments and some customers have also issued vaccine requirements for workers in their jurisdictions or who may service their accounts, and some state regulations contradict the federal vaccine mandates. Also, at this time, it remains unclear whether international jurisdictions will impose vaccine mandates or additional COVID-19 regulations. It is possible that a significant number of our employees have not been vaccinated, and in the event of a vaccine mandate some of those employees may seek exemptions or otherwise resist vaccination. The imposition of vaccine mandates could potentially cause labor shortages if employees refuse to get vaccinated and their employment is terminated, either voluntarily or involuntarily. Such labor shortages could reduce our sales and/or affect our ability to fulfill customer orders, impacting our revenue and profitability. Furthermore, managing and tracking vaccination status and ongoing testing for exempt and/or unvaccinated employees could potentially increase our costs, as could addressing inconsistent mandates. COVID-19 vaccine mandates and similar regulations have the potential to significantly adversely affect our business, as the nature and effect of such mandates are uncertain at this time.

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

We are headquartered in Melville, New York, employ more than 21,000 people (of which more than 10,300 are based outside the United States) and have operations or affiliates in 32 countries and territories, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

While our primary go-to-market strategy is in our capacity as a distributor, we also manufacture certain dental specialty products and solutions in the areas of implants, orthodontics and endodontics. We have achieved scale in these global businesses primarily through acquisitions as manufacturers of these products typically do not utilize a distribution channel to serve customers.

We conduct our business through two reportable segments: (i) health care distribution and (ii) technology and value-added services. These segments offer different products and services to the same customer base.

The health care distribution reportable segment aggregates our global dental and medical operating segments. This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, dental specialty products (including implant, orthodontic and endodontic products), diagnostic tests, infection-control products, PPE and vitamins. Our global dental business serves office-based dental practitioners, dental laboratories, schools and other institutions. Our global medical business serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.

Our global technology and value-added services business provides software, technology and other value-added services to health care practitioners. Our technology business offerings include practice management software systems for dental and medical practitioners. Our value-added practice solutions include financial services on a non-recourse basis, e-services, practice technology, network and hardware services, as well as consulting, and continuing education services for practitioners.

A key element to grow closer to our customers is our One Schein initiative, which is a unified go-to-market approach that enables practitioners to work synergistically with our supply chain, equipment sales and service and other value-added services, allowing our customers to leverage the combined value that we offer through a single program. Specifically, One Schein provides customers with streamlined access to our comprehensive offering of national brand products, our private label products, and proprietary specialty products and solutions (including implant, orthodontic and endodontic products). In addition, customers have access to a wide range of services, including software and other value-added services.

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

Our current and future results have been and could be impacted by the COVID-19 pandemic, the current economic environment and continued economic and public health uncertainty. Since the onset of the COVID-19 pandemic in early 2020, we have been carefully monitoring its impact on our global operations and have taken appropriate steps to minimize the risk to our employees. We have seen and expect to continue to see changes in demand trends for some of our products and services, supply chain challenges, and labor challenges, as rates of infection fluctuate, new strains or variants of COVID-19 emerge and spread, vaccine uptake and mandates increase, governments adapt their approaches to combatting the virus (including without limitation, vaccine mandates), and local conditions change across geographies. For example, vaccine mandates affecting our workforce, whether imposed through government regulations or contracts with governmental authorities or other customers, could potentially cause staffing shortages if employees choose not to comply as well as other consequences to our business or operations, managing and tracking vaccination status and ongoing testing for exempt employees could potentially increase our costs, as could addressing inconsistent federal and state COVID-19 mandates. As a result, we expect to see continued volatility through at least the duration of the pandemic.

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

As a result of these market dynamics, annual expenditures for health care services continue to increase in the United States. We believe that demand for our products and services will grow, while continuing to be impacted by current and future operating, economic and industry conditions. The Centers for Medicare and Medicaid Services, or CMS, published “National Health Expenditure Projections 2019-2028” indicating that total national health care spending reached approximately $3.8 trillion in 2019, or 17.7% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States. Health care spending is projected to reach approximately $6.2 trillion in 2028, approximately 19.7% of the nation’s projected gross domestic product. The latest projections begin after the latest historical year (2018) and go through 2028. These projections do not take into account the impacts of COVID-19 because of the timing of the report and the highly uncertain nature of the pandemic.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and nine months ended September 25, 2021 and September 26, 2020 and cash flows for the nine months ended September 25, 2021 and September 26, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Operating results:
Net sales	$3,178,315	$2,840,146	$9,070,499	$6,953,416
Cost of sales	2,266,170	2,085,878	6,377,752	4,998,868
Gross profit	912,145	754,268	2,692,747	1,954,548
Operating expenses:
Selling, general and administrative	701,499	559,605	2,038,292	1,572,732
Restructuring costs (credits)	(175)	6,992	3,360	27,713
Operating income	$210,821	$187,671	$651,095	$354,103

Other expense, net	$(4,738)	$(10,516)	$(13,596)	$(24,138)
Gain on sale of equity investment	7,318	-	7,318	-
Net income from continuing operations	169,474	151,813	508,379	271,808
Income (loss) from discontinued operations	-	(29)	-	274
Net income attributable to Henry Schein, Inc.	162,286	141,697	483,999	261,161

			Nine Months Ended
			September 25,	September 26,
			2021	2020
Cash flows:
Net cash provided by operating activities from continuing operations			$432,941	$248,414
Net cash used in investing activities from continuing operations			(479,001)	(93,956)
Net cash provided by (used in) financing activities from continuing operations			(254,473)	264,433

Plans of Restructuring

On November 20, 2019, we committed to a contemplated restructuring initiative intended to mitigate stranded costs associated with the Animal Health Spin-off and to rationalize operations and to provide expense efficiencies. These activities were originally expected to be completed by the end of 2020. In light of the changes to the business environment brought on by the COVID-19 pandemic, we extended such activities to the end of 2021.

During the three months ended September 25, 2021 and September 26, 2020, we recorded restructuring costs (credits) of $(0.2) million and $7.0 million. During the nine months ended September 25, 2021 and September 26, 2020, we recorded restructuring costs of $3.4 million and $27.7 million. The restructuring costs (credits) for these periods included costs (credits) for severance benefits and facility exit costs. The costs (credits) associated with these restructurings are included in a separate line item, “Restructuring costs (credits)” within our consolidated statements of income.

We are currently unable in good faith to make a determination of an estimate of the amount or range of amounts expected to be incurred in connection with these activities in 2021, both with respect to each major type of cost associated therewith and with respect to the total cost, or an estimate of the amount or range of amounts that will result in future cash expenditures.

Three Months Ended September 25, 2021 Compared to Three Months Ended September 26, 2020

Net Sales

Net sales were as follows (in thousands):

	September 25,	% of	September 26,	% of	Increase / (Decrease)
	2021	Total	2020	Total	$	%
Health care distribution (1)
Dental	$1,822,894	57.4%	$1,649,853	58.1%	$173,041	10.5%
Medical	1,186,812	37.3	1,027,146	36.2	159,666	15.5
Total health care distribution	3,009,706	94.7	2,676,999	94.3	332,707	12.4
Technology and value-added services (2)	168,609	5.3	138,355	4.9	30,254	21.9
Total excluding Corporate TSA revenue	3,178,315	100.0	2,815,354	99.2	362,961	12.9
Corporate TSA revenue (3)	-	-	24,792	0.8	(24,792)	-
Total	$3,178,315	100.0%	$2,840,146	100.0%	$338,169	11.9

(1) Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, dental specialty products (including implant, orthodontic and endodontic products), diagnostic tests, infection-control products, PPE and vitamins.

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

The 11.9% increase in net sales includes an increase of 11.1% in local currency revenue (7.2% increase in internally generated revenue and 3.9% growth from acquisitions) and an increase of 0.8% related to foreign currency exchange. During December 2020, our previous transition services agreement (TSA) with Covetrus, in connection with the completion of the Animal-Health Spin-off, concluded. Accordingly, we recorded no Corporate TSA revenues for the three months ended September 25, 2021. We estimate that sales of PPE and COVID-19 related products were approximately $494.5 million, an increase of 19.7% versus the prior year. Excluding PPE and COVID-19 related products, the estimated increase in internally generated local currency sales excluding Corporate TSA revenue was 7.4%.

The 10.5% increase in dental net sales includes an increase of 9.1% in local currency revenue (5.2% increase in internally generated revenue and 3.9% growth from acquisitions) and an increase of 1.4% related to foreign currency exchange. The 9.1% increase in local currency sales was attributable to an increase in dental consumable merchandise sales of 7.6% (2.9% increase in internally generated revenue and 4.7% growth from acquisitions) and an increase in dental equipment sales and service revenues of 14.6% (13.9% increase in internally generated revenue and 0.7% growth from acquisitions). We estimate that our dental business recorded sales of approximately $169.2 million of PPE and COVID-19 related products, an estimated increase of 6.2% versus the prior year. Excluding PPE and COVID-19 related products, the estimated increase in internally generated local currency dental sales was 6.9%.

The 15.5% increase in medical net sales is attributable to a 13.1% increase in internally generated revenue and 2.4% growth from acquisitions. We estimate that our medical business recorded sales of approximately $325.2 million of PPE and other COVID-19 related products for the three months ended September 25, 2021, an estimated increase of 28.2% compared to the prior year. Excluding sales of PPE and other COVID-19 related products, the estimated increase in internally generated local currency medical sales was 8.3%.

The 21.9% increase in technology and value-added services net sales includes an increase of 21.0% local currency revenue (6.3% increase in internally generated revenue and 14.7% growth from acquisitions) and an increase of 0.9% related to foreign currency exchange. Sales growth was driven by our practice management business, as well as strong financial services revenue, which benefited from dental equipment sales growth. During the quarter ended September 25, 2021, the trend for transactional software revenues improved compared to the prior year, as more patients visited dental practices worldwide. Net sales in the prior year were adversely affected by the COVID-19 pandemic, which significantly impacted transactional software revenues.

Gross Profit

Gross profit and gross margin percentages by segment and in total were as follows (in thousands):

	September 25,	Gross	September 26,	Gross	Increase / (Decrease)
	2021	Margin %	2020	Margin %	$	%
Health care distribution	$800,516	26.6%	$653,173	24.4%	$147,343	22.6%
Technology and value-added services	111,629	66.2	100,272	72.5	11,357	11.3
Total excluding Corporate TSA revenues	912,145	28.7	753,445	26.8	158,700	21.1
Corporate TSA revenues	-	-	823	3.3	(823)	-
Total	$912,145	28.7	$754,268	26.6	$157,877	20.9

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

Health care distribution gross profit increased $147.3 million, or 22.6%, primarily due to the increase in net sales discussed above. Health care distribution gross profit margin increased primarily due to lower adjustments recorded for PPE inventory. Such adjustments to inventory may recur and adversely impact gross profit margins in future periods, although we do not expect further material inventory adjustments in 2021. The increase in health care distribution gross profit margin is also attributable to an increase in vendor rebates during the third quarter of 2021 due to increased purchase volumes. The overall increase in our health care distribution gross profit is attributable to an increase of $54.4 million from internally generated revenue, a $67.3 million increase in gross profit due to the increase in the gross margin rates and a $25.6 million increase in gross profit from acquisitions.

Technology and value-added services gross profit increased $11.4 million, or 11.3%, due to a $7.1 million increase in internally generated revenue and $11.1 million additional gross profit from acquisitions, partially offset by a decrease of $6.8 million from gross margin rates. Technology and value-added services gross profit margin decreased to 66.2% from 72.5% primarily due to lower gross margins of recently acquired companies in the business services sector and certain transactions with the U.S. federal government.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total were as follows (in thousands):

		% of		% of
	September 25,	Respective	September 26,	Respective	Increase
	2021	Net Sales	2020	Net Sales	$	%
Health care distribution	$621,241	20.6%	$505,338	18.9%	$115,903	22.9%
Technology and value-added services	80,083	47.5	61,259	44.3	18,824	30.7
Total	$701,324	22.1	$566,597	19.9	$134,727	23.8

Selling, general and administrative expenses (including restructuring credits in the three months ended September 25, 2021 and restructuring costs in the three months ended September 26, 2020) increased $134.7 million, or 23.8%. In the prior year, there were significant cost-saving measures taken in response to the COVID-19 pandemic. These cost-saving measures were temporary and ended during the third quarter of 2020.

The $115.9 million increase in selling, general and administrative expenses within our health care distribution segment was attributable to an increase of $96.7 million of operating costs and an increase of $26.1 million of additional costs from acquired companies, partially offset by a decrease of $6.9 million in restructuring costs. The $18.8 million increase in selling, general and administrative expenses within our technology and value-added services segment was attributable to an increase of $9.2 million of operating costs and an increase of $9.8 million of additional costs from acquired companies, partially offset by a decrease of $0.2 million in restructuring costs.

As a component of total selling, general and administrative expenses, selling expenses increased $67.7 million, or 19.7% to $411.2 million primarily due to an increase in payroll and payroll related costs. As a percentage of net sales, selling expenses increased to 13.0% from 12.1%.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $67.0 million, or 30.0% to $290.1 million primarily due to an increase in payroll and payroll related costs. As a percentage of net sales, general and administrative expenses increased to 9.1% from 7.8%.

Other Expense, Net

Other expense, net, was as follows (in thousands):

	September 25,	September 26,	Variance
	2021	2020	$	%
Interest income	$1,409	$2,294	$(885)	(38.6)%
Interest expense	(6,550)	(11,111)	4,561	41.0
Other, net	403	(1,699)	2,102	123.7
Other expense, net	$(4,738)	$(10,516)	$5,778	54.9

Interest income decreased $0.9 million primarily due to lower interest rates and reduced late fee income. Interest expense decreased $4.6 million primarily due to reduced credit line borrowings.

Income Taxes

For the three months ended September 25, 2021, our effective tax rate was 23.9% compared to 16.4% for the prior year period. The difference between our effective tax rate and the federal statutory tax rate for the three months ended September 25, 2021 was primarily due to state and foreign taxes, interest expense and tax charges and credits associated with legal entity reorganizations. The difference between our effective tax rate and the federal statutory tax rate for the three months ended September 26, 2020 was primarily due to a U.S federal income tax settlement, reached during the third quarter of 2020, which lowered income tax expense by approximately $15.6 million, as well as state and foreign income taxes and interest expense.

Gain on Sale of Equity Investment

In the third quarter of 2021 we received contingent proceeds of $9.8 million from the 2019 sale of Hu-Friedy resulting in the recognition of an additional after-tax gain of $7.3 million.

Nine Months Ended September 25, 2021 Compared to Nine Months Ended September 26, 2020

Net Sales

Net sales were as follows (in thousands):

	September 25,	% of	September 26,	% of	Increase/(Decrease)
	2021	Total	2020	Total	$	%
Health care distribution (1)
Dental	$5,522,166	60.9%	$4,066,221	58.5%	$1,455,945	35.8%
Medical	3,084,677	34.0	2,445,644	35.2	639,033	26.1
Total health care distribution	8,606,843	94.9	6,511,865	93.7	2,094,978	32.2
Technology and value-added services (2)	463,656	5.1	375,547	5.4	88,109	23.5
Total excluding Corporate TSA revenue	9,070,499	100.0	6,887,412	99.1	2,183,087	31.7
Corporate TSA revenue (3)	-	-	66,004	0.9	(66,004)	-
Total	$9,070,499	100.0%	$6,953,416	100.0%	$2,117,083	30.4

(1) Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, dental specialty products (including implant, orthodontic and endodontic products), diagnostic tests, infection-control products, PPE and vitamins.

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

The 30.4% increase in net sales includes an increase of 28.1% in local currency revenue (24.0% increase in internally generated revenue and 4.1% growth from acquisitions) and an increase of 2.3% related to foreign currency exchange. Excluding sales of products under the transition services agreement with Covetrus, our net sales increased 31.7%, including an increase in local currency revenue of 29.3% (25.2% increase in internally generated revenue and 4.1% growth from acquisitions) and an increase of 2.4% related to foreign currency exchange. We estimate that sales for the nine months ended September 25, 2021 of PPE and COVID-19 related products were approximately $1,304.0 million, an estimated increase of 68.9% versus the prior year. Excluding PPE and COVID-19 related products, the estimated increase in internally generated local currency sales excluding Corporate TSA revenues was 21.3%.

The 35.8% increase in dental net sales includes an increase of 32.0% in local currency revenue (27.2% increase in internally generated revenue and 4.8% growth from acquisitions) and an increase of 3.8% related to foreign currency exchange. The 32.0% increase in local currency sales was attributable to an increase in dental consumable merchandise revenue of 32.4% (26.5% increase in internally generated revenue and 5.9% growth from acquisitions), and an increase in dental equipment sales and service revenues of 30.5% (29.8% increase in internally generated revenue and 0.7% growth from acquisitions). The COVID-19 pandemic began to adversely impact our worldwide dental revenue beginning in mid-March of 2020 as many dental offices progressively closed or began seeing a limited number of patients. However, in the second half of the quarter ended June 27, 2020 and continuing through the quarter ended September 26, 2020, patient traffic began to stabilize and approached pre-pandemic levels. The growth in dental revenues reflects this recovery. Additionally, we estimate that global dental sales for the nine months ended September 25, 2021 of PPE and COVID-19 related products were approximately $520.3 million, an estimated increase of 46.8% versus the prior year. Excluding PPE and COVID-19 related products, the estimated increase in internally generated local currency dental sales was 27.9%.

The 26.1% increase in medical net sales is attributable to an increase of 25.9% in local currency growth (23.7% increase in internally generated revenue and 2.2% growth from acquisitions) and an increase of 0.2% related to foreign currency exchange. Economic conditions relating to the COVID-19 pandemic have had less of an impact on the performance of our medical group versus dental, in part due to continued strong sales of PPE, such as masks, gowns and face shields, and other COVID-19 related products, such as diagnostic test kits. Globally, we estimate our medical business recorded sales of approximately $783.8 million sales of such PPE and other COVID-19 related products for the nine months ended September 25, 2021, an increase of approximately 87.6% compared to the prior year. Excluding PPE and other COVID-19 related products, the estimated increase in internally generated local currency medical sales was 10.7%.

The 23.5% increase in technology and value-added services net sales is attributable to an increase of 21.9% in local currency revenue (12.9% increase in internally generated revenue and 9.0% growth from acquisitions) and 1.6% related to foreign currency exchange. Sales growth was driven by our practice management business, as well as strong financial services revenue, which benefitted from dental equipment sales growth.

Gross Profit

Gross profit and gross margin percentages by segment and in total were as follows (in thousands):

	September 25,	Gross	September 26,	Gross	Increase/(Decrease)
	2021	Margin %	2020	Margin %	$	%
Health care distribution	$2,375,341	27.6%	$1,687,531	25.9%	$687,810	40.8%
Technology and value-added services	317,406	68.5	265,040	70.6	52,366	19.8
Total excluding Corporate TSA revenues	2,692,747	29.7	1,952,571	28.3	740,176	37.9
Corporate TSA revenues	-	-	1,977	3.0	(1,977)	-
Total	$2,692,747	29.7	$1,954,548	28.1	$738,199	37.8

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

Health care distribution gross profit increased $687.8 million, or 40.8% primarily due to the increase in net sales discussed above. Health care distribution gross profit margin increased to 27.6% from 25.9% primarily due to lower adjustments recorded for PPE inventory. Such adjustments to inventory may recur and adversely impact gross profit margins in future periods, although we do not expect further material inventory adjustments in 2021. The increase in the health care distribution gross profit margin is also attributable to an increase in vendor rebates during the first nine months of 2021 due to increased purchase volumes. The overall increase in our health care distribution gross profit is attributable to a $489.2 million increase in internally generated revenue, $119.1 million in gross profit due to the increase in the gross margin rates and $79.5 million additional gross profit from acquisitions.

Technology and value-added services gross profit increased $52.4 million, or 19.8%, attributable to an increase of $37.8 million in internally generated revenue and $22.1 million additional gross profit from acquisitions, partially offset by a $7.5 million decrease in gross profit. Technology and value-added services gross profit margin decreased to 68.5% from 70.6% primarily due to lower gross margins of recently acquired companies in the business services sector and certain transactions with the U.S. federal government.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total were as follows (in thousands):

		% of		% of
	September 25,	Respective	September 26,	Respective	Increase
	2021	Net Sales	2020	Net Sales	$	%
Health care distribution	$1,816,373	21.1%	$1,418,031	21.8%	$398,342	28.1%
Technology and value-added services	225,279	48.6	182,414	48.6	42,865	23.5
Total	$2,041,652	22.5	$1,600,445	23.0	$441,207	27.6

Selling, general and administrative expenses (including restructuring costs) increased $441.2 million, or 27.6%. In the prior year, there were significant cost-saving measures taken in response to the COVID-19 pandemic. These cost-saving measures were temporary and ended during the third quarter of 2020.

The $398.3 million increase in selling, general and administrative expenses within our health care distribution segment was attributable to an increase of $349.8 million of operating costs and an increase of $72.3 million of additional costs from acquired companies, partially offset by a decrease of $23.8 million in restructuring costs. The $42.9 million increase in selling, general and administrative expenses within our technology and value-added services segment was attributable to an increase of $24.5 million of operating costs and an increase of $19.0 million of additional costs from acquired companies, partially offset by a decrease of $0.6 million in restructuring costs. As a percentage of net sales, selling, general and administrative expenses decreased to 22.5% from 23.0%.

As a component of total selling, general and administrative expenses, selling expenses increased $231.9 million, or 23.8% to $ 1,205.7 million, primarily due to an increase in payroll and payroll related costs. As a percentage of net sales, selling expenses decreased to 13.3% from 14.0%.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $209.3 million, or 33.4% to $835.9 million, primarily due to an increase in payroll and payroll related costs. As a percentage of net sales, general and administrative expenses increased to 9.2% from 9.0%.

Other Expense, Net

Other expense, net, was as follows (in thousands):

	September 25,	September 26,	Variance
	2021	2020	$	%
Interest income	$4,749	$7,481	$(2,732)	(36.5)%
Interest expense	(19,411)	(29,409)	9,998	34.0
Other, net	1,066	(2,210)	3,276	148.2
Other expense, net	$(13,596)	$(24,138)	$10,542	43.7

Interest income decreased $2.7 million primarily due to lower interest rates and reduced late fee income. Interest expense decreased $10.0 million primarily due to reduced credit line borrowings and lower interest rates on certain of our private placement borrowings.

Income Taxes

For the nine months ended September 25, 2021, our effective tax rate was 24.2% compared to 20.0% for the prior year period. The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 25, 2021 was primarily due to state and foreign income taxes, interest expense and tax charges and credits associated with legal entity reorganizations. The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 26, 2020 was primarily due to a U.S federal income tax settlement, reached during the third quarter of 2020, which lowered income tax expense by approximately $15.6 million, as well as state and foreign income taxes and interest expense.

Gain on Sale of Equity Investment

In the third quarter of 2021 we received contingent proceeds of $9.8 million from the 2019 sale of Hu-Friedy resulting in the recognition of an additional after-tax gain of $7.3 million.

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

The pandemic and the governmental responses to it had a material adverse effect on our cash flows in the second quarter of 2020. In the latter half of the second quarter of 2020 and continuing through year-end, dental and medical practices began to re-open worldwide. During the first nine months of 2021, patient traffic levels returned to levels approaching pre-pandemic levels. There is an ongoing risk that the COVID-19 pandemic may again have a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

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

Net cash from continuing operations provided by operating activities was $432.9 million for the nine months ended September 25, 2021, compared to net cash from continuing operations provided by operating activities of $248.4 million for the comparable prior year period. The net change of $184.5 million was primarily attributable to higher net income, partially offset by increased working capital requirements, specifically an increase in inventories due to ongoing stocking of PPE and COVID-19 related products, and reduced accounts payable and accrued expenses. These working capital increases were partially offset by lower growth in accounts receivable as days sales outstanding were lower than in the prior year.

Net cash from continuing operations used in investing activities was $479.0 million for the nine months ended September 25, 2021, compared to $94.0 million for the comparable prior year period. The net change of $385.0 million was attributable to increased payments for equity investments and business acquisitions.

Net cash from continuing operations used in financing activities was $254.5 million for the nine months ended September 25, 2021, compared to net cash provided by financing activities of $264.4 million for the comparable prior year period. The net change of $518.9 million was primarily due to decreased net proceeds from bank borrowings and increased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 25,	December 26,
	2021	2020
Cash and cash equivalents	$119,133	$421,185
Working capital (1)	1,610,956	1,508,313

Debt:
Bank credit lines	$59,394	$73,366
Current maturities of long-term debt	9,638	109,836
Long-term debt	705,540	515,773
Total debt	$774,572	$698,975

Leases:
Current operating lease liabilities	$77,383	$64,716
Non-current operating lease liabilities	270,152	238,727

(1)

At September 25, 2021 and December 26, 2020, there were no trade accounts receivable that were restricted to settle obligations of this VIE, nor were there liabilities of the VIE where the creditors have recourse to us.

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations decreased to 42.6 days as of September 25, 2021 from 48.8 days as of September 26, 2020. During the nine months ended September 25, 2021, we wrote off approximately $5.6 million of fully reserved accounts receivable against our trade receivable reserve. Our inventory turns from operations increased to 5.1 as of September 25, 2021 from 4.7 as of September 26, 2020. Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

Bank credit lines consisted of the following:

	September 25,	December 26,
	2021	2020
Revolving credit agreement	$-	$-
Other short-term bank credit lines	59,394	73,366
Total	$59,394	$73,366

Revolving Credit Agreement

On August 20, 2021, we entered into a new $1 billion revolving credit agreement (the “Credit Agreement”). This facility, which matures on August 20, 2026, replaced our $750 million revolving credit facility, which was scheduled to mature in April 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect most LIBOR rates to be discontinued immediately after December 31, 2021, while the remaining LIBOR rates will be discontinued immediately after June 30, 2023. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or to materially affect our interest expense. The Credit Agreement also requires, among other things, that we maintain certain maximum leverage ratios. Additionally, the Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions, on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of September 25, 2021, and December 26, 2020, we had no borrowings under this revolving credit facility. As of September 25, 2021, and December 26, 2020, there were $9.1 million and $9.5 million of letters of credit, respectively, provided to third parties under the credit facility.

On April 17, 2020, we amended the Credit Agreement to, among other things, (i) modify the financial covenant from being based on total leverage ratio to net leverage ratio, (ii) adjust the pricing grid to reflect the net leverage ratio calculation, and (iii) increase the maximum maintenance leverage ratio through March 31, 2021.

364-Day Credit Agreement

On March 4, 2021, we repaid the outstanding obligations and terminated the lender commitments under our $700 million 364-day credit agreement, which was entered into on April 17, 2020. This facility was originally scheduled to mature on April 16, 2021.

Other Short-Term Credit Lines

As of September 25, 2021 and December 26, 2020, we had various other short-term bank credit lines available, of which $59.4 million and $73.4 million, respectively, were outstanding. At September 25, 2021 and December 26, 2020, borrowings under all of these credit lines had a weighted average interest rate of 7.42% and 4.14%, respectively.

Long-term debt

Long-term debt consisted of the following:

	September 25,	December 26,
	2021	2020
Private placement facilities	$706,433	$613,498
Note payable	-	1,554
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from 2.45% to 4.27% at September 25, 2021 and
ranging from 2.62% to 4.27% at December 26, 2020	3,566	4,596
Finance lease obligations (see Note 6)	5,179	5,961
Total	715,178	625,609
Less current maturities	(9,638)	(109,836)
Total long-term debt	$705,540	$515,773

Private Placement Facilities

Our private placement facilities, with three insurance companies, have a total facility amount of $1 billion, and are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through June 23, 2023. The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance. The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness, and/or to fund potential acquisitions. The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership. These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

On March 5, 2021, we amended the private placement facilities to, among other things, (a) modify the financial covenant from being based on a net leverage ratio to a total leverage ratio and (b) restore the maximum maintenance total leverage ratio to 3.25x and remove the 1.00% interest rate increase triggered if the net leverage ratio were to exceed 3.0x.

On October 20, 2021, we amended our three private placement facilities with insurance companies and entered into a fourth private placement facility with another insurance company, increasing the total facilities amount to $1.5 billion and extending the maturity date of the existing facilities. The maturity date for our private placement facilities is October 20, 2026.

The components of our private placement facility borrowings as of September 25, 2021 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
January 20, 2012 (1)	$7,143	3.09%	January 20, 2022
January 20, 2012	50,000	3.45	January 20, 2024
December 24, 2012	50,000	3.00	December 24, 2024
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
September 2, 2020	100,000	2.35	September 2, 2030
June 2, 2021	100,000	2.48	June 2, 2031
June 2, 2021	100,000	2.58	June 2, 2033
Less: Deferred debt issuance costs	(710)
	$706,433

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which has a purchase limit of $350 million, was scheduled to expire on April 29, 2022. On June 22, 2020, the expiration date for this facility was extended to June 12, 2023 and was amended to adjust certain covenant levels for 2020. As of September 25, 2021 and December 26, 2020, there were no borrowings outstanding under this securitization facility. At September 25, 2021, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 0.13% plus 0.95%, for a combined rate of 1.08%. At December 26, 2020, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 0.22% plus 0.95%, for a combined rate of 1.17%.

If our accounts receivable collection pattern changes due to customers either paying late or not making payments, our ability to borrow under this facility may be reduced.

We are required to pay a commitment fee of 25 to 45 basis points depending upon program utilization.

On October 20, 2021, we amended our U.S. trade accounts receivable securitization facility to increase the purchase limit to $450 million with two banks as agents and extend the expiration date to October 18, 2024.

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment. Our leases have remaining terms of less than one year to approximately 20 years, some of which may include options to extend the leases for up to 10 years. As of September 25, 2021, our right-of-use assets related to operating leases were $329.9 million and our current and non-current operating lease liabilities were $77.4 million and $270.2 million, respectively.

Stock Repurchases

On March 8, 2021, we announced the reinstatement of our share repurchase program.

From March 3, 2003 through September 25, 2021, we repurchased $3.9 billion, or 79,082,135 shares, under our common stock repurchase programs, with $350.0 million available as of September 25, 2021 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority stockholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the redeemable noncontrolling interests for the nine months ended September 25, 2021 and the year ended December 26, 2020 are presented in the following table:

	September 25,	December 26,
	2021	2020
Balance, beginning of period	$327,699	$287,258
Decrease in redeemable noncontrolling interests due to
redemptions	(50,292)	(17,241)
Increase in redeemable noncontrolling interests due to business
acquisitions	189,870	28,387
Net income attributable to redeemable noncontrolling interests	19,770	13,363
Dividends declared	(13,959)	(12,631)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(4,098)	(4,279)
Change in fair value of redeemable securities	143,592	32,842
Balance, end of period	$612,582	$327,699

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met. Any adjustments to these accrual amounts are recorded in our consolidated statements of income. For the nine months ended September 25, 2021 and September 26, 2020, there were no material adjustments recorded in our consolidated statements of income relating to changes in estimated contingent purchase price liabilities.

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

Our financial results for the nine months ended September 26, 2020 were affected by certain estimates we made due to the adverse business environment brought on by the COVID-19 pandemic. For example, in the quarter ended March 28, 2020 we recorded incremental bad debt reserves of approximately $10.0 million for our global dental business. During the quarter ended March 28, 2020, we also recognized a net credit of approximately $17.5 million in stock-based compensation expense due to our estimate that no performance shares granted in 2018, 2019 or 2020 would ultimately vest. For the quarter ended June 27, 2020, we continued to estimate that no such performance-based shares would ultimately vest. In contrast, for the nine months ended September 25, 2021, we recorded $57.7 million in stock-based compensation. Additionally, in the quarter ended March 28, 2020, we recorded total impairment charges of approximately $6.1 million related to prepaid royalty expenses and a customer relationship intangible asset. We had no material impairment charges in the quarter ended September 25, 2021. Although our selling, general and administrative expenses for the nine months ended September 25, 2021 represent management's best estimates and assumptions that affect the reported amounts, our judgment could change in the future due to the significant uncertainty surrounding the macroeconomic effect of the COVID-19 pandemic.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 25, 2021, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of acquisitions, continued acquisition integrations and systems integrations undertaken during the quarter and carried over from prior quarters, as well as changes to the operating methods of some of our internal controls over financial reporting due to the COVID-19 pandemic, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended September 25, 2021, we completed acquisitions of medical and dental businesses with combined aggregate annual revenues of approximately $165 million. In addition, post-acquisition integration related activities continued for our medical and dental businesses acquired during prior quarters, representing aggregate annual revenues of approximately $280 million. These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition.

Also, during the quarter ended September 25, 2021, we completed systems integration activities to migrate existing systems to a new data center supporting certain dental and medical businesses in Germany, Italy, Austria, and Benelux representing aggregate projected annual revenues of approximately $970 million.

All acquisitions, continued acquisition integrations, and system integrations involve necessary and appropriate change-management controls that are considered in our quarterly assessment of the design and operating effectiveness of our internal control over financial reporting.

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

As of September 25, 2021, we had repurchased approximately $3.9 billion of common stock (79,082,135 shares) under these initiatives, with $350.0 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended September 25, 2021.

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
6/27/21 through 7/31/2021	370,000	$76.47	370,000	4,637,640
8/1/21 through 8/28/2021	281,289	77.17	281,289	4,652,401
8/29/21 through 9/25/2021	-	-	-	4,481,436
	651,289		651,289

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

ITEM 6. EXHIBITS

4.1

Multicurrency Private Shelf Agreement, dated as of October 20, 2021, by and among us, AIG Asset Management (U.S.), LLC and each AIG affiliate which becomes party thereto (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 21, 2021.)

4.2

Third Amended and Restated Multicurrency Private Shelf Agreement, dated as of October 20, 2021, by and among us, PGIM, Inc. and each Prudential affiliate which becomes party thereto (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 21, 2021.)

4.3

Third Amended and Restated Master Note Facility, dated as of October 20, 2021, by and among us, NYL Investors LLC and each New York Life affiliate which becomes party thereto (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on October 21, 2021.)

4.4

Third Amended and Restated Multicurrency Master Note Purchase Agreement, dated as of October 20, 2021, by and among us, Metropolitan Life Insurance Company, MetLife Investment Management, LLC and each MetLife affiliate which becomes party thereto (Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on October 21, 2021.)

10.1

Amended and Restated Revolving Credit Agreement, dated as of August 20, 2021, among us, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 23, 2021.)

10.2

Amendment No. 7 to Receivables Purchase Agreement, dated as of October 20, 2021, by and among us, as servicer, HSFR, Inc., as seller, Lender, as agent and the various purchaser groups from time to time party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 21, 2021.)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document+
101.SCH	Inline XBRL Taxonomy Extension Schema Document+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104	The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments).+

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

Dated: November 2, 2021