Form 10-K
period 2021-12-25
HENRY SCHEIN INC
filed 2022-02-15
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2021

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

YES: ☐ NO: ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq Global Select Market on June 26, 2021, was approximately $10,405,142,000.

As of February 7, 2022, there were 137,172,800 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 25, 2021) are incorporated by reference in Part III hereof.

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

With more than 89 years of experience distributing health care products, we have built a vast set of small, mid-sized and large customers in the dental and medical markets, serving more than one million customers worldwide across dental practices, laboratories, physician practices, and ambulatory surgery centers, as well as government, institutional health care clinics and other alternate care clinics.

We are headquartered in Melville, New York, employ more than 21,600 people (of which approximately 10,700 are based outside the United States) and have operations or affiliates in 32 countries and territories. Our broad global footprint has evolved over time through our organic success as well as through contribution from strategic acquisitions.

We offer a comprehensive selection of more than 120,000 branded products and Henry Schein private brand products in stock, as well as more than 180,000 additional products available as special-order items. Our infrastructure, including over 3.8 million square feet of space in 27 strategically located distribution centers around the world, enables us to historically provide rapid and accurate order fulfillment, better serve our customers and increase our operating efficiency. This infrastructure, together with broad product and service offerings at competitive prices, and a strong commitment to customer service, enables us to be a single source of supply for our customers’ needs.

We conduct our business through two reportable segments: (i) health care distribution and (ii) technology and value-added services. These segments offer different products and services to the same customer base. Our dental businesses serve office-based dental practitioners, dental laboratories, schools, government and other institutions. Our medical businesses serve physician offices, urgent care centers, ambulatory care sites, emergency medical technicians, dialysis centers, home health, federal and state governments and large enterprises, such as group practices and integrated delivery networks, among other providers across a wide range of specialties.

The health care distribution reportable segment, combining our global dental and medical businesses, distributes consumable products, dental specialty products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins. While our primary go-to-market strategy is in our capacity as a distributor, we also market and sell under our own private label portfolio of cost-effective, high-quality consumable merchandise products, and manufacture certain dental specialty products in the areas of implants, orthodontics and endodontics.

The technology and value-added services reportable segment provides software, technology and other value-added services to health care practitioners. Henry Schein One, the largest contributor of sales to this category, offers dental practice management solutions for dental and medical practitioners. In addition, we offer dentists and physicians a broad suite of electronic health records, integrated revenue cycle management, patient communication services including electronic marketing and web-site design, analytics and patient demand generation. Finally, our value-added practice solutions include practice consultancy, education, and the facilitation of financial service offerings (on a non-recourse basis) to help dentists and physicians operate and expand their business operations. We believe our hands-on consultative approach to provide solutions to support practice decision-making is a key differentiator for our business.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” herein for a discussion related to the COVID-19 pandemic and recent corporate transactions.

Industry

The global health care distribution industry, as it relates to office-based health care practitioners, is fragmented and diverse. The industry ranges from sole practitioners working out of relatively small offices to mid-sized and large group practices ranging in size from a few practitioners to several hundred practices owned or operated by dental support organizations (DSOs), medical group purchasing organizations (GPOs), hospital systems or integrated delivery networks (IDNs).

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

In addition, customer consolidation will likely lead to multiple locations under common management and the movement of more procedures from the hospital setting to the physician or alternate care setting as the health care industry is increasingly focused on efficiency and cost containment. This trend has benefited distributors capable of providing a broad array of products and services at low prices. It also has accelerated the growth of health maintenance organizations (“HMOs”), group practices, other managed care accounts and collective buying groups, which, in addition to their emphasis on obtaining products at competitive prices, tend to favor distributors capable of providing specialized management information support. We believe that the trend towards cost containment has the potential to favorably affect demand for technology solutions, including software, which can enhance the efficiency and facilitation of practice management.

Competition

The distribution and manufacture of health care supplies and equipment is highly competitive. Many of the health care products we sell are available to our customers from a number of suppliers. In addition, our competitors could obtain exclusive rights from manufacturers to market particular products. Manufacturers also could seek to sell directly to end-users, and thereby eliminate or reduce our role and that of other distributors. In certain parts of the dental end market, such as those related to dental specialty products, and medical end market manufacturers already sell directly to end customers.

In North America, we compete with other distributors, as well as several manufacturers, of dental and medical products, primarily on the basis of price, breadth of product line, e-commerce capabilities, customer service and value-added products and services. In the dental market, our primary competitors in the U.S. are the Patterson Dental division of Patterson Companies, Inc. and Benco Dental Supply Company. In addition, we compete against a number of other distributors that operate on a national, regional and local level. Our primary competitors in the U.S. medical market, which accounts for the large majority of our global medical sales, are McKesson Corporation and Medline Industries, Inc., which are national distributors. We also compete with a number of regional and local medical distributors, as well as a number of manufacturers that sell directly to physicians. With regard to our dental software, we compete against numerous companies, including the Patterson Dental division of Patterson Companies, Inc., Carestream Health, Inc., Open Dental Software, Inc., PlanetDDS LLC, Good Methods Global Inc. (d.b.a. CareStack) and Curve Dental, LLC. In other software end markets, including revenue cycle management, patient relationship management and patient demand generation, we compete with companies such as Vyne Therapeutics Inc., EDI-Health Group, Inc. (d.b.a. Dental X Change, Inc.), Weave Communications, Inc., Solutionreach, Inc., ZocDoc, Inc., LocalMed Inc. and Prosites Inc. The medical practice management and electronic medical records market is fragmented and we compete with numerous companies such as the NextGen division of Quality Systems, Inc., eClinicalWorks, Allscripts Healthcare Solutions, Inc. and Epic Systems Corporation.

Outside of the U.S., we believe we are the only global distributor of supplies and equipment to dental practices and our competitors are primarily local and regional companies. We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Proclinic SA, Lifco AB, Planmeca Oy and Billericay Dental Supply Co. Ltd., as well as a large number of other dental and medical product distributors and manufacturers in international countries and territories we serve.

Competitive Strengths

We have more than 89 years of experience in distributing products to health care practitioners resulting in strong awareness of the Henry Schein® brand. Our competitive strengths include:

A focus on meeting our customers’ unique needs. We are committed to providing customized solutions to our customers that are driven by our understanding of the end markets we serve and reflect the technology-driven products and services best suited for their practice needs. We are committed to continuing to enhance these offerings through organic investment in our products and our teams, as well as through the acquisition of new products and services that may help us better serve our customers.

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

• Marketing. During 2021, we marketed to existing and prospective office-based health care providers through a combination of owned, earned and paid digital channels, as well as through catalogs, flyers, direct mail and other promotional materials. Our strategies included an emphasis on educational content through webinars and content marketing initiatives. We continue to enhance our marketing technology to improve our targeting capability and the relevance of messaging and offers.

• Telesales. We support our direct marketing effort with approximately 2,100 inbound and outbound telesales representatives, who facilitate order processing, generate new sales through direct and frequent contact with customers and stay abreast of market developments and the hundreds of new products, services and technologies introduced each year to educate practice personnel.

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

Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:

• Consumable supplies and equipment. We distribute consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, dental specialty products, diagnostic tests, infection-control products and vitamins. We offer over 120,000 Stock Keeping Units, or SKUs, to our customers. We offer over 180,000 additional SKUs to our customers in the form of special order items. We also market and sell our own private label portfolio of cost-effective, high-quality consumable merchandise products and manufacture certain dental specialty products in the areas of implants, orthodontics and endodontics.

• Technology and other value-added products and services. We sell practice management, business analytics, patient engagement and patient demand creation software solutions to our dental customers. Our practice management solutions provide practitioners with electronic medical records, patient treatment history, analytics, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs, network and hardware services, e-commerce and electronic marketing services, sourcing third party patient payment plans, transition services and training and education programs for practitioners. We also sell medical software for practice management, certified electronic health records (“EHR”) and e-Prescribe medications and prescription solutions through MicroMD®. We have approximately 950 technical representatives supporting customers using our practice management solutions and services. As of December 25, 2021, we had an active user base of approximately 95,700 practices and 400,000 consumers, including users of AxiUm, Dentally®, Dentrix Ascend®, Dental Vision®, Dentrix® Dental Systems, Dentrix® Enterprise, Easy Dental®, EndoVision®, Evolution® and EXACT®, Gesden®, Jarvis Analytics™, Julie® Software, Oasis, OMSVision®, Orisline®, PBS Endo®, PerioVision®, Power Practice® Px, PowerDent, and Viive® and subscriptions for Demandforce®, Sesame, and Lighthouse360® for dental practices and DentalPlans.com® for dental patients; and MicroMD® for physician practices.

• Repair services. We have over 140 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our health care customers. Our over 2,175 technicians provide installation and repair services for: dental handpieces; dental and medical small equipment; table-top sterilizers and large dental equipment.

• Financial services. We offer our customers solutions in operating their practices more efficiently by providing access to a number of financial services and products provided by third party suppliers (including non-recourse financing for equipment, technology and software products, non-recourse practice financing for leasehold improvements, business debt consolidation and commercial real estate, non-recourse patient financing and credit card processing) at rates that we believe are generally lower than what our customers would be able to secure independently. We also provide staffing services, dental practice valuation and brokerage services.

Commitment to superior customer service. We maintain a strong commitment to providing superior customer service. We frequently monitor our customer service through customer surveys, focus groups and statistical reports. Our customer service policy primarily focuses on:

• Exceptional order fulfillment. We ship an average of approximately 156,000 cartons daily. Historically, approximately 99% of items have been shipped without back ordering and were shipped on the same business day the order is received. Due to the significant increase in demand for personal protective equipment (“PPE”), as a result of COVID-19, during the year ended December 25, 2021, approximately 96% of items ordered were shipped without back ordering. As the demand for PPE stabilizes, we expect our percentage of items shipped without back-ordering and shipped on the same day to return to historical levels.

• Comprehensive ordering process. Customers may place orders 24 hours a day, 7 days a week via e-commerce solutions, telephone, fax, e-mail and mail.

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

Cost-effective purchasing. We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitively priced provider of health care products. We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost. In 2021, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 30% and 4%, respectively, of our aggregate purchases.

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

Products and Services

The following table sets forth the percentage of consolidated net sales by principal categories of products and services offered through our health care distribution and technology and value-added services reportable segments:

	December 25,	December 26,	December 28,
	2021	2020	2019
Health care distribution:
Dental products (1)	60.8%	58.4%	64.2%
Medical products (2)	34.0	35.8	29.8
Total health care distribution	94.8	94.2	94.0
Technology and value-added services:
Software and related products and
other value-added products (3)	5.2	5.1	5.2
Total excluding Corporate TSA revenues	100.0	99.3	99.2
Corporate TSA revenues (4)	-	0.7	0.8
Total	100.0	100.0	100.0

(1) Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators, abrasives, dental chairs, delivery units and lights, X-ray supplies and equipment, PPE, equipment repair and high-tech and digital restoration equipment.

(2) Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment, PPE and vitamins.

(3) Consists of practice management software and other value-added products, which are distributed primarily to health care providers, and financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other services.

(4) Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which ended in December 2020. See Note-23 Related Party Transactions for further information.

Business Strategy

Our objective is to continue to expand as a global value-added provider of health care products and services to office-based dental and medical practitioners by increasing their efficiency and success. To accomplish this, we apply our competitive strengths in executing the following strategies:

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

• Leverage our value-added products and services. We continue to increase cross-selling efforts for key product lines utilizing a consultative selling process. In the dental business, we have significant cross-selling opportunities between our dental software users and our dental distribution customers. In the medical business, we have opportunities to expand our vaccine, injectables and other pharmaceuticals sales to health care practitioners, as well as cross-selling EHR systems and software when we sell our core products. Our strategy extends to providing health systems, integrated delivery networks and other large group and multi-site health care organizations, including physician clinics, these same value added products and services. As physicians and health systems closely align, we have increased access to opportunities for cross-marketing and selling our product and service portfolios.

• Pursue strategic acquisitions and joint ventures. Our acquisition strategy is focused on investments in companies that add new customers and sales teams, increase our geographic footprint (whether entering a new country, such as emerging markets, or building scale where we have already invested in businesses), and finally, those that enable us to access new products and technologies.

Markets Served

Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using health care services. According to the U.S. Census Bureau’s International Database, between 2021 and 2031, the 45 and older population is expected to grow by approximately 11%. Between 2021 and 2041, this age group is expected to grow by approximately 22%. This compares with expected total U.S. population growth rates of approximately 7% between 2021 and 2031 and approximately 12% between 2021 and 2041.

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

We support our dental and medical professionals through the many SKUs that we offer, as well as through important value-added services, including practice management software, electronic claims processing, financial services and continuing education, all designed to help maximize a practitioner’s efficiency.

Additionally, we seek to expand our dental full-service model and medical offerings in countries where opportunities exist. We do this through both direct sales and by partnering with local distribution companies.

For information on revenues and long-lived assets by geographic area, see Note 3 – Segment and Geographic Data of “Notes to Consolidated Financial Statements.”

Seasonality and Other Factors Affecting Our Business and Quarterly Results

We experience fluctuations in quarterly earnings. As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

Our business is subject to seasonal and other quarterly fluctuations. Sales and profitability generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine) purchasing patterns of office-based health care practitioners for certain products (including equipment and software) and year-end promotions. Sales and profitability may also be impacted by the timing of certain annual and biennial dental tradeshows where equipment promotions are offered. In addition, some dental practices delay equipment purchases in the U.S. until year-end due to tax incentives. We expect our historical seasonality of sales to continue in the foreseeable future.

Governmental Regulations

We strive to be compliant with the applicable laws, regulations and guidance described below, and believe we have effective compliance programs and other controls in place to ensure substantial compliance. However, compliance is not guaranteed either now or in the future, as certain laws, regulations and guidance may be subject to varying and evolving interpretations that could affect our ability to comply, as well as future changes, additions and enforcement approaches, including political changes. President Biden’s administration (the “Biden Administration”) has indicated that it will be more aggressive in its pursuit of alleged violations of law, and it has revoked certain guidance that would have limited governmental use of informal agency guidance to pursue potential violations, as well as that it was more prepared to pursue individuals for corporate law violations, including an aggressive approach to anti-corruption activities. Changes to applicable laws, regulations and guidance described below, as well as related administrative or judicial interpretations, may require us to update or revise our operations, services, marketing practices and compliance programs and controls, and may impose additional and unforeseen costs on us, pose new or previously immaterial risks to us, or may otherwise have a material adverse effect on our business.

Government

Certain of our businesses involve the distribution, importation, exportation, marketing and sale of, and third party payment for, pharmaceuticals and medical devices, and in this regard, we are subject to extensive local, state, federal and foreign governmental laws and regulations, including as applicable to our wholesale distribution of pharmaceuticals and medical devices, and as part of our specialty home medical supply business that distributes and sells medical equipment and supplies directly to patients. The federal government and state governments have also increased enforcement activity in the health care sector, particularly in areas of fraud and abuse, anti-bribery and corruption, controlled substances handling, medical device regulations and data privacy and security standards.

Government and private insurance programs fund a large portion of the total cost of medical care, and there have been efforts to limit such private and government insurance programs, including efforts, thus far unsuccessful, to seek repeal of the entire United States Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, (as amended, the “ACA”). In addition, activities to control medical costs, including laws and regulations lowering reimbursement rates for pharmaceuticals, medical devices and/or medical treatments or services, are ongoing. Many of these laws and regulations are subject to change and their evolving implementation may impact our operations and our financial performance.

Our businesses are also generally subject to numerous other laws and regulations that could impact our financial performance, including securities, antitrust, consumer protection, anti-bribery and anti-kickback, customer interaction transparency, data privacy, data security, government contracting, price gouging and other laws and regulations.

Failure to comply with laws, rules or regulations could have a material adverse effect on our business.

Operating, Security and Licensure Standards

Certain of our businesses are subject to local, state and federal governmental laws and regulations relating to the distribution of pharmaceuticals and medical devices and supplies. Among the United States federal laws applicable to us are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended (“FDC Act”), and Section 361 of the Public Health Service Act, as well as laws regulating the billing of and reimbursement from government programs, such as Medicare and Medicaid, and from commercial payers. We are also subject to comparable foreign regulations.

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

The Federal Drug Quality and Security Act of 2013 brought about significant changes with respect to pharmaceutical supply chain requirements. Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), is being phased in over a period of ten years, and is intended to build a national electronic, interoperable system by November 27, 2023, that will identify and trace certain prescription drugs as they are distributed in the United States. The law’s track and trace requirements applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs took effect in January 2015, and continues to be implemented. The DSCSA product tracing requirements replace the former FDA drug pedigree requirements and pre-empt certain state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.

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

The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique device identification (“UDI”) system. The UDI rule phased in the implementation of the UDI regulations, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices. Most compliance dates were reached as of September 24, 2018, with a final set of requirements for low risk devices being reached on September 24, 2022, which will complete the phase in. However, in May 2021, the FDA issued an enforcement policy stating that it does not intend to object to the use of legacy identification numbers on device labels and packages for finished devices manufactured and labeled prior to September 24, 2023. The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices (including, but not limited to, certain software that qualifies as a medical device under FDA rules), and to directly mark certain devices with UDIs. The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database. The UDI regulations and subsequent FDA guidance regarding the UDI requirements provide for certain exceptions, alternatives and time extensions. For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping requirements and complaint files). Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label and include certain of our businesses.

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

EU Regulation of Medicinal and Dental Products

European Union (“EU”) member states regulate their own healthcare systems, as does EU law. The latter regulates certain matters, most notably medicinal products and medical devices. Medicinal products are defined, broadly, as substances or combinations of substances having certain functionalities and may not include medical devices. EU “regulations” apply in all Member States, whereas “directives” are implemented by the individual laws of member states.

On medicines for humans, we are regulated under Directive No. 2001/83/EC of 6 November 2001, as amended by Directive 2003/63/EC of 25 June 2003, and EU Regulation (EC) No. 726/2004 of 31 March 2004. These rules provide for the authorization of products, and regulate their manufacture, importation, marketing and distribution. It implements requirements which may be implemented without warning, as well as a national pharmacovigilance system under which marketing authorizations may be withdrawn, and includes potential sanctions for breaches of the rules, and on other bases such as harmfulness or inefficiency.

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

In the EU, the EU Medical Device Regulation No. 2017/745 of 5 April 2017 (“EU MDR”) covers a wide scope of our activities, from dental material to X-ray machines, and certain software. It was meant to become applicable three years after publication (i.e., May 26, 2020). However, on April 23, 2020, to allow European Economic Area (“EEA”) national authorities, notified bodies, manufacturers and other actors to focus fully on urgent priorities related to the COVID-19 pandemic, the European Council and Parliament adopted Regulation 2020/561, postponing the date of application of the EU MDR by one year (to May 26, 2021).

The EU MDR significantly modifies and intensifies the regulatory compliance requirements for the medical device industry as a whole. Among other things, the EU MDR:

• strengthens the rules on placing devices on the market and reinforces surveillance once they are available;

• establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

• improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

• sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU;

• strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market; and

• identifies importers and distributors and medical device products through registration in a database (EUDAMED not due until May 26, 2022 and after).

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

Other EU regulations that may apply under appropriate circumstances include EU Regulation No. 1907/2006 of 18 December 2006 concerning the Registration, Evaluation, Authorisation and Restriction of Chemicals, which requires importers to register substances or mixtures that they import in the EU beyond certain quantities, and the EU Regulation No. 1272/2008 of 16 December 2008 on classification, labelling and packaging of substances and mixtures, which sets various obligations with respect to the labelling and packaging of concerned substances and mixtures.

Furthermore, compliance with legal requirements has required and may in the future require us to delay product release, sale or distribution, or institute voluntary recalls of, or other corrective action with respect, to products we sell, each of which could result in regulatory and enforcement actions, financial losses and potential reputational harm. Our customers are also subject to significant federal, state, local and foreign governmental regulation, which may affect our interactions with customers, including the design and functionality of our products.

Certain of our businesses are subject to various additional federal, state, local and foreign laws and regulations, including with respect to the sale, transportation, storage, handling and disposal of hazardous or potentially hazardous substances, and safe working conditions. In addition, certain of our businesses must operate in compliance with a variety of burdensome and complex billing and record-keeping requirements in order to substantiate claims for payment under federal, state and commercial healthcare reimbursement programs. One of these businesses was recently suspended by CMS from receiving payments from Medicare, although it is permitted to continue to perform and bill for Medicare services. The amounts billed are being deposited in an escrow account pending resolution of an audit. The Company has not recognized revenue for these services and has currently deferred slightly over $4 million in revenue.

Certain of our businesses also maintain contracts with governmental agencies and are subject to certain regulatory requirements specific to government contractors.

Antitrust and Consumer Protection

The federal government of the United States, most U.S. states and many foreign countries have antitrust laws that prohibit certain types of conduct deemed to be anti-competitive, as well as consumer protection laws that seek to protect consumers from improper business practices. At the U.S. federal level, the Federal Trade Commission oversees enforcement of these types of laws, and states have similar government agencies. Violations of antitrust or consumer protection laws may result in various sanctions, including criminal and civil penalties. Private plaintiffs may also bring civil lawsuits against us in the United States for alleged antitrust law violations, including claims for treble damages. EU law also regulates competition and provides for detailed rules protecting consumers. The Biden Administration has indicated increased antitrust enforcement and has been more aggressive in enforcement activities.

Health Care Fraud

Certain of our businesses are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for, or recommending ordering, purchasing or leasing of, items or services that are paid for by federal, state and other health care payers and programs. Certain additional state and federal laws, such as the federal Physician Self-Referral Law, commonly known as the “Stark Law,” prohibit physicians and other health professionals from referring a patient to an entity with which the physician (or family member) has a financial relationship, for the furnishing of certain designated health services (for example, durable medical equipment and medical supplies), unless an exception applies. Violations of Anti-Kickback Statutes or the Stark Law may be enforced as violations of the federal False Claims Act.

The fraud and abuse laws and regulations have been subject to heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under applicable false claims laws, and who may receive up to 30% of total government recoveries. Penalties under fraud and abuse laws may be severe, including treble damages and substantial civil penalties under the federal False Claims Act, as well as potential loss of licenses and the ability to participate in federal and state health care programs, criminal penalties, or imposition of a corporate compliance monitor which could have a material adverse effect on our business. Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. Most states have adopted similar state false claims laws, and these state laws have their own penalties, which may be in addition to federal False Claims Act penalties, as well as other fraud and abuse laws.

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

Affordable Care Act and Other Insurance Reform

The ACA increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage. The ACA also materially expanded the number of individuals in the United States with health insurance.

The ACA has faced frequent legal challenges, including litigation seeking to invalidate and Congressional action seeking to repeal some of or all of the law or the manner in which it has been implemented. In 2012, the United States Supreme Court, in upholding the constitutionality of the ACA and its individual mandate provision requiring that people buy health insurance or else face a penalty, simultaneously limited ACA provisions requiring Medicaid expansion, making such expansion a state-by-state decision. In addition, one of the major political parties in the United States remains committed to seeking the ACA’s legislative repeal, but legislative efforts to do so have previously failed to pass both chambers of Congress. Under President Trump’s administration, a number of administrative actions were taken to materially weaken the ACA, including, without limitation, by permitting the use of less robust plans with lower coverage and eliminating “premium support” for insurers providing policies under the ACA. The Tax Cuts and Jobs Act enacted in 2017, which contains a broad range of tax reform provisions that impact the individual and corporate tax rates, international tax provisions, income tax add-back provisions and deductions, also effectively repealed the ACA’s individual mandate by zeroing out the penalty for non-compliance. In the most recent ACA litigation, the federal Fifth Circuit Court of Appeals found the individual mandate to be unconstitutional, and returned the case to the District Court for the Northern District of Texas for consideration of whether the remainder of the ACA could survive the excision of the individual mandate. The Fifth Circuit’s decision was appealed to the United States Supreme Court. The Supreme Court issued a decision on June 17, 2021. Without reaching the merits of the case, the Supreme Court held that the plaintiffs in the case did not have standing to challenge the ACA. Any outcomes of future cases that change the ACA, in addition to future legislation, regulation, guidance and/or Executive Orders that do the same, could have a significant impact on the U.S. healthcare industry. For instance, the American Rescue Plan Act of 2021 enhanced premium tax credits, which has resulted in an expansion of the number of people covered under the ACA. These changes are time-limited, with some enhancements in place for 2021 only and others available through the end of 2022.

An ACA provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program (the “Sunshine Act”), imposes annual reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain covered recipients (including physicians, dentists, teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthesiologist assistants, and certified nurse midwives), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by covered recipients in the reporting entity. The Centers for Medicare and Medicaid Services (“CMS”) publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist, teaching hospital, and non-physician practitioner identities. The Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may be required to report under certain state transparency laws that address circumstances not covered by the Sunshine Act, and some of these state laws, as well as the federal law, can be unclear. We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.

In the United States, government actions to seek to increase health-related price transparency may also affect our business.

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, established a new payment framework, which modified certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners. Under MACRA, certain eligible clinicians are required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models, through which Medicare reimbursement to eligible clinicians includes both positive and negative payment adjustments that take into account quality, promoting interoperability, cost and improvement activities. Data collected in the first MIPS performance year (2017) determined payment adjustments that began January 1, 2019. MACRA standards and payment levels continue to evolve, and reflect a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations. The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace. New state-level payment and delivery system reform programs, including those modeled after such federal programs, are also increasingly being rolled out through Medicaid administrators, as well as through the private sector, which may further alter the marketplace and impact our business.

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

EU Directive on the pricing and reimbursement of medicinal products

EU law provides for the regulation of the pricing of medicinal products which are implemented by EU member states (Directive No. 89/105/EC of 21 December 1988 relating to the transparency of measures regulating the pricing of medicinal products for human use and their inclusion in the scope of national health insurance systems). Member states may, subject notably to transparency conditions and to the statement of reasons based upon objective and verifiable criteria, regulate the price charged (or its increases) for authorized medicines and their level of reimbursement, or they may freeze prices, place controls on the profitability of persons responsible for placing medicinal products on the market, and include or exclude the medicine on the list of products covered by national health insurance systems.

EU law does not expressly include provisions like those of the Sunshine Act in the United States, but a growing number of EU member states (such as France since 2011) have enacted laws to increase the transparency of relationships in the healthcare sector. The scope of these laws varies from one member state to another and may, for example, include the relations between healthcare industry players and physicians or their associations, students preparing for medical professions or their associations, teachers, health establishments or publishers of prescription and dispensing assistance software.

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

In addition, our businesses that involve physician and dental practice management products, and our specialty home medical supply business, include electronic information technology systems that store and process personal health, clinical, financial and other sensitive information of individuals. These information technology systems may be vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack, which could require us to expend significant resources to eliminate these problems and address related security concerns and could involve claims against us by private parties and/or governmental agencies. For example, we are directly or indirectly subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and security of personal information, such as the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Consumer Protection Act of 1991, Section 5 of the Federal Trade Commission Act, the California Privacy Act (“CCPA”), and the California Privacy Rights Act (“CPRA”) that becomes effective on January 1, 2023. Laws and regulations relating to privacy and data protection are continually evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. Our businesses’ failure to comply with these laws and regulations could expose us to breach of contract claims, substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation. Also, evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products to reflect these legal requirements, which could have a material adverse effect on our operations.

Also, the European Parliament and the Council of the EU adopted the pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increased privacy rights for individuals in the EU or EEA (“Data Subjects”), including individuals who are our customers, suppliers and employees. The GDPR extended the scope of responsibilities for data controllers and data processors, and generally imposes increased requirements and potential penalties on companies, such as us, that offer goods or services to Data Subjects or monitor their behavior (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues, and Data Subjects may seek damages. Member states may individually impose additional requirements and penalties regarding certain matters, such as employee personal data. With respect to the personal data it protects, the GDPR requires, among other things, company accountability, consents from Data Subjects or other acceptable legal basis to process the personal data, breach notifications within 72 hours, data integrity and security, and fairness and transparency regarding the storage, use or other processing of the personal data. The GDPR also provides rights to Data Subjects relating notably to information, access, modification, erasure and transporting of the personal data.

On August 20, 2021, China promulgated the PRC Personal Information Protection Law (“PIPL”), which took effect on November 1, 2021. The PIPL imposes specific rules for processing personal information and it also specifies that the law shall also apply to personal information activities carried out outside China but for the purpose of providing products or services to PRC citizens. Any non-compliance with these laws and regulations may subject us to fines, orders to rectify or terminate any actions that are deemed illegal by regulatory authorities, other penalties, as well as reputational damage or legal proceedings against us, which may affect our business, financial condition or results of operations. The PIPL carries maximum penalties of CNY50 million or 5% of the annual revenue of entities that process personal data.

In the United States, the CCPA, which increases the privacy protections afforded California residents, became effective January 1, 2020. The CCPA generally requires companies, such as us, to institute additional protections regarding the collection, use and disclosure of certain personal information of California residents. Compliance with the new obligations imposed by the CCPA depends in part on how particular regulators interpret and apply them. Regulations were released in August of 2020, but there remains some uncertainty about how the CCPA will be interpreted by the courts and enforced by the regulators. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties and litigation, any of which may negatively impact our reputation, require us to expend significant resources, and harm our business. Furthermore, California voters approved the CPRA on November 3, 2020, which will amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal information, and creating a new state agency to enforce the CCPA and the CPRA. The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022.

Other states, as well as the federal government, have increasingly considered the adoption of similarly expansive personal privacy laws, backed by significant civil penalties for non-compliance. Virginia and Colorado were both successful in passing privacy legislation in 2021, becoming effective on January 1, 2023 and July 1, 2023 respectively. While we believe we have substantially compliant programs and controls in place to comply with the GDPR, CCPA, PIPL, and CPRA requirements, our compliance with data privacy and cybersecurity laws is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

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

Various federal initiatives involve the adoption and use by health care providers of certain electronic health care records systems and processes. The initiatives include, among others, programs that incentivize physicians and dentists, through MIPS, to use EHR technology in accordance with certain evolving requirements, including regarding quality, promoting interoperability, cost and improvement activities. Qualification for the MIPS incentive payments requires the use of EHRs that are certified as having certain capabilities designated in evolving standards adopted by CMS and the Office of the National Coordinator for Health Information Technology of HHS (“ONC”). Certain of our businesses involve the manufacture and sale of such certified EHR systems and other products linked to government supported incentive programs. In order to maintain certification of our EHR products, we must satisfy these changing governmental standards. If any of our EHR systems do not meet these standards, yet have been relied upon by health care providers to receive federal incentive payments, we may be exposed to risk, such as under federal health care fraud and abuse laws, including the False Claims Act.

Moreover, in order to satisfy our customers, and comply with evolving legal requirements, our products may need to incorporate increasingly complex functionality, such as with respect to reporting and information blocking. Although we believe we are positioned to accomplish this, the effort may involve increased costs, and our failure to implement product modifications, or otherwise satisfy applicable standards, could have a material adverse effect on our business.

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

While we believe that we are substantially compliant with the foregoing laws and regulations promulgated thereunder and possess all material permits and licenses required for the conduct of our business, there can be no assurance that laws and regulations that impact our business or laws and regulations as they apply to our customers’ practices will not have a material adverse effect on our business.

See “Item 1A. Risk Factors.” for a discussion of additional burdens, risks and regulatory developments that may affect our results of operations and financial condition.

Proprietary Rights

We hold trademarks relating to the “Henry Schein®” name and logo, as well as certain other trademarks. We intend to protect our trademarks to the fullest extent practicable.

Employees and Human Capital

At Henry Schein, our employees are our greatest asset. We employ more than 21,600 full-time equivalent employees, including approximately 2,100 telesales representatives, over 3,450 field sales consultants, including equipment sales specialists, 2,175 installation and repair technicians, 3,750 warehouse employees, 950 computer programmers and technicians, 825 management employees and 8,400 office, clerical and administrative employees. Approximately 50% of our workforce is based in the United States and approximately 50% is based outside of the United States. Approximately 13% of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are excellent.

We refer to our employees as Team Schein Members, or “TSMs.” Our TSMs are the cornerstone of the Company. Our success is built on the engagement and commitment of our team, which is dedicated to meeting the needs of our customers, supplier partners, fellow TSMs, stockholders and society. We are committed to supporting the personal and professional development of our TSMs, as well as providing competitive benefits and a safe, inclusive workplace, and believe that these measures help us to retain our TSMs and attract new TSMs. As part of this commitment, among other things we:

• Maintain a strong collaborative workplace culture. We believe our TSMs’ ability to effectively communicate and cooperate across functional and departmental teams positively impacts our performance. Each TSM’s performance is evaluated annually, based on a measure of Team Schein values. Our team’s performance as a whole is evaluated via a culture survey, conducted every two years, distributed to all TSMs, which, among other things, addresses collaboration. The results from our global culture surveys are reviewed by senior leaders, reported to the Board of Directors and used to implement programs and processes designed to further enhance our culture. Our most recent results in 2021 showed a meaningful increase in our collaboration scores from our prior survey. We are currently in the process of further developing our collaborative culture by, among other things, strengthening our existing commitment to diversity and inclusion, as further described below.

• Are committed to enhancing our Diversity and Inclusion (“D&I”) initiatives. We believe a diverse workforce fosters innovation and cultivates an environment filled with unique perspectives. As a result, D&I helps us meet the needs of customers around the world and provide our TSMs an inclusive environment that encourages them to be their authentic selves. We collect feedback through hosting roundtables where our senior leaders actively listen to our TSMs on topics related to D&I, and the insights learned are used to guide our efforts to support a diverse and inclusive environment. We measure our success in D&I through, among other things, our global culture survey, where results in 2021 showed D&I is our top strength out of 14 focus areas. To guide our efforts and education related to D&I, our Diversity and Inclusion Council, with engagement from our Board of Directors and Executive Management Committee, drives the Company’s overall D&I strategy. We continue to enhance our D&I learning journey, educating global managers on key D&I topics including unconscious bias, leading inclusively, privilege and equity. We also continue to educate our global TSMs on the importance of D&I. Additionally, we promote engagement by utilizing our Employee Resource Groups (“ERGs”) as an inclusive and diverse vehicle for all TSMs to share, connect, learn and develop both personally and professionally. Each of our ERGs has a sponsor from our Executive Management Committee and our Board of Directors and our CEO engages directly in many of our ERG programs. We believe that these efforts will serve as a critical steppingstone as we continue to strengthen our D&I initiatives in an effort to meet the evolving needs of our customers, supplier partners, TSMs, stockholders and society.

• Strive to create a culture of wellness. In 2020, we launched a Mental Wellness Committee with a mission to empower every TSM to be their best self, mentally, emotionally and physically. The Committee provides resources, guidance and support, and works across our businesses to establish enhanced workplace norms to help improve and preserve our TSMs’ wellness. We actively engage leadership, including our CEO, Executive Management Committee, Board of Directors, and TSMs alike in conversations around the importance of wellness in the workplace. Our Mental Wellness Committee’s four main areas of focus include (i) culture (with a focus to create recommendations and rules of engagement to prioritize wellness), (ii) education (with a focus to ensure we are delivering relevant education sessions around the importance of mental wellness), (iii) resources (to ensure we are continuously reviewing the resources available to support our TSMs’ wellbeing and ensure they are easily accessible on an internal microsite), and (iv) communications (to help remove the stigma around mental health and raise awareness of the importance of wellness as a whole).

• Are committed to the professional development of our TSMs. Personal and professional development of our TSMs is important to us. As such, we invest in our employees by providing both formal and informal learning opportunities that are focused on growing and enhancing knowledge, skills and abilities. TSMs globally are offered a broad suite of professional development training programs targeted to specific learning opportunities based on their current and potential future role within the Company. We also offer over 50 organizational and development training courses designed to aid in the overall development and advancement of skills and competencies to enable organizational success. Executive education and mentorship and coaching programs also form an important part of our development and career support initiatives. Additionally, we measure growth and development as part of our global culture survey, where results in 2021 showed a meaningful increase in our score from our prior survey with respect to our work to foster the professional growth of our TSMs.

• Support talent development and succession planning. Talent planning efforts are an integral part of our commitment to ensure a strong leadership pipeline across the organization. Through a formal global process, we strategically identify and develop talent leads through targeted development opportunities and intentional succession plans. We continuously identify a group of potential management successors as part of our succession planning process. Information derived from talent planning efforts informs curriculum design and content to help focus on the right capabilities and help ensure alignment of career development efforts with the future needs of the organization. Our Board of Directors is provided with periodic updates regarding our talent and succession planning efforts, participates in professional development activities with our TSMs and receives formal documentation on these topics annually.

• Support TSM health and safety. We offer competitive health and wellness programs and other benefits to eligible TSMs. In addition to employee health and wellness benefits, we are committed to providing a safe and secure work environment for all TSMs. In connection with the COVID-19 pandemic, we continue to update our policies and procedures, as appropriate, to implement health and safety protocols to help protect our TSMs and customers. While TSMs at our manufacturing and distribution facilities, as well as field sales consultants and equipment service technicians, have continued to work onsite or in the field to provide vital services to our customers, most TSMs in administrative office-based functions have effectively worked remotely since the start of the pandemic. We continue to stay up-to-date with the federal, state and local mandates, and CDC and WHO guidelines to help ensure we are implementing proper health and safety protocols for all TSMs. We communicate such updates to our TSMs. The team also continues to hold virtual Global Town Halls for all TSMs to focus on critical business updates.

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

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman	72	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin	69	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski	68	Vice Chairman, President, Director
David Brous	53	Chief Executive Officer, Strategic Business Group
Brad Connett	63	Chief Executive Officer, North American Distribution Group
Michael S. Ettinger	60	Senior Vice President, Corporate & Legal Affairs and Chief of Staff, Secretary
Lorelei McGlynn	58	Senior Vice President, Chief Human Resources Officer
Mark E. Mlotek	66	Executive Vice President, Chief Strategic Officer, Director
Steven Paladino	64	Executive Vice President, Chief Financial Officer, Director
Walter Siegel	62	Senior Vice President and Chief Legal Officer

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

David Brous has been our Chief Executive Officer, Strategic Business Group since 2021. Mr. Brous joined us in 2002 and has held many positions within the organization, including President, Strategic Business Units Group and Asia Pacific & Brazil Dental, leading and managing the Corporate Business Development Group and the International Healthcare Group (managing our International Animal Health business, International Medical business and Australia / New Zealand Dental business).

Brad Connett has been our Chief Executive Officer, North American Distribution Group since 2021. Previously Mr. Connett was the President of our U.S. Medical Group from 2018 to 2021. Mr. Connett joined us in 1997 and has held a number of roles of increasing responsibility at the Company. Throughout his career, he has received numerous industry honors, including the John F. Sasen Leadership Award from the Health Industry Distributors Association (HIDA), in recognition of his service to the industry, and induction into the Medical Distribution Hall of Fame by Repertoire Magazine.

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

Lorelei McGlynn has been our Senior Vice President, Chief Human Resources Officer since 2013. Since joining us in 1999, Ms. McGlynn has served as Vice President, Global Human Resources and Financial Operations from 2008 to 2013, Chief Financial Officer, International Group and Vice President of Global Financial Operations from 2002 to 2008 and Vice President, Finance, North America from 1999 to 2002. Prior to joining us, Ms. McGlynn served as Assistant Vice President of Finance at Adecco Corporation.

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

Steven Paladino has been our Executive Vice President and Chief Financial Officer since 2000. Prior to holding his current position, Mr. Paladino was Senior Vice President and Chief Financial Officer from 1993 to 2000 and has been a director since 1992. From 1990 to 1992, Mr. Paladino served as Vice President and Treasurer and from 1987 to 1990 served as Corporate Controller. Before joining us, Mr. Paladino was employed in public accounting for seven years, most recently with the international accounting firm of BDO USA, LLP. Mr. Paladino is a certified public accountant. On January 5, 2022, the Company announced that Mr. Paladino will retire as Executive Vice President and Chief Financial Officer of the Company, effective April 29, 2022. Mr. Paladino will remain as a member of the Company’s Board of Directors, and is expected to stand for reelection at the Company’s annual meeting of stockholders to be held in May of 2022. Mr. Paladino will advise the Company as a consultant following his retirement.

Walter Siegel has been our Senior Vice President and Chief Legal Officer since 2021. Previously, Mr. Siegel was our Senior Vice President and General Counsel from 2013 until 2021. Prior to joining us, Mr. Siegel was employed with Standard Microsystems Corporation, a publicly traded global semiconductor company from 2005 to 2012, holding positions of increasing responsibility, most recently as Senior Vice President, General Counsel and Secretary.

Other Executive Management

The following table sets forth certain information regarding other Executive Management:

Name	Age	Position

Andrea Albertini	51	President, International Distribution Group
James Mullins	57	Senior Vice President, Global Supply Chain
Kelly Murphy	41	Senior Vice President and General Counsel
Christopher Pendergast	59	Senior Vice President and Chief Technology Officer
Michael Racioppi	67	Senior Vice President, Chief Merchandising Officer
Ronald N. South	60	Vice President, Corporate Finance and Chief Accounting Officer
René Willi, Ph.D.	54	Chief Executive Officer, Global Oral Reconstruction Group

Andrea Albertini has been President, International Distribution Group since 2021. Mr. Albertini joined us in 2013 and has held several positions within the organization including President of our EMEA Dental Distribution Group, and Vice-President of International Dental Equipment. Prior to joining Henry Schein, Mr. Albertini held leadership positions at Cefla Dental Group and Castellini.

James Mullins has been our Senior Vice President of Global Supply Chain since 2018. Mr. Mullins joined us in 1988 and has held a number of key positions with increasing responsibility, including Global Chief Customer Service Officer.

Kelly Murphy has been our Senior Vice President and General Counsel since 2021. Since joining us in 2011, Ms. Murphy has held several key positions of increasing responsibility within the legal function, most recently serving as Deputy General Counsel.

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

Ronald N. South has been our Vice President, Corporate Finance and Chief Accounting Officer since 2013. Prior to joining us in 2008 as our Vice President, Corporate Finance, Mr. South held leadership roles at Bristol-Myers Squibb, where he served as Vice President, Finance, for the Cardiovascular and Metabolic business lines, as well as Vice President, Controller, for its U.S. Pharmaceutical Division, and Vice President, Corporate General Auditor. Prior to Bristol-Myers Squibb, he served as North American Director of Corporate Audit at PepsiCo, and held several roles of increasing responsibility with PricewaterhouseCoopers LLP, where he advised clients located in the United States, Europe, and Latin America. Mr. South is a certified public accountant. On January 4, 2022, the Company’s Board of Directors appointed Mr. South to succeed Mr. Paladino as Senior Vice President and Chief Financial Officer of the Company, effective upon Mr. Paladino’s retirement on April 29, 2022, and Mr. South will replace Mr. Paladino as the Company’s principal financial officer and principal accounting officer.

René Willi, Ph.D. has been our Chief Executive Officer, Global Oral Reconstruction Group since 2021. Previously, Dr. Willi was the President of our Global Dental Surgical Group. Prior to joining Henry Schein, Dr. Willi held senior level roles with Institut Straumann AG as Executive Vice President, Surgical Business Unit from 2005 to 2013. Prior to Straumann, he held roles of increasing responsibility in Medtronic Plc’s cardiovascular division from 2003 to 2005 and with McKinsey & Company as a management consultant from 2000 to 2003.

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

COMPANY RISKS

Our business, results of operations, cash flows, financial condition and liquidity may be negatively impacted by the effects of disease outbreaks, epidemics, pandemics, or similar wide-spread public health concerns and other natural disasters. The COVID-19 pandemic and the responses of governments to it had, and may again have, a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity.

Our business, results of operations, cash flows, financial condition and liquidity may be negatively impacted by the effects of disease outbreaks, epidemics, pandemics, similar wide-spread public health concerns and other natural disasters. The COVID-19 pandemic has had, and continues to have, an unprecedented impact on society, worldwide economic activity, and the health care sector (particularly, the dental market). As a global healthcare solutions company, the COVID-19 pandemic and the governmental responses to it had, and may again have, a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. Even after the COVID-19 pandemic has begun to subside, we may again experience material adverse impacts to our business, results of operations and cash flows as a result of, among other things, its global economic impact, including any recession that may occur in the future, or a prolonged period of economic slowdown or the reluctance of patients to return for elective dental or medical care. The impacts and potential impacts from the COVID-19 pandemic include, but are not limited to:

• Significant volatility in supply, demand and selling prices for personal protective equipment (PPE), COVID-19 tests and other COVID-19 related products. Available supply, customer demand and selling prices for PPE, COVID-19 tests and other COVID-19 related products fluctuated in fiscal 2021 and we expect such volatility to continue for the duration of the COVID-19 pandemic. This has resulted in inventory reserves, fluctuating margins and increased revenue related to such products. Although we have experienced significant growth in sales volumes for PPE, COVID-19 tests and other COVID-19 related products during the COVID-19 pandemic, there can be no assurance that such growth in sales volumes will be maintained during or following the COVID-19 pandemic. Our estimates for supply, demand and selling prices are inherently uncertain and if supply, demand, selling prices or other market dynamics significantly fluctuate in the future beyond our current assumptions, additional inventory reserves may be required, margins may be reduced and/or revenue may decline for such products, each which could materially adversely impact our business, results of operations and cash flows. Additionally, governmental policies designed to reduce the transmission of COVID-19 and variants thereof could once again lead to the closure of dental offices or deferral of elective procedures and wellness exams by medical and dental patients. Such previous closures and restrictions impacted our customers’ spending with us and had, and if reinstated may again have, a material adverse effect on our business, results of operations and cash flows. Although we believe that most practices currently are able to access adequate supply, we still may be unable to supply our customers with the specific brand and/or quantity of certain PPE products, COVID-19 tests and other COVID-19 related products they demand, which may lead to our customers seeking alternative sources of supply. Healthcare professionals’ inability to obtain a sufficient quantity and/or brand of certain PPE, COVID-19 tests and other COVID-19 related products would adversely impact our business, results of operations and cash flows, and could materially adversely affect our financial condition and liquidity;

• Reduction in Peoples’ Ability and Willingness to be in Public. Restrictions recommended by several public health organizations, and implemented, from time to time, by federal, state and local governments, to slow and limit the transmission of COVID-19 and variants thereof has caused and may in the future cause some people to be less willing to go to elective medical and dental appointments, which could again materially adversely affect demand for our products. A lengthened period of materially suppressed demand could again cause material adverse impacts on our business, results of operations and cash flows and could materially adversely affect our financial condition and liquidity;

• Potential delays in customer payments, or defaults on our customer credit arrangements. We generally sell products to customers with payment terms. If customers’ cash flows or operating and financial performance deteriorate due to the impact of the COVID-19 pandemic, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us. Likewise, for similar reasons, suppliers may restrict credit or impose more stringent payment terms. The inability of current and/or potential customers to pay us for our products and/or services or any demands by suppliers for more stringent payment terms may materially adversely affect our business, results of operations, cash flows, financial condition and liquidity and may limit the amounts we can borrow under our trade accounts receivable securitization;

• Impact on third parties’ ability to meet their obligations to us; impact on our ability to meet obligations to third parties. Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors (including third-party shippers), joint venture partners and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, travel restrictions and border closures and/or other domestic and global supply chain disruptions, may materially adversely affect our business, results of operations, cash flows, financial condition and liquidity. Certain of our contracts with supply partners contain minimum purchase requirements or include rebate provisions if we satisfy certain sales or purchasing targets that, in certain cases we have not been able to satisfy and in other cases we may not be able to fully satisfy, due to the impact of the COVID-19 pandemic. Our failure to satisfy such contractual provisions or renegotiate more favorable terms could materially adversely affect our business, results of operations and cash flows;

• Negative impact on our workforce and impact of adapted business practices. The spread of COVID-19 and variants thereof caused us to modify our business practices (including employee travel, employee work locations, and physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or our customers or that we determine are in the best interests of our employees. As the COVID-19 pandemic continues to unfold, we will continue to evaluate appropriate actions for our business. Many of our employees shifted abruptly to working remotely and our office-based workers who are able to work from home continue to do so. An extended period of modified business practices and remote work arrangements could have a negative impact on employee morale, strain our business continuity plans, introduce operational risk (including but not limited to cybersecurity risks), and impair our ability to efficiently operate our business;

• Significant changes in political conditions. Significant changes in political conditions in markets in which we purchase and distribute our products have occurred and are expected to continue at least during the pendency of the pandemic, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise constrain the operations of our business partners, suppliers or customers, which may materially adversely affect our business, results of operations, cash flows, financial condition and liquidity;

• Potential impact on our ability to meet obligations under credit facilities. An extended negative impact from the COVID-19 pandemic on our business, results of operations, cash flows, financial condition and liquidity could impact our ability to meet our obligations under credit facilities or outstanding long term debt, which contain maximum leverage ratios, and customary representations, warranties and affirmative covenants;

• Volatility in the financial markets. Volatility in the financial markets may materially adversely affect the availability and cost of credit to us;

• Refocusing management resources to mitigate effects of the COVID-19 pandemic. Our management is focused on mitigating the effects of the COVID-19 pandemic, which has required, and may continue to require for the duration of the pandemic, a large investment of time and resources across the Company, and may delay certain strategic and other plans, which could materially adversely affect our business;

• Potential increased costs associated with our self-insured medical insurance programs. We may incur significant employee health care costs under our self-insurance medical insurance programs if a large number of our employees and/or their covered family members become ill from COVID-19 and variants thereof;

• Vaccination or testing mandates. The imposition of government or customer mandated vaccination or testing mandates may impact our ability to retain current employees, attract new employees and retain certain product and service contracts. It is possible that a significant number of our employees have not been vaccinated, and in the event of a vaccine mandate some of those employees may seek exemptions or otherwise resist vaccination. The imposition of vaccine mandates could potentially cause labor shortages if employees refuse to get vaccinated and their employment is terminated, either voluntarily or involuntarily. Such labor shortages could also affect our ability to retain certain specific contracts to which the mandates may apply, reduce our sales and/or affect our ability to fulfill customer orders, impacting our revenue and profitability. Furthermore, managing and tracking vaccination status and ongoing testing for exempt and/or unvaccinated employees could potentially increase our costs, as could addressing inconsistent mandates. COVID-19 vaccine mandates and similar regulations have the potential to materially adversely affect our business, as the scope, nature and effect of such mandates are uncertain at this time; and

• Reputational risk associated with response to the COVID-19 pandemic. If we do not respond appropriately to the COVID-19 pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brands, which could materially adversely affect our business.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed below, any of which could have a material adverse effect on us.

We are dependent upon third parties for the manufacture and supply of substantially all of our products.

We obtain substantially all of the products we distribute from third parties, with whom we generally do not have long-term contracts. While there is typically more than one source of supply, some key suppliers, in the aggregate, supply a significant portion of the products we sell. In 2021, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 30% and 4%, respectively, of our aggregate purchases. Because of our dependence upon such suppliers, our operations are subject to the suppliers’ ability and willingness to supply products in the quantities that we require, and the risks include delays caused by interruption in production based on conditions outside of our control, including a supplier’s failure to comply with applicable government requirements (which may result in product recalls and/or cessation of sales) or an interruption in the suppliers’ manufacturing capabilities. In the event of any such interruption in supply, we would need to identify and obtain acceptable replacement sources on a timely basis. There is no guarantee that we would be able to obtain such alternative sources of supply on a timely basis, if at all, and an extended interruption in supply, particularly of a high sales volume product, could result in a significant disruption in our sales and operations, as well as damage to our relationships with customers and our reputation. In addition, certain of our suppliers have had their ability to service certain markets restricted or negatively impacted because of allegations of forced labor in their supply chain. Forced labor legislation affecting the supply chain has increased around the world, and the United States recently passed the Uyghur Forced Labor Prevention Act. Our supply chain could be materially disrupted if our suppliers fail to comply with, or are unable to satisfy our demand for products, as a result of applicable forced labor legislation and regulations.

Our future growth (especially for our technology and value-added services segment) is dependent upon our ability to develop or acquire and maintain and protect new products and technologies that achieve market acceptance with acceptable margins.

Our future success depends on our ability to timely develop (or obtain the right to sell) competitive and innovative (particularly for our technology and value-added services segment) products and services and to market them quickly and cost-effectively. Our ability to anticipate customer needs and emerging trends and develop or acquire new products, services and technologies at competitive prices requires significant resources, including employees with the requisite skills, experience and expertise, particularly in our technology segment, including dental practice management, patient engagement and demand creation software solutions. The failure to successfully address these challenges could materially disrupt our sales and operations. Additionally, our software and e-services products, like software products generally, may contain undetected errors or bugs when introduced or as new versions are released. Any such defective software may result in increased expenses related to the software and could adversely affect our relationships with customers as well as our reputation. With respect to certain software and e-services that we develop, we rely primarily upon copyright, trademark and trade secret laws, as well as contractual and common law protections and confidentiality obligations. We cannot provide assurance that such legal protections will be available, adequate or enforceable in a timely manner to protect our software or e-services products.

Our expansion through acquisitions and joint ventures involves risks and may not result in the benefits and revenue growth we expect.

One of our business strategies has been to expand our domestic and international markets in part through acquisitions and joint ventures and we expect to continue to make acquisitions and enter into joint ventures in the future. Such transactions require significant management attention, may place significant demands on our operations, information systems and financial resources, and there is risk that one or more may not succeed. We cannot be sure, for example, that we will achieve the benefits of revenue growth that we expect from these acquisitions or joint ventures or that we will avoid unforeseen additional costs or expenses. Our ability to successfully implement our acquisition and joint venture strategy depends upon, among other things, the following:

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

The provisions of our certificate of incorporation and by-laws may make it more difficult for a third-party to acquire us, may discourage acquisition bids and may impact the price that certain investors might be willing to pay in the future for shares of our common stock. These provisions, among other things require (i) the affirmative vote of the holders of at least 60% of the shares of common stock entitled to vote to approve a merger, consolidation, or a sale, lease, transfer or exchange of all or substantially all of our assets; and (ii) the affirmative vote of the holders of at least 66 2/3% of our common stock entitled to vote to (a) remove a director; and (b) to amend or repeal our by-laws, with certain limited exceptions. In addition, certain of our employee incentive plans provide for accelerated vesting of stock options and other awards upon termination without cause within two years following a change in control, or grant the plan committee discretion to accelerate awards upon a change of control. Further, certain agreements between us and our executive officers provide for increased severance payments and certain benefits if those executive officers are terminated without cause by us or if they terminate for good reason, in each case within two years following a change in control or within ninety days prior to the effective date of the change in control or after the first public announcement of the pendency of the change in control.

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

The ACA greatly expanded health insurance coverage in the United States and has been the target of litigation and Congressional reform efforts since its adoption. The U.S. Supreme Court, in upholding the constitutionality of the ACA and its individual mandate provision in 2012, simultaneously limited ACA provisions requiring Medicaid expansion, making such expansion a state-by-state decision. In 2017, the U.S. Congress effectively repealed the ACA’s individual mandate provision by eliminating the financial penalty for non-compliance. In the most recent ACA litigation, a federal appeals court found the individual mandate to be unconstitutional, and returned the case to a lower federal court for consideration of whether the remainder of the ACA could survive the excision of the individual mandate. This decision was appealed to the U.S. Supreme Court, and the Supreme Court issued a decision on June 17, 2021. Without reaching the merits of the case, the Supreme Court held that the plaintiffs in the case did not have standing to challenge the ACA. Any outcome of future cases that change the ACA, in addition to future legislation, regulation, guidance and/or Executive Orders that do the same, could have a significant impact on the U.S. healthcare industry. For instance, the American Rescue Plan Act of 2021 enhanced premium tax credits, which has resulted in an expansion of the number of people covered under the ACA. These changes are time-limited, with some enhancements in place for 2021 only and others available through the end of 2022.

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

Expansion of group purchasing organizations (“GPO”), dental support organizations (“DSO”) or provider networks and the multi-tiered costing structure may place us at a competitive disadvantage.

The health care products industry is subject to a multi-tiered costing structure, which can vary by manufacturer and/or product. Under this structure, certain institutions can obtain more favorable prices for health care products than we are able to obtain. The multi-tiered costing structure continues to expand as many large integrated health care providers and others with significant purchasing power, such as GPOs and DSOs, demand more favorable pricing terms. Additionally, the formation of provider networks, GPOs and DSOs may shift purchasing decisions to entities or persons with whom we do not have a historical relationship and may threaten our ability to compete effectively, which could in turn negatively impact our financial results. Although we are seeking to obtain similar terms from manufacturers to access lower prices demanded by GPO and DSO contracts or other contracts, and to develop relationships with existing and emerging provider networks, GPOs and DSOs, we cannot guarantee that such terms will be obtained or contracts executed.

Increases in shipping costs or service issues with our third-party shippers could harm our business.

Our ability to meet our customers’ expedited delivery expectations is an integral component of our business strategy for which our customers rely. Shipping is a significant expense in the operation of our business. We ship almost all of our orders through third-party delivery services, and typically bear the cost of shipment. Accordingly, any significant increase in shipping rates could have a material adverse effect on our business, financial condition or operating results. Similarly, strikes or other service interruptions by those shippers, including at transportation centers or shipping ports, could cause our operating expenses to rise and materially adversely affect our ability to deliver products on a timely basis.

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

Uncertain global macro-economic and political conditions that affect the economy and the economic outlook of the United States, Europe, Asia and other parts of the world could materially adversely affect our results of operations and financial condition. These uncertainties, include, among other things:

• election results;

• changes to laws and policies governing foreign trade (including, without limitation, the United States-Mexico-Canada Agreement (USMCA), the EU-UK Trade and Cooperation Agreement of December 2020 and other international trade agreements);

• greater restrictions on imports and exports;

• supply chain disruptions;

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

• interest rate fluctuations;

• availability of capital;

• increases in fuel and energy costs;

• the effect of inflation on our ability to procure products and our ability to increase prices over time and pass through to our customers price increases we may receive;

• changes in tax rates and the availability of certain tax deductions;

• increases in health care costs;

• the threat or outbreak of war, terrorism or public unrest (including, without limitation, the possibility of war in the Ukraine and a wider European or global conflict); and

• changes in laws and policies governing manufacturing, development and investment in territories and countries where we do business.

Additionally, changes in government, government debt and/or budget crises may lead to reductions in government spending in certain countries, which could reduce overall health care spending, and/or higher income or corporate taxes, which could depress spending overall. Recessionary or inflationary conditions and depressed levels of consumer and commercial spending may also cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause suppliers to reduce their output or change their terms of sale. We generally sell products to customers with payment terms. If customers’ cash flow or operating and financial performance deteriorate, or if they are unable to make scheduled payments or obtain credit, they may not be able to, or may delay, payment to us. Likewise, for similar reasons suppliers may restrict credit or impose different payment terms.

REGULATORY AND LITIGATION RISKS

Failure to comply with existing and future regulatory requirements could materially adversely affect our business.

We strive to be compliant with the applicable laws, regulations and guidance described below, and believe we have effective compliance programs and other controls in place to ensure substantial compliance. However, compliance is not guaranteed either now or in the future as certain laws, regulations and guidance may be subject to varying and evolving interpretations that could affect our ability to comply, as well as, future changes, additions and enforcement approaches, including in light of political changes. The Biden Administration has indicated that it will be more aggressive in its pursuing alleged violations of law, and it has revoked certain guidance that would have limited governmental use of informal agency guidance to pursue such violations, as well as indicating it was more prepared to pursue individuals for corporate law violations, including an aggressive approach to anti-corruption activities. Changes with respect to the applicable laws, regulations and guidance described below may require us to update or revise our operations, services, marketing practices, and compliance programs and controls, and may impose additional and unforeseen costs on us, pose new or previously immaterial risks to us, or may otherwise have a material adverse effect on our business. There can be no assurance that current and future government regulations will not adversely affect our business, and we cannot predict new regulatory priorities, the form, content or timing of regulatory actions, and their impact on the health care industry and on our business and operations.

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

Under the Physician Payment Sunshine Act, we are required to collect and report detailed information regarding certain financial relationships we have with covered recipients, including physicians, dentists, teaching hospitals, and certain other non-physician practitioners. We or our subsidiaries may be required to report information under certain state transparency laws that address circumstances not covered by the Physician Payment Sunshine Act, and some of these state laws, as well as the federal law, can be unclear. We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers. While we believe we have substantially compliant programs and controls in place satisfying the above laws and requirements, such compliance imposes additional costs on us and the requirements are sometimes unclear. In the United States, government actions to seek to increase health-related price transparency may also affect our business.

Our business is subject to additional requirements under various local, state, federal and international laws and regulations applicable to the sale and distribution of, and third-party payment for, pharmaceuticals and medical devices and HCT/P products. Among the federal laws with which we must comply are the Controlled Substances Act, the FDC Act, the Federal Drug Quality and Security Act, including DSCSA, and Section 361 of the Public Health Services Act. Among other things, such laws, and the regulations promulgated thereunder:

• regulate the introduction, manufacture, advertising, marketing and promotion, sampling, pricing and reimbursement, labeling, packaging, storage, handling, returning or recalling, reporting, and distribution of, and record keeping for drugs, HCT/P products and medical devices, including requirements with respect to unique medical device identifiers;

• subject us to inspection by the FDA and DEA and similar state authorities;

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

The FDA has become increasingly active in addressing the regulation of computer software and digital health products intended for use in health care settings. The Cures Act, signed into law on December 13, 2016, among other things, amended the medical device definition to exclude certain software from FDA regulation, including certain clinical decision support software. On September 27, 2019, the FDA issued a suite of guidance documents on digital health products, which incorporated applicable Cures Act standards, including regarding the types of clinical decision support tools and other software that are exempt from regulation by the FDA as medical devices, and continues to issue new guidance in this area. Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is subject to regulation as a medical device, which could subject us or one or more of our businesses to substantial additional requirements, costs and potential enforcement actions or liabilities for noncompliance with respect to these products.

Applicable federal, state, local and foreign laws and regulations also may require us to meet various standards relating to, among other things, licensure or registration, program eligibility, procurement, third-party reimbursement, sales and marketing practices, product integrity and supply tracking to product manufacturers, product labeling, personnel, privacy and security of health or other personal information, installation, maintenance and repair of equipment and the importation and exportation of products. The FDA and DEA, as well as CMS (including with respect to complex Medicare reimbursement requirements applicable to our specialty home medical supplies business), have recently increased their regulatory and enforcement activities and, in particular, the DEA has heightened enforcement activities due to the opioid crisis in the United States. One of our businesses was recently suspended by CMS from receiving payments from Medicare, although it is permitted to continue to perform and bill for Medicare services. The amounts billed are being deposited in an escrow account pending resolution of an audit. The Company has not recognized revenue for these services and has currently deferred slightly over $4 million in revenue. Our business is also subject to requirements of similar and other foreign governmental laws and regulations affecting our operations abroad.

The failure to comply with any of these laws or regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations, could materially adversely affect our business. The costs to us associated with complying with the various applicable statutes and regulations, as they now exist and as they may be modified, could be material. Allegations by a governmental body that we have not complied with these laws could have a material adverse effect on our businesses. While we believe that we are substantially compliant with applicable laws and regulations, and believe we have adequate compliance programs and controls in place to ensure substantial compliance, if it is determined that we have not complied with these laws, we are potentially subject to penalties, including warning letters, substantial civil and criminal penalties, mandatory recall of product, seizure of product and injunction, consent decrees and suspension or limitation of product sale and distribution. If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses. Non-compliance with government requirements could also adversely affect our ability to participate in important federal and state government health care programs, such as Medicare and Medicaid, and damage our reputation.

The EU Medical Device Regulation may adversely affect our business.

The EU MDR, applicable since May 26, 2021, significantly modifies and intensifies the regulatory compliance requirements for the medical device industry as a whole. Among other things, the EU MDR:

• strengthens the rules on placing devices on the market and reinforce surveillance once they are available;

• establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

• improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

• sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU;

• strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market; and

• identifies importers and distributors and medical device products through registration in a database (EUDAMED not due until May 26, 2022 and after).

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

Certain of our businesses are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for, or recommending ordering, purchasing or leasing of, items or services that are paid for by federal, state and other health care payers and programs. Certain additional state and federal laws, such as the federal Physician Self-Referral Law, commonly known as the “Stark Law,” prohibit physicians and other health professionals from referring a patient to an entity with which the physician (or family member) has a financial relationship, for the furnishing of certain designated health services (for example, durable medical equipment and medical supplies), unless an exception applies. Violations of Anti-Kickback statutes or the Stark Law may be enforced as violations of the federal False Claims Act.

The fraud and abuse laws and regulations have been subject to heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under applicable false claims laws, and who may receive up to 30% of total government recoveries. Penalties under fraud and abuse laws may be severe, including treble damages and substantial civil penalties under the federal False Claims Act, as well as potential loss of licenses and the ability to participate in federal and state health care programs, criminal penalties, or imposition of a corporate compliance monitor, which could have a material adverse effect on our business. Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties, as well as other fraud and abuse laws.

With respect to measures of this type, the United States government (among others) has expressed concerns about financial relationships between suppliers on the one hand and physicians, dentists and other health care providers, on the other. As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.

In the EU, the Directive No. 2019/1937 of 23 October 2019 on the protection of persons who report breaches of Union law, which was to be implemented by EU member states by December 17, 2021, organizes the legal protection of whistleblowers. This Directive covers whistleblowers reporting breaches of certain EU laws, in particular as regards public health, the above-mentioned Directive No. 2001/83, Regulation No. 726/2004 or, as regards data protection, the GDPR. The Directive protects a wide range of people and includes former employees. All private companies with 50 or more employees are required to create effective internal reporting channels. The implementation of this Directive by EU member states is still underway for many of them. As of mid-January 2022, only five EU Member States have fully implemented it (Denmark, Lithuania, Malta, Portugal and Sweden) while the process is ongoing in the others but with varying degrees of progress.

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

If we fail to comply with laws and regulations relating to the collection, storage and processing of sensitive personal information or standards in electronic health records or transmissions, we could be required to make significant changes to our products, or incur substantial fines, penalties or other liabilities.

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

We are directly or indirectly subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and security of personal information, such as HIPAA, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telephone Consumer Protection Act of 1991, Section 5 of the Federal Trade Commission Act, the CCPA, and the CPRA that becomes effective on January 1, 2023. Laws and regulations relating to privacy and data protection are continually evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. Our businesses’ failure to comply with these laws and regulations could expose us to breach of contract claims, substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation. Also, evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products to reflect these legal requirements, which could have a material adverse effect on our operations.

In addition, the European Parliament and the Council of the EU have adopted the GDPR, which increases privacy rights for individuals in the EU or EEA, or “Data Subjects”, including individuals who are our customers, suppliers and employees. The GDPR extended the scope of responsibilities for data controllers and data processors and generally imposes increased requirements and potential penalties on companies, such as us, that offer goods or services to Data Subjects or monitor their behavior (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues. Data Subjects also have the right to seek compensation for damages. Member states may individually impose additional requirements and penalties regarding certain matters, such as employee personal data. With respect to the personal data it protects, the GDPR requires, among other things, company accountability, consents from Data Subjects or other acceptable legal basis to process the personal data, breach notifications within 72 hours, data integrity and security, and fairness and transparency regarding the storage, use or other processing of the personal data. The GDPR also provides rights to Data Subjects relating notably to information, access, modification, erasure and transporting of the personal data.

On August 20, 2021, China promulgated the PIPL, which took effect on November 1, 2021. The PIPL imposes specific rules for processing personal information and it also specifies that the law shall also apply to personal information activities carried out outside China but for the purpose of providing products or services to PRC citizens. Any non-compliance with these laws and regulations may subject us to fines, orders to rectify or terminate any actions that are deemed illegal by regulatory authorities, other penalties, as well as reputational damage or legal proceedings against us, which may affect our business, financial condition or results of operations. The PIPL carries maximum penalties of CNY50 million or 5% of the annual revenue of entities that process personal data.

In the United States, the CCPA, which increases the privacy protections afforded California residents, became effective January 1, 2020. The CCPA generally requires companies, such as us, to institute additional protections regarding the collection, use and disclosure of certain personal information of California residents. Compliance with the obligations imposed by the CCPA depends in part on how particular regulators interpret and apply them. Regulations were released in August of 2020, but there remains some uncertainty about how the CCPA will be interpreted by the courts and enforced by the regulators. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties and litigation, any of which may negatively impact our reputation, require us to expend significant resources, and harm our business. Furthermore, California voters approved the CPRA on November 3, 2020, which will amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal information, and creating a new state agency to enforce CCPA and CPRA. The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022.

Other states, as well as the federal government, have increasingly considered the adoption of similarly expansive personal privacy laws, backed by significant civil penalties for non-compliance. Virginia and Colorado were both successful in passing privacy legislation in 2021, becoming effective on January 1, 2023 and July 1, 2023 respectively. While we believe we have substantially compliant programs and controls in place to comply with the GDPR, CCPA, PIPL and CPRA requirements, our compliance with data privacy and cybersecurity laws is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

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

Under the GDPR, health data belong to the category of “sensitive data” and benefit from specific protections. Processing of such data is generally prohibited, except for specific exceptions.

Certain of our businesses involve the manufacture and sale of EHR systems and other products linked to government supported incentive programs, where the EHR systems must be certified as having certain capabilities designated in evolving standards, such as those adopted by CMS and ONC. In order to maintain certification of our EHR products, we must satisfy the changing governmental standards. If any of our EHR systems do not meet these standards, yet have been relied upon by health care providers to receive federal incentive payments, we may be exposed to risk, such as under federal health care fraud and abuse laws, including the False Claims Act. While we believe we are substantially in compliance with such certifications and with applicable fraud and abuse laws and regulations and that we have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or resulting changes in our, could have a material adverse effect on our business.

Moreover, in order to satisfy our customers and comply with evolving legal requirements, our products may need to incorporate increasingly complex functionality, such as with respect to reporting and information blocking. Although we believe we are positioned to accomplish this, the effort may involve increased costs, and our failure to implement product modifications, or otherwise satisfy applicable standards, could have a material adverse effect on our business.

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

Customs policies or legislative import restrictions could hinder the Company’s ability to import goods necessary to our operations on a timely basis and result in government enforcement actions and/or sanctions

Government-imposed import policies and legislation regulating the import of goods and prohibiting the use of forced labor or human trafficking could result in delays or the inability to import goods in a timely manner that are necessary to our operations, and such policies or legislation could also result in financial penalties, other sanctions, government enforcement actions and reputational harm. While the Company has policies against and seeks to avoid the import of goods that are manufactured in whole or in part by forced labor or through human trafficking, as a result of legislative and governmental policy initiatives, we may be subject to increasing potential delays, added costs, supply chain disruption and other restrictions.

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

From time to time, we have had to address non-material security incidents (“security incidents”). There can be no assurance that we will not experience security incidents in the future. Security incidents can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented measures to protect our IS systems, such measures may not prevent these events. Any such security incidents could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business. We have various insurance policies, including cybersecurity insurance, covering risks and in amounts that we consider adequate. There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost to cover costs and expenses related to security incidents.

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

• litigation risks, new or unanticipated litigation developments and the status of litigation matters;

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

• risks associated with climate change, including physical risks such as impacts from extreme weather events and other potential physical consequences, regulatory and technological requirements, market developments, stakeholder expectations and reputational risk; and

• public health emergencies, including COVID-19.

Our future success is substantially dependent upon our senior management, and our revenues and profitability depend on our relationships with capable sales personnel as well as customers, suppliers and manufacturers of the products that we distribute.

Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management, particularly Stanley M. Bergman, Chairman and Chief Executive Officer. The loss of the services of Mr. Bergman could have a material adverse effect on our business. We have an employment agreement with Mr. Bergman. We do not currently have “key man” life insurance policies on any of our employees. Competition for senior management is intense, burnout and turn-over rates are increasing workplace concerns during the COVID-19 pandemic, and we may not be successful in attracting and retaining key personnel. Additionally, our future revenues and profitability depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as customers, suppliers and manufacturers. If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business may be materially adversely affected.

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

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2021 fiscal year.

ITEM 2. Properties

Within our health care distribution segment (for properties with more than 100,000 square feet) we lease and/or own approximately 5.6 million square feet of properties, consisting of distribution, office, showroom, manufacturing and sales space, in locations including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom. Lease expirations range from 2023 to 2041.

We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our business. We have additional operating capacity at certain distribution center facilities.

ITEM 3. Legal Proceedings

For a discussion of Legal Proceedings, see Note 14 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements included under Item 8.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market tier of the Nasdaq Stock Market, or Nasdaq, under the symbol HSIC.

On February 7, 2022, there were approximately 90,000 holders of record of our common stock and the last reported sales price was $76.28. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Purchases of Equity Securities by the Issuer

Our share repurchase program, announced on March 3, 2003, originally allowed us to repurchase up to two million shares pre-stock splits (eight million shares post-stock splits) of our common stock, which represented approximately 2.3% of the shares outstanding at the commencement of the program. Subsequent additional increases totaling $4.1 billion, authorized by our Board of Directors, to the repurchase program provide for a total of $4.2 billion (including $400 million authorized on May 13, 2021) of shares of our common stock to be repurchased under this program.

On March 8, 2021, we announced the reinstatement of our share repurchase program, which was previously suspended in April 2020 as a result of the COVID-19 pandemic.

As of December 25, 2021, we had repurchased approximately $4.0 billion of common stock (81,068,993 shares) under these initiatives, with $200.0 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended December 25, 2021:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
9/26/2021 through 10/30/2021	638,645	$78.29	638,645	3,929,275
10/31/2021 through 11/27/2021	-	-	-	4,073,875
11/28/2021 through 12/25/2021	1,348,213	74.17	1,348,213	2,669,160
	1,986,858		1,986,858

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)

The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements for equity-based transactions.

Dividend Policy

We have not declared any cash or stock dividends on our common stock during fiscal years 2021 or 2020. We currently do not anticipate declaring any cash or stock dividends on our common stock in the foreseeable future. We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our share repurchase program. Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2016, the last trading day before the beginning of our 2017 fiscal year, through the end of our 2021 fiscal year with the cumulative total return on $100 invested for the same period in the Dow Jones U.S. Health Care Index and the Nasdaq Stock Market Composite Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON DECEMBER 31, 2016
ASSUMES DIVIDENDS REINVESTED

	December 31,	December 30,	December 29,	December 28,	December 26,	December 25,
	2016	2017	2018	2019	2020	2021
Henry Schein, Inc.	$100.00	$92.12	$102.72	$113.33	$112.05	$127.54
Dow Jones U.S. Health
Care Index	100.00	122.84	128.65	158.85	181.17	225.21
NASDAQ Stock Market
Composite Index	100.00	129.64	124.98	172.81	247.88	304.99

ITEM 6.

[Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by us are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are generally identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “to be,” “to make” or other comparable terms. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular the risks discussed under the caption “Risk Factors” in Item 1A of this report and those that may be discussed in other documents we file with the Securities and Exchange Commission (SEC). Forward looking statements include the overall impact of the Novel Coronavirus Disease 2019 (COVID-19) on the Company, its results of operations, liquidity and financial condition (including any estimates of the impact on these items), the rate and consistency with which dental and other practices resume or maintain normal operations in the United States and internationally, expectations regarding personal protective equipment (“PPE”) and COVID-19 related product sales and inventory levels, whether additional resurgences or variants of the virus will adversely impact the resumption of normal operations, whether vaccine mandates will adversely impact the Company (by disrupting our workforce and/or business), whether supply chain disruptions will adversely impact our business, the impact of restructuring programs as well as of any future acquisitions, and more generally current expectations regarding performance in current and future periods. Forward looking statements also include the (i) ability of the Company to have continued access to a variety of test types, expectations regarding COVID-19 test sales, demand and inventory levels, as well as the efficacy or relative efficacy of the test results given that the test efficacy has not been, or will not have been, independently verified under normal FDA procedures and (ii) potential for the Company to distribute the COVID-19 vaccines and ancillary supplies.

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: risks associated with COVID-19 and any variants thereof, as well as other disease outbreaks, epidemics, pandemics, or similar wide-spread public health concerns and other natural disasters; our dependence on third parties for the manufacture and supply of our products; our ability to develop or acquire and maintain and protect new products (particularly technology products) and technologies that achieve market acceptance with acceptable margins; transitional challenges associated with acquisitions, dispositions and joint ventures, including the failure to achieve anticipated synergies/benefits; financial and tax risks associated with acquisitions, dispositions and joint ventures; certain provisions in our governing documents that may discourage third-party acquisitions of us; effects of a highly competitive (including, without limitation, competition from third-party online commerce sites) and consolidating market; the repeal or judicial prohibition on implementation of the Affordable Care Act; changes in the health care industry; risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-party shippers; general global macro-economic and political conditions, including international trade agreements, potential trade barriers and terrorism; failure to comply with existing and future regulatory requirements; risks associated with the EU Medical Device Regulation; failure to comply with laws and regulations relating to health care fraud or other laws and regulations; failure to comply with laws and regulations relating to the collection, storage and processing of sensitive personal information or standards in electronic health records or transmissions; changes in tax legislation; risks related to product liability, intellectual property and other claims; litigation risks; new or unanticipated litigation developments and the status of litigation matters; risks associated with customs policies or legislative import restrictions; cyberattacks or other privacy or data security breaches; risks associated with our global operations; our dependence on our senior management, employee hiring and retention, and our relationships with customers, suppliers and manufacturers; and disruptions in financial markets. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

Recent Developments

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries implemented business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat the pandemic, which significantly impacted global business and dramatically reduced demand for dental products and certain medical products in the second quarter of 2020. Demand increased in the second half of 2020 and continued throughout 2021 resulting in growth over the prior year driven by sales of PPE, COVID-19 tests and other COVID-19 related products.

Our consolidated financial statements reflect estimates and assumptions made by us that affect, among other things, our goodwill, long-lived asset and definite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; hedging activity; supplier rebates; measurement of compensation cost for certain share-based performance awards and cash bonus plans; and pension plan assumptions. Due to the significant uncertainty surrounding the future impact of COVID-19, our judgments regarding estimates and impairments could change in the future. In addition, the impact of COVID-19 pandemic had a material adverse effect on our business, results of operations and cash flows in the second quarter of 2020. In the latter half of the second quarter of 2020, dental and medical practices began to re-open worldwide, and continued to do so during the second half of 2020. During the year ended December 25, 2021, patient traffic levels returned to levels approaching pre-pandemic levels. There is an ongoing risk that the COVID-19 pandemic may again have a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

Policies, rules and regulations relating to vaccine mandates currently vary by jurisdiction and by customer. In the United States, the vaccine mandate requiring that all federal contractors be vaccinated was stayed in December 2021 and is currently pending litigation. In addition, in January 2022, the United States Supreme Court blocked a federal mandate that would require businesses with more than 100 employees to make their employees receive a COVID-19 vaccination or undergo weekly COVID-19 testing. In addition, state governments and some customers have also issued vaccine requirements for workers in their jurisdictions or who may service their accounts, and some state regulations contradict the contemplated federal vaccine mandates. Also, various international jurisdictions have, or may in the future impose vaccine mandates or additional COVID-19 regulations. The imposition of government or customer mandated vaccination or testing mandates may impact our ability to retain current employees, attract new employees and retain certain product and service contracts. It is possible that a significant number of our employees have not been vaccinated, and in the event of a vaccine mandate some of those employees may seek exemptions or otherwise resist vaccination. The implementation of vaccine mandates could potentially cause labor shortages if employees refuse to get vaccinated and their employment is terminated, either voluntarily or involuntarily. Such labor shortages could also affect our ability to retain certain specific contracts to which the mandates may apply, reduce our sales and/or affect our ability to fulfill customer orders, impacting our revenue and profitability. Furthermore, managing and tracking vaccination status and ongoing testing for exempt and/or unvaccinated employees could potentially increase our costs, as could addressing inconsistent mandates. COVID-19 vaccine mandates and similar regulations have the potential to significantly adversely affect our business, as the nature and effect of such mandates are uncertain at this time.

Corporate Transactions

During the fourth quarter of 2019, we sold an equity investment in Hu-Friedy Mfg. Co., LLC (“Hu-Friedy”), a manufacturer of dental instruments and infection prevention solutions. Our investment was non-controlling, we were not involved in running the business and had no representation on the board of directors. During the fourth quarter of 2019, we also sold certain other equity investments. In the aggregate, the sales of these investments resulted in a pre-tax gain in 2019 of approximately $250.2 million and an after-tax gain of approximately $186.8 million. During 2020 and 2021, we received contingent proceeds of $2.1 million and $9.8 million from the 2019 sale of Hu-Friedy resulting in the recognition of additional after-tax gains of $1.6 million and $7.3 million, respectively.

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

Executive-Level Overview

Henry Schein, Inc. is a solutions company for health care professionals powered by a network of people and technology. We believe we are the world’s largest provider of health care products and services primarily to office-based dental and medical practitioners, as well as alternate sites of care. We serve more than one million customers worldwide including dental practitioners, laboratories, physician practices, and ambulatory surgery centers, as well as government, institutional health care clinics and other alternate care clinics. We believe that we have a strong brand identity due to our more than 89 years of experience distributing health care products.

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

The health care distribution reportable segment aggregates our global dental and medical operating segments. This segment distributes consumable products, dental specialty products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, dental specialty products (including implant, orthodontic and endodontic products), diagnostic tests, infection-control products, PPE and vitamins.

Our global technology and value-added services business provides software, technology and other value-added services to health care practitioners. Our technology business offerings include practice management software systems for dental and medical practitioners. Our value-added practice solutions include practice consultancy, education, revenue cycle management and financial services on a non-recourse basis, e-services, practice technology, network and hardware services, as well as consulting, and continuing education services for practitioners.

A key element to grow closer to our customers is our One Schein initiative, which is a unified go-to-market approach that enables practitioners to work synergistically with our supply chain, equipment sales and service and other value-added services, allowing our customers to leverage the combined value that we offer through a single program. Specifically, One Schein provides customers with streamlined access to our comprehensive offering of national brand products, our private label products and proprietary specialty products and solutions (including implant, orthodontic and endodontic products). In addition, customers have access to a wide range of services, including software and other value-added services.

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

Our current and future results have been and could be impacted by the COVID-19 pandemic, the current economic environment and continued economic and public health uncertainty. Since the onset of the COVID-19 pandemic in early 2020, we have been carefully monitoring its impact on our global operations and have taken appropriate steps to minimize the risk to our employees. We have seen and expect to continue to see changes in demand trends for some of our products and services, supply chain challenges and labor challenges, as rates of infection fluctuate, new strains or variants of COVID-19 emerge and spread, vaccine uptake and mandates increase and change, governments adapt their approaches to combatting the virus (including without limitation, vaccine mandates), and local conditions change across geographies. For example, vaccine mandates affecting our workforce, whether imposed through government regulations or contracts with governmental authorities or other customers, could potentially cause staffing shortages if employees choose not to comply as well as other consequences to our business or operations, managing and tracking vaccination status and ongoing testing for exempt employees could potentially increase our costs, as could addressing inconsistent COVID-19 vaccination mandates. As a result, we expect to see continued volatility through at least the duration of the pandemic.

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

As the health care industry continues to change, we continually evaluate possible candidates for joint venture or acquisition and intend to continue to seek opportunities to expand our role as a provider of products and services to the health care industry. There can be no assurance that we will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, we would incur merger and/or acquisition-related costs, and there can be no assurance that the integration efforts associated with any such transaction would be successful. In response to the COVID-19 pandemic, we had taken a range of actions to preserve cash, including the temporary suspension of significant acquisition activity. During the second half of 2020, as global conditions improved, we resumed our acquisition strategy.

Aging Population and Other Market Influences

The health care products distribution industry continues to experience growth due to the aging population, increased health care awareness, the proliferation of medical technology and testing, new pharmacology treatments, and expanded third-party insurance coverage, partially offset by the effects of unemployment on insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from acute care settings to alternate-care sites, particularly physicians’ offices.

According to the U.S. Census Bureau’s International Database, in 2021 there were more than six and a half million Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care services. By the year 2050, that number is projected to nearly triple to approximately 19 million. The population aged 65 to 84 years is projected to increase by approximately 32% during the same period.

As a result of these market dynamics, annual expenditures for health care services continue to increase in the United States. We believe that demand for our products and services will grow while continuing to be impacted by current and future operating, economic, and industry conditions. The Centers for Medicare and Medicaid Services, or CMS, published “National Health Expenditure Data” indicating that total national health care spending reached approximately $4.1 trillion in 2020, or 19.7% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States. Health care spending is projected to reach approximately $6.2 trillion in 2028, approximately 19.7% of the nation’s projected gross domestic product. The latest projections begin after the latest historical year 2018 and go through 2028. These projections do not take into account the impacts of COVID-19 because of the timing of the report and the highly uncertain nature of the pandemic.

Government

Our businesses are generally subject to numerous laws and regulations that could impact our financial performance, and failure to comply with such laws or regulations could have a material adverse effect on our business.

See “Item 1. Business – Governmental Regulations” for a discussion of laws, regulations and governmental activity that may affect our results of operations and financial condition.

Results of Operations

Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2020 compared to fiscal year 2019.

The following tables summarize the significant components of our operating results and cash flows from continuing operations (in thousands):

	Years Ended
	December 25,	December 26,	December 28,
	2021	2020	2019
Operating results:
Net sales	$12,401,021	$10,119,141	$9,985,803
Cost of sales	8,728,770	7,304,913	6,894,917
Gross profit	3,672,251	2,814,228	3,090,886
Operating expenses:
Selling, general and administrative	2,812,656	2,246,832	2,357,920
Restructuring costs	7,939	32,093	14,705
Operating income	$851,656	$535,303	$718,261

Other expense, net	$(21,108)	$(35,408)	$(37,954)
Gain on sale of equity investments, net of tax	7,318	1,572	186,769
Net income from continuing operations	660,526	418,437	725,461
Income (loss) from discontinued operations, net of tax	-	986	(6,323)
Net income attributable to Henry Schein, Inc.	631,232	403,794	694,734

	Years Ended
	December 25,	December 26,	December 28,
	2021	2020	2019

Cash flows:
Net cash provided by operating activities from continuing operations	$709,580	$593,519	$820,478
Net cash used in investing activities from continuing operations	(677,217)	(115,019)	(422,309)
Net cash used in financing activities from continuing operations	(332,957)	(181,794)	(363,351)

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

During the years ended December 25, 2021, December 26, 2020, and December 28, 2019 we recorded restructuring charges of $7.9 million, $32.1 million and $14.7 million, respectively. The restructuring costs for these periods included costs for severance benefits and facility exit costs. The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Our restructuring activities under this initiative are now complete and we do not expect to report any restructuring costs separately in 2022.

2021 Compared to 2020

Net Sales

Net sales were as follows (in thousands):

		% of		% of	Increase / (Decrease)
	2021	Total	2020	Total	$	%
Health care distribution (1)
Dental	$7,541,950	60.8%	$5,912,593	58.4%	$1,629,357	27.6%
Medical	4,218,175	34.0	3,617,017	35.8	601,158	16.6
Total health care distribution	11,760,125	94.8	9,529,610	94.2	2,230,515	23.4
Technology and value-added services (2)	640,896	5.2	514,258	5.1	126,638	24.6
Total excluding Corporate TSA revenues	12,401,021	100.0	10,043,868	99.3	2,357,153	23.5
Corporate TSA revenues (3)	-	-	75,273	0.7	(75,273)	-
Total	$12,401,021	100.0	$10,119,141	100.0	$2,281,880	22.6

(1) Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, dental specialty products (including implant, orthodontic and endodontic products), diagnostic tests, infection-control products, PPE and vitamins.

(2) Consists of practice management software and other value-added products, which are distributed primarily to health care providers, practice consultancy, education, revenue cycle management and financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other services.

(3) Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which ended in December 2020. See Note-23 Related Party Transactions for further information.

The 22.6% increase in net sales consists of an increase of 21.1% in local currency revenue (16.9% increase in internally generated revenue and 4.2% growth from acquisitions) and an increase of 1.5% related to foreign currency exchange. Excluding sales of products under the transition services agreement with Covetrus, our net sales increased 23.5%, consisting of an increase in local currency revenue of 22.0% (17.8% increase in internally generated revenue and 4.2% growth from acquisitions) and an increase of 1.5% related to foreign currency exchange. We estimate that sales for the year ended December 25, 2021 of PPE and COVID-19 related products were approximately $1,744.2 million, an estimated increase of 34.2% versus the prior year. Excluding PPE and COVID-19 related products, the estimated increase in internally generated local currency sales excluding Corporate TSA revenues was 16.7%.

The 27.6% increase in dental net sales consists of an increase of 25.2% in local currency revenue (20.7% increase in internally generated revenue and 4.5% growth from acquisitions) and an increase of 2.4% related to foreign currency exchange. The 25.2% increase in local currency sales was attributable to an increase in dental consumable merchandise revenue of 26.2% (20.6% increase in internally generated revenue and 5.6% growth from acquisitions), and an increase in dental equipment sales and service revenues of 21.9% (21.1% increase in internally generated revenue and 0.8% growth from acquisitions). The COVID-19 pandemic began to adversely impact our worldwide dental revenue beginning in mid-March of 2020 as many dental offices progressively closed or began seeing a limited number of patients. However, in the second half of the quarter ended June 27, 2020 and continuing through the year ended December 25, 2021, patient traffic stabilized and approached pre-pandemic levels. The growth in dental revenues reflects this recovery. Additionally, we estimate that global dental sales for the year ended December 25, 2021 of PPE and COVID-19 related products were approximately $680.9 million, an estimated increase of 38.2% versus the prior year. Excluding PPE and COVID-19 related products, the estimated increase in internally generated local currency dental sales was 21.3%.

The 16.6% increase in medical net sales is attributable to an increase of 16.5% in local currency growth (13.7% increase in internally generated revenue and 2.8% growth from acquisitions) and an increase of 0.1% related to foreign currency exchange. Our medical business has continued to have strong sales of PPE, such as masks, gowns and face shields, and other COVID-19 related products, such as diagnostic kits. Globally, we estimate our medical business recorded sales of approximately $1,063.3 million of such PPE and other COVID-19 related products for the year ended December 25, 2021, an increase of approximately 31.8% compared to the prior year. Excluding PPE and other COVID-19 related products, the estimated increase in internally generated local currency medical sales was 8.7%.

The 24.6% increase in technology and value-added services net sales is attributable to an increase of 23.5% in local currency revenue (13.0% increase in internally generated revenue and 10.5% growth from acquisitions) and 1.1% related to foreign currency exchange. The closure of dental and medical offices beginning in mid-March of 2020 due to the COVID-19 pandemic resulted in lower technology and value-added services revenues in 2020, especially in the second quarter of that year. The growth in revenues in 2021 reflects the recovery of activity approaching pre-pandemic levels in our practice management business, as well as strong financial services revenue, which benefitted from dental equipment sales growth.

Gross Profit

Gross profit and gross margin percentages by segment and in total were as follows (in thousands):

		Gross		Gross	Increase / (Decrease)
	2021	Margin %	2020	Margin %	$	%
Health care distribution	$3,240,608	27.6%	$2,448,876	25.7%	$791,732	32.3%
Technology and value-added services	431,643	67.3	363,245	70.6	68,398	18.8
Total excluding Corporate TSA revenues	3,672,251	29.6	2,812,121	28.0	860,130	30.6
Corporate TSA revenues	-	-	2,107	2.8	(2,107)	-
Total	$3,672,251	29.6	$2,814,228	27.8	$858,023	30.5

As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology and value-added services segment than in our health care distribution segment. These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in development.

During December 2020, our transition services agreement with Covetrus, in connection with the completion of the Animal-Health Spin-off, concluded. Under this agreement, Covetrus had agreed to purchase certain products from us at a mark-up that ranged from 3% to 6% of our product cost to cover handling costs.

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

Health care distribution gross profit increased $791.7 million, or 32.3% primarily due to the increase in net sales discussed above. Health care distribution gross profit margin increased to 27.6% from 25.7%. Although we recorded significant adjustments to inventory in 2021, primarily related to PPE inventory, these adjustments were less than in 2020 and contributed to the improved gross profit margin. Such adjustments to inventory may recur and adversely impact gross profit margins in future periods, although we do not expect further significant inventory adjustments. The increase in the health care distribution gross profit margin is also attributable to an increase in supplier rebates during 2021 due to increased purchase volumes. The overall increase in our health care distribution gross profit is attributable to a $500.7 million increase in internally generated revenue, $176.9 million in gross profit due to the increase in the gross margin rates and $114.1 million additional gross profit from acquisitions.

Technology and value-added services gross profit increased $68.4 million, or 18.8%, due to an increase of $50.9 million in internally generated revenue and $31.6 million additional gross profit from acquisitions, partially offset by a $14.1 million decrease due to the lower gross profit margin. Technology and value-added services gross profit margin decreased to 67.3% from 70.6% primarily due to lower gross margins of recently acquired companies in the business services sector and certain transactions with the U.S. federal government.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2021	Net Sales	2020	Net Sales	$	%
Health care distribution	$2,512,567	21.4%	$2,014,810	21.1%	$497,757	24.7%
Technology and value-added services	308,028	48.1	264,115	51.4	43,913	16.6
Total	$2,820,595	22.7	$2,278,925	22.5	$541,670	23.8

Selling, general and administrative expenses (including restructuring costs) increased $541.7 million, or 23.8%. In the prior year, there were significant cost-saving measures taken in response to the COVID-19 pandemic. These cost-saving measures were temporary and substantially ended during the third quarter of 2020.

The $497.8 million increase in selling, general and administrative expenses within our health care distribution segment was attributable to an increase of $411.5 million of operating costs and an increase of $111.3 million of additional costs from acquired companies, partially offset by a decrease of $25.0 million in restructuring costs. The $43.9 million increase in selling, general and administrative expenses within our technology and value-added services segment was attributable to an increase of $28.8 million of additional costs from acquired companies, an increase of $14.3 million of operating costs and an increase of $0.8 million in restructuring costs.

As a component of total selling, general and administrative expenses, selling expenses increased $294.8 million, or 21.7% to $1,655.6 million, primarily due to an increase in payroll and payroll related costs. As a percentage of net sales, selling expenses decreased to 13.4% from 13.5%.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $246.9 million, or 26.9% to $1,165.0 million, primarily due to an increase in payroll and payroll related costs. As a percentage of net sales, general and administrative expenses increased to 9.4% from 9.1%.

Other Expense, Net

Other expense, net was as follows (in thousands):

			Variance
	2021	2020	$	%
Interest income	$6,451	$9,842	$(3,391)	(34.5)%
Interest expense	(27,600)	(41,377)	13,777	33.3
Other, net	41	(3,873)	3,914	(101.1)
Other expense, net	$(21,108)	$(35,408)	$14,300	40.4

Interest expense decreased $13.8 million primarily due to reduced credit line borrowings.

Income Taxes

For the year ended December 25, 2021, our effective tax rate was 23.8% compared to 19.1% for the prior year period. In 2021, our effective tax rate was primarily impacted by state and foreign income taxes and interest expense. In 2020, our effective tax rate was primarily impacted by the agreement with the U.S Internal Revenue Service on our Advanced Pricing Agreement (APA), other audit resolutions, and state and foreign income taxes and interest expense.

Gain on Sale of Equity Investment

In the third quarter of 2021 we received contingent proceeds of $9.8 million from the 2019 sale of Hu-Friedy resulting in the recognition of an additional after-tax gain of $7.3 million. We also received contingent proceeds in 2020 of $2.1 million resulting in the recognition of an additional gain of $1.6 million after-tax. No further proceeds are expected from this sale.

Liquidity and Capital Resources

Our principal capital requirements have included funding of acquisitions, purchases of additional noncontrolling interests, repayments of debt principal, the funding of working capital needs, purchases of fixed assets and repurchases of common stock (which had been temporarily suspended in April 2020, but were resumed in early March 2021). Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables. Historically, sales have tended to be stronger during the second half of the year and special inventory forward buy-in opportunities have been most prevalent just before the end of the year, and have caused our working capital requirements to be higher from the end of the third quarter to the end of the first quarter of the following year.

The pandemic and the governmental responses to it had a material adverse effect on our cash flows in the second quarter of 2020. In the latter half of the second quarter of 2020 and continuing through 2021, dental and medical practices began to re-open worldwide. During 2021, patient traffic levels returned to levels approaching pre-pandemic levels. There is an ongoing risk that the COVID-19 pandemic may again have a material adverse effect on our business, results of operations and cash flows and may result in a material adverse effect on our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

We finance our business primarily through cash generated from our operations, revolving credit facilities and debt placements. Please see Note 12 – Debt for further information. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for our products and services, and access to products and services from our suppliers.

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

Net cash from continuing operations provided by operating activities was $709.6 million for the year ended December 25, 2021, compared to net cash from continuing operations provided by operating activities of $593.5 million for the prior year. The net change of $116.1 million was primarily attributable to higher net income, partially offset by increased working capital requirements, specifically an increase in inventories due to ongoing stocking of PPE and COVID-19 related products, and reduced accounts payable and accrued expenses. These working capital increases were partially offset by lower growth in accounts receivable as days sales outstanding were lower than in the prior year.

Net cash from continuing operations used in investing activities was $677.2 million for the year ended December 25, 2021, compared to $115.0 million for the prior year. The net change of $562.2 million was primarily attributable to increased payments for equity investments and business acquisitions.

Net cash from continuing operations used in financing activities was $333.0 million for the year ended December 25, 2021, compared to net cash used in financing activities of $181.8 million for the prior year. The net change of $151.2 million was primarily due to increased repurchases of common stock partially offset by decreased net proceeds from bank borrowings.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 25,	December 26,
	2021	2020
Cash and cash equivalents	$117,965	$421,185
Working capital (1)	1,537,521	1,508,313
Debt:
Bank credit lines	$50,530	$73,366
Current maturities of long-term debt	10,640	109,836
Long-term debt	811,346	515,773
Total debt	$872,516	$698,975
Leases:
Current operating lease liabilities	$76,393	$64,716
Non-current operating lease liabilities	267,772	238,727

(1)

Includes $138.0 million and $0.0 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at December 25, 2021 and December 26, 2020, respectively.

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations decreased to 41.8 days as of December 25, 2021 from 46.0 days as of December 26, 2020. During the years ended December 25, 2021 and December 26, 2020, we wrote off approximately $8.5 million and $7.8 million, respectively, of fully reserved accounts receivable against our trade receivable reserve. Our inventory turnover from operations was 5.2 as of December 25, 2021 and 5.1 as of December 26, 2020. Our working capital accounts may be impacted by current and future economic conditions.

Contractual obligations

The following table summarizes our contractual obligations related to fixed and variable rate long-term debt and finance lease obligations, including interest (assuming a weighted average interest rate of 3.2%), as well as inventory purchase commitments and operating lease obligations as of December 25, 2021:

	Payments due by period (in thousands)
	< 1 year	2 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Long-term debt, including interest	$29,560	$252,916	$35,340	$653,623	$971,439
Inventory purchase commitments	111,696	488	-	-	112,184
Operating lease obligations	82,920	106,053	73,694	113,667	376,334
Transition tax obligations	14,142	42,426	-	-	56,568
Finance lease obligations, including interest	3,303	2,768	740	576	7,387
Total	$241,621	$404,651	$109,774	$767,866	$1,523,912

For information relating to our debt please see Note 12 – Debt.

Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment. Our leases have remaining terms of less than one year to approximately 20 years, some of which may include options to extend the leases for up to 10 years. As of December 25, 2021, our right-of-use assets related to operating leases were $325.0 million and our current and non-current operating lease liabilities were $76.4 million and $267.8 million, respectively. Please see Note 6 – Leases for further information.

Stock Repurchases

On March 8, 2021, we announced the reinstatement of our share repurchase program, which had been temporarily suspended in April of 2020.

From June 21, 2004 through December 25, 2021, we repurchased $4.0 billion, or 81,068,993 shares, under our common stock repurchase programs, with $200.0 million available as of December 25, 2021 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority stockholders in certain of our consolidated subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities. Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. As of December 25, 2021 and December 26, 2020 our balance for redeemable noncontrolling interests was $613.3 million and $327.7 million, respectively. Please see Note 17 – Redeemable Noncontrolling Interests for further information.

Unrecognized tax benefits

As more fully disclosed in Note 13 – Income Taxes of “Notes to Consolidated Financial Statements,” we cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued interest, of $83.5 million as of December 25, 2021.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1 – Basis of Presentation and Significant Accounting Policies of the consolidated financial statements. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical data, when available, experience, industry and market trends, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. However, by their nature, estimates are subject to various assumptions and uncertainties. Therefore, reported results may differ from estimates and any such differences may be material to our consolidated financial statements.

We believe that the following critical accounting policies, which have been discussed with the Audit Committee of our Board of Directors, affect the significant estimates and judgments used in the preparation of our financial statements:

Inventories and Reserves

Inventories consist primarily of finished goods and are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method for merchandise or actual cost for large equipment and high tech equipment. In estimating carrying value of inventory, we consider many factors including the condition and salability of the inventory by reviewing on-hand quantities, historical sales, forecasted sales and market and economic trends. Certain of our products, specifically PPE and COVID-19 related items have experienced changes in net realizable value, due to volatility of pricing and changes in demand for these products.

Business Combinations

The estimated fair value of acquired identifiable intangible assets (trademarks and trade names, customer relationships and lists, non-compete agreements and product development) is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rates; projected cash flows; customer retention rates; and estimated useful lives. Please see Note 4 – Business Acquisitions and Divestitures for further discussion of our acquisitions.

Goodwill

Goodwill is subject to impairment analysis at least once annually as of the first day of our fourth quarter, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Such impairment analyses for goodwill require a comparison of the fair value to the carrying value of reporting units. We regard our reporting units to be our operating segments: global dental, global medical, and technology and value-added services. Goodwill is allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities that are considered shared services to the reporting units, and ultimately the determination of the fair value of each reporting unit. The fair value of each reporting unit is calculated by applying the discounted cash flow methodology and confirming with a market approach. There are inherent uncertainties, however, related to fair value models, the inputs and our judgments in applying them to this analysis. The most significant inputs include estimation of detailed future cash flows based on budget expectations, and determination of comparable companies to develop a weighted average cost of capital for each reporting unit.

On an annual basis, we prepare annual and medium-term financial projections. These projections are based on input from our leadership and are presented annually to our Board of Directors. Influences on this year's forecasted financial information and the fair value model include: the impact of planned strategic initiatives, the continued integration of recent acquisitions and overall market conditions. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors.

Our third-party valuation specialists provide inputs into our determination of the discount rate. The rate is dependent on a number of underlying assumptions, including the risk-free rate, tax rate, equity risk premium, debt to equity ratio and pre-tax cost of debt.

Long-term growth rates are applied to our estimation of future cash flows. The long-term growth rates are tied to growth rates we expect to achieve beyond the years for which we have forecasted operating results. We also consider external benchmarks, and other data points which we believe are applicable to our industry and the composition of our global operations.

Based on our quantitative assessment, we believe the fair value of each of our reporting units sufficiently exceeds the carrying values. As part of our analysis, we performed a sensitivity analysis on the discount rate and long-term growth rate assumptions. The sensitivities led us to the same conclusion that no impairment exists.

Definite-Lived Intangible Assets

Annually, definite-lived intangible assets such as non-compete agreements, trademarks, trade names, customer relationships and lists, and product development are reviewed for impairment indicators. If any impairment indicators exist, quantitative testing is performed on the asset.

The quantitative impairment model is a two-step test under which we first calculate the recoverability of the carrying value by comparing the undiscounted, probability-weighted value of the projected cash flows associated with the asset or asset group, including its estimated residual value, to the carrying amount. If the cash flows associated with the asset or asset group are less than the carrying value, we would perform a fair value assessment of the asset, or asset group. If the carrying amount is found to be greater than the fair value, we record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate. Although we believe our judgments, estimates and/or assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.

During the years ended December 25, 2021 and December 26, 2020, we recorded total impairment charges on definite-lived intangible assets of approximately $0.7 and $20.3 million respectively, nearly all of which was recorded in our technology and value-added services segment.

Income Tax

When determining if the realization of the deferred tax asset is likely by assessing the need for a valuation allowance, estimates and judgement are required. We consider all available evidence, both positive and negative, including estimated future taxable earnings, ongoing planning strategies, future reversals of existing temporary differences and historical operating results. Additionally, changes to tax laws and statutory tax rates can have an impact on our determination. Our intention is to evaluate the realizability of our deferred tax assets quarterly.

ASC Topic 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance. This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect of certain tax matters. Please see Note 13 – Income Taxes for further discussion.

Accounting Standards Update

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please see Note 1 – Basis of Presentation and Significant Accounting Policies included under Item 8.

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

Foreign Currency Agreements

The value of certain foreign currencies as compared to the U.S. dollar and the value of certain underlying functional currencies of the Company, including its foreign subsidiaries, may affect our financial results. Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars. Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. We purchase short-term (i.e., generally 18 months or less) foreign currency forward contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to foreign suppliers. We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure. A hypothetical 5% change in the average value of the U.S. dollar in 2021 compared to foreign currencies would have changed our 2021 reported Net income attributable to Henry Schein, Inc. by approximately $8.4 million.

As of December 25, 2021, we had forward foreign currency exchange agreements, which expire through November 16, 2023, which include a mark-to-market gain of $6.3 million as determined by quoted market prices. Included in the forward foreign currency exchange agreements, Henry Schein, Inc. had EUR/USD forward contracts notionally totaling an amount of approximately €200 million, with a reported fair value of these contracts as a net gain of $6.5 million. A 5% increase in the value of the Euro to the USD from December 25, 2021, with all other variables held constant, would have had an unfavorable effect on the fair value of these forward contracts by decreasing the value of these instruments by $10.7 million.

Total Return Swaps

On March 20, 2020, we entered into a total return swap for the purpose of economically hedging our unfunded non-qualified supplemental retirement plan (“SERP”) and our deferred compensation plan (“DCP”). This swap will offset changes in our SERP and DCP liabilities. At the inception, the notional value of the investments in these plans was $43.4 million. At December 25, 2021, the notional value of the investments in these plans was $88.7 million. At December 25, 2021, the financing blended rate for this swap was based on LIBOR of 0.09% plus 0.46%, for a combined rate of 0.55%. For the years ended December 25, 2021 ended and December 26, 2020, we have recorded a gain, within the selling, general and administrative line item in our consolidated statement of income, of approximately $12.1 million and $21.2 million, respectively, net of transaction costs, related to this undesignated swap. This swap is expected to be renewed on an annual basis after its current expiration date of March 29, 2022, and is expected to result in a neutral impact to our results of operations.

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

Variable Interest Rate Debt

As of December 25, 2021, we had variable interest rate exposure for certain of our revolving credit facilities and our U.S. trade accounts receivable securitization.

Our revolving credit facility which we entered into on August 20, 2021 and expires on August 20, 2026, has an interest rate that is based on the U.S. Dollar LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. As of December 25, 2021, there was $0.0 million outstanding under this revolving credit facility. During the year ended December 25, 2021, the average outstanding balance under this revolving credit facility was approximately $1.5 million. Based upon our average outstanding balance for this revolving credit facility, for each hypothetical increase of 25 basis points, our interest expense thereunder would have increased by less than $0.1 million.

Our U.S trade accounts receivable securitization, which we entered into on April 17, 2013 and expires on October 18, 2024, has an interest rate that is based upon the asset-backed commercial paper rate. As of December 25, 2021, the commercial paper rate was 0.19% plus 0.75%, for a combined rate of 0.94%. At December 25, 2021 the outstanding balance was $105.0 million under this securitization facility. During the year ended December 25, 2021, the average outstanding balance under this securitization facility was approximately $44.0 million. Based upon our average outstanding balance for this securitization facility, for each hypothetical increase of 25 basis points, our interest expense thereunder would have increased by $0.1 million.

All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Henry Schein, Inc.

Melville, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. (the “Company”) as of December 25, 2021 and December 26, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2021, the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company on December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue growth rates utilized in the determination of the fair values of acquired customer relationships for certain acquisitions

As described in Note 4 of the consolidated financial statements, the Company acquired several companies in the current year. As a result of the acquisitions, management was required to determine estimated fair values of the assets acquired and liabilities assumed, including certain identifiable intangible assets. In some instances, management utilized third-party valuation specialists to assist in the preparation of the valuation of certain identifiable intangible assets. Management exercised significant judgment to develop and select revenue growth rates in the measurement of the fair value of the customer relationships.

We identified the revenue growth rates utilized in the determination of the fair values of acquired customer relationships for certain acquisitions, as a critical audit matter. The principal considerations for our determination included the following: (i) management utilizes significant unobservable inputs and assumptions in determining the projected revenue growth rates and (ii) changes in the revenue growth rates could have a significant impact on the fair value of acquired customer relationships for certain acquisitions. Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

• Assessing the design and implementation of controls over the development of projected revenue growth rates used to determine the fair values of certain customer relationships.

• Assessing the reasonableness of the projected revenue growth rates through: (i) evaluating historical performance, (ii) comparing historical revenue growth rates to audited financial statements, and (iii) assessing financial projections against industry metrics and peer-group companies.

/s/ BDO USA, LLP

We have served as the Company's auditor since 1984.

New York, NY

February 15, 2022

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 25,	December 26,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$117,965	$421,185
Accounts receivable, net of reserves of $67,168 and $88,030	1,451,829	1,424,787
Inventories, net	1,861,138	1,512,499
Prepaid expenses and other	413,103	432,944
Total current assets	3,844,035	3,791,415
Property and equipment, net	366,456	342,004
Operating lease right-of-use assets, net	324,950	288,847
Goodwill	2,854,150	2,504,392
Other intangibles, net	667,626	479,429
Investments and other	423,874	366,445
Total assets	$8,481,091	$7,772,532

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,053,934	$1,005,655
Bank credit lines	50,530	73,366
Current maturities of long-term debt	10,640	109,836
Operating lease liabilities	76,393	64,716
Accrued expenses:
Payroll and related	385,376	295,329
Taxes	136,919	138,671
Other	592,722	595,529
Total current liabilities	2,306,514	2,283,102
Long-term debt	811,346	515,773
Deferred income taxes	42,283	30,065
Operating lease liabilities	267,772	238,727
Other liabilities	376,672	392,781
Total liabilities	3,804,587	3,460,448

Redeemable noncontrolling interests	613,312	327,699
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $0.01 par value, 480,000,000 shares authorized,
137,145,558 outstanding on December 25, 2021 and
142,462,571 outstanding on December 26, 2020	1,371	1,425
Additional paid-in capital	-	-
Retained earnings	3,595,233	3,454,831
Accumulated other comprehensive loss	(171,478)	(108,084)
Total Henry Schein, Inc. stockholders' equity	3,425,126	3,348,172
Noncontrolling interests	638,066	636,213
Total stockholders' equity	4,063,192	3,984,385
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$8,481,091	$7,772,532

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended
	December 25,	December 26,	December 28,
	2021	2020	2019

Net sales	$12,401,021	$10,119,141	$9,985,803
Cost of sales	8,728,770	7,304,913	6,894,917
Gross profit	3,672,251	2,814,228	3,090,886
Operating expenses:
Selling, general and administrative	2,812,656	2,246,832	2,357,920
Restructuring costs	7,939	32,093	14,705
Operating income	851,656	535,303	718,261
Other income (expense):
Interest income	6,451	9,842	15,757
Interest expense	(27,600)	(41,377)	(50,792)
Other, net	41	(3,873)	(2,919)
Income from continuing operations before taxes, equity in
earnings of affiliates and noncontrolling interests	830,548	499,895	680,307
Income taxes	(197,349)	(95,374)	(159,515)
Equity in earnings of affiliates	20,009	12,344	17,900
Gain on sale of equity investments	7,318	1,572	186,769
Net income from continuing operations	660,526	418,437	725,461
Income (loss) from discontinued operations, net of tax	-	986	(6,323)
Net Income	660,526	419,423	719,138
Less: Net income attributable to noncontrolling interests	(29,294)	(15,629)	(24,770)
Plus: Net loss attributable to noncontrolling interests
from discontinued operations	-	-	366
Net income attributable to Henry Schein, Inc.	$631,232	$403,794	$694,734

Amounts attributable to Henry Schein Inc.:
Continuing operations	$631,232	$402,808	$700,691
Discontinued operations	-	986	(5,957)
Net income attributable to Henry Schein, Inc.	$631,232	$403,794	$694,734

Earnings per share from continuing operations attributable to Henry Schein, Inc.:

Basic	$4.51	$2.83	$4.74
Diluted	$4.45	$2.81	$4.69

Earnings (loss) per share from discontinued operations attributable to Henry Schein, Inc.:

Basic	$-	$0.01	$(0.04)
Diluted	$-	$0.01	$(0.04)

Earnings per share attributable to Henry Schein, Inc.:

Basic	$4.51	$2.83	$4.70
Diluted	$4.45	$2.82	$4.65

Weighted-average common shares outstanding:
Basic	140,091	142,504	147,817
Diluted	141,773	143,404	149,257
See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended
	December 25,	December 26,	December 28,
	2021	2020	2019

Net income	$660,526	$419,423	$719,138
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(83,841)	63,094	(4,070)
Unrealized gain (loss) from foreign currency hedging activities	9,442	(7,456)	(3,876)
Unrealized investment gain (loss)	(9)	(5)	12
Pension adjustment gain (loss)	5,186	143	(5,924)
Other comprehensive income (loss), net of tax	(69,222)	55,776	(13,858)
Comprehensive income	591,304	475,199	705,280
Comprehensive income attributable to noncontrolling interests:
Net income	(29,294)	(15,629)	(24,404)
Foreign currency translation loss	5,828	3,513	1,848
Comprehensive income attributable to noncontrolling interests	(23,466)	(12,116)	(22,556)
Comprehensive income attributable to Henry Schein, Inc.	$567,838	$463,083	$682,724

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share and per share data)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, December 29, 2018	151,401,668	1,514	-	3,208,589	(248,771)	580,456	3,541,788
Cumulative impact of adopting new accounting standards	-	-	-	(274)	-	-	(274)
Net income (excluding $14,838 attributable to Redeemable
noncontrolling interests from continuing operations
and ($366 ) from discontinued operations)	-	-	-	694,734	-	9,932	704,666
Foreign currency translation loss (excluding loss of $2,335
attributable to Redeemable noncontrolling interests
and $592 gain from discontinued operations)	-	-	-	-	(2,222)	(105)	(2,327)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $1,035	-	-	-	-	(3,876)	-	(3,876)
Unrealized investment gain, net of tax of $2	-	-	-	-	12	-	12
Pension adjustment loss, net of tax benefit of $1,806	-	-	-	-	(5,924)	-	(5,924)
Dividends paid	-	-	-	-	-	(535)	(535)
Other adjustments	-	-	(3)	-	-	-	(3)
Change in fair value of redeemable securities	-	-	7,300	-	-	-	7,300
Noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	42,345	42,345
Adjustment for Animal Health Spin-off	87,629	1	-	-	-	-	1
Repurchase and retirement of common stock	(8,173,912)	(82)	(79,785)	(445,133)	-	-	(525,000)
Stock issued upon exercise of stock options	2,526	-	34	-	-	-	34
Stock-based compensation expense	215,408	2	45,243	-	-	-	45,245
Shares withheld for payroll taxes	(179,860)	(1)	(10,844)	-	-	-	(10,845)
Settlement of stock-based compensation awards	-	-	160	-	-	-	160
Share Sale related to Animal Health business	-	-	361,090	-	-	-	361,090
Separation of Animal Health business	-	-	(73,970)	(543,158)	93,408	-	(523,720)
Transfer of charges in excess of capital	-	-	(201,457)	201,457	-	-	-
Balance, December 28, 2019	143,353,459	1,434	47,768	3,116,215	(167,373)	632,093	3,630,137
Cumulative impact of adopting new accounting standards	-	-	-	(412)	-	-	(412)
Net income (excluding $13,363 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	403,794	-	2,266	406,060
Foreign currency translation gain (excluding loss of $4,279
attributable to Redeemable noncontrolling interests)	-	-	-	-	66,607	766	67,373
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $2,768	-	-	-	-	(7,456)	-	(7,456)
Unrealized investment loss, net of tax benefit of $1	-	-	-	-	(5)	-	(5)
Pension adjustment gain, including tax benefit of $676	-	-	-	-	143	-	143
Dividends paid	-	-	-	-	-	(1,086)	(1,086)
Purchase of noncontrolling interests	-	-	(1,597)	-	-	(701)	(2,298)
Change in fair value of redeemable securities	-	-	(32,842)	-	-	-	(32,842)
Noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	2,875	2,875
Repurchase and retirement of common stock	(1,200,000)	(12)	(10,949)	(62,828)	-	-	(73,789)
Stock-based compensation expense	545,864	5	8,783	-	-	-	8,788
Shares withheld for payroll taxes	(236,752)	(2)	(14,475)	-	-	-	(14,477)
Settlement of stock-based compensation awards	-	-	(275)	-	-	-	(275)
Separation of Animal Health business	-	-	1,649	-	-	-	1,649
Transfer of charges in excess of capital	-	-	1,938	(1,938)	-	-	-
Balance, December 26, 2020	142,462,571	1,425	-	3,454,831	(108,084)	636,213	3,984,385
Net income (excluding $23,358 attributable to Redeemable
noncontrolling interests from continuing operations)	-	-	-	631,232	-	5,936	637,168
Foreign currency translation gain (loss) (excluding loss of $6,005
attributable to Redeemable noncontrolling interests)	-	-	-	-	(78,013)	177	(77,836)
Unrealized gain from foreign currency hedging activities,
net of tax of $3,275	-	-	-	-	9,442	-	9,442
Unrealized investment loss, net of tax benefit of $3	-	-	-	-	(9)	-	(9)
Pension adjustment gain, including tax of $2,426	-	-	-	-	5,186	-	5,186
Dividends paid	-	-	-	-	-	(11,226)	(11,226)
Change in fair value of redeemable securities	-	-	(160,279)	-	-	-	(160,279)
Noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	6,966	6,966
Repurchase and retirement of common stock	(5,505,704)	(55)	(53,550)	(347,606)	-	-	(401,211)
Stock-based compensation expense	303,643	3	78,412	-	-	-	78,415
Shares withheld for payroll taxes	(114,952)	(2)	(7,637)	-	-	-	(7,639)
Settlement of stock-based compensation awards	-	-	(170)	-	-	-	(170)
Transfer of charges in excess of capital	-	-	143,224	(143,224)	-	-	-
Balance, December 25, 2021	137,145,558	1,371	-	3,595,233	(171,478)	638,066	4,063,192

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Years Ended
	December 25,	December 26,	December 28,
	2021	2020	2019
Cash flows from operating activities:
Net income	$660,526	$419,423	$719,138
Income (loss) from discontinued operations	-	986	(6,323)
Income from continuing operations	660,526	418,437	725,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,528	185,538	184,942
Impairment charge on intangible assets	713	20,275	-
Gain on sale of equity investments	(9,757)	(2,096)	(250,167)
Stock-based compensation expense	78,415	8,788	44,920
Provision for (benefits from) losses on trade and other accounts receivable	(7,748)	35,137	12,612
Benefit from deferred income taxes	(10,985)	(52,977)	(4,057)
Equity in earnings of affiliates	(20,009)	(12,344)	(17,900)
Distributions from equity affiliates	17,762	16,002	71,469
Changes in unrecognized tax benefits	(1,947)	(24,881)	1,941
Other	(9,717)	5,012	5,684
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,162	(189,349)	(72,689)
Inventories	(295,131)	(31,817)	14,702
Other current assets	9,060	(6,479)	(57,291)
Accounts payable and accrued expenses	84,708	224,273	160,851
Net cash provided by operating activities from continuing operations	709,580	593,519	820,478
Net cash provided by (used in) operating activities from discontinued operations	-	5,391	(166,391)
Net cash provided by operating activities	709,580	598,910	654,087
Cash flows from investing activities:
Purchases of fixed assets	(79,015)	(48,829)	(76,219)
Payments related to equity investments and business
acquisitions, net of cash acquired	(570,558)	(60,173)	(655,879)
Proceeds from sale of equity investment	9,757	14,020	307,251
Proceeds from (repayments to) loan to affiliate	(4,090)	(1,243)	16,713
Other	(33,311)	(18,794)	(14,175)
Net cash used in investing activities from continuing operations	(677,217)	(115,019)	(422,309)
Net cash used in investing activities from discontinued operations	-	-	(2,064)
Net cash used in investing activities	(677,217)	(115,019)	(424,373)
Cash flows from financing activities:
Net change in bank borrowings	(18,408)	45,082	(927,912)
Proceeds from issuance of long-term debt	305,000	501,421	741
Principal payments for long-term debt	(122,270)	(611,216)	(260,944)
Debt issuance costs	(2,893)	(3,879)	(391)
Debt extinguishment costs	-	(401)	-
Proceeds from issuance of stock upon exercise of stock options	-	-	34
Payments for repurchases of common stock	(401,211)	(73,789)	(525,000)
Payments for taxes related to shares withheld for employee taxes	(7,471)	(14,299)	(10,814)
Distribution received related to Animal Health Spin-off	-	-	1,120,000
Proceeds related to Animal Health Share Sale	-	-	361,090
Proceeds from (distributions to) noncontrolling shareholders	(25,464)	(7,886)	51,498
Acquisitions of noncontrolling interests in subsidiaries	(60,240)	(19,538)	(2,358)
Proceeds from (payments) to Henry Schein Animal Health Business	-	2,711	(169,295)
Net cash used in financing activities from continuing operations	(332,957)	(181,794)	(363,351)
Net cash provided by (used in) financing activities from discontinued operations	-	(5,391)	147,371
Net cash used in financing activities	(332,957)	(187,185)	(215,980)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(2,626)	18,382	14,394
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	-	-	(2,240)
Net change in cash and cash equivalents from continuing operations	(303,220)	315,088	49,212
Net change in cash and cash equivalents from discontinued operations	-	-	(23,324)
Cash and cash equivalents, beginning of period	421,185	106,097	56,885
Cash and cash equivalents, end of period	$117,965	$421,185	$106,097

See accompanying notes.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 –Basis of Presentation and Significant Accounting Policies

Nature of Operations

We distribute health care products and services primarily to office-based dental and medical practitioners, across dental practices, laboratories, physician practices, and ambulatory surgery centers, as well as government, institutional health care clinics and alternate care clinics. We also provide software, technology and other value-added services to health care practitioners. Our dental businesses serve office-based dental practitioners, dental laboratories, schools, government and other institutions. Our medical businesses serve physician offices, urgent care centers, ambulatory care sites, emergency medical technicians, dialysis centers, home health, federal and state governments and large enterprises, such as group practices and integrated delivery networks, among other providers across a wide range of specialties.

We have operations or affiliates in the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

Principles of Consolidation

Our consolidated financial statements include the accounts of Henry Schein, Inc. and all of our controlled subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. Investments in unconsolidated affiliates in which we have the ability to influence the operating or financial decisions, are accounted for under the equity method. Certain prior period amounts have been reclassified to conform to the current period presentation.

We consolidate the results of operations and financial position of a trade accounts receivable securitization which we consider a Variable Interest Entity (“VIE”) because we are the primary beneficiary, and we have the power to direct activities that most significantly affect the economic performance and have the obligation to absorb the majority of the losses or benefits. For this VIE, the trade accounts receivable transferred to the VIE are pledged as collateral to the related debt. The creditors have recourse to us for losses on these trade accounts receivable. At December 25, 2021 and December 26, 2020, certain trade accounts receivable that can only be used to settle obligations of this VIE were $138.0 million and $0.0 million, respectively and the liabilities of this VIE where the creditors have recourse to us were $105.0 million and $0.0 million, respectively.

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

In March 2020, the World Health Organization declared Novel Coronavirus Disease 2019 (“COVID-19”) a pandemic. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries implemented business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat the pandemic, which significantly impacted global business and dramatically reduced demand for dental products and certain medical products in the second quarter of 2020. Demand increased in the second half of 2020 and continued throughout 2021 resulting in growth over the prior year.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Our consolidated financial statements reflect estimates and assumptions made by us that affect, among other things, our goodwill, long-lived asset and definite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; hedging activity; supplier rebates; measurement of compensation cost for certain share-based performance awards and cash bonus plans; and pension plan assumptions. Due to the significant uncertainty surrounding the future impact of COVID-19, our judgments regarding estimates and impairments could change in the future and may result in a material adverse effect on our financial condition and liquidity. However, the extent of the potential impact cannot be reasonably estimated at this time.

Fiscal Year

We report our results of operations and cash flows on a 52-53 week basis ending on the last Saturday of December. The years ended December 25, 2021, December 26, 2020 and December 28, 2019 consisted of 52 weeks.

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

Revenue derived from the sale of equipment is recognized when control transfers to the customer. This occurs when the equipment is delivered. Such sales typically entail scheduled deliveries of large equipment primarily by equipment service technicians. Most equipment requires minimal installation, which is typically completed at the time of delivery. Our product generally carries standard warranty terms provided by the manufacturer, however, in instances where we provide warranty labor services, the warranty costs are accrued in accordance with Accounting Standards Codification (“ASC”) 460 “Guarantees”. At December 25, 2021 and December 26, 2020, we had accrued approximately $8.1 million and $6.9 million, respectively, for warranty costs.

Revenue derived from the sale of software products is recognized when products are delivered to customers or made available electronically. Such software is generally installed by customers and does not require extensive

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

training due to the nature of its design. Revenue derived from post-contract customer support for software, including annual support and/or training, is generally recognized over time using time elapsed as the input method that best depicts the transfer of control to the customer. Revenue derived from software sold on Software-as-a -Service basis is recognized ratably over the subscription period as control is transferred to the customer.

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

See Note 2 – Revenue from Contracts with Customers for additional disclosures of disaggregated net sales and Note 3 – Segment and Geographic Data for disclosures of net sales by segment and geographic data.

Cost of Sales

The primary components of cost of sales include the cost of the product (net of purchase discounts, supplier chargebacks and rebates) and inbound and outbound freight charges.

Costs related to purchasing, receiving, inspections, warehousing, internal inventory transfers and other costs of our distribution network are included in selling, general and administrative expenses along with other operating costs. Total distribution network costs were $89.2 million, $71.7 million and $72.3 million for the years ended December 25, 2021, December 26, 2020 and December 28, 2019.

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

Direct Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales. Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses. Direct handling costs were $96.7 million, $79.2 million and $73.8 million for the years ended December 25, 2021, December 26, 2020 and December 28, 2019.

Advertising and Promotional Costs

We generally expense advertising and promotional costs as incurred. Total advertising and promotional expenses were $45.9 million, $30.8 million and $25.2 million for the years ended December 25, 2021, December 26, 2020 and December 28, 2019.

Stock Compensation Costs

We measure stock-based compensation at the grant date, based on the estimated fair value of the award, and recognize the cost (net of estimated forfeitures) as compensation expense on a straight-line basis over the requisite service period for time-based restricted stock units and on a graded vesting basis for the option awards. For performance-based awards, the Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense when achievement of the performance condition is probable. Our stock-based compensation expense is reflected in selling, general and administrative expenses.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value. Outstanding checks in excess of funds on deposit of $2.0 million and $1.3 million, primarily related to payments for inventory, were classified as accounts payable as of December 25, 2021 and December 26, 2020.

Contract Balances

Contract balances represent amounts presented in our consolidated balance sheets when either we have transferred goods or services to the customer or the customer has paid consideration to us under the contract. These contract balances include accounts receivable, contract assets and contract liabilities.

Accounts Receivable and Allowance for Credit Losses

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

We record allowances for credit losses based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the geographic region that the receivable was recorded in, current economic trends and reasonable supportable forecasts. We write-off a receivable and charge it against its recorded allowance when we deem them uncollectible.

Contract Assets

Contract assets include amounts related to any conditional right to consideration for work completed but not billed as of the reporting date and generally represent amounts owed to us by customers, but not yet billed. Contract assets are transferred to accounts receivable when the right becomes unconditional. The contract assets primarily relate to our bundled arrangements for the sale of equipment and consumables and sales of term software licenses. Current contract assets are included in Prepaid expenses and other and the non-current contract assets are included in investments and other within our consolidated balance sheets. Current and non-current contract asset balances as of December 25, 2021 and December 26, 2020 were not material.

Contract Liabilities

Contract liabilities are comprised of advance payments and upfront payments for service arrangements provided over time that are accounted for as deferred revenue amounts. Contract liabilities are transferred to revenue once the performance obligation has been satisfied. Current contract liabilities are included in accrued expenses: other and the non-current contract liabilities are included in other liabilities within our consolidated balance sheets. At December 26, 2020, the current portion of contract liabilities of $71.5 million was reported in accrued expenses: other, and $8.2 million related to non-current contract liabilities were reported in other liabilities. During the year ended December 25, 2021, we recognized substantially all of the current contract liability amounts that were previously deferred at December 26, 2020. At December 25, 2021, the current and non-current portion of contract liabilities were $89.2 million and $9.7 million, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization. Depreciation is computed primarily under the straight-line method

 (see Note 5 – Property and Equipment, Net for estimated useful lives). Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.

Capitalized Software Development Costs

Capitalized internal-use software costs consist of costs to purchase and develop software. For software to be used solely to meet internal needs and cloud-based applications used to deliver our services, we capitalize costs incurred during the application development stage and include such costs within property and equipment, net within our consolidated balance sheets. For software to be sold, leased, or marketed to external users, we capitalize software development costs when technological feasibility is reached and include such costs in Investments and other within our consolidated balance sheets.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Leases

We determine if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, we include operating leases in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and non-current operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, current maturities of long-term debt, and long-term debt in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we generally use our incremental borrowing rate based on the estimated rate of interest for fully collateralized and fully amortizing borrowings over a similar term of the lease payments at commencement date to determine the present value of lease payments. When readily determinable, we use the implicit rate. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Expenses associated with operating leases and finance leases are included in “selling, general and administrative” and “interest expense”, respectively within our consolidated statement of income. Short-term leases with a term of 12 months or less are not capitalized. During the years ended December 25, 2021, December 26, 2020, and December 28, 2019, such short-term lease expense was $3.9 million, $1.9 million, and $0.9 million, respectively.

We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component, except non-lease components for leases of vehicles, which are accounted for separately. When a vehicle lease contains both lease and non-lease components, we allocate the transaction price based on the relative standalone selling price.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, including the amount assigned to identifiable intangible assets. Goodwill is subject to impairment analysis annually or more frequently if needed. Such impairment analyses for goodwill requires a comparison of the fair value to the carrying value of reporting units. We regard our reporting units to be our operating segments: global dental; global medical; and technology and value-added services. Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis.

For the years ended December 25, 2021 and December 26, 2020 we tested goodwill for impairment, on the first day of the fourth quarter, using a quantitative analysis comparing the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Conversely, impairment loss would be equivalent to the excess of a reporting unit’s carrying value over its fair value limited to the total amount of goodwill allocated to that reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities that are considered shared services to the reporting units, and ultimately the determination of the fair value of each reporting unit. The fair value of each reporting unit is calculated by applying the discounted cash flow methodology and confirming with a market approach. There are inherent uncertainties, however, related to fair value models, the inputs and our judgments in applying them to this analysis. The most significant inputs include estimation of future cash flows based on budget expectations, and determination of comparable companies to develop a weighted average cost of capital for each reporting unit.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

For the years ended December 25, 2021 and December 26, 2020, the results of our goodwill impairment analysis did not result in any impairments.

Intangible Assets

Intangible assets, other than goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows to be derived from such assets.

Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade names, customer lists, customer relationships and product development. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

During the years ended December 25, 2021 and December 26, 2020, we recorded total impairment charges, within selling, general and administrative expenses, on intangible assets of approximately $0.7 million and $20.3 million, nearly all of which was recorded in our technology and value-added services segment.

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in tax laws or rates. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We file a consolidated U.S. federal income tax return with our 80% or greater owned U.S. subsidiaries. In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), which allows the reclassification of stranded income tax effects, resulting from U.S. tax reform, from accumulated other comprehensive income (AOCI) to retained earnings. The adoption of this ASU in the first quarter of 2019 did not have a material impact on our consolidated financial statements. We applied an individual item basis approach for releasing income tax effects from AOCI.

Redeemable Noncontrolling Interests

Some minority stockholders in certain of our consolidated subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. Their interests in these subsidiaries are classified outside permanent equity on our consolidated balance sheets and are carried at the estimated redemption amounts. The redemption amounts have been estimated based on expected future earnings and cash flow and, if such earnings and cash flow are not achieved, the value of the redeemable noncontrolling interests might be impacted. Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are reflected at each reporting period with a corresponding adjustment to Additional paid-in capital. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level. Adjustments to the carrying amount of a noncontrolling interests to reflect a fair value redemption feature do not impact the calculation of earnings per share. Our net income is reduced by the portion of the subsidiaries’ net income that is attributable to redeemable noncontrolling interests.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Noncontrolling Interests

Non-controlling interest represents the ownership interests of certain minority owners of our consolidated subsidiaries. Our net income is reduced by the portion of the subsidiaries net income that is attributable to noncontrolling interests.

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

Accounting Pronouncements Adopted

On December 27, 2020 we adopted ASU No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Our adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). ASU 2021-01 provides temporary optional expedients and exceptions to certain guidance in U.S. GAAP to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The guidance is effective upon issuance, on January 7, 2021, and can be applied through December 31, 2022. We do not expect that the requirements of this guidance will have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021 – 08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Subtopic 805). ASU 2021 – 08 requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. ASU 2021 – 08 is effective for fiscal year beginning after December 15, 2022. Early adoption is permitted. We expect to adopt this ASU on December 26, 2021. We do not expect that the requirements of this ASU will have a material impact on our consolidated financial statements.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 2 – Revenue from Contracts with Customers

Revenue (Net sales) is recognized in accordance with the policies discussed in Note 1 – Basis of Presentation and Significant Accounting Policies.

Disaggregation of Net sales

The following table disaggregates our Net sales by reportable segment and geographic area:

	Year Ended
	December 25, 2021
	North America	International	Global
Revenues:
Health care distribution
Dental	$4,504,243	$3,037,707	$7,541,950
Medical	4,115,240	102,935	4,218,175
Total health care distribution	8,619,483	3,140,642	11,760,125
Technology and value-added services	554,123	86,773	640,896
Total excluding Corporate TSA revenues (1)	9,173,606	3,227,415	12,401,021
Corporate TSA revenues (1)	-	-	-
Total revenues	$9,173,606	$3,227,415	$12,401,021

	Year Ended
	December 26, 2020
	North America	International	Global
Revenues:
Health care distribution
Dental	$3,471,521	$2,441,072	$5,912,593
Medical	3,514,670	102,347	3,617,017
Total health care distribution	6,986,191	2,543,419	9,529,610
Technology and value-added services	446,830	67,428	514,258
Total excluding Corporate TSA revenues (1)	7,433,021	2,610,847	10,043,868
Corporate TSA revenues (1)	-	75,273	75,273
Total revenues	$7,433,021	$2,686,120	$10,119,141

	Year Ended
	December 28, 2019
	North America	International	Global
Revenues:
Health care distribution
Dental	$3,911,746	$2,504,119	$6,415,865
Medical	2,894,137	79,449	2,973,586
Total health care distribution	6,805,883	2,583,568	9,389,451
Technology and value-added services	445,317	69,768	515,085
Total excluding Corporate TSA revenues (1)	7,251,200	2,653,336	9,904,536
Corporate TSA revenues (1)	4,098	77,169	81,267
Total revenues	$7,255,298	$2,730,505	$9,985,803
(1)	Corporate TSA revenues represents sales of certain animal health products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which ended in December 2020.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 3 – Segment and Geographic Data

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

The health care distribution reportable segment aggregates our global dental and medical operating segments. This segment distributes consumable products, dental specialty products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control product, PPE and vitamins.

Our global technology and value-added services reportable segment provides software, technology and other value-added services to health care practitioners. Our technology offerings include practice management software systems for dental and medical practitioners. Our value-added practice solutions include practice consultancy, education, revenue cycle management and financial services on a non-recourse basis, e-services, practice technology, network and hardware services, as well as continuing education services for practitioners.

The following tables present information about our reportable and operating segments:

	Years Ended
	December 25,	December 26,	December 28,
	2021	2020	2019
Net Sales:
Health care distribution (1)
Dental	$7,541,950	$5,912,593	$6,415,865
Medical	4,218,175	3,617,017	2,973,586
Total health care distribution	11,760,125	9,529,610	9,389,451
Technology and value-added services (2)	640,896	514,258	515,085
Total excluding Corporate TSA revenues	12,401,021	10,043,868	9,904,536
Corporate TSA revenues (3)	-	75,273	81,267
Total	$12,401,021	$10,119,141	$9,985,803

(1) Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, dental specialty products (including implant, orthodontic and endodontic products), diagnostic tests, infection-control products, PPE and vitamins.

(2) Consists of practice management software and other value-added products, which are distributed primarily to health care providers, practice consultancy, education, revenue cycle management and financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other services.

(3) Corporate TSA revenues represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which ended in December 2020.See Note-23 Related Party Transactions for further information.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

	Years ended
	December 25,	December 26,	December 28,
	2021	2020	2019
Operating Income:
Health care distribution	$728,041	$436,173	$591,404
Technology and value-added services	123,615	99,130	126,857
Total	$851,656	$535,303	$718,261

Income from continuing operations before taxes
and equity in earnings of affiliates:
Health care distribution	$706,874	$400,343	$553,181
Technology and value-added services	123,674	99,552	127,126
Total	$830,548	$499,895	$680,307

Depreciation and Amortization:
Health care distribution	$156,333	$142,712	$146,960
Technology and value-added services	53,195	42,826	37,982
Total	$209,528	$185,538	$184,942

Interest Income:
Health care distribution	$6,384	$9,736	$15,352
Technology and value-added services	67	106	405
Total	$6,451	$9,842	$15,757

Interest Expense:
Health care distribution	$27,554	$41,307	$50,666
Technology and value-added services	46	70	126
Total	$27,600	$41,377	$50,792

Income Tax Expense:
Health care distribution	$167,584	$71,206	$129,381
Technology and value-added services	29,765	24,168	30,134
Total	$197,349	$95,374	$159,515

Purchases of Fixed Assets:
Health care distribution	$74,021	$43,511	$69,095
Technology and value-added services	4,994	5,318	7,124
Total	$79,015	$48,829	$76,219

	As of
	December 25,	December 26,	December 28,
	2021	2020	2019
Total Assets:
Health care distribution	$7,157,025	$6,503,089	$5,821,468
Technology and value-added services	1,324,066	1,269,443	1,329,633
Total	$8,481,091	$7,772,532	$7,151,101

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table presents information about our operations by geographic area as of and for the three years ended December 25, 2021. Net sales by geographic area are based on the respective locations of our subsidiaries. No country, except for the United States, generated net sales greater than 10% of consolidated net sales. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2021		2020		2019
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$8,722,223	$2,980,765	$7,090,206	$2,362,823	$6,876,194	$2,400,733
Other	3,678,798	1,232,417	3,028,935	1,251,849	3,109,609	1,195,947
Consolidated total	$12,401,021	$4,213,182	$10,119,141	$3,614,672	$9,985,803	$3,596,680

Note 4 – Business Acquisitions and Divestitures

Acquisitions

We account for business acquisitions and combinations under the acquisition method of accounting, where the net assets of acquired businesses are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date. Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill. Goodwill is an asset presenting the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized, such as future customers and technology, as well as the assembled workforce. Excluding goodwill, the major classes of assets and liabilities to which we generally allocate acquisition consideration include identifiable intangible assets (i.e., customer relationships and lists, trademarks and trade names, product development, and non-compete agreements), inventory and accounts receivable. The estimated fair value of identifiable intangible assets is based on critical judgments and assumptions derived from analysis of market conditions, including discount rates, projected revenue growth rates (which are based on historical trends and assessment of financial projections), estimated customer attrition and projected cash flows. These assumptions are forward-looking and could be affected by future economic and market conditions.

If certain financial targets are met after the date of acquisition, certain prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration, or we may be entitled to recoup a portion of purchase price cash consideration if certain financial targets are met. We accrue the estimated fair value of such contingent consideration at the time of the acquisition, using the income approach, including a probability-weighted discounted cash flow method or an option pricing method, where applicable.

While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, within 12 months following the date of acquisition, or the measurement period, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill within our consolidated balance sheets. At the end of the measurement period or final determination of the values of such assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations.

We completed acquisitions during the year ended December 25, 2021, which were immaterial to our financial statements individually, and in which our ownership interests ranged from approximately 51% to 100%. Acquisitions within our health care distribution segment included companies that specialize in the distribution and manufacturing of dental and medical products, a provider of home medical supplies, and a provider of product kitting and sterile packaging. Within our technology and value-added services segment, we acquired companies that focus on dental marketing and website solutions, practice transition services, revenue cycle management, and

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

business analytics and intelligence software. Approximately half of the acquired goodwill is deductible for tax purposes.

The following table aggregates the estimated fair value, as of the date of acquisition, of consideration paid and net assets acquired for acquisitions during the year ended December 25, 2021.

Acquisition consideration:
Cash	$578,819
Deferred consideration	11,233
Estimated fair value of contingent consideration receivable	(4,900)
Fair value of previously held equity method investment	7,500
Redeemable noncontrolling interests	181,236
Total consideration	$773,888

Identifiable assets acquired and liabilities assumed:
Current assets	$195,479
Intangible assets	316,855
Other noncurrent assets	51,244
Current liabilities	(93,492)
Deferred income taxes	(25,929)
Other noncurrent liabilities	(46,480)
Total identifiable net assets	397,677
Goodwill	376,211
Total net assets acquired	$773,888

The following table summarizes the identifiable intangible assets acquired during the year ended December 25, 2021 and their estimated useful lives as of the date of the acquisition:

		Estimated
		Useful Lives
		(in years)
Trademark / Tradename	$58,208	5-12
Non-compete agreements	4,688	3-5
Customer relationships and lists	220,454	5-12
Product development	19,274	5-10
Other	14,231	18
	$316,855

At December 25, 2021 we have recorded a contingent consideration receivable of $4.9 million relating to the timing of government approval of a certain product.

The accounting for certain of our acquisitions during the year ended December 25, 2021 has not been completed in several areas, including but not limited to pending assessments of accounts receivable, inventory, operating leases, accrued and contingent liabilities and income and non-income based taxes.

The pro forma financial information has not been presented because the impact of the acquisitions during the year ended December 25, 2021 to our consolidated financial statements was immaterial.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

We completed acquisitions during the year ended December 26, 2020, which were immaterial to our financial statements individually. In the aggregate, these transactions resulted in consideration of $57.8 million in 2020 related to business combinations, for net assets amounting to $32.8 million. As of December 26, 2020, we had recorded $36.9 million of identifiable intangibles, $23.9 million of goodwill and $26.4 million of non-controlling interest, related to these acquisitions.

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

For the years ended December 25, 2021, December 26, 2020 and December 28, 2019, there were no material adjustments recorded in our consolidated balance sheets relating to accounting for acquisitions incomplete in prior periods, or in our consolidated statements of income relating to changes in estimated contingent consideration assets or liabilities.

During the years ended December 25, 2021, December 26, 2020, and December 28, 2019 we incurred $6.6 million, $5.9 million and $4.5 million in acquisition costs reported within income from continuing operations.

Divestitures

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

In the third quarter of 2021 we received contingent proceeds of $9.8 million from the 2019 sale of Hu-Friedy resulting in the recognition of an additional after-tax gain of $7.3 million. During the fourth quarter of 2020 we received contingent proceeds of $2.1 million from the 2019 sale of Hu-Friedy resulting in the recognition of an additional after-tax gain of $1.6 million. For the year ended December 28, 2019 we recognized approximately $6.0 million of equity in earnings from these affiliates. We do expect to receive any additional proceeds from the sale of Hu-Friedy.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 5 – Property and Equipment, Net

Property and equipment, including related estimated useful lives, consisted of the following:

	December 25,	December 26,
	2021	2020
Land	$21,115	$20,297
Buildings and permanent improvements	140,062	145,160
Leasehold improvements	97,909	107,753
Machinery and warehouse equipment	152,952	142,437
Furniture, fixtures and other	119,693	108,041
Computer equipment and software	385,011	344,494
	916,742	868,182
Less accumulated depreciation	(550,286)	(526,178)
Property and equipment, net	$366,456	$342,004

	Estimated Useful
	Lives (in years)
Buildings and permanent improvements	40
Machinery and warehouse equipment	5-10
Furniture, fixtures and other	3-10
Computer equipment and software	3-10

Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.

Property and equipment related depreciation expense for the years ended December 25, 2021, December 26, 2020 and December 28, 2019 was $70.4 million, $64.3 million and $64.4 million. Please see Note 6 – Leases for finance lease amounts included in property and equipment, net within our consolidated balance sheets.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 6 – Leases

We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment. Our leases have remaining terms of less than one year to approximately 20 years, some of which may include options to extend the leases for up to 10 years. The components of lease expense were as follows:

	Years Ended
	December 25,	December 26,	December 28,
	2021	2020	2019
Operating lease cost: (1) (2)	$103,459	$86,800	$88,246
Finance lease cost:
Amortization of right-of-use assets	2,882	2,209	1,154
Interest on lease liabilities	114	115	131
Total finance lease cost	$2,996	$2,324	$1,285

(1)	Includes variable lease expenses.
(2)

Operating lease cost for the years ended December 25, 2021, December 26, 2020, and December 28, 2019, include amortization of right-of-use assets of $0.0 million, $0.6 million, and $0.6 million, respectively, related to facility leases recorded in “Restructuring costs” within our consolidated statements of income.

Supplemental balance sheet information related to leases is as follows:

	Years Ended
	December 25,	December 26,
	2021	2020
Operating Leases:
Operating lease right-of-use assets	$324,950	$288,847

Current operating lease liabilities	76,393	64,716
Non-current operating lease liabilities	267,772	238,727
Total operating lease liabilities	$344,165	$303,443

Finance Leases:
Property and equipment, at cost	$12,580	$10,683
Accumulated depreciation	(5,325)	(4,277)
Property and equipment, net of accumulated depreciation	$7,255	$6,406

Current maturities of long-term debt	$3,216	$2,420
Long-term debt	3,960	3,541
Total finance lease liabilities	$7,176	$5,961

Weighted Average Remaining Lease Term in Years:
Operating leases	7.3	7.5
Finance leases	3.6	4.3

Weighted Average Discount Rate:
Operating leases	2.4%	2.8%
Finance leases	1.7%	1.9%

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Supplemental cash flow information related to leases is as follows:

	Years Ended
	December 25,	December 26,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$85,123	76,985
Operating cash flows for finance leases	95	101
Financing cash flows for finance leases	2,602	2,148
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$120,732	120,148
Finance leases	3,868	2,947

Maturities of lease liabilities are as follows:

	December 25, 2021
	Operating	Finance
	Leases	Leases
2022	$82,920	$3,303
2023	60,061	1,815
2024	45,992	953
2025	40,880	432
2026	32,814	308
Thereafter	113,667	576
Total future lease payments	376,334	7,387
Less imputed interest	(32,169)	(211)
Total	$344,165	$7,176

As of December 25, 2021, we have additional operating leases with total lease payments of $7.3 million for buildings and vehicles that have not yet commenced. These operating leases will commence subsequent to December 25, 2021, with lease terms of two years to five years.

Certain of our facilities related to our acquisitions are leased from employees and minority shareholders. These leases are classified as operating leases and have a remaining lease term ranging from 6 months to 10 years. The present value of lease payments under these related party leases is not material to our consolidated financial statements.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 7 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the years ended December 25, 2021 and December 26, 2020 were as follows:

	Health Care Distribution	Technology and Value-Added Services	Total
Balance as of December 28, 2019	$1,476,719	$985,776	$2,462,495
Adjustments to goodwill:
Acquisitions	14,230	12,101	26,331
Foreign currency translation	9,888	5,678	15,566
Balance as of December 26, 2020	1,500,837	1,003,555	2,504,392
Adjustments to goodwill:
Acquisitions	359,093	24,252	383,345
Foreign currency translation	(29,343)	(4,244)	(33,587)
Balance as of December 25, 2021	$1,830,587	$1,023,563	$2,854,150

Other intangible assets consisted of the following:

	December 25, 2021			December 26, 2020
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Customer relationships and lists	$852,689	$(353,457)	$499,232	$652,605	$(283,469)	$369,136
Trademarks / trade names - definite lived	129,061	(43,921)	85,140	95,382	(50,893)	44,489
Product Development	113,777	(70,316)	43,461	94,216	(54,451)	39,765
Non-compete agreements	25,364	(5,987)	19,377	30,993	(11,480)	19,513
Other	28,303	(7,887)	20,416	14,188	(7,662)	6,526
Total	$1,149,194	$(481,568)	$667,626	$887,384	$(407,955)	$479,429

Trademarks, trade names, customer lists and customer relationships were established through business acquisitions. Definite-lived trademarks and trade names are amortized on a straight-line basis over a weighted-average period of approximately 8.4 years as of December 25, 2021. Customer lists and customer relationships are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 10.0 years as of December 25, 2021. Product development is a definite-lived intangible asset that is amortized on a straight-line basis over a weighted-average period of approximately 7.9 years as of December 25, 2021.

Non-compete agreements represent amounts paid primarily to prior owners of acquired businesses, as well as certain sales persons, in exchange for placing restrictions on their ability to pose a competitive risk to us. Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us. The weighted-average non-compete period for agreements currently being amortized was approximately 5.2 years as of December 25, 2021.

Amortization expense related to definite-lived intangible assets for the years ended December 25, 2021, December 26, 2020 and December 28, 2019 was $123.8 million, $105.9 million and $108.3 million. During the years ended December 25, 2021 and December 26, 2020, we recorded total impairment charges on intangible assets of approximately $0.7 million and $20.3 million, respectively. The annual amortization expense expected to be recorded for existing intangibles assets for the years 2022 through 2026 is $122.8 million, $114.5 million, $91.5 million, $80.1 million and $63.4 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 8 – Investments and Other

Investments and other consisted of the following:

	December 25,	December 26,
	2021	2020
Investment in unconsolidated affiliates	$168,118	$169,382
Non-current deferred foreign, state and local income taxes	34,607	42,594
Notes receivable (1)	35,748	34,760
Capitalized costs for software to be sold, leased or marketed to external users	65,349	47,650
Security deposits	2,225	1,752
Acquisition-related indemnification	65,638	49,401
Other long-term assets	52,189	20,906
Total	$423,874	$366,445

(1)	Long-term notes receivable carry interest rates ranging from 3.0% to 14.2% and are due in varying installments through
September 30, 2027.

Amortization expense, primarily related to capitalized costs for software to be sold, leased, or marketed to external users, for the years ended December 25, 2021, December 26, 2020 and December 28, 2019 was $15.3 million, $15.3 million and $12.3 million.

Note 9 – Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

Debt

The fair value of our debt (including bank credit lines) is classified as Level 3 within the fair value hierarchy as of December 25, 2021 and December 26, 2020 was estimated at $872.5 million and $699.0 million, respectively. Factors that we considered when estimating the fair value of our debt include market conditions, such as interest rates and credit spreads.

Derivative contracts

Derivative contracts are valued using quoted market prices and significant other observable inputs. We use derivative instruments to minimize our exposure to fluctuations in foreign currency exchange rates. Our derivative instruments primarily include foreign currency forward agreements related to certain intercompany loans, certain forecasted inventory purchase commitments with foreign suppliers, foreign currency forward contracts to hedge a portion of our euro-denominated foreign operations which are designated as net investment hedges and a total return swap for the purpose of economically hedging our unfunded non-qualified SERP and our DCP.

The fair values for the majority of our foreign currency derivative contracts are obtained by comparing our contract rate to a published forward price of the underlying market rates, which is based on market rates for comparable transactions and are classified within Level 2 of the fair value hierarchy.See Note 11-Derivatives and Hedging Activities for further information.

Redeemable noncontrolling interests

The values for Redeemable noncontrolling interests are classified within Level 3 of the fair value hierarchy and are based on recent transactions and/or implied multiples of earnings.See Note 17 – Redeemable Noncontrolling Interests for additional information.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 25, 2021 and December 26, 2020:

	December 25, 2021
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts designated as hedges	$-	$7,859	$-	$7,859
Derivative contracts undesignated	-	640	-	640
Total return swap	-	1,404	-	1,404
Total assets	$-	$9,903	$-	$9,903

Liabilities:
Derivative contracts designated as hedges	$-	$650	$-	$650
Derivative contracts undesignated	-	1,503	-	1,503
Total liabilities	$-	$2,153	$-	$2,153

Redeemable noncontrolling interests	$-	$-	$613,312	$613,312

	December 26, 2020
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts designated as hedges	$-	$453	$-	$453
Derivative contracts undesignated	-	1,415	-	1,415
Total return swap	-	1,565	-	1,565
Total assets	$-	$3,433	$-	$3,433

Liabilities:
Derivative contracts designated as hedges	$-	$10,880	$-	$10,880
Derivative contracts undesignated	-	885	-	885
Total liabilities	$-	$11,765	$-	$11,765

Redeemable noncontrolling interests	$-	$-	$327,699	$327,699

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 10 – Concentrations of Risk

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

With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of health care professionals and geographic areas. For each of the years ended December 25, 2021, and December 26, 2020, two customers accounted for approximately 3% of our net sales. With respect to our sources of supply, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 30% and 4%, respectively, of our aggregate purchases in each of the years ended December 25, 2021 and December 26, 2020.

Our long-term notes receivable primarily represent strategic financing arrangements with certain affiliates. Generally, these notes are secured by certain assets of the counterparty; however, in most cases our security is subordinate to other commercial financial institutions. While we have exposure to credit loss in the event of non-performance by these counter-parties, we conduct ongoing assessments of their financial and operational performance.

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

During 2019 we entered into foreign currency forward contracts to hedge a portion of our euro-denominated foreign operations which are designated as net investment hedges. These net investment hedges offset the change in the U.S. dollar value of our investment in certain euro-functional currency subsidiaries due to fluctuating foreign exchange rates. Gains and losses related to these net investment hedges are recorded in accumulated other comprehensive loss within our consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness are included in interest expense within our consolidated statements of income. The aggregate notional value of this net investment hedge, which matures on November 16, 2023, is approximately €200 million. During the years ended December 25, 2021 and December 26, 2020, we recorded gains (losses) of ($11.4) million and $13.9 million, respectively, within other comprehensive income related to these foreign currency forward contracts.See Note 9 – Fair Value Measurements for additional information.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

On March 20, 2020, we entered into a total return swap for the purpose of economically hedging our unfunded non-qualified SERP and our DCP. This swap will offset changes in our SERP and DCP liabilities. At the inception, the notional value of the investments in these plans was $43.4 million. At December 25, 2021, the notional value of the investments in these plans was $88.7 million. At December 25, 2021, the financing blended rate for this swap was based on LIBOR of 0.09% plus 0.46%, for a combined rate of 0.55%. For the years ended December 25, 2021 ended and December 26, 2020, we have recorded a gain, within selling, general and administrative in our consolidated statement of income, of approximately $12.1 million and $21.2 million, respectively, net of transaction costs, related to this undesignated swap. During the years ended December 25, 2021 and December 26, 2020, the swap resulted in a neutral impact to our results of operations. This swap is expected to be renewed on an annual basis after its current expiration date of March 29, 2022, and is expected to result in a neutral impact to our results of operations. See Note 16 – Employee Benefit Plans for additional information.

Fluctuations in the value of certain foreign currencies as compared to the U.S. dollar may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars. Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. We purchase short-term (i.e., generally 18 months or less) foreign currency forward contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to our foreign suppliers. We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure. Amounts related to our hedging activities are recorded in prepaid expenses and other and/or accrued expenses: other within our consolidated balance sheets. Our hedging activities have historically not had a material impact on our consolidated financial statements. Accordingly, additional disclosures related to derivatives and hedging activities required by ASC 815 have been omitted.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 12 – Debt

Bank Credit Lines

Bank credit lines consisted of the following:

	December 25,	December 26,
	2021	2020
Revolving credit agreement	$-	$-
Other short-term bank credit lines	50,530	73,366
Total	$50,530	$73,366

Revolving Credit Agreement

On August 20, 2021, we entered into a new $1 billion revolving credit agreement (the “Credit Agreement”). This facility, which matures on August 20, 2026, replaced our $750 million revolving credit facility, which was scheduled to mature in April 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. We expect most LIBOR rates to be discontinued immediately after December 31, 2021, while the remaining LIBOR rates will be discontinued immediately after June 30, 2023. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or to materially affect our interest expense. The Credit Agreement also requires, among other things, that we maintain certain maximum leverage ratios. Additionally, the Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions, on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements. As of December 25, 2021, and December 26, 2020, we had no borrowings under this revolving credit facility. As of December 25, 2021, and December 26, 2020, there were $9.1 million and $9.5 million of letters of credit, respectively, provided to third parties under the credit facility.

364-Day Credit Agreement

On March 4, 2021, we repaid the outstanding obligations and terminated the lender commitments under our $700 million 364-day credit agreement, which was entered into on April 17, 2020. This facility was originally scheduled to mature on April 16, 2021.

Other Short-Term Credit Lines

As of December 25, 2021 and December 26, 2020, we had various other short-term bank credit lines available, of which $50.5 million and $73.4 million, respectively, were outstanding. At December 25, 2021 and December 26, 2020, borrowings under all of these credit lines had a weighted average interest rate of 10.44% and 4.14%, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Long-term debt

Long-term debt consisted of the following:

	December 25,	December 26,
	2021	2020
Private placement facilities	$706,186	$613,498
U.S. trade accounts receivable securitization	105,000	-
Note payable due in 2025 with an interest rate of 3.1%
at December 26, 2020	-	1,554
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from 2.45% to 4.27% at December 25, 2021 and
ranging from 2.62% to 4.27% at December 26, 2020	3,624	4,596
Finance lease obligations (see Note 6)	7,176	5,961
Total	821,986	625,609
Less current maturities of long-term debt	(10,640)	(109,836)
Total long-term debt	$811,346	$515,773

Private Placement Facilities

Our private placement facilities were amended on October 20, 2021, to include four (previously three) insurance companies, have a total facility amount of $1.5 billion (previously $1.0 billion), and are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through October 20, 2026 (previously June 23, 2023). The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance. The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness, and/or to fund potential acquisitions. The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership. These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The components of our private placement facility borrowings as of December 25, 2021 are presented in the following table (in thousands):

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
January 20, 2012 (1)	$7,143	3.09%	January 20, 2022
January 20, 2012	50,000	3.45	January 20, 2024
December 24, 2012	50,000	3.00	December 24, 2024
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
January 2, 2018	100,000	3.32	January 2, 2028
September 2, 2020	100,000	2.35	September 2, 2030
June 2, 2021	100,000	2.48	June 2, 2031
June 2, 2021	100,000	2.58	June 2, 2033
Less: Deferred debt issuance costs	(957)
	$706,186

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years. Our current facility, which had a purchase limit of $350 million, was scheduled to expire on April 29, 2022. On October 20, 2021, we amended our U.S. trade accounts receivable securitization facility to increase the purchase limit to $450 million with two banks as agents and extend the expiration date to October 18, 2024. As of December 25, 2021 and December 26, 2020, the borrowings outstanding under this securitization facility were $105 million and $0, respectively. At December 25, 2021, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 0.19% plus 0.75%, for a combined rate of 0.94%. At December 26, 2020, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 0.22% plus 0.95%, for a combined rate of 1.17%.

If our accounts receivable collection pattern changes due to customers either paying late or not making payments, our ability to borrow under this facility may be reduced.

We are required to pay a commitment fee of 30 to 35 basis points depending upon program utilization.

As of December 25, 2021, the aggregate amounts of long-term debt, including finance lease obligations and net of deferred debt issuance costs of $1.0 million, maturing in each of the next five years and thereafter are as follows:

2022	$10,640
2023	5,108
2024	205,924
2025	412
2026	295
Thereafter	599,607
Total	$821,986

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 13 – Income Taxes

Income before taxes and equity in earnings of affiliates was as follows:

	Years ended
	December 25,	December 26,	December 28,
	2021	2020	2019
Domestic	$593,137	$430,838	$507,003
Foreign	237,411	69,057	173,304
Total	$830,548	$499,895	$680,307

The provisions for income taxes were as follows:

	Years ended
	December 25,	December 26,	December 28,
	2021	2020	2019
Current income tax expense:
U.S. Federal	$128,328	$82,912	$93,418
State and local	37,255	24,640	28,150
Foreign	42,751	40,799	42,004
Total current	208,334	148,351	163,572

Deferred income tax expense (benefit):
U.S. Federal	(12,115)	(18,032)	5,633
State and local	(2,567)	(4,889)	1,597
Foreign	3,697	(30,056)	(11,287)
Total deferred	(10,985)	(52,977)	(4,057)
Total provision	$197,349	$95,374	$159,515

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:

	Years Ended
	December 25,	December 26,
	2021	2020

Deferred income tax asset:
Net operating losses and other carryforwards	$54,651	$64,297
Inventory, premium coupon redemptions and accounts receivable
valuation allowances	46,219	56,668
Stock-based compensation	12,543	4,858
Uniform capitalization adjustment to inventories	10,422	6,895
Operating lease right of use asset	78,719	74,674
Other asset	41,090	42,966
Total deferred income tax asset	243,644	250,358
Valuation allowance for deferred tax assets (1)	(35,982)	(40,496)
Net deferred income tax asset	207,662	209,862
Deferred income tax liability
Intangibles amortization	(134,023)	(118,165)
Operating lease liability	(73,952)	(71,343)
Property and equipment	(7,363)	(7,820)
Total deferred tax liability	(215,338)	(197,328)
Net deferred income tax asset (liability)	$(7,676)	$12,534

(1)	Primarily relates to operating losses, the benefits of which are uncertain. Any future reductions of such valuation allowances will be reflected as a reduction of income tax expense.

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

As of December 25, 2021, we had federal, state, and foreign net operating loss carryforwards of approximately $32.7 million, $35.6 million and $170.7 million, respectively. The federal, state and foreign net operating loss carryforwards will begin to expire in various years from 2024 through 2039. The amounts of state and foreign net operating losses that can be carried forward indefinitely are $9.5 million and $169.6 million, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 25,	December 26,	December 28,
	2021	2020	2019
Income tax provision at federal statutory rate	$174,415	$104,977	$142,865
State income tax provision, net of federal income tax effect	21,245	13,015	16,539
Foreign income tax provision (benefit)	5,669	(428)	(4,580)
Pass-through noncontrolling interest	(4,479)	(2,681)	(3,931)
Valuation allowance	(5,533)	659	(79)
Unrecognized tax benefits and audit settlements	6,981	(17,722)	3,671
Interest expense related to loans	(10,917)	(11,098)	(5,498)
Tax on global intangible low-taxed income ("GILTI")	4,895	2,365	3,917
Tax benefit related to legal entity reorganization outside the U.S.	-	(5,823)	-
Tax credit related to reorganization of legal entities
completed in preparation for the Animal Health spin-off		-	(1,333)
Other	5,073	12,110	7,944
Total income tax provision	$197,349	$95,374	$159,515

For the year ended December 25, 2021, our effective tax rate was 23.8% compared to 19.1% for the prior year period. In 2021, our effective tax rate was primarily impacted by state and foreign income taxes and interest expense. In 2020, our effective tax rate of 19.1% was primarily impacted by an Advance Pricing Agreement with the U.S Internal Revenue Service (the “IRS”) in the U.S., other audit resolutions, state and foreign income taxes and interest expense. In 2019, our effective tax rate of 23.4% was primarily impacted by state and foreign income taxes and interest expense.

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

On July 20, 2020, the IRS issued final regulations related to the Tax Cuts and Jobs Act enacted in 2017 (the “Act”). The final regulations concern the global intangible low-taxed income (“GILTI”) and subpart F income provisions of the Tax Act. To provide flexibility to taxpayers, the IRS is permitting the application of these final

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

regulations to prior tax years, if the taxpayer elects to do so. We have analyzed the final regulations, which do not have a material impact to our consolidated financial statements.

On December 22, 2017, the U.S. government passed the Tax Act, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S. The transition tax is payable over eight years. Within our consolidated balance sheets, transition tax of $14.1 million and $9.9 million were included in “accrued taxes” for 2021 and 2020, respectively, and $42.4 million and $74.5 million were included in “other liabilities” for 2021 and 2020, respectively.

The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. We recorded a current tax expense for the GILTI provision of $4.9 million, $2.4 million, and $3.9 million for 2021, 2020, and 2019, respectively.

Due to the one-time transition tax and the imposition of the GILTI provisions, all previously unremitted earnings will no longer be subject to U.S. federal income tax; however, there could be U.S., state, and/or foreign withholding taxes upon distribution of such unremitted earnings. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.

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

The total amount of unrecognized tax benefits, which are included in “other liabilities” within our consolidated balance sheets, as of December 25, 2021 and December 26, 2020 was approximately $83.5 million and $84.0 million, respectively of which $69.0 million and $70.1 million, respectively would affect the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits will change in the next 12 months, which may result in a material impact on our consolidated statements of income.

All tax returns audited by the IRS are officially closed through 2016. The tax years subject to examination by the IRS include years 2017 and forward. During the quarter ended December 25, 2021, we were notified by the IRS that tax year 2019 was selected for examination. During the quarter ended June 26, 2021 we reached a resolution with the Appellate Division for all remaining outstanding issues for 2012 and 2013.

Regarding transfer pricing matters, in the quarter ended December 28, 2019, we reached a settlement with the U.S. Competent Authority to resolve transfer pricing matters related to 2012 and 2013. During the quarter ended September 26, 2020 we reached an agreement with the Advanced Pricing Division on an appropriate transfer pricing methodology for the years 2014-2025. The objective of this resolution was to mitigate future transfer pricing audit adjustments.

In the fourth quarter of 2020, we reached a resolution with the IRS for the 2014-2016 audit cycle.

The total amounts of interest and penalties are classified as a component of the provision for income taxes. The amount of tax interest expense (credit) was approximately $(0.4) million, $(3.3) million, and $2.2 million in 2021,

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

2020 and 2019, respectively. The total amount of accrued interest is included in “other liabilities”, and was approximately $12.4 million as of December 25, 2021 and $14.0 million as of December 26, 2020. No penalties were accrued for the periods presented.

The following table provides a reconciliation of unrecognized tax benefits:

	December 25,	December 26,	December 28,
	2021	2020	2019
Balance, beginning of period	$70,000	$91,100	$77,800
Additions based on current year tax positions	3,300	4,900	4,900
Additions based on prior year tax positions	10,800	7,900	17,300
Reductions based on prior year tax positions	(1,000)	(1,000)	(1,000)
Reductions resulting from settlements with taxing authorities	(9,500)	(18,600)	(4,200)
Reductions resulting from lapse in statutes of limitations	(2,500)	(14,300)	(3,700)
Balance, end of period	$71,100	$70,000	$91,100

Note 14 – Commitments and Contingencies

Purchase Commitments

In our health care distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution. Future minimum annual payments for inventory purchase commitments as of December 25, 2021 were:

2022	$111,696
2023	488
Total minimum inventory purchase commitment payments	$112,184

Employment, Consulting and Non-Compete Agreements

We have employment, consulting and non-compete agreements that have varying base aggregate annual payments for the years 2022 through 2026 and thereafter of approximately $24.6 million, $4.7 million, $0.9 million, $0.8 million, $0.8 million, and $0.0 million, respectively. We also have lifetime consulting agreements that provide for current compensation of $0.4 million per year, increasing $25 every fifth year with the next increase in 2022. In addition, some agreements have provisions for additional incentives and compensation.

Litigation

Henry Schein has been named as a defendant in multiple lawsuits (currently less than one-hundred and seventy-five (175); in less than half of those cases one or more of Schein’s affiliated companies is also named as a defendant), which allege that manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including Henry Schein, Inc.) reaped financial rewards by refusing or otherwise failing to monitor appropriately and restrict the improper distribution of those drugs. These actions consist of some that have been consolidated within the MultiDistrict Litigation (“MDL”) proceeding In Re National Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804) and are currently abated for discovery purposes, and others which remain pending in state courts and are proceeding independently and outside of the MDL. At this time, the only cases set for trial are: the action filed by Mobile County Board of Health, et al., in Alabama state court, which is currently set for a jury trial on January 9, 2023; and the action filed by DCH Health Care Authority, et al. in Alabama state court, which is currently scheduled for a jury trial on March 20, 2023. The court for the pending cases filed by hospitals in West Virginia

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

has indicated it intends to set trials for all defendants in 2022. However, as of this filing, the West Virginia hospital cases against Henry Schein have not been set for trial. Of Henry Schein’s 2021 revenue of approximately $12.4 billion from continuing operations, sales of opioids represented less than two-tenths of 1 percent. Opioids represent a negligible part of our business. We intend to defend ourselves vigorously against these actions.

On February 5, 2021, Jack Garnsey filed a putative shareholder derivative action on behalf of Covetrus, Inc. in the U.S. District Court for the Eastern District of New York, naming as defendants Benjamin Shaw, Christine T. Komola, Steven Paladino, Betsy Atkins, Deborah G. Ellinger, Sandra L. Helton, Philip A. Laskaway, Mark J. Manoff, Edward M. McNamara, Ravi Sachdev, David E. Shaw, Benjamin Wolin, and Henry Schein, Inc., with Covetrus, Inc. named as a nominal defendant. The complaint alleges that the individual defendants breached their fiduciary duties under state law in connection with the same allegations asserted in the City of Hollywood securities class action described in our prior filings with the SEC and further alleges that Henry Schein aided and abetted such breaches. The complaint also asserts claims for contribution under the federal securities laws against Henry Schein and other defendants, also arising out of the allegations in the City of Hollywood lawsuit. The complaint seeks declaratory, injunctive, and monetary relief. A second similar complaint, Stegmann v. Wolin, was filed in the same court on March 30, 2021, which did not name the Company as a defendant. Plaintiffs agreed to dismiss Henry Schein from the consolidated amended complaint without prejudice; and the court “so ordered” the stipulation dismissing Henry Schein as a defendant on December 13, 2021.

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

As of December 25, 2021, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 15 – Stock-Based Compensation

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2020 Stock Incentive Plan and our 2015 Non-Employee Director Stock Incentive Plan (together, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Historically, equity-based awards have been granted solely in the form of time-based and performance-based restricted stock units (“RSUs”). However, beginning in 2021, our equity-based awards have been granted in the form of time-based RSUs and non-qualified stock options. As of December 25, 2021, there were 70,943 shares authorized and 9,368 shares available to be granted under the 2020 Stock Incentive Plan and 1,893 shares authorized and 229 shares available to be granted under the 2015 Non-Employee Director Stock Incentive Plan.

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

The Plans provide for adjustments to the performance-based RSU targets for significant events, including, without limitation, acquisitions, divestitures, new business ventures, certain capital transactions (including share repurchases), restructuring costs, if any, certain litigation settlements or payments, if any, changes in accounting principles or in applicable laws or regulations, changes in income tax rates in certain markets and foreign exchange fluctuations. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon our estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics as defined under the Plans.

During the three months ended March 27, 2021, as a result of the continuing economic risk and uncertainty resulting from the ongoing COVID-19 pandemic, the Compensation Committee decided to adjust the form of awards granted under our 2021 long-term incentive program for our 2021 fiscal year in a manner that focuses on our long-term value by granting non-qualified stock options and time-based RSUs rather than performance-based RSUs. Stock options are awards that allow the recipient to purchase shares of our common stock at a fixed price following vesting of the stock options. Stock options are granted at an exercise price equal to our closing stock price on the date of grant. Stock options issued during 2021 vest one-third per year based on the recipient’s continued service, subject to the terms and conditions of the Plans, are fully vested three years from the grant date and have a contractual term of ten years from the grant date, subject to earlier termination of the term upon certain events. Compensation expense for these stock options is recognized using a graded vesting method. We estimate the fair value of stock options using the Black-Scholes valuation model.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

In addition to equity-based awards under the 2021 long-term incentive program under the 2020 Stock Incentive Plan, the Compensation Committee granted a Special Pandemic Recognition Award under the 2020 Stock Incentive Plan to recipients of performance-based RSUs under the 2018 long-term incentive program. These time-based RSU awards vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date, based on the recipient’s continued service and subject to the terms and conditions of the Plans, and are recorded as compensation expense using a graded vesting method.

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $78.4 million ($59.8 million after-tax), $8.8 million ($7.1 million after-tax) and $44.9 million ($34.4 million after-tax) for the years ended December 25, 2021, December 26, 2020 and December 28, 2019.

Total unrecognized compensation cost related to non-vested awards as of December 25, 2021 was $79.8 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

The weighted-average grant date fair value of stock-based awards granted before forfeitures was $62.72, $60.23 and $56.83 per share during the years ended December 25, 2021, December 26, 2020 and December 28, 2019.

Certain stock-based compensation granted may require us to settle in the form of a cash payment. During the year ended December 25, 2021, we recorded a liability of $0.9 million relating to the grant date fair value of stock-based compensation to be settled in cash.

We record deferred income tax assets for awards that will result in future deductions on our income tax returns based on the amount of compensation cost recognized and our statutory tax rate in the jurisdiction in which we will receive a deduction.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented. In the accompanying consolidated statements of cash flows, there were no benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the years ended December 25, 2021, December 26, 2020 and December 28, 2019.

The following weighted-average assumptions were used in determining the most recent fair values of stock options using the Black-Scholes valuation model:

2021
Expected dividend yield	0.0%
Expected stock price volatility	27.10%
Risk-free interest rate	1.33%
Expected life of options (years)	6.00

We have not declared cash dividends on our stock in the past and we do not anticipate declaring cash dividends in the foreseeable future. The expected stock price volatility is based on implied volatilities from traded options on our stock, historical volatility of our stock, and other factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant in conjunction with considering the expected life of options. The six-year expected life of the options was determined using the simplified method for estimating the expected term as permitted under SAB Topic 14. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock options, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table summarizes the stock option activity for the year ended December 25, 2021:

	Stock Options

		Weighted	Remaining
		Average	Weighted Average	Aggregate
		Exercise	Remaining Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Outstanding at beginning of year	-	$-
Granted	817	63.21
Forfeited	(50)	62.75
Outstanding at end of year	767	$63.24	9.2	$9,027

Options exercisable at end of year	1	$62.71	6.1	$8

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Life (in years)	(in thousands)
Vested or expected to vest	736	$63.26	9.2	$8,642

The following tables summarize the activity of our unvested RSUs for the year ended December 25, 2021:

	Time-Based Restricted Stock Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,459	$57.61
Granted	843	63.38
Vested	(269)	66.85
Forfeited	(87)	60.55
Outstanding at end of period	1,946	$58.79	$74.93

	Performance-Based Restricted Stock Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	136	$53.52
Granted	669	59.29
Vested	(84)	52.49
Forfeited	(46)	59.72
Outstanding at end of period	675	$59.63	$74.93

The total intrinsic value per share of RSUs that vested was $73.99, $61.49 and $64.31 during the years ended December 25, 2021, December 26, 2020 and December 28, 2019.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 16 – Employee Benefit Plans

Defined benefit plans

Certain of our employees in our international markets participate in various noncontributory defined benefit plans. These plans are managed to provide pension benefits to covered employees in accordance with local regulations and practices. Our unfunded liability for these plans are recorded in accrued expenses: other and other liabilities within our consolidated balance sheets. The following table presents the changes in projected benefit obligations, plan assets, and the funded status of our defined benefit pension plans:

	Years Ended
	December 25,	December 26,
	2021	2020
Obligation and funded status:
Change in benefit obligation
Projected benefit obligation, beginning of period	$130,095	$120,622
Service costs	3,692	3,186
Interest cost	421	518
Past service cost	5,348	-
Actuarial gain (loss)	(5,451)	569
Benefits (paid) received (1)	422	(3,685)
Participant contributions	936	839
Settlements	(2,256)	(2,143)
Effect of foreign currency translation	(5,011)	10,189
Projected benefit obligation, end of period	$128,196	$130,095

Change in plan assets
Fair value of plan assets at beginning of period	$64,708	$60,090
Actual return on plan assets	5,091	1,772
Employer contributions	1,713	1,545
Plan participant contributions	936	839
Expected return on plan assets	3,988	987
Benefit (paid) received (1)	1,990	(1,988)
Settlements	(2,256)	(2,143)
Effect of foreign currency translation	(1,111)	3,606
Fair value of plan assets at end of period	$75,059	$64,708

Unfunded status at end of period	$53,137	$65,387

(1) Includes regular benefit payments and amounts transferred in by new participants.

The majority of our defined benefit plans are unfunded, with the exception of one plan in one country where the amount of assets exceeds the projected benefit obligation by approximately $5.8 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table provides the amounts recognized in our consolidated balance sheets for our defined benefit pension plans:

	Years Ended
	December 25,	December 26,
	2021	2020
Current liabilities	$991	$1,031
Non-Current liabilities	52,146	64,356
Accumulated other comprehensive loss, pre-tax	20,456	29,798

The following table provides the net periodic pension cost for our defined benefit plans:

	Years Ended
	December 25,	December 26,	December 28,
	2021	2020	2019
Service cost	$3,692	$3,186	$1,655
Interest cost	421	518	899
Expected return on plan assets	(451)	(421)	(337)
Employee contributions	(483)	(371)	-
Amortization of prior service credit	871	785	300
Recognized net actuarial loss	252	447	92
Settlements	98	155	373
Net periodic pension cost	$4,400	$4,299	$2,982

The following tables present the weighted-average actuarial assumptions used to determine our pension benefit obligation and our net periodic pension cost for the periods presented:

	Years Ended
	December 25,	December 26,
Pension Benefit Obligation	2021	2020
Weighted average discount rate	0.87%	0.54%

	Years Ended
	December 25,	December 26,	December 28,
Net Periodic Pension Cost	2021	2020	2019
Discount rate-pension benefit	0.56%	0.51%	1.14%
Expected return on plan assets	0.71%	0.87%	0.87%
Rate of compensation increase	1.95%	1.97%	2.20%
Pension increase rate	0.72%	0.67%	0.77%

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table presents the estimated pension benefit payments that are payable to the plan’s participants as of December 25, 2021:

Year
2022	$5,503
2023	6,109
2024	5,837
2025	5,174
2026	5,162
2027 to 2031	32,857
Total	$60,642

401(k) Plans

We offer qualified 401(k) plans to substantially all our domestic full-time employees. As determined by our Board of Directors, matching contributions to these plans generally do not exceed 100% of the participants’ contributions up to 7% of their base compensation, subject to applicable legal limits. Matching contributions consist of cash and were allocated entirely to the participants’ investment elections on file, subject to a 20% allocation limit to the Henry Schein Stock Fund. Due to the impact of COVID-19, as part of our initiative to generate cash savings, we suspended the matching contribution for the second half of 2020. The matching contribution has been reinstated for 2021. Forfeitures attributable to participants whose employment terminates prior to becoming fully vested are used to reduce our matching contributions and offset administrative expenses of the 401(k) plans.

Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options. Matching contributions related to these plans charged to operations during the years ended December 25, 2021, December 26, 2020 and December 28, 2019 amounted to $37.5 million, $20.5 million and $35.4 million, respectively.

Supplemental Executive Retirement Plan

We offer an unfunded, non-qualified SERP to eligible employees. This plan generally covers officers and certain highly compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit. Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan. Due to the impact of COVID-19, as part of our initiative to generate cash savings, we suspended contributions under the SERP for the second half of 2020. Contributions to the SERP were restored in 2021. The amounts charged to operations during the years ended December 25, 2021, December 26, 2020 and December 28, 2019 amounted to $2.4 million, $2.8 million and $4.0 million, respectively. Please see Note 11 – Derivatives and Hedging Activities for additional information.

Deferred Compensation Plan

During 2011, we began to offer DCP to a select group of management or highly compensated employees of the Company and certain subsidiaries. This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees. The amounts charged to operations during the years ended December 25, 2021, December 26, 2020 and December 28, 2019 were approximately $8.4 million, $7.8 million and $8.3 million, respectively. Please see Note 11 – Derivatives and Hedging Activities for additional information.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 17 – Redeemable Noncontrolling Interests

Some minority stockholders in certain of our consolidated subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. ASC 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the redeemable noncontrolling interests for the years ended December 25, 2021, December 26, 2020 and December 28, 2019 are presented in the following table:

	December 25,	December 26,	December 28,
	2021	2020	2019
Balance, beginning of period	$327,699	$287,258	$219,724
Decrease in redeemable noncontrolling interests due to acquisitions of
noncontrolling interests in subsidiaries	(60,240)	(17,241)	(2,270)
Increase in redeemable noncontrolling interests due to
business acquisitions	188,977	28,387	74,865
Net income attributable to redeemable noncontrolling interests	23,358	13,363	14,838
Dividends declared	(20,756)	(12,631)	(10,264)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(6,005)	(4,279)	(2,335)
Change in fair value of redeemable securities	160,279	32,842	(7,300)
Balance, end of period	$613,312	$327,699	$287,258

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 18 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	December 25,	December 26,	December 28,
	2021	2020	2019
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(30,622)	$(24,617)	$(20,338)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$412	$235	$(531)

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$(154,578)	$(76,565)	$(143,172)
Unrealized loss from foreign currency hedging activities	(2,046)	(11,488)	(4,032)
Unrealized investment gain (loss)	(8)	1	6
Pension adjustment loss	(14,846)	(20,032)	(20,175)
Accumulated other comprehensive loss	$(171,478)	$(108,084)	$(167,373)

Total Accumulated other comprehensive loss	$(201,688)	$(132,466)	$(188,242)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	December 25,	December 26,	December 28,
	2021	2020	2019
Net income	$660,526	$419,423	$719,138

Foreign currency translation gain (loss)	(83,841)	63,094	(4,070)
Tax effect	-	-	-
Foreign currency translation gain (loss)	(83,841)	63,094	(4,070)

Unrealized gain (loss) from foreign currency hedging activities	12,717	(10,224)	(4,911)
Tax effect	(3,275)	2,768	1,035
Unrealized gain (loss) from foreign currency hedging activities	9,442	(7,456)	(3,876)

Unrealized investment gain (loss)	(12)	(6)	14
Tax effect	3	1	(2)
Unrealized investment gain (loss)	(9)	(5)	12

Pension adjustment gain (loss)	7,612	(533)	(7,730)
Tax effect	(2,426)	676	1,806
Pension adjustment gain (loss)	5,186	143	(5,924)

Comprehensive income	$591,304	$475,199	$705,280

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Our financial statements are denominated in the U.S. Dollar currency. Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income. The foreign currency translation gain (loss) during the years ended December 25, 2021, December 26, 2020 and December 28, 2019 was primarily impacted by changes in foreign currency exchange rates of the Euro, Brazilian Real, New Zealand Dollar, British Pound, Canadian Dollar, and Australian Dollar. The foreign currency translation gain (loss) during the years ended December 25, 2021, December 26, 2020 and December 28, 2019, was also attributable to a net investment hedge that was entered into during 2019. See Note 11-Derivatives and Hedging Activities for further information.

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	December 25,	December 26,	December 28,
	2021	2020	2019
Comprehensive income attributable to
Henry Schein, Inc.	$567,838	$463,083	$682,724
Comprehensive income attributable to
noncontrolling interests	6,113	3,032	9,827
Comprehensive income attributable to
Redeemable noncontrolling interests	17,353	9,084	12,729
Comprehensive income	$591,304	$475,199	$705,280

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 19 – Discontinued Operations

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

In February 2019, we completed the Animal Health Spin-off. During the years ended December 26, 2020 and December 28, 2019, we incurred $0.1 million and $23.6 million in transaction costs associated with this transaction. All transaction costs related to the Animal Health Spin-off have been included in results from discontinued operations.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Summarized financial information for our discontinued operations is as follows:

	Years Ended
	December 26,	December 28,
	2020	2019

Net sales	$-	$319,522
Cost of goods sold	-	260,097
Gross profit	-	59,425
Selling, general and administrative	2,347	68,919
Operating loss	(2,347)	(9,494)
Income tax benefit	(3,333)	(2,181)
Income (loss) from discontinued operations	986	(6,323)
Net loss attributable to noncontrolling interests	-	366
Net income (loss) from discontinued operations
attributable to Henry Schein, Inc.	986	(5,957)

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

Note 20 – Plans of Restructuring

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

During the years ended December 25, 2021, December 26, 2020, and December 28, 2019 we recorded restructuring charges of $7.9 million, $32.1 million and $14.7 million, respectively. The restructuring costs for these periods included costs for severance benefits and facility exit costs. The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Our restructuring activities under this initiative are now complete and we do not expect to report any restructuring costs separately in 2022.

The following table shows the net amounts expensed and paid for restructuring costs that were incurred during our 2021, 2020 and 2019 fiscal years and the remaining accrued balance of restructuring costs as of December 25, 2021, which is included in accrued expenses: other within our consolidated balance sheets:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 29, 2018	$29,964	$1,603	$158	$31,725
Provision	13,741	937	27	14,705
Payments and other adjustments	(30,794)	(1,714)	(112)	(32,620)
Balance, December 28, 2019	$12,911	$826	$73	$13,810
Provision	25,855	5,878	360	32,093
Payments and other adjustments	(26,152)	(6,309)	(329)	(32,790)
Balance, December 26, 2020	$12,614	$395	$104	$13,113
Provision	7,717	(111)	333	7,939
Payments and other adjustments	(16,072)	(226)	(434)	(16,732)
Balance, December 25, 2021	$4,259	$58	$3	$4,320

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during our 2021, 2020 and 2019 fiscal years and the remaining accrued balance of restructuring costs as of December 25, 2021:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 29, 2018	$30,291	$1,434	$31,725
Provision	13,935	770	14,705
Payments and other adjustments	(30,853)	(1,767)	(32,620)
Balance, December 28, 2019	$13,373	$437	$13,810
Provision	30,935	1,158	32,093
Payments and other adjustments	(31,484)	(1,306)	(32,790)
Balance, December 26, 2020	$12,824	$289	$13,113
Provision	5,939	2,000	7,939
Payments and other adjustments	(15,692)	(1,040)	(16,732)
Balance, December 25, 2021	$3,071	$1,249	$4,320

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 21 – Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Henry Schein, Inc. by the weighted-average number of common shares outstanding for the period. Our diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable for presently unvested restricted stock and RSUs and upon exercise of stock options using the treasury stock method in periods in which they have a dilutive effect.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Years Ended
	December 25,	December 26,	December 28,
	2021	2020	2019
Basic	140,091	142,504	147,817
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,682	900	1,440
Diluted	141,773	143,404	149,257

Note 22 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Years ended
	December 25,	December 26,	December 28,
	2021	2020	2019
Interest	$29,455	$43,123	$54,685
Income taxes	241,887	206,796	177,277

For the years ended December 25, 2021, December 26, 2020 and December 28, 2019, we had $12.7 million, $(10.2) million and $(4.9) million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 23 – Related Party Transactions

In connection with the completion of the Animal Health Spin-off during our 2019 fiscal year, we entered into a transition services agreement with Covetrus under which we agreed to provide certain transition services for up to twenty-four months in areas such as information technology, finance and accounting, human resources, supply chain, and real estate and facility services.(see Note 19 – Discontinued Operations for additional details).

For the years ended December 26, 2020 and December 28, 2019, we recorded approximately $13.0 million and $17.5 million of fees for these services, respectively. Pursuant to the transition services agreement, Covetrus purchased certain products from us. During the years ended December 26, 2020 and December 28, 2019, net sales to Covetrus under the transition services agreement were approximately $75.3 million and $81.3 million, respectively. Sales to Covetrus under the transition services agreement ended in December 2020. At December 26, 2020 we had $0.3 million payable to Covetrus under this transition services agreement.

In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was formed on July 1, 2018, we entered into a ten-year royalty agreement with Internet Brands whereby we will pay Internet Brands approximately $31.0 million annually for the use of their intellectual property. During 2021, 2020, and 2019, we recorded $31.0 million, $31.0 million, and $31.0 million, respectively in connection with costs related to this royalty agreement. As of December 25, 2021 and December 26, 2020, Henry Schein One, LLC had a net receivable balance due from Internet Brands of $9.2 million and $7.7 million, respectively, comprised of amounts related to results of operations and the royalty agreement. The components of this net receivable are recorded with prepaid and other and accrued expenses: other within our consolidated balance sheets.

During our normal course of business, we have interests in entities that we account for under the equity accounting method. During our fiscal years ended 2021, 2020, and 2019, we recorded net sales of $66.6 million, $54.5 million, and $88.3 respectively, to such entities. During our fiscal years ended 2021, 2020 and 2019, we purchased $21.8 million, $17.2 million, and $11.8 million respectively, from such entities. At December 25, 2021 and December 26, 2020, we had in aggregate $44.7 million and $36.4 million, due from our equity affiliates, and $9.0 million and $8.6 million due to our equity affiliates, respectively.

Certain of our facilities related to our acquisitions are leased from employees and minority shareholders. Please see Note 6 – Leases for further information.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 25, 2021, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During the quarter ended December 25, 2021, we completed the acquisition of a dental business in North America with annual revenues of approximately $62 million. In addition, post-acquisition integration related activities continued for our medical and dental businesses acquired during prior quarters, representing aggregate annual revenues of approximately $429 million. These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition.

All acquisitions and continued acquisition integrations involve necessary and appropriate change-management controls that are considered in our quarterly assessment of the design and operating effectiveness of our internal control over financial reporting.

In addition, as a result of a combination of continued government imposed and Company directed closures of some of our facilities due to the COVID-19 pandemic, we have had to maintain a number of changes to the operating methods of some of our internal controls. For example, moving from manual sign-offs and in-person meetings to electronic sign-offs and electronic communications such as email and telephonic or video conference due to out-of-office working arrangements. However, the design of our internal control framework and objectives over financial reporting remains unchanged and we do not believe that these changes have materially affected, or are reasonably likely to materially affect, the effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 25, 2021.

The effectiveness of our internal control over financial reporting as of December 25, 2021, has been independently audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

Stockholders and Board of Directors

Henry Schein, Inc.

Melville, NY

Opinion on Internal Control over Financial Reporting

We have audited Henry Schein, Inc.’s (the “Company’s”) internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 25, 2021 and December 26, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2021, and the related notes and schedule and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

New York, NY

February 15, 2022

ITEM 9B. Other Information

Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors,” with respect to directors, and the first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees - Audit Committee,” with respect to corporate governance, in each case in our definitive 2022 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Information about our Executive Officers” in Part I of this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2021 Proxy Statement filed pursuant to Regulation 14A on March 30, 2021.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Delinquent Section 16(a) Reports” in our definitive 2022 Proxy Statement to be filed pursuant to Regulation 14A, to the extent responsive disclosure is required.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller. We make available free of charge through our Internet website, www.henryschein.com, under the “About Henry Schein--Corporate Governance Highlights” caption, our Code of Ethics. We intend to disclose on our Web site any amendment to, or waiver of, a provision of the Code of Ethics.

ITEM 11. Executive Compensation

The information required by this item is hereby incorporated by reference to the Sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2022 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We maintain several stock incentive plans for the benefit of certain officers, directors and employees. All active plans have been approved by our stockholders. Descriptions of these plans appear in the notes to our consolidated financial statements. The following table summarizes information relating to these plans as of December 25, 2021:

	Number of Common
	Shares to be Issued Upon	Weighted- Average	Number of Common
	Exercise of Outstanding	Exercise Price of	Shares Available for
Plan Category	Options and Rights	Outstanding Options	Future Issuances
Plans Approved by Stockholders	-	$-	9,597,745
Plans Not Approved by Stockholders	-	-	-
Total	-	$-	9,597,745

The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2022 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and Committees – Independent Directors” in our definitive 2022 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2022 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

1.	Financial Statements:
Our Consolidated Financial Statements filed as a part of this report are listed on the index on
Page 59.

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

3.1	Second Amended and Restated Certificate of Incorporation of Henry Schein, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 1, 2018.)

3.2	Third Amended and Restated By-Laws of the Company, effective May 13, 2021. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 17, 2021.)

4.1

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

4.4

Multicurrency Private Shelf Agreement, dated as of October 20, 2021, by and among us, AIG Asset Management (U.S.), LLC and each AIG affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 21, 2021.)

4.5	Description of Securities.+

10.1

Henry Schein, Inc. 2013 Stock Incentive Plan, as amended and restated effective as of May 14, 2013. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.2

Form of 2018 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed on May 8, 2018.)**

10.3

Form of 2019 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed on May 7, 2019.)**

10.4

Form of 2019 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed on May 7, 2019.)**

10.5

Henry Schein, Inc. 2020 Stock Incentive Plan, as amended and restated effective as of May 21, 2020. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2020.)**

10.6

Form of 2021 Stock Option Agreement pursuant to the Henry Schein, Inc. 2020 Stock Incentive Plan (as amended and restated effective as of May 21, 2020). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2021.)**

10.7

Form of 2021 Special Pandemic Recognition Award Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2020 Stock Incentive Plan (as amended and restated effective as of May 21, 2020). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2021 filed on May 4, 2021.)**

10.8

Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed on July 29, 2015.)**

10.9

Form of 2018 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of June 22, 2015). (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed on May 8, 2018.)**

10.10

Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2013 filed on November 5, 2013.)**

10.11

Amendment Number One to the Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2020 filed on February 20, 2020.)**

10.12

Amendment Number Two to the Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020 filed on May 5, 2020.)**

10.13

Amendment Number Three to the Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020 filed on November 2, 2020.)**

10.14

Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004. (Incorporated by reference to Exhibit D to our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004.)**

10.15

Henry Schein, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

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

10.33

Amended and Restated Revolving Credit Agreement, dated as of August 20, 2021, among us, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 23, 2021.)

10.34

Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2013.)

10.35

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

10.36

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

10.37

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

10.38

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

10.39

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

10.40

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

10.41

Amendment No. 6 dated as of June 22, 2020 to the Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2020.)

10.42

Amendment No. 7 dated as of October 20, 2021 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 21, 2021.)

10.43

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

10.44

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

10.45

Receivables Sale Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 19, 2013.)

10.46

Form of Indemnification Agreement between us and certain directors and executive officers who are a party thereto (Mohamed Ali, Barry J. Alperin, Ph.D., Deborah Derby, Joseph L. Herring, Kurt P. Kuehn, Philip A. Laskawy, Anne H. Margulies, Carol Raphael, E. Dianne Rekow, DDS, Ph.D., Scott P. Serota, Bradley T. Sheares, Ph.D., Reed V. Tuckson, M.D., FACP, Gerald A. Benjamin, Stanley M. Bergman, James P. Breslawski, Brad Connett, Michael S. Ettinger, Lorelei McGlynn, Mark E. Mlotek, Steven Paladino and Walter Siegel, respectively). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015 filed on November 4, 2015.)**

21.1	List of our Subsidiaries.+

23.1	Consent of BDO USA, LLP.+

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.+
101.SCH	Inline XBRL Taxonomy Extension Schema Document+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104	The cover page of Henry Schein, Inc.’s Annual Report on Form 10-K for the year ended December 25, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments).+

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
February 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer	February 15, 2022
Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial Officer	February 15, 2022
Steven Paladino	and Director (principal financial and accounting officer)

/s/ JAMES P. BRESLAWSKI	Vice Chairman, President and Director	February 15, 2022
James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	February 15, 2022
Gerald A. Benjamin

/s/ MARK E. MLOTEK	Director	February 15, 2022
Mark E. Mlotek

/s/ MOHAMAD ALI	Director	February 15, 2022
Mohamad Ali

/s/ BARRY J. ALPERIN	Director	February 15, 2022
Barry J. Alperin

/s/ DEBORAH DERBY	Director	February 15, 2022
Deborah Derby

/s/ JOSEPH L. HERRING	Director	February 15, 2022
Joseph L. Herring

/s/ KURT P. KUEHN	Director	February 15, 2022
Kurt P. Kuehn

/s/ PHILIP A. LASKAWY	Director	February 15, 2022
Philip A. Laskawy

/s/ ANNE H. MARGULIES	Director	February 15, 2022
Anne H. Margulies

/s/ CAROL RAPHAEL	Director	February 15, 2022
Carol Raphael

/s/ E. DIANNE REKOW	Director	February 15, 2022
E. Dianne Rekow, DDS, Ph.D.

/s/ SCOTT SEROTA	Director	February 15, 2022
Scott Serota

/s/ BRADLEY T. SHEARES, PH. D.	Director	February 15, 2022
Bradley T. Sheares, Ph. D.

/s/ REED V. TUCKSON, M.D., FACP	Director	February 15, 2022
Reed V. Tuckson, M.D., FACP

Schedule II

Valuation and Qualifying Accounts

(in thousands)

		Additions (Reductions)
		Charged	Charged
	Balance at	(credited) to	(credited) to		Balance at
	beginning of	statement of	other		end of
Description	period	income (1)	accounts (2)	Deductions (3)	period

Year ended December 25, 2021:
Allowance for doubtful accounts
and other	$88,030	$(7,748)	$(4,624)	$(8,490)	$67,168

Year ended December 26, 2020:
Allowance for doubtful accounts
and other	$60,002	$35,137	$730	$(7,839)	$88,030

Year ended December 28, 2019:
Allowance for doubtful accounts
and other	$53,121	$12,612	$134	$(5,865)	$60,002

(1)	Represents amounts charged (credited) to bad debt expense.

(2)

Amounts charged (credited) to other accounts primarily relate to provision for late fees and the impact of foreign currency exchange rates and the adoption of ASU No. 2016-13 effective December 29, 2019.

(3)	Deductions primarily consist of fully reserved accounts receivable that have been written off.