Form 10-Q
period 2022-03-26
HENRY SCHEIN INC
filed 2022-05-03
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly

period ended
March 26, 2022
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
Yes
☐

No
☒
As of April 25, 2022, there were
138,050,781

shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Balance Sheets as of March 26, 2022 and December 25, 2021
3
Condensed Statements of Income for the three months ended
March 26, 2022 and March 27, 2021
4
Condensed Statements of Comprehensive Income for the three months ended
March 26, 2022 and March 27, 2021
5
Condensed Statement of Changes in Stockholders' Equity for the three months ended
March 26, 2022 and March 27, 2021
6
Condensed Statements of Cash Flows for the three months ended
March 26, 2022 and March 27, 2021
7
Notes to Consolidated Financial Statements
8
Note 1 – Basis of Presentation
8
Note 2 – Critical Accounting Policies, Accounting Pronouncements Adopted
and Recently Issued Accounting Standards
9
Note 3 – Revenue from Contracts with Customers
10
Note 4 – Segment Data
11
Note 5 – Business Acquisitions
12
Note 6 – Fair Value Measurements
14
Note 7 – Debt
16
Note 8 – Income Taxes
18
Note 9 – Legal Proceedings
19
Note 10 – Stock-Based Compensation
20
Note 11 – Redeemable Noncontrolling Interests
23
Note 12 – Comprehensive Income
23
Note 13 – Plans of Restructuring
24
Note 14 – Earnings Per Share
25
Note 15 – Supplemental Cash Flow Information
25
Note 16 – Related Party Transactions
26
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
27
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
38
ITEM 4.
Controls and Procedures
39
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
40
ITEM 1A.
Risk Factors
40
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
40
ITEM 5.
Other Information
41
ITEM 6.
Exhibits
42
Signature
43

See accompanying notes.

PART

I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions,

except share data)
March 26, December 25,
2022 2021
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents

$
126
$
118
Accounts receivable, net of reserves of $
70

and $
67
1,444
1,452
Inventories, net
1,871
1,861
Prepaid expenses and other

389
413
Total current assets

3,830
3,844
Property and equipment, net

358
366
Operating lease right-of-use assets
331
325
Goodwill

2,857
2,854
Other intangibles, net

644
668
Investments and other
427
424
Total assets

$
8,447
$
8,481
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable

$
914
$
1,054
Bank credit lines

90
51
Current maturities of long-term debt

3
11
Operating lease liabilities
76
76
Accrued expenses:
Payroll and related

326
385
Taxes

174
137
Other

561
593
Total current liabilities

2,144
2,307
Long-term debt

773
811
Deferred income taxes

40
42
Operating lease liabilities
277
268
Other liabilities

376
377
Total liabilities

3,610
3,805
Redeemable noncontrolling interests

613
613
Commitments and contingencies

(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
137,708,809

outstanding on March 26, 2022 and
137,145,558

outstanding on December 25, 2021
1
1
Additional paid-in capital
-
-
Retained earnings

3,759
3,595
Accumulated other comprehensive loss

(168)
(171)
Total Henry Schein, Inc. stockholders' equity
3,592
3,425
Noncontrolling interests
632
638
Total stockholders' equity

4,224
4,063
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
8,447
$
8,481

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME
(unaudited, in millions, except share and per share data)
Three Months Ended
March 26, March 27,
2022 2021
Net sales

$
3,179
$
2,925
Cost of sales

2,206
2,034
Gross profit

973
891
Operating expenses:

Selling, general and administrative

682
614
Depreciation and amortization
47
44
Restructuring costs

-
3
Operating income

244
230
Other income (expense):

Interest income

2
2
Interest expense

(7)
(6)
Income before taxes, equity in earnings of affiliates and noncontrolling interests
239
226
Income taxes

(57)
(57)
Equity in earnings of affiliates

4
6
Net income

186
175
Less: Net income attributable to noncontrolling interests

(5)
(9)
Net income attributable to Henry Schein, Inc.

$
181
$
166
Earnings per share attributable to Henry Schein, Inc.:

Basic

$
1.31
$
1.17
Diluted

$
1.30
$
1.16
Weighted-average common

shares outstanding:

Basic

137,296,581
142,298,387
Diluted

139,237,472
143,397,724

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(unaudited, in millions)
Three Months Ended
March 26, March 27,
2022 2021
Net income

$
186
$
175
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)
3
(38)
Unrealized gain from foreign currency hedging activities

1
3
Pension adjustment gain
-
1
Other comprehensive income (loss), net of tax

4
(34)
Comprehensive income

190
141
Comprehensive income attributable to noncontrolling interests:

Net income

(5)
(9)
Foreign currency translation (gain) loss
(1)
6
Comprehensive income attributable to noncontrolling interests

(6)
(3)
Comprehensive income attributable to Henry Schein, Inc.

$
184
$
138

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN

STOCKHOLDERS’ EQUITY
(unaudited, in millions, except share data)
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 25, 2021
137,145,558
$
1
$
-
$
3,595
$
(171)
$
638
$
4,063
Net income (excluding $
4

attributable to Redeemable
noncontrolling interests) -
-
-
181
-
1
182
Foreign currency translation gain (excluding gain of $
1
attributable to Redeemable noncontrolling interests) -
-
-
-
2
-
2
Unrealized gain from foreign currency hedging activities,
net of tax of $
1
-
-
-
-
1
-
1
Purchase of noncontrolling interests -
-
-
-
-
(7)
(7)
Change in fair value of redeemable securities -
-
(3)
-
-
-
(3)
Stock-based compensation expense
876,161
-
12
-
-
-
12
Stock issued upon exercise of stock options
26,233
-
2
-
-
-
2
Shares withheld for payroll taxes
(336,331)
-
(28)
-
-
-
(28)
Settlement of stock-based compensation awards
(2,812)
-
-
-
-
-
-
Transfer of charges in excess of

capital
-
-
17
(17)
-
-
-
Balance, March 26, 2022
137,708,809
$
1
$
-
$
3,759
$
(168)
$
632
$
4,224
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 26, 2020
142,462,571
$
1
$
-
$
3,455
$
(108)
$
636
$
3,984
Net income (excluding $
7

attributable to Redeemable
noncontrolling interests) -
-
-
166
-
2
168
Foreign currency translation loss (excluding loss of $
6
attributable to Redeemable noncontrolling interests) -
-
-
-
(32)
-
(32)
Unrealized gain from foreign currency hedging activities,
net of tax of $
1
-
-
-
-
3
-
3
Pension adjustment gain, net of tax of $
0
-
-
-
-
1
-
1
Change in fair value of redeemable securities -
-
(46)
-
-
-
(46)
Initial noncontrolling interests and adjustments related

to
business acquisitions -
-
-
-
-
1
1
Repurchase and retirement of common stock
(1,325,242)
-
(12)
(77)
-
-
(89)
Stock-based compensation expense
281,645
-
13
-
-
-
13
Settlement of stock-based compensation awards -
-
1
-
-
-
1
Shares withheld for payroll taxes
(108,861)
-
(7)
-
-
-
(7)
Transfer of charges in excess of

capital
-
-
51
(51)
-
-
-
Balance, March 27, 2021
141,310,113
$
1
$
-
$
3,493
$
(136)
$
639
$
3,997

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(unaudited, in millions)
Three Months Ended
March 26, March 27,
2022 2021
Cash flows from operating activities:
Net income

$
186
$
175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization

55
49
Stock-based compensation expense
12
13
Provision for (benefit from) losses on trade and other accounts receivable

1
(3)
Provision for (benefit from) deferred income taxes
(3)
11
Equity in earnings of affiliates
(4)
(6)
Distributions from equity affiliates

4
5
Changes in unrecognized tax benefits

4
3
Other

(7)
-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable

16
119
Inventories

(9)
(78)
Other current assets

26
(45)
Accounts payable and accrued expenses

(188)
(180)
Net cash provided by operating activities
93
63
Cash flows from investing activities:
Purchases of fixed assets

(19)
(14)
Payments related to equity investments and business
acquisitions, net of cash acquired

(5)
(204)
Proceeds from loan to affiliate
4
-
Other

(7)
(5)
Net cash used in investing activities

(27)
(223)
Cash flows from financing activities:
Net change in bank borrowings

30
-
Principal payments for long-term debt

(53)
(18)
Proceeds from issuance of stock upon exercise of stock options

2
-
Payments for repurchases and retirement of common stock

-
(89)
Payments for taxes related to shares withheld for employee taxes
(26)
(6)
Distributions to noncontrolling shareholders
(5)
(7)
Acquisitions of noncontrolling interests in subsidiaries

(10)
-
Net cash used in financing activities
(62)
(120)
Effect of exchange rate changes on cash and cash equivalents
4
3
Net change in cash and cash equivalents 8 (277)
Cash and cash equivalents, beginning of period

118
421
Cash and cash equivalents, end of period

$
126
$
144

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
8
Note 1 – Basis of Presentation
Our condensed consolidated financial statements include the accounts of Henry

Schein, Inc. and all of our
controlled subsidiaries.

All intercompany accounts and transactions are eliminated

in consolidation.

Investments
in unconsolidated affiliates in which we have the ability to influence the operating or financial decisions are
accounted for under the equity method.

Certain prior period amounts have been reclassified to conform to the
current period presentation.
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with
accounting principles generally accepted in the United States

(“U.S. GAAP”) for interim financial information and
with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the
information and footnote disclosures required by U.S. GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited
consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report
on Form 10-K for the year ended December 25, 2021 and with the information contained in our other publicly-
available filings with the Securities and Exchange Commission.

The condensed consolidated financial statements
reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and
financial position for the interim periods presented.

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

The results of
operations for the three months ended March 26, 2022 are not necessarily indicative of the results to be expected
for any other interim period or for the year ending December 31, 2022.
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

At
March 26, 2022 and December 25, 2021, certain trade accounts receivable that can only be used to settle
obligations of this VIE were $
77

million and $
138

million, respectively, and the liabilities of this VIE where the creditors have recourse to us were $
60

million and $
105

million, respectively.
Our condensed consolidated financial statements reflect estimates and assumptions made by us that affect, among
other things, our goodwill, long-lived asset and definite-lived intangible asset valuation; inventory valuation; equity
investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income
tax contingencies; the allowance for doubtful accounts; hedging activity;

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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
9
Note 2 – Critical Accounting Policies, Accounting Pronouncements Adopted

and Recently Issued Accounting
Standards
Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three months ended March 26,
2022, as compared to the critical accounting policies described in Item

7 of our Annual Report on Form 10-K for
the year ended December 25, 2021, except as follows:
Accounting Pronouncements Adopted
On
December 26, 2021

we adopted Accounting Standards Update (“ASU”) No. 2021 – 08, “Accounting

for
Contract Assets and Contract Liabilities from Contracts with Customers”

(Subtopic 805), as early adoption of this
ASU was permitted.

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

Our
adoption

of ASU 2021 - 08 did not have a material impact on our consolidated financial
statements.
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate
Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional expedients and exceptions for applying U.S. GAAP to contracts,

hedging relationships and other
transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or

by another
reference rate expected to be discontinued because of reference rate reform.

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
In March 2022, the FASB issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value

Hedging –
Portfolio Layer Method,” which will expand companies' abilities to hedge the benchmark interest rate risk of
portfolios of financial assets (or beneficial interests) in a fair value hedge.

This ASU expands the use of the
portfolio layer method (previously referred to as the last-of-layer method) to allow multiple hedges of a single
closed portfolio of assets using spot starting, forward starting and amortizing-notional swaps.

It also permits both
prepayable and non-prepayable financial assets to be included in the closed portfolio of assets hedged in a portfolio
layer hedge.

This ASU further requires that basis adjustments not be allocated to individual assets for active
portfolio layer method hedges, but rather be maintained on the closed portfolio of assets as a whole.

ASU 2022 –
01 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal
years.

Early adoption is permitted for any entity that has adopted the amendments in ASU 2017-12.

We do not
expect that the requirements of this guidance will have a material impact on our consolidated financial statements.
In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled
Debt Restructuring and Vintage Disclosures”.

The amendments in this ASU eliminate the accounting guidance for
troubled debt restructurings by creditors that have adopted the Current Expected

Credit Losses model and enhance

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
10
the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial
difficulty.

In addition, the amendments require a public business entity to disclose current-period gross write-offs
for financing receivables and net investment in leases by year of origination in the vintage disclosures.

ASU 2022
– 02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal
years.

Early adoption is permitted for any entity that has adopted the amendments in ASU No. 2016-13, “Financial
Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.

We do not
expect that the requirements of this guidance will have a material impact on our consolidated financial statements.
Note 3 – Revenue from Contracts with Customers
Revenue is recognized in accordance with policies disclosed in Item 8 of our

Annual Report on Form 10-K for
the year ended December 25, 2021.
Disaggregation of Net Sales
The following table disaggregates our Net sales by reportable segment and geographic area:
Three Months Ended

March 26, 2022
North America International Global
Revenues:
Health care distribution
Dental

$
1,105
723
1,828
Medical

1,150
22
1,172
Total health care distribution
2,255
745
3,000
Technology

and value-added services
156
23
179
Total revenues

$
2,411
$
768
$
3,179
Three Months Ended

March 27, 2021
North America International Global
Revenues:
Health care distribution
Dental

$
1,045
744
1,789
Medical

963
28
991
Total health care distribution
2,008
772
2,780
Technology

and value-added services
124
21
145
Total revenues

$
2,132
$
793
$
2,925
At December 25, 2021, the current portion of contract liabilities of $
89

million was reported in Accrued expenses:
Other, and $
10

million related to non-current contract liabilities was reported in Other liabilities.

During the three
months ended March 26, 2022, we recognized in revenue $
39

million of the amounts that were previously deferred
at December 25, 2021.

At March 26, 2022, the current and non-current portion of contract liabilities were $
91
million and $
9

million, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

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
32

countries worldwide.
The health care distribution reportable segment aggregates our global dental and medical operating segments. This
segment distributes consumable products, dental specialty products,

small equipment, laboratory products, large
equipment, equipment repair services, branded and generic pharmaceuticals,

vaccines, surgical products, diagnostic
tests, infection-control products, personal protective equipment (“PPE”)

and vitamins.
Our global technology and value-added services reportable segment provides software, technology and other value-
added services to health care practitioners. Our technology offerings include practice management software systems
for dental and medical practitioners. Our value-added practice solutions include practice consultancy, education,
revenue cycle management and financial services on a non-recourse basis,

e-services, practice technology, network
and hardware services, as well as continuing education services for practitioners.
The following tables present information about our reportable and operating segments:
Three Months Ended
March 26, March 27,
2022 2021
Net Sales:
Health care distribution (1)
Dental

$
1,828
$
1,789
Medical

1,172
991
Total health care distribution
3,000
2,780
Technology

and value-added services
(2)
179
145
Total

$
3,179
$
2,925
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
Three Months Ended
March 26, March 27,
2022 2021
Operating Income:
Health care distribution

$
211
$
197
Technology

and value-added services

33
33
Total $
244
$
230

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
12
Note 5

–
Business Acquisitions
2022 Acquisitions
During the three months ended March 26, 2022,

we made an acquisition within the technology and value-added services segment.

The impact of this acquisition was not considered material to our condensed consolidated
financial statements.
2021 Acquisitions
We completed acquisitions during the three months ended March 27, 2021 which were immaterial to our financial statements.

Our ownership interest acquired ranges between approximately
65
% to
100
%.

Acquisitions within our
health care distribution segment included

companies that specialize in distribution of dental products, a provider of
home medical supplies, and product kitting and sterile packaging.

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
Acquisition consideration:
Cash $
212
Deferred consideration
2
Redeemable noncontrolling interests
75
Total consideration $
289
Identifiable assets acquired and liabilities assumed:
Current assets
87
Intangible assets
151
Other noncurrent assets
19
Current liabilities
(32)
Deferred income taxes
(9)
Other noncurrent liabilities
(22)
Total identifiable

net assets
194
Goodwill
95
Total net assets acquired $
289

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
13
The following table summarizes the identifiable intangible assets acquired during the quarter ended March 27, 2021
and their estimated useful lives as of the date of the acquisition:
Estimated
Useful Lives
(in years)
Trademark / Tradename $
23
5
Non-compete agreements
5
5
Customer relationships and lists
120
8
-
12
Product development
3
7
Total $
151
The major classes of assets and liabilities that we generally allocate purchase price to, excluding goodwill, include
identifiable intangible assets (i.e., customer relationships and lists, trademarks and trade names, product
development and non-compete agreements), inventory and accounts receivable, property, plant and equipment,
deferred taxes and other current and long-term assets and liabilities.

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

For the three months ended March 26, 2022 and March 27, 2021, there were no
material adjustments recorded in our consolidated statements of income relating to changes in estimated contingent
purchase price liabilities.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
14
Note 6 – Fair Value Measurements
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
Debt
The fair value of our debt (including bank credit lines) is classified as

Level 3 within the fair value hierarchy, and
as of March 26, 2022 and December 25, 2021 was estimated at $
866

million and $
873

million, respectively.

Factors that we considered when estimating the fair value of our debt included market conditions, such as interest
rates and credit spreads.
Derivative contracts
Derivative contracts are valued using quoted market prices and significant other observable inputs.

We use
derivative instruments to minimize our exposure to fluctuations in foreign currency exchange rates.

Our derivative
instruments primarily include foreign currency forward agreements related to certain intercompany loans, certain
forecasted inventory purchase commitments with foreign suppliers,

foreign currency forward contracts to hedge a
portion of our euro-denominated foreign operations which are designated as net investment hedges and a total
return swap for the purpose of economically hedging our unfunded non-qualified supplemental executive retirement
plan and our deferred compensation plan.

The fair values for the majority of our foreign currency derivative contracts are obtained by comparing our contract
rate to a published forward price of the underlying market rates, which is based on market rates for comparable
transactions and are classified within Level 2 of the fair value hierarchy.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
15
Redeemable noncontrolling interests
The values for Redeemable noncontrolling interests are classified within

Level 3 of the fair value hierarchy and are
based on recent transactions and/or implied multiples of earnings.

See
Note 11–Redeemable Noncontrolling
Interests
for additional information.
The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring
basis classified under the appropriate level of the fair value hierarchy as of

March 26, 2022 and December 25,
2021:
March 26, 2022
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
11
$
-
$
11
Derivative contracts undesignated
2
2
Total return

swaps
-
1
-
1
Total assets

$
-
$
14
$
-
$
14
Liabilities:
Derivative contracts designated as hedges $
-
$
1
$
-
$
1
Derivative contracts undesignated
2
2
Total liabilities

$
-
$
3
$
-
$
3
Redeemable noncontrolling interests

$
-
$
-
$
613
$
613
December 25, 2021
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
8
$
-
$
8
Derivative contracts undesignated
-
1
-
1
Total return

swaps
-
1
-
1
Total assets

$
-
$
10
$
-
$
10
Liabilities:
Derivative contracts designated as hedges $
-
$
1
$
-
$
1
Derivative contracts undesignated
-
2
-
2
Total liabilities

$
-
$
3
$
-
$
3
Redeemable noncontrolling interests

$
-
$
-
$
613
$
613

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
16
Note 7 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:
March 26, December 25,
2022 2021
Revolving credit agreement $
-
$
-
Other short-term bank credit lines
90
51
Total

$
90
$
51
Revolving Credit Agreement
On
August 20, 2021
, we entered into a new $
1

billion revolving credit agreement (the “Credit Agreement”).

This
facility, which matures on
August 20, 2026
, replaced our $
750

million revolving credit facility, which was
scheduled to mature in April 2022.

The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.

Most LIBOR rates have been discontinued after
December 31, 2021, while the remaining LIBOR rates will be discontinued

immediately after June 30, 2023.

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

As of March 26, 2022 and December 25, 2021, we had
no
borrowings under this revolving credit facility.

As of March 26, 2022 and December 25, 2021, there were $
9
million and $
9

million of letters of credit, respectively, provided to third parties under the credit facility.
Other Short-Term Bank Credit

Lines
As of March 26, 2022 and December 25, 2021, we had various other short-term bank credit lines available, of
which $
90

million and $
51

million, respectively, were outstanding.

At March 26, 2022 and December 25, 2021,
borrowings under all of these credit lines had a weighted average interest rate of
8.91
% and
10.44
%, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
17
Long-term debt
Long-term debt consisted of the following:
March 26, December 25,
2022 2021
Private placement facilities

$
699
$
706
U.S. trade accounts receivable securitization
60
105
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from
0
% to
4.27
% at March 26, 2022 and

ranging from
2.62
% to
4.27
% at December 25, 2021
10
4
Finance lease obligations
7
7
Total

776
822
Less current maturities

(3)
(11)
Total long-term debt

$
773
$
811
Private Placement Facilities
Our private placement facilities were amended on
October 20, 2021

to include
four

(previously
three
) insurance
companies, have a total facility amount of $
1.5

billion (previously $
1.0

billion), and are available on an
uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time
through
October 20, 2026

(previously
June 23, 2023
).

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
The components of our private placement facility borrowings as of March 26, 2022 are presented in the following
table:
Amount of
Borrowing
Borrowing

Date of Borrowing Outstanding Rate Due Date
January 20, 2012 $
50
3.45
% January 20, 2024
December 24, 2012
50
3.00
December 24, 2024
June 16, 2017
100
3.42
June 16, 2027
September 15, 2017
100
3.52
September 15, 2029
January 2, 2018
100
3.32
January 2, 2028
September 2, 2020
100
2.35
September 2, 2030
June 2, 2021
100
2.48
June 2, 2031
June 2, 2021
100
2.58
June 2, 2033
Less: Deferred debt issuance costs
(1)
Total $
699

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
18
U.S. Trade Accounts Receivable Securitization
We have a facility agreement based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to
three years
.

Our current facility, which
had a purchase limit of $
350

million, was scheduled to expire on
April 29, 2022
.

On October 20, 2021, we
amended our U.S. trade accounts receivable securitization facility to increase the purchase limit to $
450

million
with
two

banks as agents and extend the expiration date to
October 18, 2024
.

As of March 26, 2022 and December
25, 2021, the borrowings outstanding under this securitization facility were

$
60

million and $
105

million,
respectively.

At March 26, 2022, the interest rate on borrowings under

this facility was based on the asset-backed
commercial paper rate of
0.53
% plus
0.75
%, for a combined rate of
1.28
%.

At December 25, 2021, the interest rate
on borrowings under this facility was based on the asset-backed commercial paper rate of
0.19
% plus
0.75
%, for a
combined rate of
0.94
%.
If our accounts receivable collection pattern changes due to customers either paying late or not making payments,
our ability to borrow under this facility may be reduced.
We are required to pay a commitment fee of
30

to
35

basis points depending upon program utilization.
Note 8 – Income Taxes
For the three months ended March 26, 2022 our effective tax rate was
24.0
% compared to
25.1
% for the prior year
period.

The difference between our effective tax rates and the federal statutory tax rate for the three months ended
March 26, 2022 primarily relates to state and foreign income taxes and interest expense as well as share-based
compensation.

The difference between our effective tax rate and the federal statutory tax rate for the three months
ended March 27, 2021 was primarily due to state and foreign income taxes and interest expense.
The total amount of unrecognized tax benefits, which are included in

“other liabilities” within our consolidated
balance sheets, as of March 26, 2022 and December 25, 2021 was $
87

million and $
84

million, respectively of
which $
73

million and $
69

million, respectively, would affect the effective tax rate if recognized.

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

The
amount of tax interest expense was $
1

million for each of the three months ended March 26, 2022 and March

27,
2021.

The total amount of accrued interest is included in “Other liabilities,”

and was $
13

million as of March 26,
2022 and $
12

million as of December 25, 2021.

No

penalties were accrued for the periods presented.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
19
Note 9 – Legal Proceedings
Henry Schein has been named as a defendant in multiple lawsuits (currently less than one-hundred and seventy-five
(
175
); in less than half of those cases one or more of Schein’s affiliated companies is also named as a defendant), which
lawsuits allege that manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the supply chain (including
Henry Schein, Inc.) reaped financial rewards by refusing or otherwise failing to monitor appropriately and restrict the improper distribution of those drugs
. These actions consist of some that have been consolidated

within the
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

The court for the pending cases filed by hospitals in West
Virginia has indicated that it intends to set trials for all defendants in 2022.

However, as of this filing, the West
Virginia hospital cases against Henry Schein have not been set for trial.

Of Henry Schein’s 2021 sales of
approximately $
12.4

billion, sales of opioids represented less than two-tenths of
1

percent.

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
As of March 26, 2022, we had accrued our best estimate of potential losses relating to claims that were probable to
result in liability and for which we were able to reasonably estimate a loss.

This accrued amount, as well as related
expenses, was not material to our financial position, results of operations or cash flows.

Our method for
determining estimated losses considers currently available facts, presently enacted laws and regulations and other
factors, including probable recoveries from third parties.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
20
Note 10 – Stock-Based Compensation
Stock-based awards are provided to certain employees under the terms of our 2020 Stock Incentive Plan and to
non-employee directors under the terms of our 2015 Non-Employee Director

Stock Incentive Plan (together, the
“Plans”).

The Plans are administered by the Compensation Committee of the Board of Directors (the
“Compensation Committee”).

Historically, equity-based awards to our employees have been granted solely in the form of time-based and performance-based restricted stock units (“RSUs”).

However, for our 2021 fiscal year, in
light of the COVID-19 pandemic, the Compensation Committee determined it would be difficult for management
to set a meaningful three-year cumulative earnings per share target as the goal applicable to performance-based
restricted stock unit awards as it had done in prior years.

Instead, the Compensation Committee set our equity-
based awards to employees for fiscal 2021 in the form of time-based RSUs and non-qualified stock options which
focus on stock value appreciation and retention instead of pre-established performance goals.

Our non-employee
directors continued to receive equity-based wards for fiscal 2021 solely in the form of time-based RSUs.

During
the three months ended March 26, 2022, the Compensation Committee reinstated performance-based RSUs for
equity-based awards to employees for fiscal 2022 and awarded grants in the form of time-based RSUs,
performance-based RSUs and non-qualified stock options.

RSUs are stock-based awards granted to recipients with specified vesting provisions.

In the case of RSUs, common
stock is generally delivered on or following satisfaction of vesting conditions.

We issue RSUs to employees that
vest (i) solely based on the recipient’s continued service over time, primarily with four -year cliff vesting and/or (ii)
based on achieving specified performance measurements and the recipient’s continued service over time, primarily with three
-year cliff vesting.

RSUs granted under the 2015 Non-Employee Director Stock Incentive

Plan primarily
are granted with 12
-month cliff vesting.

For these RSUs, we recognize the cost as compensation expense on

a
straight-line basis.
With respect to time-based RSUs, we estimate the fair value on the date of grant based on our closing stock price at
the time of grant.

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
Each of the Plans provide for certain adjustments to awards under the Plans and with respect to the performance
goals under the performance-based RSUs granted under our 2020 Stock

Incentive Plan, including adjustment to the
goals for significant events, including, without limitation, acquisitions,

divestitures, new business ventures, certain
capital transactions (including share repurchases), other differences in budgeted average outstanding shares (other
than those resulting from capital transactions referred to above), restructuring costs, if any, certain litigation
settlements or payments, if any, changes in accounting principles or in applicable laws or regulations, changes in income tax rates in certain markets, foreign exchange fluctuations, and unforeseen events or circumstances
affecting the Company.

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
date of grant.

Stock options issued beginning in 2021 vest
one-third

per year based on the recipient’s continued
service, subject to the terms and conditions of the 2020 Stock Incentive Plan,

are fully vested
three years

from the
grant date and have a contractual term of
ten years

from the grant date, subject to earlier termination of the term upon certain events.

Compensation expense for these stock options is recognized

using a graded vesting method.

We estimate the fair value of stock options using the Black-Scholes valuation model.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
21
In addition to equity-based awards granted in fiscal 2021 under the Company’s long-term incentive program, the
Compensation Committee granted a Special Pandemic Recognition Award under the 2020 Stock Incentive Plan to recipients of performance-based RSUs under the 2018 long-term incentive program.

The payout under the
performance-based restricted stock units granted under the fiscal 2018 long-term incentive program (the “2018
LTIP”) was negatively impacted by the global COVID-19 pandemic.

Given the significance of the impact of the
pandemic on the Company’s three-year

EPS goal under such equity awards and the contributions made by the
Company’s employees (including those who received such awards), on March 3, 2021, the Compensation
Committee granted a Special Pandemic Recognition Award to recipients of performance-based restricted stock units under the 2018 LTIP who were employed by the Company on the grant date of the Special Pandemic
Recognition Award.

These time-based RSU awards vest
50
% on the first anniversary of the grant date and
50
% on
the second anniversary of the grant date, based on the recipient’s continued service and subject to the terms

and
conditions of the 2020 Stock Incentive Plan, and are recorded as compensation expense using a graded vesting
method.

The combination of the
20
% payout based on actual performance of the 2018 LTIP and the one-time
Special Pandemic Recognition Award granted in 2021 will generate a cumulative payout of
75
% of each recipient’s
original number of performance-based restricted stock units awarded in 2018 if the recipient satisfies the
two-year
vesting schedule commencing on the grant date.

Our accompanying condensed consolidated statements of income reflect pre-tax share-based compensation expense
of $
12

million ($
9

million after-tax) and $
13

million ($
10

million after-tax) for the three months ended March 26,
2022 and March 27, 2021, respectively.
Total unrecognized compensation cost related to unvested awards as of March 26, 2022 was $
134

million, which is
expected to be recognized over a weighted-average period of approximately
2.6

years.
Our accompanying condensed consolidated statements of cash flows present our stock-based compensation expense
as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.

In
the accompanying consolidated statements of cash flows, there were no

benefits associated with tax deductions in
excess of recognized compensation as a cash inflow from financing activities for the three months ended March 26,
2022 and March 27, 2021, respectively.
The following weighted-average assumptions were used in determining the most recent fair values of stock options
granted using the Black-Scholes valuation model:

2022
Expected dividend yield

0.0
%
Expected stock price volatility

27.20
%
Risk-free interest rate

2.20
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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
22
The following table summarizes stock option activity under the Plans during the three months ended March 26,
2022:
Stock Options
Weighted
Average
Weighted

Remaining
Average

Contractual Aggregate
Exercise
Life in

Intrinsic
Shares Price Years

Value
Outstanding at beginning of period

767,717
$
63.24

Granted

396,874
86.27

Exercised

(26,233)
62.71

Forfeited

(1,688)
62.71

Outstanding at end of period

1,136,670
$
71.30

9.3

$
19
Options exercisable at end of period

220,065
$
62.71

Weighted
Weighted Average
Average Remaining Aggregate
Number of Exercise Contractual Intrinsic
Options Price Life (in years) Value
Vested

or expected to vest
891,140
$
73.66
9.4
$
13
The following tables summarize the activity of our unvested RSUs for the three months ended March 26, 2022:
Time-Based Restricted Stock Units
Weighted Average

Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share
Outstanding at beginning of period

1,945,862
$
58.79
Granted

427,978
86.43
Vested

(489,549)
54.57
Forfeited

(7,374)
61.18
Outstanding at end of period

1,876,917
$
66.30
$
87.85
Performance-Based Restricted Stock Units
Weighted Average

Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share
Outstanding at beginning of period

674,753
$
59.63
Granted

460,896
70.93
Vested

(386,612)
59.08
Forfeited

(1,752)
60.56
Outstanding at end of period

747,285
$
56.77
$
87.85

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
23
Note 11 – Redeemable Noncontrolling Interests
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

The components of the change in the redeemable noncontrolling interests for the three months ended March 26, 2022 and the year ended December

25, 2021 are presented in the
following table:

March 26, December 25,
2022 2021
Balance, beginning of period

$
613
$
328
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(3)
(60)
Increase in redeemable noncontrolling interests due to business acquisitions
-
189
Net income attributable to redeemable noncontrolling interests

4
23
Dividends declared

(5)
(21)
Effect of foreign currency translation gain (loss) attributable to redeemable noncontrolling interests

1
(6)
Change in fair value of redeemable securities

3
160
Balance, end of period

$
613
$
613
Note 12 – Comprehensive Income
Comprehensive income includes certain gains and losses that, under U.S.

GAAP,

are excluded from net income as
such amounts are recorded directly as an adjustment to stockholders’

equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:
March 26, December 25,
2022 2021
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment

$
(30)
$
(31)
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(153)
$
(155)
Unrealized loss from foreign currency hedging activities

(1)
(2)
Pension adjustment loss

(14)
(14)
Accumulated other comprehensive loss

$
(168)
$
(171)
Total Accumulated

other comprehensive loss

$
(198)
$
(202)

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
24
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:
Three Months Ended
March 26, March 27,
2022 2021
Net income

$
186
$
175
Foreign currency translation gain (loss)
3
(38)
Tax effect

-
-
Foreign currency translation gain (loss)
3
(38)
Unrealized gain from foreign currency hedging activities

2
4
Tax effect

(1)
(1)
Unrealized gain from foreign currency hedging activities

1
3
Pension adjustment gain
-
1
Tax effect

-
-
Pension adjustment gain
-
1
Comprehensive income

$
190
$
141
Our financial statements are denominated in the U.S. Dollar currency.

Fluctuations in the value of foreign
currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The
foreign currency translation loss during the three months ended March

26, 2022 and three months ended March 27,
2021 was primarily impacted by changes in foreign currency exchange rates of the Euro, British Pound, Brazilian
Real, Australian Dollar and Canadian Dollar.
The following table summarizes our total comprehensive income, net of applicable taxes, as follows:
Three Months Ended
March 26, March 27,
2022 2021
Comprehensive income attributable to
Henry Schein, Inc.

$
184
$
138
Comprehensive income attributable to
noncontrolling interests

1
2
Comprehensive income attributable to
Redeemable noncontrolling interests

5
1
Comprehensive income

$
190
$
141
Note 13 – Plans of Restructuring
On November 20, 2019, we committed to a contemplated restructuring initiative intended to mitigate stranded costs
associated with the spin-off of our animal health business and to rationalize operations and to provide expense
efficiencies.

These restructuring activities were completed in 2021.
During the three months ended March 27, 2021, we recorded restructuring costs of $
3

million.

As of March 26,
2022 and December 25, 2021, the remaining accrued balance for restructuring costs was $
3

million and $
4

million,
respectively
.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
25
Note 14

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
Three Months Ended
March 26, March 27,
2022 2021
Basic

137,296,581
142,298,387
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units

1,940,891
1,099,337
Diluted

139,237,472
143,397,724
The effect of weighted average assumed exercise of stock options outstanding totaling
76,597

and
216,482

as of
March 26, 2022 and March 27, 2021, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.
The effect of weighted average non-vested restricted stock units outstanding totaling
70,923

and
6,315

as of March
26, 2022 and March 27, 2021,

respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.
Note 15 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Three Months Ended
March 26, March 27,
2022 2021
Interest $
8
$
8
Income taxes
21
13
During the three months ended March 26, 2022 and March 27, 2021,

we had a $
2

million and a $
4

million of non-
cash net unrealized gains related to foreign currency hedging activities,

respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
26
Note 16 – Related Party Transactions
In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was
formed on July 1, 2018, we entered into a ten-year

royalty agreement with Internet Brands whereby we will pay
Internet Brands approximately $
31

million annually for the use of their intellectual property.

During the three
months ended March 26, 2022 and March 27, 2021, we recorded $
8

million and $
8

million, respectively, in
connection with costs related to this royalty agreement.

As of March 26, 2022 and December 25, 2021, Henry
Schein One, LLC had a net receivable balance due from Internet Brands of

$
1

million and $
9

million, respectively,
comprised of amounts related to results of operations and the royalty agreement.
During our normal course of business, we have interests in entities that we account for under the equity accounting
method.

During the three months ended March 26, 2022 and March 27,

2021, we recorded net sales of $
16

million
and $
16

million, respectively, to such entities.

During the three months ended March 26, 2022 and March 27,

2021,
we purchased $
5

million and $
5

million, respectively from such entities.

At March 26, 2022 and December 25,
2021, we had in aggregate $
40

million and $
45

million, due from our equity affiliates, and $
9

million and $

million due to our equity affiliates, respectively.

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

Forward looking statements also include the (i)
ability of the Company to have continued access to a variety of COVID-19 test types, expectations regarding
COVID-19 test sales, demand and inventory levels, as well

as the efficacy or relative efficacy of the test results
given that the test efficacy has not been, or will not have been, independently verified under normal FDA
procedures and (ii) potential for the Company to distribute the COVID-19 vaccines and ancillary supplies.
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

our ability to develop or acquire and
maintain and protect new products (particularly technology products) and technologies that achieve market
acceptance with acceptable margins; transitional challenges associated with acquisitions,

dispositions and joint
ventures, including the failure to achieve anticipated synergies/benefits; financial and tax risks associated with
acquisitions, dispositions and joint ventures; certain provisions in our governing documents that may discourage
third-party acquisitions of us; effects of a highly competitive (including, without limitation, competition from third-
party online commerce sites) and consolidating market; the repeal or judicial prohibition on implementation of the
Affordable Care Act; changes in the health care industry; risks from expansion of customer purchasing power and
multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-
party shippers; general global macro-economic and political conditions,

including international trade agreements,
potential trade barriers and terrorism; failure to comply with existing and future regulatory requirements; risks
associated with the EU Medical Device Regulation; failure to comply with laws and regulations relating to health
care fraud or other laws and regulations; failure to comply with laws and regulations relating to the collection,
storage and processing of sensitive personal information or standards in electronic health records or transmissions;
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
Recent Developments
COVID-19 Pandemic

The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets in

2020 and 2021.

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

Demand for dental products and certain medical products throughout 2021 was driven by sales of PPE, COVID-19 test kits and other COVID-19 related products.

During the three months
ended March 26, 2022, with the exception of COVID-19 test kits, we experienced a decrease in the sales volume of
PPE and COVID-19 related products.

During the three months ended March 26, 2022,

as a result of an increase in COVID-19 variants, primarily in
Europe and to a lesser extent in North America, we experienced lower dental patient traffic, which began to
increase as the quarter progressed.

Although some COVID-19 restrictions are still in place in parts of Europe,

we
expect these markets to recover but at a slower pace.

In contrast to our dental business, during the three months
ended March 26, 2022, our medical business benefited from an increase in sales volume of COVID-19 test kits and
point-of-care diagnostics.
Our condensed consolidated financial statements reflect estimates and assumptions made by us that affect, among
other things, our goodwill, long-lived asset and definite-lived intangible asset valuation; inventory valuation; equity
investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income
tax contingencies; the allowance for doubtful accounts; hedging activity;

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
We are headquartered in Melville, New York,

employ nearly 22,000 people (of which approximately 10,600

are
based outside of the United States) and have operations or affiliates in 32 countries and territories.

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

The Company has not
recognized revenue for these services and has currently deferred slightly over $8 million in revenue (including $4
million deferred during the three months ended March 26, 2022 and slightly over $4 million deferred during the
three months ended December 25, 2021).
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
A more detailed discussion of governmental laws and regulations is included in Management’s Discussion &
Analysis of Financial Condition and Results of Operations,

contained in our Annual Report on Form 10-K for the
fiscal year ended December 25, 2021, filed with the SEC on February 15, 2022.
Results of Operations
The following table summarizes the significant components of our operating results and cash flows for the three
months ended March 26, 2022 and March 27, 2021:
Three Months Ended
March 26, March 27,
2022 2021
Operating results:
Net sales

$ 3,179 $ 2,925
Cost of sales

2,206 2,034
Gross profit

973 891
Operating expenses:
Selling, general and administrative

682 614
Depreciation and amortization 47 44
Restructuring costs

- 3
Operating income $ 244 $ 230
Other expense, net

$ (5) $ (4)
Net income 186 175
Net income attributable to Henry Schein, Inc.

181 166
Three Months Ended
March 26, March 27,
2022 2021
Cash flows:

Net cash provided by operating activities $ 93 $ 63
Net cash used in investing activities (27) (223)
Net cash used in financing activities (62) (120)
Plans of Restructuring
On November 20, 2019, we committed to a contemplated restructuring initiative intended to mitigate stranded costs
associated with the spin-off of our animal health business and to rationalize operations and to provide expense
efficiencies.

These restructuring activities were completed in 2021.
During the three months ended March 27, 2021, we recorded restructuring costs of $3 million.

As of March 26,
2022 and December 25, 2021, the remaining accrued balance for restructuring costs was $3 million and $4 million,
respectively.

Three Months Ended March 26, 2022 Compared to Three Months Ended March 27, 2021
Net Sales
Net sales were as follows:
March 26, % of March 27, % of Increase
2022 Total 2021 Total $ %
Health care distribution
(1)
Dental

$ 1,828 57.5% $ 1,789 61.2% $ 39 2.2%
Medical

1,172 36.9 991 33.9 181 18.3

Total health care distribution

3,000 94.4 2,780 95.1 220 7.9
Technology and value-added services
(2)
179 5.6 145 4.9 34 23.4
Total

$ 3,179 100.0% $ 2,925 100.0% $ 254 8.7
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
The 8.7% increase in net sales includes an increase of 10.1% in local currency sales (7.7% increase in internally
generated sales and 2.4% growth from acquisitions) partially offset by a decrease of 1.4% related to foreign
currency exchange.

We estimate that sales of PPE and COVID-19 related products were approximately $487 million, an increase of 4.4% versus the prior year.

Excluding PPE and COVID-19 related products, the estimated
increase in internally generated local currency sales was 8.9%.
The 2.2% increase in dental net sales includes an increase of 4.4% in local currency sales (3.5% increase in
internally generated sales and 0.9% growth from acquisitions) partially offset by a decrease of 2.2% related to
foreign currency exchange.

The 4.4% increase in local currency sales was attributable to an increase in dental consumable merchandise sales of 2.4% (1.3% increase in internally generated sales and 1.1% growth from
acquisitions) and an increase in dental equipment and service sales of 12.0% (11.9% increase in internally
generated sales and 0.1% growth from acquisitions).

Our sales growth in dental merchandise was lower than our
sales growth in dental equipment during the first half of the three months ended March 26, 2022.

As a result of an
increase in COVID-19 variants, primarily in Europe and to a lesser extent in North America, our dental
merchandise growth was impacted by lower patient traffic, which began to increase as the quarter progressed.

Dental equipment sales increased in both our North American and international markets, which is primarily
attributable to increased demand and strong order backlog.

We estimate that our dental business recorded sales of
approximately $143 million of PPE and COVID-19 related products, an estimated decrease of 15.3% versus the
prior year.

Excluding PPE and COVID-19 related products, the estimated

increase in internally generated local
currency dental sales was 6.3%.
The 18.3% increase in medical net sales includes an increase of 18.5%

in local currency sales (14.7% increase in
internally generated sales and 3.8% growth from acquisitions), partially offset by a decrease of 0.2% related to
foreign currency exchange.

We estimate that our medical business recorded sales of approximately $344 million of
PPE, COVID-19 test kits, point-of-care diagnostics and other COVID-19 related products for the three months
ended March 26, 2022, an estimated increase of 15.7%

compared to the prior year.

Excluding sales of PPE,
COVID-19 test kits, point-of-care diagnostics and other COVID-19 related products, the estimated increase in
internally generated local currency medical sales was 14.5%.
The 23.4% increase in technology and value-added services net sales includes an increase of 24.1%

in local
currency sales (11.1% increase in internally generated sales and 13.0% growth from acquisitions)

partially offset by
a decrease of 0.7% related to foreign currency exchange.

During the quarter ended March 26, 2022, the trend for
transactional software sales improved compared to the prior year, as more patients visited dental practices worldwide, generating demand for our sales cycle management solutions,

and also from cloud-based solutions that
drive practice efficiency and patient engagement.

Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
March 26, Gross March 27, Gross Increase
2022 Margin % 2021 Margin % $ %
Health care distribution

$ 857 28.6% $ 789 28.4% $ 68 8.6%
Technology and value-added services 116 64.9 102 70.3 14 13.8
Total

$ 973 30.6 $ 891 30.5 $ 82 9.2
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

For example, sales of our private label products achieve

gross profit margins that are
higher than average total gross profit margins of all products.

With respect to customer mix, sales to our large-
group customers are typically completed at lower gross margins due to the higher volumes sold as opposed to the
gross margin on sales to office-based practitioners, who normally purchase lower volumes at greater frequencies.
Health care distribution gross profit increased $68 million, or 8.6%, primarily due to the increase in net sales
discussed above.

In addition, health care distribution gross profit margin benefitted from supplier rebates during
the quarter due to increased purchase volumes.

The overall increase in our health care distribution gross profit includes an increase of $37 million from internally generated sales, $19 million additional gross profit from
acquisitions, and a $12 million increase in the gross margin rates due to product mix and supplier rebates.

Technology and value-added services gross profit increased $14 million, or 13.8%, due to a $10 million increase in internally generated sales and $8 million additional gross profit from acquisitions,

partially offset by a decrease of
$4 million from gross margin rates due to product mix.

Technology and value-added services gross profit margin
decreased to 64.9% from 70.3% primarily due to lower gross margins of recently acquired companies in the
business services sector.

Selling, General and Administrative
Selling, general and administrative expenses by segment and in total were as follows:
% of % of
March 26, Respective March 27, Respective Increase
2022 Net Sales 2021 Net Sales $ %
Health care distribution

$ 646 21.5% $ 592 21.3% $ 54 9.1%
Technology and value-added services

83 46.4 69 48.0 14 19.2
Total

$ 729 22.9 $ 661 22.6 $ 68 10.2
Selling, general and administrative expenses (including restructuring costs in the three months ended March 27,
2021) increased $68 million, or 10.2%.
The $54 million increase in selling, general and administrative expenses within our health care distribution segment
was attributable to an increase of $36 million of operating costs and an increase of $21 million of additional costs
from acquired companies, partially offset by a decrease of $3 million in restructuring costs.

The $14 million
increase in selling, general and administrative expenses within our technology and value-added services segment
was attributable to an increase of $7 million of operating costs and an increase of $7 million of additional costs
from acquired companies.
As a component of total selling, general and administrative expenses,

selling expenses increased $57 million, or
14.8% to $443 million primarily due to an increase in payroll and payroll related costs and travel and convention
expenses.

As a percentage of net sales, selling expenses increased to 13.9%

from 13.2%.
As a component of total selling, general and administrative expenses, general and administrative expenses
increased $11 million, or 3.7% to $287 million primarily due to an increase in payroll and payroll related costs and
travel and convention expenses.

As a percentage of net sales, general and administrative expenses decreased to
9.0% from 9.3%.
Other Expense, Net
Other expense, net, was as follows:
March 26, March 27, Variance
2022 2021 $ %
Interest income

$ 2 $ 2 $ - - %
Interest expense

(7) (6) (1) (16.7)
Other expense, net

$ (5) $ (4) $ (1) (25.0)
Interest expense increased $1 million primarily due to increased interest rates.
Income Taxes
For the three months ended March 26, 2022 our effective tax rate was 24.0% compared to 25.1% for the prior year
period.

The difference between our effective tax rates and the federal statutory tax rate for the three months ended
March 26, 2022 primarily relates to state and foreign income taxes and interest expense as well as share-based
compensation.

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
Note 7 – Debt

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

Net cash provided by operating activities was $93 million for the three months ended March 26, 2022, compared to
net cash provided by operating activities of $63 million for the comparable prior year period.

The net change of
$30 million was primarily attributable to higher net income and decreased working capital, specifically a decrease
in inventory

levels of PPE and COVID-19 related products, and reduced levels of prepaid inventory and lower
outstanding vendor rebates.

These working capital decreases were partially offset by an increase in accounts receivable balances resulting from increased sales.
Net cash used in investing activities was $27 million for the three months ended March 26, 2022, compared to $223
million for the comparable prior year period.

The net change of $196 million was primarily attributable to decreased payments for equity investments and business acquisitions.
Net cash used in financing activities was $62 million for the three months ended March 26, 2022, compared to net
cash used in financing activities of $120 million for the comparable prior year period.

The net change of $58
million was primarily due to decreased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources:
March 26, December 25,
2022 2021
Cash and cash equivalents

$ 126 $ 118
Working

capital

(1)
1,686 1,537
Debt:
Bank credit lines

$ 90 $ 51
Current maturities of long-term debt

3 11
Long-term debt

773 811
Total debt

$ 866 $ 873
Leases:
Current operating lease liabilities $ 76 $ 76
Non-current operating lease liabilities 277 268
(1)

Includes $77 million and $138 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at March 26, 2022 and December 25, 2021, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations decreased to 42 days as of March 26, 2022 from 43
days as of March 27, 2021.

During the three months ended March 26, 2022, we wrote off approximately $3 million of fully reserved accounts receivable against our trade receivable reserve.

Our inventory turns from operations
decreased to 4.7 as of March 26, 2022 from 5.2 as of March 27, 2021.

Our working capital accounts may be
impacted by current and future economic conditions.
Leases
We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment.

Our leases have remaining terms of less than one year to

approximately 19 years, some of
which may include options to extend the leases for up to 10 years.

As of March 26, 2022, our right-of-use assets
related to operating leases were $331 million and our current and non-current operating lease liabilities were $76
million and $277 million, respectively.
Stock Repurchases
On March 8, 2021, we announced the reinstatement of our share repurchase program.
From March 3, 2003 through March 26, 2022, we repurchased $4.0 billion,

or 81,068,993 shares, under our
common stock repurchase programs, with $200 million available as of March

26, 2022 for future common stock
share repurchases.
During the fiscal quarter ended March 26, 2022,

we did not repurchase any shares of our common stock because we
had a 10b5-1 plan that did not result in any shares being repurchased during the quarter.

We intend to put in place
an additional plan effective May 4, 2022.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in Item
7 of our Annual Report on Form 10-K for the year ended December 25, 2021,

except accounting policies adopted
as of December 26, 2021, which are discussed in
Note 2-Critical Accounting Policies, Accounting Pronouncements
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
ITEM 3.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual
Report on Form 10-K for the year ended December 25, 2021.

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

26, 2022, to ensure that all
material information required to be disclosed by us in reports that we file or submit under the Exchange Act is
accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and
that all such information is recorded, processed, summarized and reported within the time periods specified in the
SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
The combination of continued acquisition integrations and system implementation undertaken during the quarter
and carried over from prior quarters when considered in the aggregate, represents a material change in our internal
control over financial reporting.
During the three months ended March 26, 2022, post-acquisition integration related activities continued for our
dental and medical businesses acquired during prior quarters.

These acquisitions, the majority of which utilize
separate information and financial accounting systems, have been included in our consolidated financial statements
since their respective dates of acquisition.

In addition, during the quarter ended March 26, 2022, we completed the systems implementation activities to
upgrade the warehouse management system for our Australian dental business.
All continued acquisition integrations and systems implementation involve necessary and appropriate change-
management controls that are considered in our quarterly assessment of the design and operating effectiveness of
our internal control over financial reporting.
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
have been detected.

PART

II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

For a discussion of Legal Proceedings, see
Note 9–Legal Proceedings

of the Notes to the Condensed Consolidated
Financial Statements included under Item 1.
ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in

Part 1, Item 1A, of our Annual Report on
Form 10-K for the year ended December 25, 2021.
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

Subsequent additional
increases totaling $4.1 billion, authorized by our Board of Directors,

to the repurchase program provide for a total
of $4.2 billion of shares of our common stock to be repurchased under this program.
As of March 26, 2022, we had repurchased approximately $4.0 billion of common stock (81,068,993 shares) under
these initiatives, with $200 million available for future common stock share repurchases.
During the fiscal quarter ended March 26, 2022, we did not repurchase any shares of our common stock because we
had a 10b5-1 plan that did not result in any shares being repurchased during the quarter.

We intend to put in place
an additional plan effective May 4, 2022.
The maximum number of shares that could be purchased under this program is determined at the end of each month
based on the closing price of our common stock at that time.

The maximum number of shares that could be
repurchased as of January 29, 2022, February 26, 2022, and March

26, 2022 were 2,642,010, 2,290,428 and
2,276,610, respectively.

ITEM 5.

OTHER INFORMATION
On May 2, 2022, the Compensation Committee of the Board of Directors

(the “Compensation Committee”)
approved the adoption of the Henry Schein, Inc. Executive Change in Control

Plan (the “CIC Plan”). The CIC Plan
contains the following material terms and conditions (terms capitalized but not defined in the below description
have the definitions set forth in the CIC Plan):
• Eligibility and Participation.

Members of our Executive Management Committee (“EMC”) and

other
employees of the Company or its subsidiaries who are specifically designated by the “Administrator” are
eligible to participate in the CIC Plan, in each case,

subject to such person’s execution of a “Participation
Agreement” provided by the Company (in the form attached as Appendix

A to the CIC Plan), and provided
that such person is a member of a select group of management or highly compensated employees.
• Benefits Under the CIC Plan.

In the event that a participant in the Plan is terminated without “Cause”, or resigns for “Good Reason”, in each case, during the period starting

90 days prior to a “Change in Control”
(or, if earlier, the date of the first public announcement of a pending “Change in Control”) and ending two years following a Change in Control (such termination of employment,

a “Termination”), then subject to
execution and non-revocation of a release of claims, the participant will be entitled to receive:
●
base salary through the Termination date;

●
a pro-rated annual bonus based on actual performance for the year in which the Termination
occurs;

● an amount equal to the product of (A) the sum of the participant’s base salary and target annual bonus amount, multiplied by (B) the “Severance Multiple”;

● immediate vesting of the participant’s outstanding stock options (to the maximum extent permitted by the applicable stock option plan), restricted stock/units, deferred stock awards and
non-qualified retirement benefits;
● settlement of the participant’s deferred compensation arrangements in accordance with the applicable plan or election form; and
●
COBRA continuation health coverage subsidized by the Company (with the participant paying the
applicable active employee rate) for up to the applicable severance period

(not to exceed 18
months).
Under the Plan, the Compensation Committee has the sole discretion to set and/or increase a participant’s
Severance Multiple under the Plan, but in no event to a value greater than 3.0. The Compensation Committee has
set the Severance Multiple for each participant (other than a participant who serves as our Chief Executive Officer)
who is an “executive officer” (as determined under Securities and Exchange Commission rules) to 2.0, and has set
the Severance Multiple for all other participants to 1.0.
• Restrictive Covenants.

The CIC Plan contains perpetual confidentiality and non-disparagement provisions,
and prohibits solicitation of Company employees for 24 months following the participant’s termination of
employment for any reason.
• Amendment and Termination.

The CIC Plan cannot be terminated or amended in any way

that materially
and adversely affects the right of a participant without such participant’s consent. Additionally, the CIC
Plan cannot be amended or terminated in any way during the time period starting 90 days prior to a Change
in Control (or the date the Company enters into a definitive agreement to effect a Change in Control) and

ending on the later of (i) two years after a Change in Control or (ii) the date that all payments and benefits
under the Plan have been paid.
The foregoing summary of the CIC Plan does not purport to be complete and is subject to, and qualified in its
entirety by, the full text of the CIC Plan, which is attached as Exhibit 10.3 and incorporated herein by reference.
ITEM 6.

EXHIBITS
10.1
Form of 2022 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2020 Stock Incentive Plan (as
amended and restated effective as of May 21, 2020).**+
10.2
Form of 2022 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2020 Stock
Incentive Plan (as amended and restated effective as of May 21, 2020).**+
10.3
Henry Schein, Inc. Executive Change in Control Plan, effective as of May 2,
2022**+
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104
The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended March 26, 2022, formatted in Inline XBRL (included within
Exhibit 101 attachments).+
+ Filed or furnished herewith.
** Indicates management contract or compensatory plan or agreement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this Report to
be signed on its behalf by the undersigned thereunto duly authorized.
Henry Schein, Inc.
(Registrant)
By: /s/ Ronald N. South
Ronald N. South
Senior Vice President and
Chief Financial Officer
(Authorized Signatory and Principal Financial
and Accounting Officer)
Dated: May 3, 2022