Form 10-Q
period 2022-06-25
HENRY SCHEIN INC
filed 2022-08-02
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly

period ended
June 25, 2022
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
Yes
☐

No
☒
As of July 25, 2022, there were
136,114,744

shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Balance Sheets as of June 25, 2022 and December 25, 2021
3
Condensed Statements of Income for the three and six months ended
June 25, 2022 and June 26, 2021
4
Condensed Statements of Comprehensive Income for the three and six months ended
June 25, 2022 and June 26, 2021
5
Condensed Statement of Changes in Stockholders' Equity for the three months ended
June 25, 2022 and June 26, 2021
6
Condensed Statement of Changes in Stockholders' Equity for the six months ended
June 25, 2022 and June 26, 2021
7
Condensed Statements of Cash Flows for the six months ended
June 25, 2022 and June 26, 2021
8
Notes to Condensed Consolidated Financial Statements
9
Note 1 – Basis of Presentation
9
Note 2 – Critical Accounting Policies, Accounting Pronouncements Adopted
and Recently Issued Accounting Standards
10
Note 3 – Revenue from Contracts with Customers
11
Note 4 – Segment Data
12
Note 5 – Business Acquisitions
13
Note 6 – Fair Value Measurements
15
Note 7 – Debt
17
Note 8 – Income Taxes
19
Note 9 – Legal Proceedings
20
Note 10 – Stock-Based Compensation
21
Note 11 – Redeemable Noncontrolling Interests
24
Note 12 – Comprehensive Income
24
Note 13 – Plans of Restructuring
26
Note 14 – Earnings Per Share
26
Note 15 – Supplemental Cash Flow Information
27
Note 16 – Related Party Transactions
27
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
28
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
43
ITEM 4.
Controls and Procedures
43
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
44
ITEM 1A.
Risk Factors
44
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
44
ITEM 5.
Other Information
44
ITEM 6.
Exhibits
45
Signature
46

See accompanying notes.

PART

I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions,

except share data)
June 25, December 25,
2022 2021
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents

$
108
$
118
Accounts receivable, net of reserves of $
63

and $
67
1,409
1,452
Inventories, net
1,823
1,861
Prepaid expenses and other

449
413
Total current assets

3,789
3,844
Property and equipment, net

356
366
Operating lease right-of-use assets
327
325
Goodwill

2,833
2,854
Other intangibles, net

603
668
Investments and other
416
424
Total assets

$
8,324
$
8,481
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable

$
901
$
1,054
Bank credit lines

85
51
Current maturities of long-term debt

4
11
Operating lease liabilities
74
76
Accrued expenses:
Payroll and related

328
385
Taxes

124
137
Other

560
593
Total current liabilities

2,076
2,307
Long-term debt

769
811
Deferred income taxes

33
42
Operating lease liabilities
276
268
Other liabilities

357
377
Total liabilities

3,511
3,805
Redeemable noncontrolling interests

586
613
Commitments and contingencies

(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
136,439,560

outstanding on June 25, 2022 and
137,145,558

outstanding on December 25, 2021
1
1
Additional paid-in capital
-
-
Retained earnings

3,834
3,595
Accumulated other comprehensive loss

(241)
(171)
Total Henry Schein, Inc. stockholders' equity
3,594
3,425
Noncontrolling interests
633
638
Total stockholders' equity

4,227
4,063
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
8,324
$
8,481

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME
(unaudited, in millions, except share and per share data)
Three Months Ended Six Months Ended
June 25, June 26, June 25, June 26,
2022 2021 2022 2021
Net sales

$
3,030
$
2,967
$
6,209
$
5,892
Cost of sales

2,085
2,076
4,291
4,110
Gross profit

945
891
1,918
1,782
Operating expenses:
Selling, general and administrative

680
635
1,362
1,249
Depreciation and amortization
45
45
92
89
Restructuring costs
-
1
-
4
Operating income
220
210
464
440
Other income (expense):
Interest income

3
1
5
3
Interest expense

(9)
(7)
(16)
(13)
Other, net

-
1
-
1
Income before taxes, equity in earnings of affiliates
and noncontrolling interests
214
205
453
431
Income taxes
(52)
(47)
(109)
(104)
Equity in earnings of affiliates

5
6
9
12
Net income
167
164
353
339
Less: Net income attributable to noncontrolling interests
(7)
(8)
(12)
(17)
Net income attributable to Henry Schein, Inc. $
160
$
156
$
341
$
322
Earnings per share attributable to Henry Schein, Inc.:
Basic

$
1.17
$
1.11
$
2.49
$
2.28
Diluted

$
1.16
$
1.10
$
2.46
$
2.26
Weighted-average common

shares outstanding:
Basic

137,350,488
140,358,428
137,323,076
141,316,258
Diluted

138,869,064
141,656,883
139,055,205
142,537,906

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(unaudited, in millions)
Three Months Ended Six Months Ended
June 25, June 26, June 25, June 26,
2022 2021 2022 2021
Net income $
167
$
164
$
353
$
339
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)
(90)
38
(87)
-
Unrealized gain (loss) from foreign currency hedging
activities

8
(2)
9
1
Pension adjustment gain
-
-
-
1
Other comprehensive income (loss), net of tax

(82)
36
(78)
2
Comprehensive income

85
200
275
341
Comprehensive income attributable to noncontrolling

interests:

Net income
(7)
(8)
(12)
(17)
Foreign currency translation (gain) loss
9
(7)
8
(1)
Comprehensive (income) loss attributable to noncontrolling
interests

2
(15)
(4)
(18)
Comprehensive income attributable to Henry Schein, Inc.

$
87
$
185
$
271
$
323

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN

STOCKHOLDERS’ EQUITY
(unaudited, in millions, except share and per share data)
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, March 26, 2022
137,708,809
$
1
$
-
$
3,759
$
(168)
$
632
$
4,224
Net income (excluding $
5

attributable to Redeemable
noncontrolling interests) -
-
-
160
-
2
162
Foreign currency translation loss (excluding loss of $
8
attributable to Redeemable noncontrolling interests) -
-
-
-
(81)
(1)
(82)
Unrealized gain from foreign currency hedging activities,
net of tax of $
2
-
-
-
-
8
-
8
Change in fair value of redeemable securities -
-
10
-
-
-
10
Repurchase and retirement of common stock
(1,345,397)
-
(16)
(94)
-
-
(110)
Stock-based compensation expense
78,738
-
15
-
-
-
15
Stock issued upon exercise of stock options
3,594
-
-
-
-
-
-
Shares withheld for payroll taxes
(6,016)
-
(1)
-
-
-
(1)
Settlement of stock-based compensation awards
(168)
-
1
-
-
-
1
Transfer of charges in excess of

capital
-
-
(9)
9
-
-
-
Balance, June 25, 2022
136,439,560
$
1
$
-
$
3,834
$
(241)
$
633
$
4,227
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, March 27, 2021
141,310,113
$
1
$
-
$
3,493
$
(136)
$
639
$
3,997
Net income (excluding $
7

attributable to Redeemable
noncontrolling interests) -
-
-
156
-
1
157
Foreign currency translation gain (excluding gain of $
7
attributable to Redeemable noncontrolling interests) -
-
-
-
31
-
31
Unrealized loss from foreign currency hedging activities,
net of tax of $
0
-
-
-
-
(2)
-
(2)
Change in fair value of redeemable securities -
-
(87)
-
-
-
(87)
Initial noncontrolling interests and adjustments related to
business acquisitions -
-
-
-
-
6
6
Repurchase and retirement of common stock
(1,542,315)
-
(15)
(97)
-
-
(112)
Stock-based compensation expense -
-
17
-
-
-
17
Stock issued upon exercise of stock options
17,916
-
-
-
-
-
-
Shares withheld for payroll taxes
(4,873)
-
-
-
-
-
-
Settlement of stock-based compensation awards -
-
(1)
-
-
-
(1)
Transfer of charges in excess of

capital
-
-
86
(86)
-
-
-
Balance, June 26, 2021
139,780,841
$
1
$
-
$
3,466
$
(107)
$
646
$
4,006

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN

STOCKHOLDERS' EQUITY
(unaudited, in millions, except share and per share data)
Accumulated
Common Stock Additional Other Total
$.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 25, 2021
137,145,558
$
1
$
-
$
3,595
$
(171)
$
638
$
4,063
Net income (excluding $
9

attributable to Redeemable
noncontrolling interests)

-
-
-
341
-
3
344
Foreign currency translation loss (excluding loss of $
7
attributable to Redeemable noncontrolling interests) -
-
-
-
(79)
(1)
(80)
Unrealized gain from foreign currency hedging activities,
net of tax of $
3
-
-
-
-
9
-
9
Purchase of noncontrolling interests -
-
-
-
-
(7)
(7)
Change in fair value of redeemable securities

-
-
7
-
-
-
7
Repurchase and retirement of common stock

(1,345,397)
-
(16)
(94)
-
-
(110)
Stock-based compensation expense
954,899
-
27
-
-
-
27
Stock issued upon exercise of stock options

29,827
-
2
-
-
-
2
Shares withheld for payroll taxes

(342,347)
-
(29)
-
-
-
(29)
Settlement of stock-based compensation awards
(2,980)
-
1
-
-
-
1
Transfer of charges in excess of

capital
-
-
8
(8)
-
-
-
Balance, June 25, 2022
136,439,560
$
1
$
-
$
3,834
$
(241)
$
633
$
4,227
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 26, 2020
142,462,571
$
1
$
-
$
3,455
$
(108)
$
636
$
3,984
Net income (excluding $
14

attributable to Redeemable
noncontrolling interests)

-
-
-
322
-
3
325
Foreign currency translation loss (excluding gain of $
1
attributable to Redeemable noncontrolling interests) -
-
-
-
(1)
-
(1)
Unrealized gain from foreign currency hedging activities,
net of tax of $
1
-
-
-
-
1
-
1
Pension adjustment gain, net of tax of $
0
-
-
-
-
1
-
1
Change in fair value of redeemable securities

-
-
(133)
-
-
-
(133)
Initial noncontrolling interests and adjustments related to
business acquisitions -
-
-
-
-
7
7
Repurchase and retirement of common stock

(2,867,557)
-
(27)
(174)
-
-
(201)
Stock-based compensation expense
299,561
-
30
-
-
-
30
Shares withheld for payroll taxes

(113,734)
-
(7)
-
-
-
(7)
Transfer of charges in excess of

capital
-
-
137
(137)
-
-
-
Balance, June 26, 2021
139,780,841
$
1
$
-
$
3,466
$
(107)
$
646
$
4,006

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(unaudited, in millions)
Six Months Ended
June 25, June 26,
2022 2021
Cash flows from operating activities:
Net income

$
353
$
339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization

108
99
Stock-based compensation expense
27
30
Benefit from losses on trade and other accounts receivable

-
(4)
Provision for (benefit from) deferred income taxes
(15)
6
Equity in earnings of affiliates
(9)
(12)
Distributions from equity affiliates

10
11
Changes in unrecognized tax benefits

(1)
(6)
Other

(13)
3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable

21
102
Inventories

4
(124)
Other current assets

(37)
(86)
Accounts payable and accrued expenses

(198)
(136)
Net cash provided by operating activities
250
222
Cash flows from investing activities:
Purchases of fixed assets

(43)
(32)
Payments related to equity investments and business
acquisitions, net of cash acquired

(7)
(296)
Proceeds from (payments for) loan to affiliate
6
(2)
Other

(15)
(11)
Net cash used in investing activities

(59)
(341)
Cash flows from financing activities:
Net change in bank borrowings

30
(5)
Proceeds from issuance of long-term debt

-
200
Principal payments for long-term debt

(57)
(120)
Proceeds from issuance of stock upon exercise of stock options

2
-
Payments for repurchases and retirement of common stock

(110)
(201)
Payments for taxes related to shares withheld for employee taxes
(29)
(8)
Distributions to noncontrolling shareholders
(12)
(4)
Acquisitions of noncontrolling interests in subsidiaries

(19)
(1)
Net cash used in financing activities
(195)
(139)
Effect of exchange rate changes on cash and cash equivalents
(6)
4
Net change in cash and cash equivalents
(10)
(254)
Cash and cash equivalents, beginning of period

118
421
Cash and cash equivalents, end of period

$
108
$
167

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
9
Note 1 – Basis of Presentation
Our condensed consolidated financial statements include the accounts of Henry

Schein, Inc. and all of our
controlled subsidiaries (“we”, “us” or “our”).

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

The results of
operations for the six months ended June 25, 2022 are not necessarily indicative of the results to be expected for
any other interim period or for the year ending December 31, 2022.
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

At
June 25, 2022 and December 25, 2021, certain trade accounts receivable that can only be used to settle obligations
of this VIE were $
76

million and $
138

million, respectively, and the liabilities of this VIE where the creditors have recourse to us were $
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

However, the extent of the potential
impact cannot be reasonably estimated at this time
.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
10
Note 2 – Critical Accounting Policies, Accounting Pronouncements Adopted

and Recently Issued Accounting
Standards
Critical Accounting Policies

There have been no material changes in our critical accounting policies during the six months ended June 25, 2022,
as compared to the critical accounting policies described in Item 7 of our Annual

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
Three Months Ended

Six Months Ended
June 25, 2022 June 25, 2022
North
America International Global
North
America International Global
Net Sales:
Health care distribution

Dental

$
1,124
$
729
$
1,853
$
2,229
$
1,452
$
3,681
Medical

977
19
996
2,127
41
2,168
Total health care distribution
2,101
748
2,849
4,356
1,493
5,849
Technology

and value-added services

158
23
181
314
46
360
Total revenues $
2,259
$
771
$
3,030
$
4,670
$
1,539
$
6,209
Three Months Ended

Six Months Ended
June 26, 2021 June 26, 2021
North
America International Global
North
America International Global
Net Sales:
Health care distribution

Dental

$
1,129
$
783
$
1,912
$
2,174
$
1,527
$
3,701
Medical

875
27
902
1,838
55
1,893
Total health care distribution
2,004
810
2,814
4,012
1,582
5,594
Technology

and value-added services

131
22
153
255
43
298
Total revenues $
2,135
$
832
$
2,967
$
4,267
$
1,625
$
5,892
At December 25, 2021, the current portion of contract liabilities of $
89

million was reported in Accrued expenses:
Other, and $
10

million related to non-current contract liabilities was reported in Other liabilities.

During the six
months ended June 25, 2022, we recognized in net sales $
56

million of the amounts that were previously deferred at
December 25, 2021.

At June 25, 2022, the current and non-current portion of contract liabilities were $
87

million
and $

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
The following tables present information about our reportable and operating segments:
Three Months Ended Six Months Ended
June 25, June 26, June 25, June 26,
2022 2021 2022 2021
Net Sales:
Health care distribution

Dental

$
1,853
$
1,912
$
3,681
$
3,701
Medical

996
902
2,168
1,893
Total health care distribution
2,849
2,814
5,849
5,594
Technology

and value-added services

181
153
360
298
Total

$
3,030
$
2,967
$
6,209
$
5,892
Three Months Ended Six Months Ended
June 25, June 26, June 25, June 26,
2022 2021 2022 2021
Operating Income:
Health care distribution

$
189
$
182
$
400
$
379
Technology

and value-added services

31
28
64
61
Total $
220
$
210
$
464
$
440

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
13
Note 5

–
Business Acquisitions
2022 Acquisitions
During the six months ended June 25, 2022, we made several acquisitions within the technology and value-added
services segments.

The impact of these acquisitions

was not considered material to our condensed consolidated
financial statements.
2021 Acquisitions
We completed several acquisitions during the six months ended June 26, 2021 which were immaterial to our financial statements.

Our acquired ownership interest ranged between approximately
51
% to
100
%.

Acquisitions
within our health care distribution segment included

companies that specialize in distribution of dental products, a provider of home medical supplies, and product kitting and sterile packaging.

Within our technology and value-
added services segment, we acquired companies that focus on dental marketing and website solutions, practice
transition services, and business analytics and intelligence software.
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

As a
result, during the measurement period we may record adjustments to the assets acquired and liabilities assumed
with the corresponding offset to goodwill within our condensed consolidated balance sheets.
Acquisition consideration:
Cash $
303
Deferred consideration
8
Redeemable noncontrolling interests
129
Total consideration $
440
Identifiable assets acquired and liabilities assumed:
Current assets
107
Intangible assets
184
Other noncurrent assets
34
Current liabilities
(44)
Deferred income taxes
(17)
Other noncurrent liabilities
(37)
Total identifiable

net assets
227
Goodwill
213
Total net assets acquired $
440

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
14
The following table summarizes the identifiable intangible assets acquired during the six months ended June 26,
2021 and their estimated useful lives as of the date of the acquisition:
Estimated
Useful Lives
(in years)
Customer relationships and lists $
124
5
-
12
Trademark / Tradename
33
5
-
7
Non-compete agreements
6
5
Product development
21
5
-
7
Total $
184
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

Any adjustments to these accrual amounts are recorded in our condensed consolidated statements of income.

For the six months ended June 25, 2022 and June 26, 2021, there were no material adjustments recorded in our condensed consolidated statements of income relating to changes in
estimated contingent purchase price liabilities.
During the six months ended June 25, 2022 and June 26, 2021 we incurred $
3

million and $
4

million, respectively,
in acquisition costs.

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
Debt
The fair value of our debt (including bank credit lines) is classified as

Level 3 within the fair value hierarchy, and
as of June 25, 2022 and December 25, 2021 was estimated at $
858

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

June 25, 2022 and December 25, 2021:
June 25, 2022
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
23
$
-
$
23
Derivative contracts undesignated
-
2
-
2
Total assets

$
-
$
25
$
-
$
25
Liabilities:
Derivative contracts designated as hedges $
-
$
1
$
-
$
1
Derivative contracts undesignated
-
5
-
5
Total return

swaps
-
5
-
5
Total liabilities

$
-
$
11
$
-
$
11
Redeemable noncontrolling interests

$
-
$
-
$
586
$
586
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
June 25, December 25,
2022 2021
Revolving credit agreement $
-
$
-
Other short-term bank credit lines
85
51
Total

$
85
$
51
Revolving Credit Agreement
On
August 20, 2021
, we entered into a new $
1

billion revolving credit agreement (the “Credit Agreement”).

This
facility which matures on
August 20, 2026

replaced our $
750

million revolving credit facility which was scheduled
to mature in April 2022.

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

As of June 25, 2022 and December 25, 2021, we had
no

borrowings under this
revolving credit facility.

As of June 25, 2022 and December 25, 2021, there were

$
9

million and $
9

million of
letters of credit, respectively, provided to third parties under the credit facility.
Other Short-Term Bank Credit

Lines
As of June 25, 2022 and December 25, 2021, we had various other short-term bank credit lines available, of which
$
85

million and $
51

million, respectively, were outstanding.

At June 25, 2022 and December 25, 2021, borrowings
under all of these credit lines had a weighted average interest rate of
9.90
% and
10.44
%, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
18
Long-term debt
Long-term debt consisted of the following:
June 25, December 25,
2022 2021
Private placement facilities

$
699
$
706
U.S. trade accounts receivable securitization
60
105
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from
0.00
% to
3.50
% at June 25, 2022 and

ranging from
2.62
% to
4.27
% at December 25, 2021
7
4
Finance lease obligations
7
7
Total

773
822
Less current maturities

(4)
(11)
Total long-term debt

$
769
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
The components of our private placement facility borrowings as of June 25, 2022 are presented in the following
table:
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

As of June 25, 2022 and December
25, 2021, the borrowings outstanding under this securitization facility were

$
60

million and $
105

million,
respectively.

At June 25, 2022, the interest rate on borrowings under this facility was based on the asset-backed
commercial paper rate of
1.43
% plus
0.75
%, for a combined rate of
2.18
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
Note 8 – Income Taxes
For the six months ended June 25, 2022 our effective tax rate was
23.9
% compared to
24.3
% for the prior year
period.

The difference between our effective tax rate and the federal statutory tax rate for the six months ended
June 25, 2022 primarily relates to state and foreign income taxes and interest expense as well as share-based
compensation.

The difference between our effective tax rate and the federal statutory tax rate for the six months ended June 26, 2021 primarily relates to state and foreign income taxes,

interest expense and tax charges and
credits associated with legal entity reorganizations.
The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our condensed
consolidated balance sheets, as of June 25, 2022 and December 25, 2021 was $
83

million and $
84

million,
respectively of which $
69

million and $
69

million, respectively, would affect the effective tax rate if recognized.

It
is possible that the amount of unrecognized tax benefits will change in the next 12 months, which may result in a
material impact on our condensed consolidated statements of income.
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

The
amount of tax interest expense/(credit) was $
0

million for the six months ended June 25, 2022, and $
(3)

million for
the six months ended June 26, 2021.

The total amount of accrued interest is included in “Other

liabilities,” and was
$
13

million as of June 25, 2022 and $
12

million as of December 25, 2021.

No

penalties were accrued for the
periods presented.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
20
Note 9 – Legal Proceedings
Henry Schein, Inc. has been named as a defendant in multiple lawsuits

(currently less than one-hundred and fifty
( 150
); in less than half of those cases one or more of Henry Schein,

Inc.’s subsidiaries is also named as a
defendant).

Generally, the lawsuits allege that the manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities in the
supply chain (including Henry Schein, Inc and its affiliated companies) reaped financial rewards by refusing or
otherwise failing to monitor appropriately and restrict the improper distribution of those drugs.

These actions
consist of some that have been consolidated within the MultiDistrict Litigation

(“MDL”) proceeding In Re National
Prescription Opiate Litigation (MDL No. 2804; Case No. 17-md-2804)

and are currently stayed, and others which
remain pending in state courts and are proceeding independently and outside of the MDL.

At this time, the
following cases are set for trial: the action filed by Mobile County Board of Health, et al., in Alabama state court,
which is currently set for a jury trial on January 9, 2023; the action filed by DCH Health Care Authority, et al. in
Alabama state court, which is currently scheduled for a jury trial on July 24, 2023;

and the action filed by Florida
Health Sciences Center, Inc. (and
38

other hospitals located throughout the State of Florida) in

Florida state court,
which is currently scheduled for a jury trial in October 2024.

In June 2022, we settled
twenty-six

cases filed by
hospitals in West Virginia,

and settled with
one

additional hospital, for a total amount of
three-hundred thousand
dollars.

The
twenty-six

cases have been dismissed.

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
As of June 25, 2022, we had accrued our best estimate of potential losses relating to claims that were probable to
result in liability and for which we were able to reasonably estimate a loss.

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

Our non-employee
directors continued to receive equity-based awards for fiscal 2021 solely in the form of time-based RSUs.

In March
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
Each of the Plans provide for certain adjustments to the performance measurement in connection with awards under
the Plans.

With respect to the performance-based RSUs granted under our 2020 Stock Incentive Plan, such performance measurement adjustments relate to significant events, including,

without limitation, acquisitions,
divestitures, new business ventures, certain capital transactions (including share repurchases), differences in
budgeted average outstanding shares (other than those resulting from capital transactions referred to above),
restructuring costs, if any, certain litigation settlements or payments, if any, changes in accounting principles or in applicable laws or regulations, changes in income tax rates in certain markets,

foreign exchange fluctuations, the
financial impact, either positive or negative, of the differences in projected earnings generated by sales of COVID-
19 test kits (solely with respect to performance-based RSUs

granted in the 2022 plan year) and unforeseen events or
circumstances affecting us.

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

In addition to equity-based awards granted in fiscal 2021 under the our long-term incentive program, the
Compensation Committee granted a Special Pandemic Recognition Award under the 2020 Stock Incentive Plan to recipients of performance-based RSUs under the 2018 long-term incentive program.

The payout under the
performance-based restricted stock units granted under the fiscal 2018 long-term incentive program (the “2018
LTIP”) was negatively impacted by the global COVID-19 pandemic.

Given the significance of the impact of the
pandemic on our three-year

EPS goal under such equity awards and the contributions made by our employees
(including those who received such awards), on March 3, 2021, the Compensation

Committee granted a Special
Pandemic Recognition Award to recipients of performance-based restricted stock units under the 2018 LTIP who were employed by us on the grant date of the Special Pandemic

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
Our accompanying condensed consolidated statements of income reflect pre-tax share-based compensation expense
of $
15

million ($
12

million after-tax) and $
27

million ($
21

million after-tax) for the three and six months ended
June 25, 2022, respectively.

For the three and six months ended June 26, 2021, we recorded pre-tax share-based compensation expense of $
17

million ($
13

million after-tax) and $
30

million ($
23

million after-tax), respectively.
Total unrecognized compensation cost related to unvested awards as of June 25, 2022 was $
116

million, which is
expected to be recognized over a weighted-average period of approximately
2.4

years.
Our accompanying condensed consolidated statements of cash flows present our stock-based compensation expense
as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.

In
the accompanying condensed consolidated statements of cash flows, there were no

benefits associated with tax
deductions in excess of recognized compensation as a cash inflow from financing activities for the six months
ended June 25, 2022 and June 26, 2021, respectively.
The following weighted-average assumptions were used in determining the most recent fair values of stock options
granted using the Black-Scholes valuation model:

2022
Expected dividend yield

0.0
%
Expected stock price volatility

27.40
%
Risk-free interest rate

3.25
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
The following table summarizes stock option activity under the Plans during the six months ended June 25, 2022:
Stock Options
Weighted
Average
Weighted

Remaining
Average

Contractual

Aggregate
Exercise
Life in

Intrinsic
Shares Price Years

Value
Outstanding at beginning of period

767,717
$
63.24

Granted

406,443
86.16

Exercised

(29,892)
62.71

Forfeited

(9,656)
71.72

Outstanding at end of period

1,134,612
$
71.39

9.1

$
10
Options exercisable at end of period

219,642
$
62.92

Weighted
Weighted Average
Average Remaining Aggregate
Number of Exercise Contractual Intrinsic
Options Price Life (in years) Value
Vested

or expected to vest
894,356
$
73.68
9.2
$
7
The following tables summarize the activity of our unvested RSUs for the six months ended June 25, 2022:
Time-Based Restricted Stock Units
Weighted Average

Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share
Outstanding at beginning of period

1,945,862
$
58.79
Granted

455,169
86.13
Vested

(501,944)
54.76
Forfeited

(28,807)
65.88
Outstanding at end of period

1,870,280
$
66.47
$
77.29
Performance-Based Restricted Stock Units
Weighted Average

Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share
Outstanding at beginning of period

674,753
$
59.63
Granted

390,975
75.70
Vested

(392,001)
59.24
Forfeited

(7,724)
66.18
Outstanding at end of period

666,003
$
62.39
$
77.29

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

The components of the change in the redeemable noncontrolling interests for the six months ended June 25, 2022 and the year ended December

25, 2021 are presented in the
following table:

June 25, December 25,
2022 2021
Balance, beginning of period

$
613
$
328
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(11)
(60)
Increase in redeemable noncontrolling interests due to business acquisitions
-
189
Net income attributable to redeemable noncontrolling interests

9
23
Dividends declared

(11)
(21)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests

(7)
(6)
Change in fair value of redeemable securities

(7)
160
Balance, end of period

$
586
$
613
Note 12 – Comprehensive Income
Comprehensive income includes certain gains and losses that, under U.S.

GAAP,

are excluded from net income as
such amounts are recorded directly as an adjustment to stockholders’

equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:
June 25, December 25,
2022 2021
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment

$
(38)
$
(31)
Attributable to noncontrolling interests:
Foreign currency translation adjustment

$
(1)
$
-
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(234)
$
(155)
Unrealized gain (loss) from foreign currency hedging activities

7
(2)
Pension adjustment loss

(14)
(14)
Accumulated other comprehensive loss

$
(241)
$
(171)
Total Accumulated

other comprehensive loss

$
(280)
$
(202)

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
25
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:
Three Months Ended Six Months Ended
June 25, June 26, June 25, June 26,
2022 2021 2022 2021
Net income $
167
$
164
$
353
$
339
Foreign currency translation gain (loss)
(90)
38
(87)
-
Tax effect

-
-
-
-
Foreign currency translation gain (loss)
(90)
38
(87)
-
Unrealized gain (loss) from foreign currency hedging

activities

10
(2)
12
2
Tax effect

(2)
-
(3)
(1)
Unrealized gain (loss) from foreign currency hedging

activities

8
(2)
9
1
Pension adjustment gain
-
-
-
1
Tax effect

-
-
-
-
Pension adjustment gain
-
-
-
1
Comprehensive income

$
85
$
200
$
275
$
341
The change in the unrealized gain (loss) from foreign currency hedging activities during the three and six months
ended June 25, 2022 and June 26, 2021 was primarily attributable to a net investment hedge that was entered into
during 2019.
Our financial statements are denominated in the U.S. Dollar currency.

Fluctuations in the value of foreign
currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The
foreign currency translation gain (loss) during the six months ended

June 25, 2022 and six months ended June 26,
2021 was primarily impacted by changes in foreign currency exchange rates of the Euro, British Pound, Brazilian
Real, Australian Dollar and Canadian Dollar.

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:
Three Months Ended Six Months Ended
June 25, June 26, June 25, June 26,
2022 2021 2022 2021
Comprehensive income attributable to
Henry Schein, Inc.

$
87
$
185
$
271
$
323
Comprehensive income attributable to
noncontrolling interests

1
1
2
3
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests

(3)
14
2
15
Comprehensive income

$
85
$
200
$
275
$
341

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
During the three and six months ended June 26, 2021, we recorded restructuring costs of $
1

million and $
4

million,
respectively.

As of June 25, 2022 and December 25, 2021, the remaining

accrued balance for restructuring costs
was $
1

million and $
4

million, respectively.
On August 1, 2022, we committed to a restructuring plan focused on funding the priorities of the strategic plan and
streamlining operations and other initiatives to increase efficiency.

We expect to record restructuring charges in
2022 and 2023, however an estimate of the amount of these charges has not yet been determined.

Any restructuring
charges are expected primarily to include severance pay and facility-related costs.
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
Three Months Ended Six Months Ended
June 25, June 26, June 25, June 26,
2022 2021 2022 2021
Basic

137,350,488
140,358,428
137,323,076
141,316,258
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units

1,518,576
1,298,455
1,732,129
1,221,648
Diluted

138,869,064
141,656,883
139,055,205
142,537,906
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:
Three Months Ended Six Months Ended
June 25, June 26, June 25, June 26,
2022 2021 2022 2021
Stock options
423,786
786,691
250,226
501,648
Restricted stock units
51,453
2,621
226,203
1,653
Total anti-dilutive

securities excluded from EPS
computation
475,239
789,312
476,429
503,301

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
27
Note 15 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Six Months Ended
June 25, June 26,
2022 2021
Interest $
17
$
14
Income taxes
165
134
During the six months ended June 25, 2022 and June 26, 2021, we had a

$
12

million and $
2

million of non-cash net
unrealized gains related to foreign currency hedging activities, respectively.

Note 16 – Related Party Transactions
In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was
formed on July 1, 2018, we entered into a ten-year

royalty agreement with Internet Brands whereby we will pay
Internet Brands approximately $
31

million annually for the use of their intellectual property.

During the three and
six months ended June 25, 2022, we recorded $
8

million and $
16

million, respectively in connection with costs
related to this royalty agreement.

During the three and six months ended June 26, 2021, we recorded

$
8

million
and $
16

million, respectively, in connection with costs related to this royalty agreement.

As of June 25, 2022 and
December 25, 2021,

Henry Schein One, LLC had a net (payable) receivable balance due

(to) from Internet Brands
of $
(6)

million and $
9

million, respectively, comprised of amounts related to results of operations and the royalty agreement.
During our normal course of business, we have interests in entities that we account for under the equity accounting method.

During the three and six months ended June 25, 2022, we recorded net sales of $
16

million and $
32
million, respectively, to such entities.

During the three and six months ended June 26, 2021, we recorded net sales
of $
18

million and $
33

million, respectively, to such entities.

During the three and six months ended June 25, 2022,
we purchased $
5

million and $
10

million, respectively, from such entities.

During the three and six months ended
June 26, 2021, we purchased $
5

million and $
9

million, respectively, from such entities.

At June 25, 2022 and
December 25, 2021, in the aggregate we had $
40

million and $
45

million, due from our equity affiliates, and $
9
million and $
9

million due to our equity affiliates, respectively.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

These
leases are classified as operating leases and have a remaining lease term ranging from
6 months

to
10 years
.

As of
June 25, 2022, current and non-current liabilities associated with related party operating leases were $
4

million and
$
17

million, respectively.

Related party leases represented
5.4
% and
6.1
% of the total current and non-current
operating lease liabilities.

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

Coronavirus Disease 2019 (COVID-19)
on us, our results of operations, liquidity and financial condition (including any estimates of the impact on these
items), the rate and consistency with which dental and other practices resume or maintain normal operations in the
United States and internationally, expectations regarding personal protective equipment (“PPE”) and COVID-19 related product sales and inventory levels, whether additional resurgences or variants of the virus will adversely
impact the resumption of normal operations, whether vaccine mandates will adversely impact us (by disrupting our
workforce and/or business), whether supply chain disruptions will adversely impact our business, the impact of
restructuring programs as well as of any future acquisitions, and more generally current expectations regarding
performance in current and future periods.

Forward looking statements also include the (i) our ability to have continued access to a variety of COVID-19 test types, expectations regarding

COVID-19 test sales, demand and
inventory levels, as well as the efficacy or relative efficacy of the test results given that the test efficacy has not
been, or will not have been, independently verified under normal FDA procedures and (ii) potential for us to
distribute the COVID-19 vaccines and ancillary supplies.
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

our ability to develop or acquire and
maintain and protect new products (particularly technology products) and technologies that achieve market
acceptance with acceptable margins; transitional challenges associated with acquisitions,

dispositions and joint
ventures, including the failure to achieve anticipated synergies/benefits; financial and tax risks associated with
acquisitions, dispositions and joint ventures; certain provisions in our governing documents that may discourage
third-party acquisitions of us; effects of a highly competitive (including, without limitation, competition from third-
party online commerce sites) and consolidating market; the repeal or judicial prohibition on implementation of the
Affordable Care Act; changes in the health care industry; risks from expansion of customer purchasing power and
multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-
party shippers; general global and domestic macro-economic and political conditions, including inflation, deflation,
fluctuations in the value of the U.S. dollar as compared to foreign currencies,

and changes to other economic
indicators, international trade agreements, potential trade barriers and terrorism; failure to comply with existing and
future regulatory requirements; risks associated with the EU Medical

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

We undertake no duty and have no obligation to update forward-looking statements except as required by law.
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

2020 and 2021.

The impact of COVID-19 had a
material adverse effect on our business, results of operations and cash flows in 2020.

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

During the three
months ended June 25, 2022,

we continued to experience a decrease in the sales volume of PPE and COVID-19
related products and additionally we began to experience declining demand for COVID-19 test kits.

We expect
continued volatility in sales of test kits for the remainder of the year.
During the three months ended June 25, 2022,

as a result of an increase in COVID-19 variants, we experienced a modest decline in dental patient traffic which we believe is related to an increase in patient appointment
cancellations and staff shortages.

We are continuing to monitor these trends closely and expect patient traffic to increase again once cases of COVID-19 moderate.

In contrast to our dental business, during the three months
ended June 25, 2022, our medical business benefited from strong sales in point-of-care diagnostic tests including
flu test kits, as well as generic pharmaceuticals and equipment.
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

We believe that we have a strong
brand identity due to our more than 90 years of experience distributing health care products.
We are headquartered in Melville, New York,

employ more than 22,000 people (of which approximately 10,600 are
based outside of the United States) and have operations or affiliates in 32 countries and territories.

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

We have seen and expect to continue to see changes in demand trends for some of our products and services, supply chain challenges and labor challenges, as rates of infection fluctuate, new
strains or variants of COVID-19 emerge and spread, vaccine uptake and mandates increase and change,
governments adapt their approaches to combatting the virus (including,

without limitation, vaccine mandates), and
local conditions change across geographies.

For example, vaccine mandates affecting our workforce, whether imposed through government regulations or contracts with governmental authorities or other customers, could
potentially cause staffing shortages if employees choose not to comply as well as other consequences to our
business or operations, and managing and tracking vaccination status and ongoing testing for exempt employees
could potentially increase our costs, as could addressing inconsistent COVID-19 vaccination mandates.

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
According to the U.S. Census Bureau’s International Database, in 2022 there are approximately seven million
Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care
services.

By the year 2050, that number is projected to nearly triple to approximately

19 million.

The population
aged 65 to 84 years is projected to increase by approximately 27% during the same period.
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

The
latest projections begin after the latest historical year (2020) and go through

2030.
Government
Certain of our businesses involve the distribution, manufacturing,

importation, exportation, marketing and sale of,
and/or third party payment for, pharmaceuticals and/or medical devices, and in this regard, we are subject to
extensive local, state, federal and foreign governmental laws and regulations,

including as applicable to our
wholesale distribution of pharmaceuticals and medical devices, manufacturing activities, and as part of our
specialty home medical supply business that distributes and sells medical equipment and supplies directly to
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

We have not recognized
revenue for these services and have currently deferred $13 million in revenue

(including $8 million deferred during
the six months ended June 25, 2022 and $5 million deferred during the three months ended December 25, 2021).
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

15, 2022.
Results of Operations
The following table summarizes the significant components of our operating results for the three and six months
ended June 25, 2022 and June 26, 2021 and cash flows for the six months ended June 25, 2022 and June 26, 2021:
Three Months Ended Six Months Ended
June 25, June 26, June 25, June 26,
2022 2021 2022 2021
Operating results:
Net sales

$ 3,030 $ 2,967 $ 6,209 $ 5,892
Cost of sales

2,085 2,076 4,291 4,110
Gross profit

945 891 1,918 1,782
Operating expenses:
Selling, general and administrative

680 635 1,362 1,249
Depreciation and amortization 45 45 92 89
Restructuring costs

- 1 - 4
Operating income $ 220 $ 210 $ 464 $ 440
Other expense, net

$ (6) $ (5) $ (11) $ (9)
Net income 167 164 353 339
Net income attributable to Henry Schein, Inc. 160 156 341 322
Six Months Ended
June 25, June 26,
2022 2021
Cash flows:

Net cash provided by operating activities $ 250 $ 222
Net cash used in investing activities (59) (341)
Net cash used in financing activities (195) (139)

Plans of Restructuring
On November 20, 2019, we committed to a contemplated restructuring initiative intended to mitigate stranded costs
associated with the spin-off of our animal health business and to rationalize operations and to provide expense
efficiencies.

These restructuring activities were completed in 2021.
During the three and six months ended June 26, 2021, we recorded restructuring costs of $1 million and $4 million,
respectively.

As of June 25, 2022 and December 25, 2021, the remaining

accrued balance for restructuring costs
was $1 million and $4 million, respectively.
On August 1, 2022, we committed to a restructuring plan focused on funding the priorities of the strategic plan and
streamlining operations and other initiatives to increase efficiency.

We expect to record restructuring charges in
2022 and 2023, however an estimate of the amount of these charges has not yet been determined.

Any restructuring
charges are expected primarily to include severance pay and facility-related costs.

The expense savings realized
from this plan are expected to mainly affect 2023 and beyond.

Three Months Ended June 25, 2022 Compared to Three Months Ended June 26, 2021
Net Sales
Net sales were as follows:
June 25, % of June 26, % of Increase / (Decrease)
2022 Total 2021 Total $ %
Health care distribution
(1)
Dental

$ 1,853 61.1% $ 1,912 64.4% $ (59) (3.1) %
Medical

996 32.9 902 30.4 94 10.3

Total health care distribution

2,849 94.0 2,814 94.8 35 1.2
Technology and value-added services
(2)
181 6.0 153 5.2 28 18.1
Total

$ 3,030 100.0% $ 2,967 100.0% $ 63 2.1
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
The 2.1% increase in net sales includes an increase of 4.5% in local currency sales (2.4% increase in internally
generated sales and 2.1% growth from acquisitions) partially offset by a decrease of 2.4% related to foreign
currency exchange.

We estimate that sales of PPE and COVID-19 related products were approximately $259 million, a decrease of 28.8%

versus the prior year.

Excluding PPE and COVID-19 related products, the estimated
increase in internally generated local currency sales was 6.7%.
The 3.1% decrease in dental net sales includes an increase of 0.4% in local currency sales (0.3% decrease in
internally generated sales and 0.7% growth from acquisitions) offset by a decrease of 3.5% related to foreign
currency exchange.

The 0.4% increase in local currency sales was attributable to a decrease in dental consumable
merchandise sales of 1.3% (2.2% decrease in internally generated sales and 0.9% growth from acquisitions) and an
increase in dental equipment and service sales of 7.0%,

all of which was attributable to growth in internally
generated sales.

Our sales growth in dental merchandise was lower than our sales growth in dental equipment
during the three months ended June 25, 2022 due to lower patient traffic related to an increase in patient
appointment cancellations compared to the comparable prior-year period as well as a decrease in PPE sales.

Dental
equipment sales increased in both our North American and international markets, which is primarily attributable to
increased demand and strong order backlog.

We estimate that our dental business recorded sales of approximately
$114 million of PPE and COVID-19 related products, an estimated decrease of 37.2%

versus the prior year.

Excluding PPE and COVID-19 related products, the estimated increase in internally generated local currency dental
sales was 3.5%.
The 10.3% increase in medical net sales includes an increase of 10.6%

in local currency sales (6.7% increase in
internally generated sales and 3.9% growth from acquisitions), partially offset by a decrease of 0.3% related to
foreign currency exchange.

We estimate that our medical business recorded sales of approximately $145 million of
PPE and COVID-19 related products for the three months ended June 25, 2022,

an estimated decrease of 20.4%
compared to the prior year.

Excluding sales of PPE and COVID-19 related products,

the estimated increase in
internally generated local currency medical sales was 13.6%.
The 18.1% increase in technology and value-added services net sales includes an increase of 19.6%

in local
currency sales (10.8% increase in internally generated sales and 8.8%

growth from acquisitions) partially offset by
a decrease of 1.5% related to foreign currency exchange.

During the quarter ended June 25, 2022, the trend for
transactional software sales improved compared to the prior year, as we increased the number of users,

generating
demand for our sales cycle management solutions, and also

from cloud-based solutions that drive practice
efficiency and patient engagement.

Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
June 25, Gross June 26, Gross Increase
2022 Margin % 2021 Margin % $ %
Health care distribution

$ 826 29.0% $ 786 27.9% $ 40 5.2%
Technology and value-added services 119 65.9 105 68.9 14 13.0
Total

$ 945 31.2 $ 891 30.0 $ 54 6.2
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
Health care distribution gross profit increased $40 million, or 5.2%, primarily due to the increase in net sales
discussed above.

The overall increase in our health care distribution gross profit includes a $34 million increase in
the gross margin rates due to product mix and supplier rebates and $18 million additional gross profit from
acquisitions, partially offset by a decrease of $12 million from internally generated operations.

Technology and value-added services gross profit increased $14 million, or 13.0%, due to an $11 million increase in internally generated sales and $5 million additional gross profit from acquisitions,

partially offset by a decrease
of $2 million from gross margin rates due to product mix.

Technology and value-added services gross profit
margin decreased to 65.9% from 68.9% primarily due to our continued investment in product development and
customer service.

Selling, General and Administrative
Selling, general and administrative expenses by segment and in total were as follows:
% of % of
June 25, Respective June 26, Respective Increase
2022 Net Sales 2021 Net Sales $ %
Health care distribution

$ 637 22.4% $ 604 21.4% $ 33 5.6%
Technology and value-added services

88 48.5 77 50.1 11 14.4
Total

$ 725 23.9 $ 681 22.9 $ 44 6.6
Selling, general and administrative expenses (including restructuring costs in the three months ended June 26,
2021) increased $44 million, or 6.6%.
The $33 million increase in selling, general and administrative expenses within our health care distribution segment
was attributable to an increase of $18 million of operating costs and an increase of $17 million of additional costs
from acquired companies, partially offset by a decrease of $1 million in restructuring costs.

The $11 million
increase in selling, general and administrative expenses within our technology and value-added services segment
was attributable to an increase of $6 million of operating costs and an increase of $5 million of additional costs
from acquired companies.
As a component of total selling, general and administrative expenses,

selling expenses increased $22 million, or
5.4% to $433 million primarily due to an increase in payroll and payroll related costs and travel and convention
expenses.

As a percentage of net sales, selling expenses increased to 14.3%

from 13.8%.
As a component of total selling, general and administrative expenses, general and administrative expenses
increased $22 million, or 8.5% to $292 million primarily due to an increase in payroll and payroll related costs and
travel and convention expenses.

As a percentage of net sales, general and administrative expenses increased to
9.6% from 9.1%.
Other Expense, Net
Other expense, net, was as follows:
June 25, June 26, Variance
2022 2021 $ %
Interest income

$ 3 $ 1 $ 2 120.8%
Interest expense

(9) (7) (2) (30.4)
Other, net

- 1 (1) (90.3)
Other expense, net

$ (6) $ (5) $ (1) (13.3)
Interest income increased $2 million and interest expense increased

$2 million primarily due to increased interest
rates.
Income Taxes
For the three months ended June 25, 2022 our effective tax rate was 23.8% compared to 23.4%

for the prior year
period.

The difference between our effective tax rates and the federal statutory tax rate for the three months ended
June 25, 2022 primarily relates to state and foreign income taxes and interest expense.

The difference between our
effective tax rate and the federal statutory tax rate for the three months ended June

26, 2021, was primarily due to
state and foreign income taxes, interest expense and tax charges and credits associated with legal entity
reorganizations.

Six Months Ended June 25, 2022 Compared to Six Months Ended June 26, 2021
Net Sales
Net sales were as follows:
June 25, % of June 26, % of Increase/(Decrease)
2022 Total 2021 Total $ %
Health care distribution (1)
Dental

$ 3,681 59.3% $ 3,701 62.8% $ (20) (0.5) %
Medical

2,168 34.9 1,893 32.1 275 14.5
Total health care distribution

5,849 94.2 5,594 94.9 255 4.6
Technology and value-added services (2) 360 5.8 298 5.1 62 20.7
Total

$ 6,209 100.0% $ 5,892 100.0% $ 317 5.4
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
The 5.4% increase in net sales includes an increase of 7.3% in local currency revenue (5.0% increase in internally
generated revenue and 2.3% growth from acquisitions) partially offset by a decrease of

1.9% related to foreign
currency exchange.

We estimate that sales for the six months ended June 25, 2022 of PPE and COVID-19 related products were approximately $747 million, an estimated decrease of 10.1%

versus the prior year.

Excluding PPE
and COVID-19 related products, the estimated increase in internally generated local

currency sales was 7.5%.
The 0.5% decrease in dental net sales includes an increase of 2.3% in local currency revenue (1.6% increase in
internally generated revenue and 0.7% growth from acquisitions) partially offset by a decrease of 2.8% related to
foreign currency exchange.

The 2.3% increase in local currency sales was attributable to an increase in dental consumable merchandise revenue of 0.5% (0.5% decrease in internally generated revenue and 1.0% growth from
acquisitions), and an increase in dental equipment sales and service revenues of 9.4% (9.3% increase in internally
generated revenue and 0.1% growth from acquisitions).

Our sales growth in dental merchandise was lower than our
sales growth in dental equipment during the three months ended June 25,

2022 due to lower patient traffic
compared to the comparable prior-year period as well as a decrease in PPE sales.

Dental equipment sales increased
in both our North American and international markets, which

is primarily attributable to increased demand and
strong order backlog.

We estimate that global dental sales for the six months ended June 25, 2022 of PPE and
COVID-19 related products were approximately $258 million,

an estimated decrease of 26.6% versus the prior
year.

Excluding PPE and COVID-19 related products, the estimated

increase in internally generated local currency
dental sales was 4.4%.
The 14.5% increase in medical net sales is attributable to an increase of

14.7% in local currency growth (10.9%
increase in internally generated revenue and 3.8% growth from acquisitions)

partially offset by a decrease of 0.2%
related to foreign currency exchange.

Globally, we estimate our medical business recorded sales of approximately
$489 million sales of such PPE and other COVID-19 related products for the six months ended June 25, 2022, an
increase of approximately 1.9%

compared to the prior year.

Excluding PPE and COVID-19 related products, the
estimated increase in internally generated local currency medical sales was 14.1%.
The 20.7% increase in technology and value-added services net sales is attributable to an increase of 21.8% in local
currency revenue (11.0% increase in internally generated revenue and 10.8% growth from acquisitions) partially offset by a decrease of 1.1% related to foreign currency exchange.

During the six months ended June 25, 2022, the
trend for transactional software sales improved as we increased the number of users, generating demand for our
sales cycle management solutions, and also from cloud-based solutions that drive practice efficiency and patient
engagement.

Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
June 25, Gross June 26, Gross Increase
2022 Margin % 2021 Margin % $ %
Health care distribution

$ 1,683 28.8% $ 1,575 28.1% $ 108 6.9%
Technology and value-added services 235 65.4 207 69.6 28 13.4
Total

$ 1,918 30.9 $ 1,782 30.2 $ 136 7.7
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
Health care distribution gross profit increased $108 million, or 6.9% primarily due to the increase in net sales
discussed above.

In addition, health care distribution gross profit margin benefitted from supplier rebates due to
increased purchase volumes compared to the comparable prior-year period.

The overall increase in our health care
distribution gross profit is attributable to a $46 million increase in gross profit due to the increase in the gross
margin rates, $37 million additional gross profit from acquisitions and $25 million increase in internally generated
revenue.
Technology and value-added services gross profit increased $28 million, or 13.4%, attributable to an increase of
$20 million in internally generated revenue and $14 million additional gross profit from acquisitions,

partially
offset by a $6 million decrease in gross margin rates.

Technology and value-added services gross profit margin
decreased to 65.4% from 69.6% primarily due to lower gross margins of recently acquired companies in the
business services sector and our continued investment in product development and customer service.

Selling, General and Administrative
Selling, general and administrative expenses by segment and in total were as follows:
% of % of
June 25, Respective June 26, Respective Increase
2022 Net Sales 2021 Net Sales $ %
Health care distribution

$ 1,283 21.9% $ 1,196 21.4% $ 87 7.4%
Technology and value-added services

171 47.5 146 49.1 25 16.7
Total

$ 1,454 23.4 $ 1,342 22.8 $ 112 8.4
Selling, general and administrative expenses (including restructuring costs)

increased $112 million, or 8.4%.
The $87 million increase in selling, general and administrative expenses within our health care distribution segment
was attributable to an increase of $53 million of operating costs and an increase of $38 million of additional costs
from acquired companies, partially offset by a decrease of $4 million in restructuring costs.

The $25 million
increase in selling, general and administrative expenses within our technology and value-added services segment
was attributable to an increase of $13 million of operating costs and an increase of $12 million of additional costs
from acquired companies.

As a component of total selling, general and administrative expenses, selling expenses increased $79 million, or
10.0% to $875 million, primarily due to an increase in payroll and payroll related costs and travel and convention
expenses.

As a percentage of net sales, selling expenses increased to 14.1%

from 13.5%.
As a component of total selling, general and administrative expenses, general and administrative expenses
increased $33 million, or 6.1% to $579 million, primarily due to an increase in payroll and payroll related costs and
travel and convention expenses.

As a percentage of net sales, general and administrative expenses remained
consistent at 9.3%.
Other Expense, Net
Other expense, net, was as follows:
June 25, June 26, Variance
2022 2021 $ %
Interest income

$ 5 $ 3 $ 2 47.6%
Interest expense

(16) (13) (3) (23.0)
Other, net

- 1 (1) (110.0)
Other expense, net

$ (11) $ (9) $ (2) (23.6)
Interest income increased $2 million and interest expense increased

$3 million primarily due to increased interest
rates.
Income Taxes
For the six months ended June 25, 2022, our effective tax rate was 23.9% compared to 24.3% for the prior year
period.

The difference between our effective tax rate and the federal statutory tax rate for the six months ended
June 25, 2022 primarily relates to state and foreign income taxes and interest expense as well as share-based
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

Net cash provided by operating activities was $250 million for the six months ended June 25, 2022, compared to
net cash provided by operating activities of $222 million for the comparable prior year period.

The net change of
$28 million was primarily attributable to higher net income and increased working capital, specifically a decrease in
inventory levels of PPE and COVID-19 related products.

These working capital increases were partially offset by
reduced accounts payable and accrued expenses.
Net cash used in investing activities was $59 million for the six months ended June 25, 2022, compared to $341
million for the comparable prior year period.

The net change of $282 million was primarily attributable to decreased payments for equity investments and business acquisitions.
Net cash used in financing activities was $195 million for the six months ended June 25, 2022, compared to net
cash used in financing activities of $139 million for the comparable prior year period.

The net change of $56
million was primarily due to reduced net borrowings from debt, partially offset by decreased repurchases of
common stock.

The following table summarizes selected measures of liquidity and capital resources:
June 25, December 25,
2022 2021
Cash and cash equivalents

$ 108 $ 118
Working

capital

(1)
1,713 1,537
Debt:
Bank credit lines

$ 85 $ 51
Current maturities of long-term debt

4 11
Long-term debt

769 811
Total debt

$ 858 $ 873
Leases:
Current operating lease liabilities $ 74 $ 76
Non-current operating lease liabilities 276 268
(1)

Includes $76 million and $138 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at June 25, 2022 and December 25, 2021, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations decreased to 42.2 days as of June 25, 2022 from
42.3 days as of June 26, 2021.

During the six months ended June 25, 2022, we wrote off approximately $4 million
of fully reserved accounts receivable against our trade receivable reserve.

Our inventory turns from operations
decreased to 4.6 as of June 25, 2022 from 5.1 as of June 26, 2021.

Our working capital accounts may be impacted
by current and future economic conditions.
Leases
We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment.

Our leases have remaining terms of less than one year to

approximately 19 years, some of
which may include options to extend the leases for up to 10 years.

As of June 25, 2022, our right-of-use assets
related to operating leases were $327 million and our current and non-current operating lease liabilities were $74
million and $276 million, respectively.
Stock Repurchases
From March 3, 2003 through June 25, 2022, we repurchased $4.1 billion,

or 82,414,390 shares, under our common
stock repurchase programs, with $90 million available as of June 25, 2022 for future common stock share
repurchases.

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

Based
on this evaluation, our management, including our principal executive officer and principal financial officer,
concluded that our disclosure controls and procedures were effective as of June 25, 2022,

to ensure that all material
information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated
and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such
information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules
and forms.
Changes in Internal Control over Financial Reporting
The continued acquisition integrations and systems implementation activity carried over from prior quarters when
considered in the aggregate, represents a material change in our internal control over financial reporting.
During the quarter ended June 25, 2022, post-acquisition integration related activities continued for our dental and
medical businesses acquired during prior quarters.

These acquisitions, the majority of which utilize separate
information and financial accounting systems, have been included in our condensed consolidated financial
statements since their respective dates of acquisition.

Additionally, we continued systems implementation activities related to the upgrade of the warehouse management system

for our Australian dental business.
All continued acquisition integrations and systems implementation activity involve necessary and appropriate
change-management controls that are considered in our quarterly assessment of the design and operating
effectiveness of our internal control over financial reporting.
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
As of June 25, 2022, we had repurchased approximately $4.1 billion of common stock (82,414,390 shares) under
these initiatives, with $90 million available for future common stock share repurchases.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended June 25, 2022.
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
3/27/2022 through 4/23/2022 -
$
- - 2,291,215
4/24/2022 through 5/28/2022 613,265 84.12 613,265 1,726,511
5/29/2022 through 6/25/2022 732,132 79.16 732,132 1,170,369
1,345,397 1,345,397
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
ITEM 5.

OTHER INFORMATION
On August 1, 2022, we committed to a restructuring plan focused on funding the priorities of the strategic plan and
streamlining operations and other initiatives to increase efficiency.

We expect to record restructuring charges in
2022 and 2023, however an estimate of the amount of these charges has not yet been determined.

Any restructuring
charges

are expected primarily to include severance pay and facility-related costs.

ITEM 6.

EXHIBITS
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104
The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended June 25, 2022, formatted in Inline XBRL (included within
Exhibit 101 attachments).+
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
Dated: August 2, 2022