Form 10-Q
period 2022-09-24
HENRY SCHEIN INC
filed 2022-11-01
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly

period ended
September 24, 2022
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
Yes
☐

No
☒
As of October 24, 2022, there were
135,547,575

shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Balance Sheets as of September 24, 2022 and December 25, 2021
3
Condensed Statements of Income for the three and nine months ended
September 24, 2022 and September 25, 2021
4
Condensed Statements of Comprehensive Income for the three and nine months ended
September 24, 2022 and September 25, 2021
5
Condensed Statement of Changes in Stockholders' Equity for the three months ended
September 24, 2022 and September 25, 2021
6
Condensed Statement of Changes in Stockholders' Equity for the nine months ended
September 24, 2022 and September 25, 2021
7
Condensed Statements of Cash Flows for the nine months ended
September 24, 2022 and September 25, 2021
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
20
Note 10 – Stock-Based Compensation
21
Note 11 – Redeemable Noncontrolling Interests
24
Note 12 – Comprehensive Income
24
Note 13 – Plans of Restructuring and Integration Costs
26
Note 14 – Earnings Per Share
27
Note 15 – Supplemental Cash Flow Information
28
Note 16 – Related Party Transactions
28
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
29
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
46
ITEM 4.
Controls and Procedures
46
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
47
ITEM 1A.
Risk Factors
47
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
47
ITEM 6.
Exhibits
48
Signature
49

See accompanying notes.

PART

I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions,

except share data)
September 24, December 25,
2022 2021
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents

$
123
$
118
Accounts receivable, net of reserves of $
63

and $
67
1,507
1,452
Inventories, net
1,818
1,861
Prepaid expenses and other

509
413
Total current assets

3,957
3,844
Property and equipment, net

354
366
Operating lease right-of-use assets
319
325
Goodwill

2,870
2,854
Other intangibles, net

635
668
Investments and other
399
424
Total assets

$
8,534
$
8,481
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable

$
957
$
1,054
Bank credit lines

107
51
Current maturities of long-term debt

4
11
Operating lease liabilities
72
76
Accrued expenses:
Payroll and related

330
385
Taxes

127
137
Other

549
593
Total current liabilities

2,146
2,307
Long-term debt

934
811
Deferred income taxes

37
42
Operating lease liabilities
271
268
Other liabilities

338
377
Total liabilities

3,726
3,805
Redeemable noncontrolling interests

563
613
Commitments and contingencies

(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
135,258,887

outstanding on September 24, 2022 and
137,145,558

outstanding on December 25, 2021
1
1
Additional paid-in capital
-
-
Retained earnings

3,922
3,595
Accumulated other comprehensive loss

(312)
(171)
Total Henry Schein, Inc. stockholders' equity
3,611
3,425
Noncontrolling interests
634
638
Total stockholders' equity

4,245
4,063
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
8,534
$
8,481

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME
(unaudited, in millions, except share and per share data)
Three Months Ended Nine Months Ended
September 24, September 25, September 24, September 25,
2022 2021 2022 2021
Net sales

$
3,067
$
3,178
$
9,276
$
9,070
Cost of sales

2,153
2,266
6,444
6,376
Gross profit

914
912
2,832
2,694
Operating expenses:
Selling, general and administrative

648
657
2,010
1,906
Depreciation and amortization
45
44
137
133
Restructuring and integration costs
10
-
10
4
Operating income
211
211
675
651
Other income (expense):
Interest income

4
2
9
5
Interest expense

(11)
(7)
(27)
(20)
Other, net

1
-
1
1
Income before taxes, equity in earnings of affiliates
and noncontrolling interests
205
206
658
637
Income taxes
(46)
(50)
(155)
(154)
Equity in earnings of affiliates

3
6
12
18
Gain on sale of equity investment
-
7
-
7
Net income
162
169
515
508
Less: Net income attributable to noncontrolling interests
(12)
(7)
(24)
(24)
Net income attributable to Henry Schein, Inc. $
150
$
162
$
491
$
484
Earnings per share attributable to Henry Schein, Inc.:
Basic

$
1.10
$
1.16
$
3.59
$
3.44
Diluted

$
1.09
$
1.15
$
3.55
$
3.40
Weighted-average common

shares outstanding:
Basic

135,608,678
139,377,237
136,731,413
140,661,182
Diluted

137,084,049
141,079,337
138,488,254
142,178,702

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(unaudited, in millions)
Three Months Ended Nine Months Ended
September 24, September 25, September 24, September 25,
2022 2021 2022 2021
Net income $
162
$
169
$
515
$
508
Other comprehensive loss, net of tax:
Foreign currency translation loss
(89)
(40)
(176)
(40)
Unrealized gain from foreign currency hedging
activities

11
4
20
5
Pension adjustment gain
1
-
1
1
Other comprehensive loss, net of tax
(77)
(36)
(155)
(34)
Comprehensive income

85
133
360
474
Comprehensive income attributable to noncontrolling

interests:

Net income
(12)
(7)
(24)
(24)
Foreign currency translation loss
6
5
14
4
Comprehensive income attributable to noncontrolling
interests

(6)
(2)
(10)
(20)
Comprehensive income attributable to Henry Schein, Inc.

$
79
$
131
$
350
$
454

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
Net income (excluding $
10

attributable to Redeemable
noncontrolling interests) -
-
-
150
-
2
152
Foreign currency translation loss (excluding loss of $
6
attributable to Redeemable noncontrolling interests) -
-
-
-
(83)
-
(83)
Unrealized gain from foreign currency hedging activities,
net of tax of $
4
-
-
-
-
11
-
11
Pension adjustment gain, net of tax of $
1
-
-
-
-
1
-
1
Dividends paid -
-
-
-
-
(1)
(1)
Change in fair value of redeemable securities -
-
11
-
-
-
11
Repurchases and retirement of common stock
(1,183,729)
-
(12)
(78)
-
-
(90)
Stock-based compensation expense
3,640
-
17
-
-
-
17
Stock issued upon exercise of stock options
597
-
-
-
-
-
-
Shares withheld for payroll taxes
(1,194)
-
(1)
-
-
-
(1)
Settlement of stock-based compensation awards
13
-
1
-
-
-
1
Transfer of charges in excess of

capital
-
-
(16)
16
-
-
-
Balance, September 24, 2022
135,258,887
$
1
$
-
$
3,922
$
(312)
$
634
$
4,245
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, June 26, 2021
139,780,841
$
1
$
-
$
3,466
$
(107)
$
646
$
4,006
Net income (excluding $
5

attributable to Redeemable
noncontrolling interests) -
-
-
162
-
2
164
Foreign currency translation loss (excluding loss of $
5
attributable to Redeemable noncontrolling interests) -
-
-
-
(35)
-
(35)
Unrealized gain from foreign currency hedging activities,
net of tax of $
1
-
-
-
-
4
-
4
Change in fair value of redeemable securities -
-
(11)
-
-
-
(11)
Repurchases and retirement of common stock
(651,289)
-
(7)
(43)
-
-
(50)
Stock-based compensation expense
11
-
28
-
-
-
28
Shares withheld for payroll taxes
(20)
-
-
-
-
-
-
Transfer of charges in excess of

capital
-
-
(10)
10
-
-
-
Balance, September 25, 2021
139,129,543
$
1
$
-
$
3,595
$
(138)
$
648
$
4,106

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN

STOCKHOLDERS' EQUITY
(unaudited, in millions, except share and per share data)
Accumulated
Common Stock Additional Other Total
$.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 25, 2021
137,145,558
$
1
$
-
$
3,595
$
(171)
$
638
$
4,063
Net income (excluding $
19

attributable to Redeemable
noncontrolling interests)

-
-
-
491
-
5
496
Foreign currency translation loss (excluding loss of $
13
attributable to Redeemable noncontrolling interests) -
-
-
-
(162)
(1)
(163)
Unrealized gain from foreign currency hedging activities,
net of tax of $
7
-
-
-
-
20
-
20
Pension adjustment gain, net of tax of $
1
-
-
-
-
1
-
1
Dividends paid

-
-
-
-
-
(1)
(1)
Purchase of noncontrolling interests -
-
-
-
-
(7)
(7)
Change in fair value of redeemable securities

-
-
18
-
-
-
18
Repurchases and retirement of common stock

(2,529,126)
-
(28)
(172)
-
-
(200)
Stock-based compensation expense
958,539
-
44
-
-
-
44
Stock issued upon exercise of stock options

30,424
-
2
-
-
-
2
Shares withheld for payroll taxes

(343,541)
-
(30)
-
-
-
(30)
Settlement of stock-based compensation awards
(2,967)
-
2
-
-
-
2
Transfer of charges in excess of

capital
-
-
(8)
8
-
-
-
Balance, September 24, 2022
135,258,887
$
1
$
-
$
3,922
$
(312)
$
634
$
4,245
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 26, 2020
142,462,571
$
1
$
-
$
3,455
$
(108)
$
636
$
3,984
Net income (excluding $
19

attributable to Redeemable
noncontrolling interests)

-
-
-
484
-
5
489
Foreign currency translation loss (excluding loss of $
4
attributable to Redeemable noncontrolling interests) -
-
-
-
(36)
-
(36)
Unrealized gain from foreign currency hedging activities,
net of tax of $
2
-
-
-
-
5
-
5
Pension adjustment gain, net of tax of $
0
-
-
-
-
1
-
1
Change in fair value of redeemable securities

-
-
(144)
-
-
-
(144)
Initial noncontrolling interests and adjustments related to
business acquisitions -
-
-
-
-
7
7
Repurchases and retirement of common stock

(3,518,846)
-
(34)
(217)
-
-
(251)
Stock-based compensation expense
299,572
-
58
-
-
-
58
Shares withheld for payroll taxes

(113,754)
-
(7)
-
-
-
(7)
Transfer of charges in excess of

capital
-
-
127
(127)
-
-
-
Balance, September 25, 2021
139,129,543
$
1
$
-
$
3,595
$
(138)
$
648
$
4,106

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(unaudited, in millions)
Nine Months Ended
September 24, September 25,
2022 2021
Cash flows from operating activities:
Net income

$
515
$
508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization

160
151
Gain on sale of equity investment
-
(10)
Stock-based compensation expense
44
58
Provision for (benefit from) losses on trade and other accounts receivable

2
(9)
Benefit from deferred income taxes
(20)
(1)
Equity in earnings of affiliates
(12)
(18)
Distributions from equity affiliates

12
15
Changes in unrecognized tax benefits

1
(6)
Other

(25)
-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable

(93)
(83)
Inventories

(9)
(208)
Other current assets

(96)
(41)
Accounts payable and accrued expenses

(131)
77
Net cash provided by operating activities
348
433
Cash flows from investing activities:
Purchases of fixed assets

(67)
(49)
Payments related to equity investments and business
acquisitions, net of cash acquired

(127)
(415)
Proceeds from sale of equity investments
-
10
Proceeds from (payments for) loan to affiliate
9
(6)
Other

(26)
(19)
Net cash used in investing activities

(211)
(479)
Cash flows from financing activities:
Net change in bank borrowings

51
(13)
Proceeds from issuance of long-term debt

165
200
Principal payments for long-term debt

(58)
(122)
Debt issuance costs
-
(2)
Proceeds from issuance of stock upon exercise of stock options

2
-
Payments for repurchases and retirement of common stock

(200)
(251)
Payments for taxes related to shares withheld for employee taxes
(30)
(7)
Distributions to noncontrolling shareholders
(18)
(9)
Acquisitions of noncontrolling interests in subsidiaries

(33)
(50)
Net cash used in financing activities
(121)
(254)
Effect of exchange rate changes on cash and cash equivalents
(11)
(2)
Net change in cash and cash equivalents
5
(302)
Cash and cash equivalents, beginning of period

118
421
Cash and cash equivalents, end of period

$
123
$
119

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

The results of
operations for the nine months ended September 24, 2022 are not necessarily indicative of the results to be expected
for any other interim period or for the year ending December 31, 2022.
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

At
September 24, 2022 and December 25, 2021, certain trade accounts receivable that can only be used to settle
obligations of this VIE were $
313

million and $
138

million, respectively, and the liabilities of this VIE where the creditors have recourse to us were $
225

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
Standards
Critical Accounting Policies

There have been no material changes in our critical accounting policies during the nine months ended September
24, 2022, as compared to the critical accounting policies described in Item 7 of our Annual Report on Form 10-K
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
September 24, 2022 September 24, 2022
North
America International Global
North
America International Global
Net Sales:
Health care distribution

Dental

$
1,131
$
654
$
1,785
$
3,360
$
2,106
$
5,466
Medical

1,088
18
1,106
3,215
59
3,274
Total health care distribution
2,219
672
2,891
6,575
2,165
8,740
Technology

and value-added services

155
21
176
469
67
536
Total revenues $
2,374
$
693
$
3,067
$
7,044
$
2,232
$
9,276
Three Months Ended

Nine Months Ended
September 25, 2021 September 25, 2021
North
America International Global
North
America International Global
Net Sales:
Health care distribution

Dental

$
1,115
$
708
$
1,823
$
3,289
$
2,235
$
5,524
Medical

1,162
23
1,185
3,000
78
3,078
Total health care distribution
2,277
731
3,008
6,289
2,313
8,602
Technology

and value-added services

149
21
170
404
64
468
Total revenues $
2,426
$
752
$
3,178
$
6,693
$
2,377
$
9,070
At December 25, 2021, the current portion of contract liabilities of $
89

million was reported in Accrued expenses:
Other, and $
10

million related to non-current contract liabilities was reported in Other liabilities.

During the nine
months ended September 24, 2022, we recognized in net sales $
70

million of the amounts that were previously
deferred at December 25, 2021.

At September 24, 2022, the current and non-current portion of contract liabilities
were $
76

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
Three Months Ended Nine Months Ended
September 24, September 25, September 24, September 25,
2022 2021 2022 2021
Net Sales:
Health care distribution

Dental

$
1,785
$
1,823
$
5,466
$
5,524
Medical

1,106
1,185
3,274
3,078
Total health care distribution
2,891
3,008
8,740
8,602
Technology

and value-added services

176
170
536
468
Total

$
3,067
$
3,178
$
9,276
$
9,070
Three Months Ended Nine Months Ended
September 24, September 25, September 24, September 25,
2022 2021 2022 2021
Operating Income:
Health care distribution

$
179
$
179
$
579
$
558
Technology

and value-added services

32
32
96
93
Total $
211
$
211
$
675
$
651

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
13
Note 5

–
Business Acquisitions
2022 Acquisitions
We completed several acquisitions during the nine months ended September 24, 2022,

which were immaterial to
our condensed consolidated financial statements.

Our acquired ownership interest ranged between
80
% to
100
%.

Acquisitions within our healthcare distribution segment included companies that specialize in the distribution of
dental products.

Within our technology and value-added services segment, we acquired a company that educates and connects dental office managers, practice administrators and dental business leaders across North America.
The following table aggregates

the estimated fair value, as of the date of acquisition, of consideration paid and net
assets acquired for acquisitions during the nine months ended September 24,

2022.

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

Approximately half of the acquired goodwill is deductible for tax purposes.
2022
Acquisition consideration:
Cash $
132
Deferred consideration
1
Fair value of previously held equity method investment
16
Redeemable noncontrolling interests
4
Total consideration $
153
Identifiable assets acquired and liabilities assumed:
Current assets
36
Intangible assets
70
Other noncurrent assets
7
Current liabilities
(23)
Deferred income taxes
(5)
Other noncurrent liabilities
(5)
Total identifiable

net assets
80
Goodwill
73
Total net assets acquired $
153
The following table summarizes the identifiable intangible assets acquired during the nine months ended September
24, 2022 and their estimated useful lives as of the date of the acquisition:
2022 Estimated Useful Lives (in years)
Customer relationships and lists $
56
10
Trademarks/ Tradenames
10
5
Non-compete agreements
2
2
-
5
Other
2

Total $
70

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
14
2021 Acquisitions
We completed several acquisitions during the nine months ended September 25, 2021 which were immaterial to our financial statements.

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

Approximately half of the acquired goodwill is deductible for tax purposes.
2021
Acquisition consideration:
Cash $
424
Deferred consideration
11
Fair value of previously held equity method investment
8
Redeemable noncontrolling interests
179
Total consideration $
622
Identifiable assets acquired and liabilities assumed:
Current assets
159
Intangible assets
259
Other noncurrent assets
39
Current liabilities
(62)
Deferred income taxes
(18)
Other noncurrent liabilities
(39)
Total identifiable

net assets
338
Goodwill
284
Total net assets acquired $
622
The following table summarizes the identifiable intangible assets acquired during the nine months ended September
25, 2021 and their estimated useful lives as of the date of the acquisition:
2021 Estimated Useful Lives (in years)
Customer relationships and lists $
175
6
-
12
Trademarks / Tradenames
42
5
-
10
Non-compete agreements
6
5
Product development
21
5
-
10
Other
15
18
Total $
259
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

For the nine months ended September 24, 2022 and September 25,
2021, there were no material adjustments recorded in our condensed consolidated statements of income relating to
changes in estimated contingent purchase price liabilities.
During the nine months ended September 24, 2022 and September 25, 2021 we incurred $
6

million and $
6

million,
respectively, in acquisition costs.
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
Debt
The fair value of our debt (including bank credit lines) is classified as

Level 3 within the fair value hierarchy, and
as of September 24, 2022 and December 25, 2021 was estimated at

$
1,045

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

24, 2022 and December 25,
2021:
September 24, 2022
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
40
$
-
$
40
Derivative contracts undesignated
-
4
-
4
Total assets

$
-
$
44
$
-
$
44
Liabilities:
Derivative contracts designated as hedges $
-
$
3
$
-
$
3
Derivative contracts undesignated
-
7
-
7
Total return

swaps
-
7
-
7
Total liabilities

$
-
$
17
$
-
$
17
Redeemable noncontrolling interests

$
-
$
-
$
563
$
563
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
17
Note 7 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:
September 24, December 25,
2022 2021
Revolving credit agreement $
-
$
-
Other short-term bank credit lines
107
51
Total

$
107
$
51
Revolving Credit Agreement
On
August 20, 2021
, we entered into a $
1

billion revolving credit agreement (the “Credit Agreement”).

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

As of September 24, 2022 and December 25, 2021, we

had
no

borrowings under this
revolving credit facility.

As of September 24, 2022 and December 25, 2021, there

were $
9

million and $
9

million
of letters of credit, respectively, provided to third parties under the credit facility.
Other Short-Term Bank Credit

Lines
As of September 24, 2022 and December 25, 2021, we had various other short-term bank credit lines available, of
which $
107

million and $
51

million, respectively, were outstanding.

At September 24, 2022 and December 25,
2021, borrowings under all of these credit lines had a weighted average interest rate of
9.35
% and
10.44
%,
respectively.
Long-term debt
Long-term debt consisted of the following:
September 24, December 25,
2022 2021
Private placement facilities

$
699
$
706
U.S. trade accounts receivable securitization
225
105
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from
0.00
% to
3.50
% at September 24, 2022 and

ranging from
2.62
% to
4.27
% at December 25, 2021
7
4
Finance lease obligations
7
7
Total

938
822
Less current maturities

(4)
(11)
Total long-term debt

$
934
$
811

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
The components of our private placement facility borrowings as of September 24, 2022 are presented in the
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

to
three years
.

On October 20, 2021, we
extended the expiration date of this facility agreement to
October 18, 2024

and increased the purchase limit under
the facility from $
350

million to $
450

million with
two

banks as agents.

As of September 24, 2022 and December
25, 2021, the borrowings outstanding under this securitization facility were

$
225

million and $
105

million,
respectively.

At September 24, 2022, the interest rate on borrowings

under this facility was based on the asset-
backed commercial paper rate of
2.89
% plus
0.75
%, for a combined rate of
3.64
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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
19
Note 8 – Income Taxes
For the nine months ended September 24, 2022 our effective tax rate was
23.5
% compared to
24.2
% for the prior
year period.

The difference between our effective tax rate and the federal statutory tax rate for the nine months
ended September 24, 2022 primarily relates to state and foreign income taxes and interest expense as well as share-
based compensation.

The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 25, 2021 primarily relates to state and foreign income taxes, interest expense and tax
charges and credits associated with legal entity reorganizations.
On August 16, 2022, the Inflation Reduction Act (H.R. 5376) (“IRA”) was signed into law in the United States.

Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after
December 31, 2022 and levies a 1% excise tax on net stock repurchases after

December 31, 2022.

We are still in
the process of analyzing the provisions of the IRA.
The total amount of unrecognized tax benefits, which are included in

“Other liabilities” within our condensed
consolidated balance sheets, as of September 24, 2022 and December 25,

2021 was $
84

million and $
84

million,
respectively, of which $
71

million and $
69

million, respectively, would affect the effective tax rate if recognized.

It is possible that the amount of unrecognized tax benefits will change in the next 12 months, which may result in a
material impact on our condensed consolidated statements of income.
All tax returns audited by the IRS are officially closed through 2016.

The tax years subject to examination by the
IRS include years 2017 and forward.

During the year ended December 25, 2021, we were notified by the IRS that
tax year 2019 was selected for examination.
During the quarter ended September 26, 2020 we reached an agreement with the Advanced Pricing Division on an
appropriate transfer pricing methodology for the years 2014-2025.

The objective of this resolution was to mitigate
future transfer pricing audit adjustments.
The total amounts of interest and penalties are classified as a component of the provision for income taxes.

The
amount of tax interest expense/(credit) was $
1

million for the nine months ended September 24, 2022, and
$
(2)

million for the nine months ended September 25, 2021.

The total amount of accrued interest is included in
“Other liabilities,” and was $
14

million as of September 24, 2022 and $
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

At this time, the
following cases are set for trial: the action filed by Mobile County Board of Health, et al., in Alabama state court,
which is currently stayed but remains set for a jury trial on January 9, 2023;

the action filed by DCH Health Care
Authority, et al. in Alabama state court, which has been designated a bellwether with eight

of
thirty-eight

plaintiffs
set for a jury trial on July 24, 2023; and the action filed by Florida Health

Sciences Center, Inc. (and
38

other
hospitals located throughout the State of Florida) in Florida state court,

which is currently scheduled for a jury trial
in October 2024.

In June 2022, we settled
twenty-six

cases filed by hospitals in West Virginia,

and settled with
one
additional hospital, for a total amount of three-hundred thousand dollars.

The
twenty-six

cases have been
dismissed.

Of Henry Schein’s 2021 net sales of approximately $
12.4

billion, sales of opioids represented less than
two-tenths

of 1 percent.

Opioids represent a negligible part of our business.

We intend to defend ourselves
vigorously against these actions.
In August 2022, Henry Schein received a Grand Jury Subpoena from the United

States Attorney’s Office for the
Western District of Virginia,

seeking documents in connection with an investigation of possible violations of the
Federal Food, Drug & Cosmetic Act by Butler Animal Health Supply, LLC (“Butler”), a former subsidiary of
Henry Schein.

The investigation relates to the sale of veterinary prescription drugs to certain customers.

In
October 2022, Henry Schein received a second Grand Jury Subpoena from the United States Attorney’s Office for
the Western District of Virginia.

The October Subpoena seeks documents relating to payments Henry

Schein
received from Butler or Covetrus, Inc. (“Covetrus”).

Butler was spun off into a separate company and became a
subsidiary of Covetrus in 2019 and is no longer owned by Henry Schein.

We are cooperating with the
investigation.
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
As of September 24, 2022, we had accrued our best estimate of potential losses relating to claims that were
probable to result in liability and for which we were able to reasonably estimate a loss.

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
RSU awards as it had done in prior years.

Instead, the Compensation Committee set our equity-based awards to
employees for fiscal 2021 in the form of time-based RSUs and non-qualified stock options which focus on stock
value appreciation and retention instead of pre-established performance goals.

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

In addition to equity-based awards granted in fiscal 2021 under the long-term incentive program, the Compensation
Committee granted a Special Pandemic Recognition Award under the 2020 Stock Incentive Plan to recipients of performance-based RSUs under the 2018 long-term incentive program.

The payout under the performance-based
restricted stock units granted under the fiscal 2018 long-term incentive program

(the “2018 LTIP”) was negatively
impacted by the global COVID-19 pandemic.

Given the significance of the impact of the pandemic on our
three -
year EPS goal under such equity awards and the contributions made by our employees

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
75
% of each recipient’s original number of performance-based restricted stock units awarded in 2018 if the recipient satisfies the two -year vesting schedule commencing on the grant date.
Our accompanying condensed consolidated statements of income reflect pre-tax share-based compensation expense
of $
17

million ($
13

million after-tax) and $
44

million ($
34

million after-tax) for the three and nine months ended
September 24, 2022, respectively.

For the three and nine months ended September 25, 2021, we

recorded pre-tax
share-based compensation expense of $
28

million ($
21

million after-tax) and $
58

million ($
44

million after-tax),
respectively.
Total unrecognized compensation cost related to unvested awards as of September 24, 2022 was $
104

million,
which is expected to be recognized over a weighted-average period of approximately
2.2

years.
The following weighted-average assumptions were used in determining the most recent fair values of stock options
granted using the Black-Scholes valuation model:

2022
Expected dividend yield

0.0
%
Expected stock price volatility

27.70
%
Risk-free interest rate

3.42
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

767,717
$
63.24

Granted

418,425
85.82

Exercised

(30,554)
62.71

Forfeited

(17,850)
72.96

Outstanding at end of period

1,137,738
$
71.41

8.8

$
3
Options exercisable at end of period

223,198
$
63.19

Weighted
Weighted Average
Average Remaining Aggregate
Number of Exercise Contractual Intrinsic
Options Price Life (in years) Value
Vested

or expected to vest
898,310
$
73.60
8.9
$
2
The following tables summarize the activity of our unvested RSUs for the nine months ended September 24, 2022:
Time-Based Restricted Stock Units
Weighted Average

Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share
Outstanding at beginning of period

1,945,862
$
58.79
Granted

466,473
85.67
Vested

(505,004)
54.74
Forfeited

(54,618)
67.23
Outstanding at end of period

1,852,713
$
66.39
$
67.34
Performance-Based Restricted Stock Units
Weighted Average

Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share
Outstanding at beginning of period

674,753
$
59.63
Granted

442,871
76.68
Vested

(392,646)
59.18
Forfeited

(13,631)
67.17
Outstanding at end of period

711,347
$
63.27
$
67.34

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

The components of the change in the redeemable noncontrolling interests for the nine months ended September 24, 2022 and the year ended December 25, 2021 are presented in the
following table:

September 24, December 25,
2022 2021
Balance, beginning of period

$
613
$
328
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(26)
(60)
Increase in redeemable noncontrolling interests due to business acquisitions
4
189
Net income attributable to redeemable noncontrolling interests

19
23
Dividends declared

(16)
(21)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests

(13)
(6)
Change in fair value of redeemable securities

(18)
160
Balance, end of period

$
563
$
613
Note 12 – Comprehensive Income
Comprehensive income includes certain gains and losses that, under U.S.

GAAP,

are excluded from net income as
such amounts are recorded directly as an adjustment to stockholders’

equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:
September 24, December 25,
2022 2021
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment

$
(44)
$
(31)
Attributable to noncontrolling interests:
Foreign currency translation adjustment

$
(1)
$
-
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(317)
$
(155)
Unrealized gain (loss) from foreign currency hedging activities

18
(2)
Pension adjustment loss

(13)
(14)
Accumulated other comprehensive loss

$
(312)
$
(171)
Total Accumulated

other comprehensive loss

$
(357)
$
(202)

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
25
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:
Three Months Ended Nine Months Ended
September 24, September 25, September 24, September 25,
2022 2021 2022 2021
Net income $
162
$
169
$
515
$
508
Foreign currency translation loss
(89)
(40)
(176)
(40)
Tax effect

-
-
-
-
Foreign currency translation loss
(89)
(40)
(176)
(40)
Unrealized gain from foreign currency hedging

activities

15
5
27
7
Tax effect

(4)
(1)
(7)
(2)
Unrealized gain from foreign currency hedging

activities

11
4
20
5
Pension adjustment gain
2
-
2
1
Tax effect

(1)
-
(1)
-
Pension adjustment gain
1
-
1
1
Comprehensive income

$
85
$
133
$
360
$
474
The change in the unrealized gain from foreign currency hedging activities during the three and nine months ended
September 24, 2022 and September 25, 2021 was primarily attributable to a net investment hedge that was entered
into during 2019.
Our financial statements are denominated in the U.S. Dollar currency.

Fluctuations in the value of foreign
currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The
foreign currency translation loss during the nine months ended September

24, 2022 was primarily due to
strengthening of the U.S. Dollar as compared to the Euro, British Pound, Australian

Dollar and Canadian Dollar.

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:
Three Months Ended Nine Months Ended
September 24, September 25, September 24, September 25,
2022 2021 2022 2021
Comprehensive income attributable to
Henry Schein, Inc.

$
79
$
131
$
350
$
454
Comprehensive income attributable to
noncontrolling interests

2
2
4
5
Comprehensive income attributable to
Redeemable noncontrolling interests

4
-
6
15
Comprehensive income

$
85
$
133
$
360
$
474

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
26
Note 13 – Plans of Restructuring

and Integration Costs
On August 1, 2022, we committed to a restructuring plan focused on funding the priorities of the strategic plan and
streamlining operations and other initiatives to increase efficiency.

This plan also includes the rationalization of the
Company’s office space in North America as a result of transitioning to a partial and full remote work model for certain employees.

We recorded restructuring charges of $
9

million primarily related to severance and employee-
related costs and lease right-of-use and other long-lived asset accelerated depreciation and amortization and lease
exit costs.

We expect this initiative to extend through 2023.

We are currently unable in good faith to make a
determination of an estimate of the amount or range of amounts expected to be incurred in connection with these
activities, both with respect to each major type of cost associated therewith and with respect to the total cost, or an
estimate of the amount or range of amounts that will

result in future cash expenditures.
On August 26,

2022, we acquired Midway Dental Supply.

In connection with this acquisition, during the three
months ended September 24, 2022, we recorded integration costs of $
1

million related to one-time employee and
other costs, as well as restructuring charges of $
2

million, which are included in the $
9

million of restructuring
charges discussed above.
On November 20, 2019, we committed to a contemplated restructuring initiative intended to mitigate stranded costs
associated with the spin-off of our animal health business and to rationalize operations and provide expense
efficiencies.

These activities were originally expected to be completed by the end of 2020 but we extended them to
the end of 2021 in light of the changes to the business environment brought on by the COVID-19 pandemic.

The
restructuring activities under this prior initiative were completed in

2021.
Restructuring and integration costs recorded for the three and nine months ended September 24, 2022 and nine
months ended September 25, 2021 (there were
no

restructuring costs for the three months ended September 25,
2021) consisted of the following:
Three and Nine Months Ended September 24, 2022
Health-Care Distribution
Technology

and Value-Added
Services
Restructuring
Costs
Integration
Costs
Restructuring
Costs
Integration
Costs Total
Severance and employee-related costs $
6
$
-
$
-
$
-
$
6
Accelerated depreciation and amortization
2
-
-
-
2
Exit and other related costs
1
-
-
-
1
Integration employee-related and other
costs
-
1
-
-
1
Total restructuring

and integration costs
$
9
$
1
$
-
$
-
$
10
Nine Months Ended September 25, 2021
Health-Care Distribution
Technology

and Value-Added
Services
Restructuring
Costs
Integration
Costs
Restructuring
Costs
Integration
Costs Total
Severance and employee-related costs $
3
$
-
$
1
$
-
$
4
Total restructuring

and integration costs
$
3
$
-
$
1
$
-
$
4

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
27
The following table summarizes,

by reportable segment, the activity related to the liabilities associated with our
restructuring initiatives

for the period ended September 24, 2022.

The remaining accrued balance of restructuring
costs as of September 24, 2022 is included in accrued expenses: other within our condensed consolidated balance
sheet.
Technology

and
Health Care Value-Added
Distribution Services Total
Balance, December 25, 2021

$
3
$
1
$
4
Restructuring charges
9
-
9
Non-cash charges
(2)
-
(2)
Cash payments and other adjustments

(5)
(1)
(6)
Balance, September 24, 2022

$
5
$
-
$
5
Note 14

–
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Henry Schein, Inc. by the weighted-
average number of common shares outstanding for the period.

Our diluted earnings per share is computed similarly
to basic earnings per share, except that it reflects the effect of common shares issuable for presently unvested RSUs
and upon exercise of stock options using the treasury stock method in periods in which they have a dilutive effect.
A reconciliation of shares used in calculating earnings per basic and diluted share follows:
Three Months Ended Nine Months Ended
September 24, September 25, September 24, September 25,
2022 2021 2022 2021
Basic

135,608,678
139,377,237
136,731,413
140,661,182
Effect of dilutive securities:
Stock options and restricted stock units

1,475,371
1,702,100
1,756,841
1,517,520
Diluted

137,084,049
141,079,337
138,488,254
142,178,702
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:
Three Months Ended Nine Months Ended
September 24, September 25, September 24, September 25,
2022 2021 2022 2021
Stock options
482,497
789,130
310,565
595,798
Restricted stock units
445,494
-
261,718
5,716
Total anti-dilutive

securities excluded from EPS
computation
927,991
789,130
572,283
601,514

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
28
Note 15 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Nine Months Ended
September 24, September 25,
2022 2021
Interest $
29
$
22
Income taxes
235
179
During the nine months ended September 24, 2022 and September 25, 2021,

we had $
27

million and $
7

million,
respectively of non-cash net unrealized gains related to foreign currency hedging activities.

Note 16 – Related Party Transactions
In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was
formed on July 1, 2018, we entered into a ten-year

royalty agreement with Internet Brands whereby we will pay
Internet Brands approximately $
31

million annually for the use of their intellectual property.

During the three and
nine months ended September 24, 2022, we recorded $
8

million and $
23

million, respectively in connection with
costs related to this royalty agreement.

During the three and nine months ended September 25, 2021, we recorded
$
8

million and $
23

million, respectively, in connection with costs related to this royalty agreement.

As of
September 24, 2022 and December 25, 2021, Henry Schein One, LLC had

a net (payable) receivable balance due
(to) from Internet Brands of $
(14)

million and $
9

million, respectively, comprised of amounts related to results of operations and the royalty agreement.
During our normal course of business, we have interests in entities that we account for under the equity accounting method.

During the three and nine months ended September 24, 2022, we recorded net sales of $
16

million and
$
49

million, respectively, to such entities.

During the three and nine months ended September 25, 2021, we recorded net sales of $
18

million and $
51

million, respectively, to such entities.

During the three and nine months
ended September 24, 2022, we purchased $
4

million and $
14

million, respectively, from such entities.

During the
three and nine months ended September 25, 2021, we purchased $
5

million and $
14

million, respectively, from
such entities.

At September 24, 2022 and December 25, 2021, in the aggregate we had $
39

million and $
45

million
due from our equity affiliates, and $
9

million and $
9

million due to our equity affiliates, respectively.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

These
leases are classified as operating leases and have a remaining lease term ranging from
one year

to
9 years
.

As of
September 24, 2022, current and non-current liabilities associated with related party operating leases were $
4
million and $
16

million, respectively.

Related party leases represented
5.2
% and
5.8
% of the total current and non-
current operating lease liabilities.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATI

ONS
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

Coronavirus Disease 2019 (COVID-19)
on us, our results of operations, liquidity and financial condition (including any estimates of the impact on these
items), the rate and consistency with which dental and other practices resume or maintain normal operations in the
United States and internationally, expectations regarding personal protective equipment (“PPE”) and COVID-19 related product sales and inventory levels, whether additional resurgences or variants of the virus will adversely
impact the resumption of normal operations, whether supply chain disruptions will adversely impact our business,
the impact of integration and restructuring programs as well as of any future acquisitions, general economic
conditions including exchange rates, inflation and recession, and more generally current expectations regarding
performance in current and future periods.

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

our ability to develop or acquire and
maintain and protect new products (particularly technology products) and technologies that achieve market
acceptance with acceptable margins; transitional challenges associated with acquisitions,

dispositions and joint
ventures, including the failure to achieve anticipated synergies/benefits; financial and tax risks associated with
acquisitions, dispositions and joint ventures; certain provisions in our governing documents that may discourage
third-party acquisitions of us; effects of a highly competitive (including, without limitation,

competition from third-
party online commerce sites) and consolidating market; the repeal or judicial prohibition on implementation of the
Affordable Care Act; changes in the health care industry; risks from expansion of customer purchasing power and
multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-
party shippers; general global and domestic macro-economic and political conditions, including inflation, deflation,
recession, fluctuations in energy pricing and the value of the U.S. dollar as compared to foreign currencies, and
changes to other economic indicators, international trade agreements, potential trade barriers and terrorism; failure
to comply with existing and future regulatory requirements; risks associated with the EU Medical Device
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

Demand for dental
products and certain medical products throughout 2021 was driven by sales of PPE and COVID-19 test kits.

During the six months ended June 25,

2022 we experienced a decrease in the sales volume of PPE and

COVID-19
test kits.

During the three months ended September 24, 2022, we continued

to experience a decrease in the sales
volume of PPE and COVID-19 test kits compared with the same period in the prior year.

The volatility in sales of
COVID-19 test kits has moderated, albeit at a significantly

lower level of sales compared with 2021,

resulting in us
recording an inventory obsolescence reserve of $12 million for COVID-19 test kits during the quarter ended
September 24, 2022.
While the U.S. economy has recently experienced inflationary pressures and strengthening of the U.S dollar, their
impacts have not been material to our results of operations, and we currently expect moderating of inflation and
foreign currency fluctuations.

Though inflation impacts both our revenues and costs, the depth and breadth of our
product portfolio often allows us to offer lower-cost national brand solutions or corporate brand alternatives to our
more price-sensitive customers who are unable to absorb price increases, thus positioning us to protect our gross
profit.
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
We are headquartered in Melville, New York,

employ approximately 22,000 people (of which approximately
10,300 are based outside of the United States) and have operations or affiliates in 32 countries and territories.

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

Specifically, One Schein provides customers with streamlined access to our comprehensive offering of national brand products, our corporate brand products and proprietary specialty products and solutions (including
implant, orthodontic and endodontic products).

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

We have seen and expect to continue to see changes in demand trends for some of our products and services, supply chain challenges and labor challenges, as rates of infection fluctuate, new
strains or variants of COVID-19 emerge and spread, governments adapt their approaches to combatting the virus,
and local conditions change across geographies.

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

One of these businesses was suspended in October 2021 by CMS from
receiving payments from Medicare, although it was permitted to continue to perform and bill for Medicare services.

On September 30, 2022, CMS terminated the suspension of Medicare payments.

As a result of the termination of
the suspension, we recognized $13 million of previously deferred revenue during the quarter ended September 24,
2022.

Government and private insurance programs fund a large portion of the total cost of medical care, and there have
been efforts to limit such private and government insurance programs, including efforts,

thus far unsuccessful, to
seek repeal of the entire United States Patient Protection and Affordable Care Act,

as amended by the Health Care
and Education Reconciliation Act, each enacted in March 2010 (as amended,

the “ACA”).

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

15, 2022.
Results of Operations
The following table summarizes the significant components of our operating results for the three and nine months
ended September 24, 2022 and September 25, 2021 and cash flows for the nine months ended September 24, 2022
and September 25, 2021:
Three

Months Ended
Nine Months Ended
September 24, September 25, September 24, September 25,
2022 2021 2022 2021
Operating results:
Net sales

$ 3,067 $ 3,178 $ 9,276 $ 9,070
Cost of sales

2,153 2,266 6,444 6,376
Gross profit

914 912 2,832 2,694
Operating expenses:
Selling, general and administrative

648 657 2,010 1,906
Depreciation and amortization 45 44 137 133
Restructuring and integration costs 10 - 10 4
Operating income $ 211 $ 211 $ 675 $ 651
Other expense, net

$ (6) $ (5) $ (17) $ (14)
Gain on sale of equity investment - 7 - 7
Net income 162 169 515 508
Net income attributable to Henry Schein, Inc. 150 162 491 484
Nine Months Ended
September 24, September 25,
2022 2021
Cash flows:

Net cash provided by operating activities $ 348 $ 433
Net cash used in investing activities (211) (479)
Net cash used in financing activities (121) (254)

Plans of Restructuring and Integration Costs
On August 1, 2022, we committed to a restructuring plan focused on funding the priorities of the strategic plan and
streamlining operations and other initiatives to increase efficiency.

This plan also includes the rationalization of the
Company’s office space in North America as a result of transitioning to a partial and full remote work model for certain employees.

We recorded restructuring charges of $9 million primarily related to severance and employee-
related costs and lease right-of-use and other long-lived asset accelerated depreciation and amortization and lease
exit costs.

We expect this initiative to extend through 2023.

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
On August 26, 2022, we acquired Midway Dental Supply.

In connection with this acquisition, during the three
months ended September 24, 2022 we recorded integration costs of $1 million related to one-time employee and
other costs, as well as restructuring charges of $2 million, which are included in the $9 million of restructuring
charges discussed above.
On November 20, 2019, we committed to a contemplated restructuring initiative intended to mitigate stranded costs
associated with the spin-off of our animal health business and to rationalize operations and provide expense
efficiencies.

These activities were originally expected to be completed by the end of 2020 but we extended them to
the end of 2021 in light of the changes to the business environment brought on by the COVID-19 pandemic.

The
restructuring activities under this prior initiative were completed in 2021.

Three Months Ended September 24, 2022 Compared to Three

Months Ended September 25, 2021
Net Sales
Net sales were as follows:
September 24, % of September 25, % of Increase / (Decrease)
2022 Total 2021 Total $ %
Health care distribution
(1)
Dental

$ 1,785 58.2% $ 1,823 57.3% $ (38) (2.1) %
Medical

1,106 36.0 1,185 37.3 (79) (6.7)

Total health care distribution

2,891 94.2 3,008 94.6 (117) (3.9)
Technology and value-added services
(2)
176 5.8 170 5.4 6 3.8
Total

$ 3,067 100.0% $ 3,178 100.0% $ (111) (3.5)
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
Note: Percentages for Net Sales; Gross Profit; Selling, General and Administrative; Other Expense, Net; and Income Taxes are based on actual values and may not recalculate due to rounding.
The 3.5% decrease in net sales includes a decrease of 0.6% in local currency sales (2.4% decrease in internally
generated sales partially offset by 1.8% growth from acquisitions) and a decrease of

2.9% related to foreign
currency exchange.

We estimate that sales of PPE and COVID-19 test kits were approximately $244 million, a decrease of 51.6%

versus the prior year.

Excluding PPE and COVID-19 test kits, the estimated increase in internally generated local currency sales was 6.8%.
The 2.1% decrease in dental net sales includes an increase of 2.6% in local currency sales (1.2% increase in
internally generated sales and 1.4% growth from acquisitions) offset by a decrease of 4.7% related to foreign
currency exchange.

The 2.6% increase in local currency sales was attributable to an increase in dental consumable
merchandise sales of 1.0% (1.8% growth from acquisitions and 0.8% decrease in internally generated sales)

and an
increase in dental equipment and service

sales of 8.3% (8.0% growth in internally generated sales

and 0.3% growth
from acquisitions).

Our sales growth in dental merchandise was lower than our sales growth in dental equipment
during the three months ended September 24, 2022 primarily due to a decrease in PPE sales.

Dental equipment
sales increased in both our North American and international markets,

primarily attributable to increased demand.

We estimate that our dental business recorded sales of approximately $94 million of PPE, an estimated decrease of
44.9% versus the prior year.

Excluding PPE, the estimated increase in internally generated local currency dental
sales was 5.8%.
The 6.7% decrease in medical net sales includes a decrease of 6.4% in local currency sales (8.8% decrease in
internally generated sales partially offset by 2.4%

growth from acquisitions), and a decrease of 0.3% related to foreign currency exchange.

Our medical business was impacted by a continuing decrease in sales of PPE

and
COVID-19 test kits, partially offset by strong growth in sales of pharmaceutical,

medical equipment and point-of-
care diagnostic products.

We estimate that our medical business recorded sales of approximately $150 million of
PPE and COVID-19 test kits for the three months ended September

24, 2022, an estimated decrease of 55.0%
compared to the prior year.

Excluding sales of PPE and COVID-19 test kits, the estimated increase in internally
generated local currency medical sales was 9.3%.

The 3.8% increase in technology and value-added services net sales includes an increase of 5.6% in local currency
sales (4.2% increase in internally generated sales and 1.4% growth from acquisitions) partially offset by a decrease
of 1.8% related to foreign currency exchange.

During the quarter ended September 24, 2022, the trend for
transactional software sales improved compared to the prior year, as we increased the number of users, generating demand for our sales cycle management solutions, and also

from cloud-based solutions that drive practice
efficiency and patient engagement.

The increase in sales during the quarter ended September 24,

2022, was
partially offset by the expiration of a modestly profitable government contract in one of our value-added services
businesses.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
September 24, Gross September 25, Gross Increase
2022 Margin % 2021 Margin % $ %
Health care distribution

$ 799 27.7% $ 799 26.6% $ - - %
Technology and value-added services 115 65.0 113 66.1 2 2.0
Total

$ 914 29.8 $ 912 28.7 $ 2 0.2
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

For example, sales of our corporate brand products achieve

gross profit margins that are
higher than average total gross profit margins of all products.

With respect to customer mix, sales to our large-
group customers are typically completed at lower gross margins due to the higher volumes sold as opposed to the
gross margin on sales to office-based practitioners, who normally purchase lower volumes at greater frequencies.
Our health care distribution gross profit includes a $21 million increase in the gross margin rates due to product mix
and $19 million additional gross profit from acquisitions,

partially offset by a decrease of $40 million in gross profit from internally generated sales.

Technology and value-added services gross profit increased $2 million, or 2.0%, due to a $2 million increase in gross profit from internally generated sales and $2 million additional gross profit from acquisitions,

partially offset
by a decrease of $2 million from gross margin rates due to product mix.

Technology and value-added services
gross profit margin decreased

to 65.0% from 66.1% primarily due to our continued investment in product
development and customer service.

Selling, General and Administrative
Selling, general and administrative expenses by segment and in total were as follows:
% of % of
September 24, Respective September 25, Respective Increase
2022 Net Sales 2021 Net Sales $ %
Health care distribution

$ 620 21.5% $ 620 20.6% $ - - %
Technology and value-added services

83 47.2 81 47.4 2 3.2
Total

$ 703 22.9 $ 701 22.1 $ 2 0.3
Selling, general and administrative expenses (including depreciation and amortization; and restructuring and
integration costs in the three months ended September 24, 2022) increased

$2 million, or 0.3%.
Selling, general and administrative expenses within our health care distribution segment had an increase of $18
million of additional

costs from acquired companies and an increase of $10 million in restructuring and integration
costs, offset by a decrease of $28 million in internally generated operating costs.

The $2 million increase in selling,
general and administrative expenses within our technology and value-added services segment was attributable to an
increase of $2 million of operating costs and an increase of $1 million of additional costs from acquired companies,
partially offset by a decrease of $1 million in restructuring and integration costs.
As a component of total selling, general and administrative expenses, selling expenses increased $12 million, or
3.0% to $424 million primarily due to an increase in payroll and payroll related costs and travel and convention
expenses.

As a percentage of net sales, selling expenses increased to 13.8%

from 13.0%.
As a component of total selling, general and administrative expenses, general and administrative expenses
decreased $10 million, or 3.6% to $279 million primarily due to a decrease in payroll and payroll related costs,
partially offset by an increase in travel expenses.

As a percentage of net sales, general and administrative expenses remained consistent at 9.1%.
Other Expense, Net
Other expense, net, was as follows:
September 24, September 25, Variance
2022 2021 $ %
Interest income

$ 4 $ 2 $ 2 191.5%
Interest expense

(11) (7) (4) (67.1)
Other, net

1 - 1 127.6
Other expense, net

$ (6) $ (5) $ (1) (25.0)
Interest income increased $2 million and interest expense increased

$4 million primarily due to increased interest
rates.
Income Taxes
For the three months ended September 24, 2022 our effective tax rate was 22.7%

compared to 23.9% for the prior
year period.

The difference between our effective tax rate and the federal statutory tax rate for the three months
ended September 24, 2022 primarily relates to state and foreign income taxes and interest expense.

The difference
between our effective tax rate and the federal statutory tax rate for the three months ended September 25, 2021 was
primarily due to state and foreign income taxes, interest expense and tax charges and credits associated with legal
entity reorganizations.

Gain on Sale of Equity Investment
In the third quarter of 2021 we received contingent proceeds of $10 million from the 2019 sale of Hu-Friedy
resulting in the recognition of an additional after-tax gain of $7 million.

Nine Months Ended September 24, 2022 Compared to Nine Months Ended September

25, 2021
Net Sales
Net sales were as follows:
September 24, % of September 25, % of Increase/(Decrease)
2022 Total 2021 Total $ %
Health care distribution (1)
Dental

$ 5,466 58.9% $ 5,524 60.9% $ (58) (1.1) %
Medical

3,274 35.3 3,078 33.9 196 6.3
Total health care distribution

8,740 94.2 8,602 94.8 138 1.6
Technology and value-added services (2) 536 5.8 468 5.2 68 14.5
Total

$ 9,276 100.0% $ 9,070 100.0% $ 206 2.3
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
Note: Percentages for Net Sales; Gross Profit; Selling, General and Administrative; Other Expense, Net; and Income Taxes are based on actual values and may not recalculate due to rounding.
The 2.3% increase in net sales includes an increase of 4.5% in local currency sales (2.4% increase in internally
generated sales and 2.1% growth from acquisitions) partially offset by a decrease of 2.2% related to foreign
currency exchange.

We estimate that sales for the nine months ended September 24, 2022 of PPE and COVID-19 test kits were approximately $991 million, an estimated decrease of 25.8% versus the prior year.

Excluding PPE
and COVID-19 test kits,

the estimated increase in internally generated local currency sales was 7.3%.
The 1.1% decrease in dental net sales includes an increase of 2.4% in local currency sales (1.4% increase in
internally generated sales and 1.0% growth from acquisitions) offset by a decrease of 3.5% related to foreign
currency exchange.

The 2.4% increase in local currency sales was attributable to an increase in dental consumable
merchandise sales of 0.6% (1.2% growth from acquisitions partially offset by 0.6% decrease in internally generated
sales), and an increase in dental equipment sales and service sales of

9.0% (8.9% increase in internally generated
sales and 0.1% growth from acquisitions).

Our sales growth in dental merchandise was lower than our sales growth
in dental equipment during the nine months ended September 24,

2022 primarily due to a decrease in PPE sales.

Dental equipment sales increased in both our North American and international markets, primarily due to increased
demand.

We estimate that global dental sales for the nine months ended September 24, 2022 of PPE were approximately $352 million, an estimated decrease of 32.5% versus the prior year.

Excluding PPE, the estimated
increase in internally generated local currency dental sales was 4.9%.
The 6.3% increase in medical net sales was attributable to an increase of 6.6%

in local currency sales (3.3%
increase in internally generated sales and 3.3% growth from acquisitions)

partially offset by a decrease of 0.3%
related to foreign currency exchange.

Globally, we estimate our medical business recorded sales of approximately
$639 million sales of PPE and COVID-19 test kits for the nine months ended September

24, 2022, a decrease of
approximately 21.4% compared to the prior year.

Excluding PPE and COVID-19 test kits, the estimated increase in
internally generated local currency medical sales was 12.3%.
The 14.5% increase in technology and value-added services net sales was attributable to an increase of 15.9% in
local currency sales (8.5% increase in internally generated sales and 7.4%

growth from acquisitions) partially offset
by a decrease of 1.4% related to foreign currency exchange.

During the nine months ended September 24, 2022,
the trend for transactional software sales improved as we increased the number of users, generating demand for our
sales cycle management solutions, and also from cloud-based solutions that drive practice efficiency and patient
engagement.

Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
September 24, Gross September 25, Gross Increase
2022 Margin % 2021 Margin % $ %
Health care distribution

$ 2,482 28.4% $ 2,374 27.6% $ 108 4.6%
Technology and value-added services 350 65.3 320 68.3 30 9.4
Total

$ 2,832 30.5 $ 2,694 29.7 $ 138 5.1
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

For example, sales of our corporate brand products achieve

gross profit margins that are
higher than average total gross profit margins of all products.

With respect to customer mix, sales to our large-
group customers are typically completed at lower gross margins due to the higher volumes sold as opposed to the
gross margin on sales to office-based practitioners, who normally purchase lower volumes at greater frequencies.
Health care distribution gross profit increased $108 million, or 4.6% primarily due to the increase in net sales
discussed above.

In addition, health care distribution gross profit margin benefitted from supplier rebates due to
increased purchase volumes compared to the comparable prior-year period.

The overall increase in our health care
distribution gross profit was attributable to a $68 million increase in gross profit due to the increase in the gross
margin rates and $57 million additional gross profit from acquisitions,

partially offset by $17 million decrease in
gross profit from internally generated sales.
Technology and value-added services gross profit increased $30 million, or 9.4%, attributable to an increase of $23 million in gross profit from internally generated sales and $15 million additional gross profit from acquisitions,
partially offset by a $8 million decrease in gross margin rates.

Technology and value-added services gross profit
margin decreased to 65.3% from 68.3% primarily due to lower gross margins of recently acquired companies in the
business services sector and our continued investment in product development and customer service.

Selling, General and Administrative
Selling, general and administrative expenses by segment and in total were as follows:
% of % of
September 24, Respective September 25, Respective Increase
2022 Net Sales 2021 Net Sales $ %
Health care distribution

$ 1,903 21.8% $ 1,816 21.1% $ 87 4.8%
Technology and value-added services

254 47.4 227 48.5 27 11.9
Total

$ 2,157 23.3 $ 2,043 22.5 $ 114 5.6
Selling, general and administrative expenses (including depreciation and amortization; and restructuring and
integration costs) increased $114 million, or 5.6%.
The $87 million increase in selling, general and administrative expenses within our health care distribution segment
was attributable to an increase of $24 million in internally generated operating costs, an increase of $56 million of
additional costs from acquired companies,

and an increase of $7 million in restructuring and integration costs.

The
$27 million increase in selling, general and administrative expenses within our technology and value-added services
segment was attributable to an increase of $15 million in internally generated operating costs and an increase of $13
million of additional costs from acquired companies,

partially offset by a decrease in restructuring costs of $1
million.

As a component of total selling, general and administrative expenses, selling expenses increased $91 million, or
7.6% to $1,299 million, primarily due to an increase in payroll and payroll related costs and travel and convention
expenses.

As a percentage of net sales, selling expenses increased to 14.0%

from 13.3%.
As a component of total selling, general and administrative expenses, general and administrative expenses
increased $23 million, or 2.7% to $858 million, primarily due to an increase in payroll and payroll related costs and
travel and convention expenses.

As a percentage of net sales, general and administrative expenses increased to
9.3% from 9.2%.
Other Expense, Net
Other expense, net, was as follows:
September 24, September 25, Variance
2022 2021 $ %
Interest income

$ 9 $ 5 $ 4 90.3%
Interest expense

(27) (20) (7) (37.9)
Other, net

1 1 - (20.2)
Other expense, net

$ (17) $ (14) $ (3) (24.1)
Interest income increased $4 million and interest expense increased

$7 million primarily due to increased interest
rates.
Income Taxes
For the nine months ended September 24, 2022, our effective tax rate was 23.5% compared to

24.2% for the prior
year period.

The difference between our effective tax rate and the federal statutory tax rate for the nine months
ended September 24, 2022 primarily relates to state and foreign income taxes and interest expense as well as share-
based compensation.

The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 25, 2021 was primarily due to state and foreign income taxes, interest expense and tax
charges and credits associated with legal entity reorganizations.

Gain on Sale of Equity Investment
In the third quarter of 2021 we received contingent proceeds of $10 million from the 2019 sale of Hu-Friedy
resulting in the recognition of an additional after-tax gain of $7

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

Net cash provided by operating activities was $348 million for the nine months ended September 24, 2022,
compared to net cash provided by operating activities of $433 million for the comparable prior year period.

The net
change of $85 million was primarily attributable to a relative increase in working capital, driven by an increase in
other current assets and a decrease in inventories, partially offset by a decrease in accounts payable.
Net cash used in investing activities was $211 million for the nine months ended September 24,

2022, compared to
$479 million for the comparable prior year period.

The net change of $268 million was primarily attributable to decreased payments for equity investments and business acquisitions.
Net cash used in financing activities was $121 million for the nine months ended September 24, 2022, compared to
net cash used in financing activities of $254 million for the comparable prior year period.

The net change of $133
million was primarily due to increased net borrowings from debt and decreased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources:
September 24, December 25,
2022 2021
Cash and cash equivalents

$ 123 $ 118
Working

capital

(1)
1,811 1,537
Debt:
Bank credit lines

$ 107 $ 51
Current maturities of long-term debt

4 11
Long-term debt

934 811
Total debt

$ 1,045 $ 873
Leases:
Current operating lease liabilities $ 72 $ 76
Non-current operating lease liabilities 271 268
(1)

Includes $313 million and $138 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at September 24, 2022 and December 25, 2021, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations increased to 42.9 days as of September 24, 2022
from 42.6 days as of September 25, 2021.

During the nine months ended September 24, 2022, we wrote

off
approximately $7 million of fully reserved accounts receivable against our trade receivable reserve.

Our inventory
turns from operations decreased to 4.7 as of September 24, 2022 from 5.1 as of September 25, 2021.

Our working
capital accounts may be impacted by current and future economic conditions.
Leases
We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment.

Our leases have remaining terms of less than one year to approximately

19 years, some of
which may include options to extend the leases for up to ten years.

As of September 24, 2022, our right-of-use
assets related to operating leases were $319 million and our current and non-current operating lease liabilities were
$72 million and $271 million, respectively.
Stock Repurchases
From March 3, 2003 through September 24, 2022, we repurchased $4.2 billion, or 83,598,119 shares, under our
common stock repurchase programs, with $400 million available as of September 24, 2022 for future common
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
Changes in Internal Control over Financial Reporting
The combination of acquisitions, continued acquisition integrations and systems implementation activity
undertaken during the quarter and carried over from prior quarters when considered in the aggregate, represents a
material change in our internal control over financial reporting.
During the quarter ended September 24, 2022, we completed the acquisition of dental businesses in North America
and Europe.

Also, post-acquisition integration related activities continued

for our dental and medical businesses
acquired during prior quarters.

These acquisitions, the majority of which utilize separate

information and financial
accounting systems, have been included in our condensed consolidated financial statements since their respective
dates of acquisition.

In addition, we completed systems implementation activities

in North America related to a
new ERP system for a dental business as well as the integration of a dental business onto an existing ERP system.
All acquisitions, continued acquisition integrations and systems implementation activity involve necessary and
appropriate change-management controls that are considered in our quarterly assessment of the design and
operating effectiveness of our internal control over financial reporting.
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

Subsequent additional
increases totaling $4.5 billion, authorized by our Board of Directors,

to the repurchase program provide for a total
of $4.6 billion of shares of our common stock to be repurchased under this program.
On August 17, 2022, our Board of Directors authorized the repurchase of up to an additional $400 million in shares
of our common stock.
As of September 24, 2022, we had repurchased approximately $4.2 billion of common stock (83,598,119 shares)
under these initiatives, with $400 million available for future common stock share repurchases.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended September 24, 2022.
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
6/26/2022 through 7/30/2022 745,762
$
76.71 745,762 421,839
8/1/2022 through 8/27/2022 437,967 75.93 437,967 5,450,334
8/28/2022 through 9/24/2022 - - - 5,940,006
1,183,729 1,183,729
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104
The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended September 24, 2022, formatted in Inline XBRL (included within
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
Dated: November 1, 2022