Form 10-K
period 2022-12-31
HENRY SCHEIN INC
filed 2023-02-21
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,

D.C.

20549

FORM
10-K
(Mark One)
☒

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
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

☒

NO:
☐

If securities are registered pursuant to

Section 12(b) of the Act, indicate by

check mark whether the financial statements of

the registrant included in the
filing reflect the correction of an error to previously issued financial statements.

☐
Indicate

by

check

mark

whether

any

of

those

error

corrections

are

restatements

that

required

a

recovery

analysis

of

incentive-based

compensation
received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES:

☐

NO:
☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq Global Select Market on June 25, 2022, was approximately $
10,463,590,000
.

As of February 7, 2023, there were
131,283,515

shares of registrant’s Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference:
Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year
(December 31, 2022) are incorporated by reference in Part III hereof.

Page
Number
PART I.
ITEM 1.
Business
3
ITEM 1A.
Risk Factors
25
ITEM 1B.
Unresolved Staff Comments
40
ITEM 2.
Properties
40
ITEM 3.
Legal Proceedings
40
ITEM 4.
Mine Safety Disclosures
40
PART II
ITEM 5.
Market for Registrant's Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
41
ITEM 6.
[Reserved]
42
ITEM 7.
Management's Discussion and Analysis of Financial Condition
and Results of Operations
43
ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risk
58
ITEM 8.
Financial Statements and Supplementary Data
60
ITEM 9.
Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure
116
ITEM 9A.
Controls and Procedures
116
ITEM 9B.
Other Information
118
ITEM 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

118
PART III
ITEM 10.
Directors, Executive Officers and Corporate Governance
118
ITEM 11.
Executive Compensation
118
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
119
ITEM 13.
Certain Relationships and Related Transactions, and Director Independence
119
ITEM 14.
Principal Accounting Fees and Services
119
PART IV.
ITEM 15.
Exhibits and Financial Statement Schedules
119
ITEM 16.
Form
10-K Summary
127
Signatures
128

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
better clinical care.
With more than 90 years of experience distributing health care products, we have built a vast set of small,

mid-sized
and large customers in the dental and medical markets, serving more than one million customers worldwide across
dental practices, laboratories,

physician practices, and ambulatory surgery centers, as well as government, institutional health care clinics and other alternate care clinics.

We are headquartered in Melville, New York

and employ more than 22,000 people.

Approximately 50% of our
workforce is based in the United States and approximately 50% is based outside of the United States.

We have
operations or affiliates in 32 countries and territories.

Our broad global footprint has evolved over time through our organic success as well as through contribution from strategic acquisitions.
We offer

a comprehensive selection of more than 300,000 branded products and Henry Schein corporate brand
products through our distribution centers.

Our infrastructure, including over 3.8 million square

feet of space in 29
strategically located distribution and 19 manufacturing facilities around the world, enables us to historically provide
rapid and accurate order fulfillment, better serve our customers and increase our operating efficiency.

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

(including implant, orthodontic
and endodontic products), diagnostic tests, infection-control products, personal protective equipment products
(“PPE”) and vitamins.

While our primary go-to-market strategy is in our capacity

as a distributor, we also market
and sell under our own corporate brand portfolio of cost-effective, high-quality consumable merchandise products,
and manufacture certain dental specialty products in the areas of oral surgery, implants, orthodontics and
endodontics.

The technology and value-added services reportable segment provides software, technology and other value-added
services to health care practitioners.

Henry Schein One, the largest contributor of sales to this category, offers dental practice management solutions for dental and medical practitioners.

In addition, we offer dentists and
physicians a broad suite of electronic health records, patient communication services including electronic marketing
and web-site design, analytics and patient demand generation.

Finally, our value-added practice solutions include
practice consultancy, education, integrated revenue cycle management and the facilitation of financial service offerings (on a non-recourse basis) to help dentists and physicians operate and expand their business operations.

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
delivery networks (IDNs).
Due in part to the limited capacity of office-based health care practitioners to store and manage large quantities of
supplies in their offices, the distribution of health care supplies and small equipment to office-based health care
practitioners has been characterized by frequent, small quantity orders,

and a need for rapid, reliable and
substantially complete order fulfillment.

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

Patterson Dental division of Patterson
Companies, Inc., Carestream Health, Inc., Carestream Dental LLC, Centaur

Software Development Co Pty Ltd.
(d.b.a. dental4windows, dental4web), Open Dental Software, Inc., PlanetDDS

LLC, Good Methods Global Inc.
(d.b.a. CareStack) and Curve Dental, LLC.

In other software end markets, including revenue cycle

management,
patient relationship management and patient demand generation, we compete with companies such as Vyne
Therapeutics Inc., EDI-Health Group, Inc. (d.b.a. Dental X Change, Inc.),

Weave Communications, Inc., and
Solutionreach, Inc.

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
Competitive Strengths
We have more than 90 years of experience in distributing products to health care practitioners resulting in strong awareness of the Henry Schein ®

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

The key elements of our direct
sales and marketing efforts are:
•

Field sales consultants.

Our field sales consultants, including equipment sales specialists, covering major
North American, European and other international markets.

These consultants complement our direct
marketing and telesales efforts and enable us to better market, service and support the sale of more
sophisticated products and equipment.
•

Marketing.

We market to existing and prospective office-based health care providers through a combination of owned, earned and paid digital channels, tradeshows, as well as through catalogs, flyers,
direct mail and other promotional materials.

Our strategies include an emphasis on educational content
through webinars and content marketing initiatives.

We continue to enhance our marketing technology to
improve our targeting capability and the relevance of messaging and offers.
•

Telesales.

We support our direct marketing effort with inbound and outbound telesales representatives, who facilitate order processing, generate new sales through direct and frequent contact with customers and
stay abreast of market developments and the hundreds of new products,

services and technologies
introduced each year to educate practice personnel.

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

Consumable supplies and equipment
.

We distribute consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals,

vaccines, dental
specialty products, diagnostic tests, infection-control products and vitamins.

We offer over 300,000 branded
products, through our distribution centers, to our customers.

We also market and sell our own corporate
brand portfolio of cost-effective, high-quality consumable merchandise products and manufacture certain
dental specialty products in the areas of implants, orthodontics and endodontics.

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
MicroMD®.

We have technical representatives supporting customers using our practice management solutions and services.

As of December 31, 2022, we had an active user base of approximately

110,000
practices and 380,000 consumers, including users of AxiUm, Dentally®, Dentrix

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
•

Repair services.

We have over 130 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our health care customers.

Our technicians provide
installation and repair services for: dental handpieces,

dental and medical small equipment,

table-top
sterilizers and large dental equipment.
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

Our customer service policy primarily focuses on:

•

Exceptional order fulfillment
.

We ship an average of approximately 157,000 cartons daily.

Historically,
approximately 99% of items have been shipped without back-ordering and were shipped on the same
business day the order is received.

Due to supply chain disruptions during the year ended December

31,
2022, approximately 96% of items ordered were shipped without back-ordering.

As supply chains continue
to stabilize, we expect our percentage of items shipped without back-ordering and shipped on the same day
to return to historical levels.
•

Comprehensive ordering process
.

Customers may place orders 24 hours a day, 7 days a week via e-
commerce solutions, telephone, fax, e-mail and mail.
Integrated management information systems
.

Certain of our information systems generally allow for centralized management of key functions, including accounts receivable, inventory, accounts payable, payroll, purchasing, sales, order fulfillment and financial and operational reporting.

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

In 2022,
our top 10 health care distribution suppliers and our single largest supplier accounted for approximately

28% and
4%, respectively, of our aggregate purchases.
Efficient distribution
.

We distribute our products from our 29 strategically located distribution centers.

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
December 31, December 25, December 26,
2022 2021 2020
Health care distribution:
Dental products
(1)
59.1% 60.8% 58.4%
Medical products
(2)
35.2 34.0 35.8
Total

health care distribution

94.3 94.8 94.2
Technology

and value-added services:
Software and related products and

other value-added products
(3)
5.7 5.2 5.1
Total

excluding Corporate TSA net sales
100.0 100.0 99.3
Corporate TSA net sales
(4)
- - 0.7
Total
100.0 100.0 100.0
(1) Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators, abrasives, dental chairs, delivery units and lights, X-ray supplies and equipment, PPE products, equipment repair and high-tech and digital restoration equipment.
(2) Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment, PPE products and vitamins.
(3) Consists of practice management software and other value-added products, which are distributed primarily to health care providers, and financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other services.
(4) Corporate TSA net sales represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which ended in December 2020.

See
Note-23 Related Party Transactions

for further
information.

Business Strategy
Our mission is to provide innovative, integrated health care products and services; and to be trusted advisors and
consultants to our customers - enabling them to deliver the best quality patient care and enhance their practice
management efficiency and profitability.

Our BOLD+1 Strategic Plan consists of the following:
•

Build (“B”) Complementary software, specialty, and services businesses for high growth
•

Operationalize (“O”)

One Distribution to deliver exceptional customer experience, increased efficiency,
and growth
•

Leverage (“L”)

One Schein to broaden and deepen relationships with our customers
•

Drive (“D”)

Drive digital transformation for our customers and for Henry Schein
•

+1
Create Value

for our stakeholders
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

In the dental business, we have significant cross-
selling opportunities between our dental software users and our dental customers.

In the medical business,
we have opportunities to expand our vaccine, injectables and other pharmaceuticals sales to health care
practitioners, as well as cross-selling EHR systems and software when we sell our core products.

Our
strategy extends to providing health systems, integrated delivery networks and other large group and multi-
site health care organizations, including physician clinics, these same value added products and services.

As physicians and health systems closely align, we have increased access to opportunities for cross-
marketing and selling our product and service portfolios.
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

According to the U.S. Census Bureau’s International Database, between 2022 and 2032, the 45 and older population is expected to grow by approximately 11%.

Between 2022 and 2042, this age group is expected to
grow by approximately 21%.

This compares with expected total U.S. population growth

rates of approximately 6%
between 2022 and 2032 and approximately 12% between 2022 and 2042.

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

We do this through both direct sales and by partnering with local distribution and manufacturing companies.
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
Governmental Regulations

We
strive to be compliant in all material respects with the applicable laws, regulations and guidance described
below, and believe we have effective compliance programs and other controls in place to ensure substantial compliance.

However, compliance is not guaranteed either now or in the future, as certain laws, regulations and guidance may be subject to varying and evolving interpretations that could affect our ability to comply, as well as
future changes, additions and enforcement approaches, including political changes.

When we discover situations of
non-compliance we seek to remedy them and bring the affected area back into compliance.

President Biden’s
administration (the “Biden Administration”) has indicated that it will be more aggressive in its pursuit of alleged
violations of law, and has revoked certain guidance that would have limited governmental use of informal agency guidance to pursue potential violations, and has stated that it is more prepared to pursue individuals for corporate
law violations, including an aggressive approach to anti-corruption activities.

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

patients.

Federal, state and certain foreign governments have also increased enforcement activity in the health care
sector, particularly in areas of fraud and abuse, anti-bribery and corruption, controlled substances handling,

medical
device regulations and data privacy and security standards.
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
Section 361 of the Public Health Service Act and Section 401 of the Consolidated

Appropriations Act of the Social
Security Act, as well as laws regulating the billing of and reimbursement from government programs, such as
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

Title II of this measure, known as the Drug Supply Chain Security Act
(“DSCSA”), was first implemented in November 2014 and will be phased in over a period of ten years. DSCSA is
intended to build a national electronic, interoperable system by November

27, 2023, that will identify and trace
certain prescription drugs as they are distributed in the United States.

The law’s track and trace requirements
applicable to manufacturers, wholesalers, third-party logistics providers (e.g.,

trading partners), repackagers and
dispensers (e.g., pharmacies) of prescription drugs took effect in January 2015, and continues to be implemented.

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
devices.

Most compliance dates were reached as of September 24, 2018, with a final set of requirements for low
risk devices being reached on September 24, 2022, which completed the phase in.

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

On July 22, 2022, the FDA posted the
final guidance regarding the Global Unique Device Identification Database called Unique Device Identification
Policy Regarding Compliance Dates for Class I and Unclassified Devices, Direct

Marketing, and Global Unique
Device Identification Database Requirements for Certain Devices.

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

These businesses include those that distribute, manufacture, relabel, and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products, or own pharmacy
operations, or install, maintain or repair equipment.

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

It implements requirements which may be implemented without warning, as well as a national pharmacovigilance
system under which marketing authorizations may be withdrawn, and includes potential sanctions for breaches of
the rules, and on other bases such as harmfulness or lack of efficacy.

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
(EUDAMED, which is not fully functional for the time being and might not be so before the end of 2024 at
the earliest; therefore, the use of this database is only possible through a voluntary basis and, by a way of
consequence, is currently not mandatory).
In particular, the EU MDR imposes strict requirements for the confirmation that a product meets the regulatory
requirements, including regarding a product’s clinical evaluation and a company’s quality systems, and for the distribution, marketing and sale of medical devices, including post-market surveillance. Medical devices that have
been assessed and/or certified under the Directive No. 93/42/EEC of

14 June 1993
concerning medical devices
(“EU Medical Device Directive”) may for the moment continue to be placed on the market until 2024 (or until the
expiry of their certificates, if applicable and earlier).

However, on January 6, 2023, the EU Commission submitted a
proposed amendment to extend the MDR transitional periods until December

31, 2027 for higher risk devices and
December 31, 2028, for other medical devices to ensure continued access to medical devices for patients and to
allow medical devices already placed on the market in accordance with the current legal framework to remain on
the market. We continue to monitor developments and whether the proposed amendment and new deadlines will be approved by the European Parliament and Council. Nevertheless, EU MDR

requirements regarding the distribution,
marketing and sale including quality systems and post-market surveillance have to be observed by manufacturers,
importers and distributors as of the application date (i.e., since May 26, 2021).
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

Furthermore, compliance with legal requirements has required and may in the future require us to delay product
release, sale or distribution, or institute voluntary recalls of, or other corrective action with respect to products we
sell, each of which could result in regulatory and enforcement actions, financial losses and potential reputational
harm.

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

$4 million of
previously deferred revenue during the year ended December 31, 2022.
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

The Biden Administration has indicated increased antitrust enforcement and has been more aggressive in
enforcement activities, including investigation and challenging non-compete restrictions and other restrictive
contractual terms that it believes harm workers and competition.
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

Other laws, referred to as “anti-kickback laws,” prohibit
soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering,
purchasing, leasing or arranging for, or recommending, ordering, purchasing or leasing of, items or services that are
paid for by federal, state and other health care payers and programs.

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

Penalties under fraud and abuse laws may be
severe, including treble damages and substantial civil penalties under the federal False Claims Act, as well as
potential loss of licenses and the ability to participate in federal and state health care programs, criminal penalties,
or imposition of a corporate integrity agreement or corporate compliance monitor which could have a material
adverse effect on our business.

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

With respect to measures of this type, the United States government (among others) has expressed concerns about
financial relationships between suppliers on the one hand and physicians,

dentists and other healthcare
professionals on the other.

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
An ACA provision, generally referred to as the Physician Payment Sunshine

Act or Open Payments Program (the
“Sunshine Act”), imposes annual reporting and disclosure requirements for drug and device manufacturers and
distributors with regard to payments or other transfers of value made to certain covered recipients (including
physicians, dentists, teaching hospitals, physician assistants, nurse practitioners,

clinical nurse specialists, certified

registered nurse anesthetists, and certified nurse midwives), and for such manufacturers and distributors and for
group purchasing organizations, with regard to certain ownership interests held by covered recipients in the
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
business.

For example, hospitals are currently required to publish online a list of their standard charges for all items
and services, including discounted cash prices and payer-specific and de-identified negotiated charges, in a publicly
accessible online file. Hospitals are also required to publish a consumer-friendly list of standard charges for certain
“shoppable” services (i.e., services that can be scheduled by a patient in advance) and associated ancillary services
or, alternatively, maintain an online price estimator tool. CMS may impose civil monetary penalties for noncompliance with these price transparency requirements. Additionally, the No Surprises Act (“NSA”), generally effective January 1, 2022, imposes additional price transparency requirements.

The NSA is intended to reduce the
number of “out-of-network” patients.

This will result in fewer out-of-network payments to physicians and other
providers, which may cause financial stress to those providers who are dependent on higher out-of-network fees.
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

EU law does not expressly include provisions like those of the Sunshine Act in the United States, but a growing
number of EU member states (such as France in 2011 and Italy in 2022) have enacted laws to increase the
transparency of relationships in the healthcare sector.

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

For example, we are directly or indirectly
subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and
security of personal information, such as the federal Health Insurance Portability and Accountability Act of 1996,
as amended, and implementing regulations (“HIPAA”), the Controlling the Assault of Non-Solicited Pornography
and Marketing Act, the Telephone Consumer Protection Act of 1991, Section 5 of the Federal Trade Commission
Act, the California Privacy Act (“CCPA”), and the California Privacy Rights Act (“CPRA”) that became effective on January 1, 2023.

Additionally, Virginia,

Colorado, Connecticut and Utah recently passed comprehensive privacy legislation, and several privacy bills have been proposed both at the federal and state level that may result
in additional legal requirements that impact our business.

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

Also, the European Parliament and the Council of the EU adopted the pan-European

General Data Protection
Regulation (“GDPR”), effective from May 25, 2018, which increased privacy rights for individuals (“Data
Subjects”), including individuals who are our customers, suppliers and employees.

The GDPR extended the scope
of responsibilities for data controllers and data processors, and generally imposes increased requirements and
potential penalties on companies, such as us, that are either established in the EU and process personal data of Data
Subjects (regardless the Data Subject location), or that are not established in the EU but that offer goods or services
to Data Subjects in the EU or monitor their behavior in the EU. Noncompliance can result in penalties of up to the
greater of EUR 20 million, or 4% of global company revenues (sanction that may be public), and Data Subjects

may seek damages.

Member states may individually impose additional requirements and penalties regarding
certain limited matters (for which the GDPR let some room of flexibility),

such as employee personal data.

With
respect to the personal data it protects, the GDPR requires, among other things,

controller accountability, consents
from Data Subjects or another acceptable legal basis to process the personal data, notification within 72 hours of a
personal data breach where required, data integrity and security, and fairness and transparency regarding the storage, use or other processing of the personal data.

The GDPR also provides rights to Data Subjects relating
notably to information, access, rectification, erasure of the personal data and

the right to object to the processing.

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

Furthermore, California voters approved the CPRA on November 3,

2020, which amends and expands
the CCPA, including by providing consumers with additional rights with respect to their personal information, and creating a new state agency, the California Privacy Protection Agency, to enforce the CCPA and the CPRA.

The
CPRA came into effect on January 1, 2023, applying to information collected by businesses on or after January 1,
2022.

Other states, as well as the federal government, have increasingly considered the adoption of similarly expansive
personal privacy laws, backed by significant civil penalties for non-compliance.

Virginia and Colorado were both
successful in passing privacy legislation in 2021, becoming effective on January

1, 2023 and July 1, 2023,
respectively.

In 2022, privacy legislation passed in Connecticut, effective July 1, 2023, and

Utah, effective
December 31, 2023.

While we believe we have substantially compliant programs

and controls in place to comply
with the GDPR, CCPA, PIPL, CPRA and state law requirements, our compliance with data privacy and cybersecurity laws is likely to impose additional costs on us, and we cannot predict whether the interpretations of
the requirements, or changes in our practices in response to new requirements or interpretations of the
requirements, could have a material adverse effect on our business.
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

We
continue to explore ways and means to improve and expand our online presence and capabilities, including our
online commerce offerings and our use of various social media outlets.
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

Employees and Human Capital
Environment, Social and Governance
Henry Schein has remained steadfastly committed over our nine-decade history to the core philosophy that our
purpose-driven mission of "doing good" for our stakeholders is inextricably linked to our Company "doing well" in
business through our stakeholder engagement model “our Mosaic of Success”.

We balance the needs of our five
key stakeholders – Team Schein Members (TSMs), our Customers, our Suppliers, our Stockholders, and Society –
to continue to drive our sustainability and ESG efforts to foster a healthier planet and healthier people.

Overseen
by the Nominating and Governance Committee of our Board of Directors with the

Compensation Committee also
playing a role in ESG matters related to human capital engagement and executive compensation, key 2022
sustainability and ESG highlights included:
● With the backdrop of the ongoing COVID-19 pandemic and the humanitarian crises in Ukraine and other regions, we continued our efforts to drive an overall culture of wellness and engagement for our TSMs as
we navigated a new hybrid work environment and ensure supply chain resiliency to support our customers
and our communities.

Henry Schein was named Chair of the Private Sector Roundtable on Global Health
Security, and continued its work across sectors to support the creation of market intelligence platforms that enable the appropriate sharing of real-time supply chain data, including through the WHO's Pandemic
Supply Chain Network and various national efforts, including the U.S. Supply Chain

Control Tower.
●
(i) Publishing our annual Corporate Social Responsibility and Sustainability

Report according to the Global
Reporting Initiative and Sustainability Accounting Standards Board reporting standards and issuing our
first Taskforce for Climate-related Financial Disclosures report; (ii) committing to announcing our carbon reduction goal by the end of 2023; (iii) continued initiatives and programs to advance health equity efforts
to promote access to care for underserved and underrepresented communities,

investing in diversity for
greater health equity in partnership with health care professionals, and increasing awareness of health
equity needs globally; (iv) announced the top line findings of our pay equity analysis across the U.S., which
reviews compensation across gender and ethnic groups; (v) expanding our

Diversity and Inclusion (“D&I”)
learning journey, such as by educating global directors and vice presidents on more advanced topics of D&I including privilege and equity, as well as offering education to all global TSMs below director level on the importance of D&I; and (vi) continuing to drive a culture of wellness for our

TSMs by fostering an
environment where they can feel engaged, included and psychologically safe.
At Henry Schein, our employees are our greatest asset.

We employ more than 22,000 people, approximately 50%
of our workforce is based in the United States and approximately 50%

is based outside of the United States.

Approximately 12% of our employees are subject to collective bargaining agreements.

We believe that our
relations with our employees are excellent.
We refer to our employees as Team

Schein Members, or “TSMs.” Our TSMs are the cornerstone

of the Company.

We have a strong values-based culture that cultivates a meaningful employee experience that is centered around people.

We know our business success is built on the engagement and commitment of our team, which is dedicated to meeting the needs of their fellow TSMs, our customers, supplier partners,

stockholders and society.

As part of
this commitment, our highlights in 2022 included:

●
Nurturing a connected community for a happier, more engaged, collaborative work environment.

We
continue to adapt to the new way of working for our TSMs by listening to their needs.

With TSMs working
remotely, hybrid and in-person, our goal is to continue to create a collaborative community where every
TSM feels connected to our culture.

Through various virtual and in-person programming from our
Employee Resource Groups, Wellness Committee and Team Schein Engagement team, we continue to bring TSMs together in a meaningful way through virtual education sessions and networking events.

To
help create a sense of connection and belonging amongst the team, we launched “TSM Experience Panels,”
which feature TSMs who share their authentic experiences and offer advice and best practices on specific
topics. We offer a variety of opportunities to volunteer for team-building and engaging in their local communities in which they live and work such as through the We Care Global Challenge, Back to School, and Holiday Cheer. In addition, they can “help health happen” by participating in key programs and initiatives (e.g., Gives Kids A Smile, Healthy Lifestyles, Healthy Communities

and Release the Pressure)
that partner with industry associations, customers, and suppliers to support access to quality health care for
underserved and underrepresented communities.

We continue to evaluate the engagement of our team
through various listening mechanisms including roundtables, hosted by our CEO and Executive
Management Committee (“EMC”), and various surveys, including The

Pulse, our global culture survey that
evaluates TSM engagement globally with results reviewed by senior leaders,

reported to the Board of
Directors (“BOD”).

Throughout 2022, we held 10 solutions-focused roundtables

hosted by our EMC
members with over 100 TSMs to dive in deeper and influence our strategy on programs and processes
designed to further enhance our culture.

●
Driving a culture of wellness for our team members and society.

In 2020, we launched a Mental Wellness
Committee with a mission to drive a culture of wellness and empower every TSM to be their best self,
mentally, emotionally and physically.

The Committee provides resources, guidance and support,

and
works across our businesses to establish enhanced workplace norms to help improve and safeguard our
TSMs’ wellness.

We actively engage leadership, including our CEO, EMC, BOD and TSMs alike in conversations around the importance of wellness in the workplace.

In 2022, we rolled-out an EMC video
series that focused on being more intentional in the way we work across our business.

These new
workplace norms focused on meeting and technology etiquette, successful calendaring, establishing and
communicating reasonable expectations and prioritization, the importance of taking and respecting time
off, and the importance of making time for social connection. In addition to expanding education on key
mental health topics in partnership with our employee assistance vendor, we also rolled-out manager-
specific education to provide tips on how to identify signs of burnout and have conversations around
wellness with their teams.

With the rise of suicide rates around the world, the Wellness Committee held seminars for the team on suicide prevention and hosted in-person community walks that resulted in
donations to local suicide prevention organizations globally.

● Being committed to enhancing our D&I initiatives.

We believe a diverse workforce fosters innovation and
cultivates an environment filled with unique perspectives.

As a result, D&I helps us meet the needs of
customers around the world and provide our TSMs an inclusive environment where they feel they belong.

We measure our success in D&I through, among other things, our global culture survey, where results in
2021 showed D&I is our top strength out of 14 focus areas. To guide our efforts and education related to
D&I, our Diversity and Inclusion Council, with engagement from our

BOD and EMC, drives the
Company’s overall D&I strategy.

To deepen our commitment to D&I across the Company, Global
Directors and Vice Presidents each have a goal tied to their compensation to champion D&I and attend education.

We continue to expand our D&I learning journey, educating global Directors and Vice
Presidents on key D&I topics including leading inclusively, bias and equity.

We also continue to educate
our global TSMs on the importance of D&I. Additionally, we promote engagement by utilizing our
Employee Resource Groups (“ERGs”), which we continue to expand,

as an inclusive and diverse vehicle
for all TSMs to share, connect, learn and develop both personally and professionally.

Each of our ERGs
has a sponsor from our Executive Management Committee and our BOD and our CEO engages directly in
many of our ERG programs.

While inclusion continues to remain a top priority, we also understand the importance of ensuring our internal team reflects the diversity of our customers and society.

In addition to
our current gender parity by 2030 goal, we announced a new goal in 2022 with an enhanced focus on

increasing the diversity of all underrepresented groups in senior leadership levels through our talent
planning, compensation and recruitment processes, in alignment with our corporate strategic planning
objectives to achieve concrete results.

We continue to disclose additional diversity data, with frequent reporting to the EMC and BOD.

In 2022, we published our United States Equal Employment Opportunity
Commission (“EEOC”) EEO-1 data for the U.S. for the first time.

We continue to enhance our recruiting
strategy by developing and investing in strategic hires who complement our D&I mission.

We believe that
these efforts will serve as a critical steppingstone as we continue to strengthen our

D&I initiatives in an
effort to meet the evolving needs of our customers, supplier partners, TSMs, stockholders and society.

● Understanding that growth, recognition and purpose are key pillars to TSM fulfillment.

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
success.

Executive education, mentorship and coaching programs also

form an important part of our
development and career support initiatives.

Additionally, we continued to see an increase in participation in our Organizational Development initiatives in 2022 with our TSMs reporting a high utilization of skills
learned.

Talent planning efforts are also an integral part of our commitment to ensure a strong diverse leadership pipeline across the organization.

Through a formal global process, we strategically identify and develop talent through targeted development opportunities and intentional succession plans.

We
continuously identify potential management successors as part of our succession planning process.

Information derived from talent planning efforts informs curriculum design and content to help focus on the
right capabilities and help ensure alignment of career development efforts with the future needs of the
organization.

Our BOD is provided with periodic updates regarding our

talent and succession planning
efforts and participates in professional development activities with our TSMs.

We know recognition and
purpose are also key pillars to TSM engagement, so we continue to find ways to recognize our TSMs
through our annual performance review process, and various recognition opportunities including our Teddy
Philson Team Schein Award,

which highlights TSMs who exemplify our Team Schein Values.

In addition,
we continue to focus on ensuring every TSM understands the importance in the role they play within the
organization, how they contribute to a larger purpose of creating a healthier world, as well as continue to
provide opportunities for TSMs to engage in meaningful ways

that connect back to their own personal
purpose, such as helping the community through CSR activities.
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
Name Age Position
Stanley M. Bergman

73 Chairman, Chief Executive Officer, Director
James P.

Breslawski

69 Vice Chairman, President, Director
David Brous 54 Chief Executive Officer, Strategic Business Group
Brad Connett 64 Chief Executive Officer, North America Distribution Group
Michael S. Ettinger

61 Executive Vice President and Chief Operating Officer
Lorelei McGlynn

59 Senior Vice President, Chief Human Resources Officer
Mark E. Mlotek

67 Executive Vice President, Chief Strategic Officer, Director
Ronald N. South 61 Senior Vice President, Chief Financial Officer
Walter Siegel

63 Senior Vice President and Chief Legal Officer
Stanley M. Bergman

has been our Chairman and Chief Executive Officer since 1989 and a director since 1982.

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
Michael S. Ettinger

has been our Executive Vice President and Chief Operating Officer since July 2022.

Prior to
his current position, Mr. Ettinger served as Senior Vice President, Corporate & Legal Affairs, Chief of Staff and
Secretary from 2015 to July 2022, Senior Vice President, Corporate & Legal Affairs and Secretary from 2013 to
2015, Corporate Senior Vice President, General Counsel & Secretary from 2006 to 2013, Vice President, General
Counsel and Secretary from 2000 to 2006, Vice President and Associate General Counsel from 1998 to 2000

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

1989
to 1994.
Ronald N. South

has been our Senior Vice President

and Chief Financial Officer (and principal financial officer and principal accounting officer) since April 2022.

Prior to holding his current position, Mr. South was our
Corporate Finance and Chief Accounting Officer from 2013 until April 2022.

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
Other Executive Management
The following table sets forth certain information regarding other Executive

Management:
Name Age Position
Andrea Albertini 52 Chief Executive Officer, International Distribution Group
Leigh Benowitz 55
Senior Vice President and Chief Global Digital Transformation Officer

Trinh Clark 49 Senior Vice President and Chief Global Customer Experience Officer
James Mullins 58 Senior Vice President, Global Supply Chain
Kelly Murphy 42 Senior Vice President and General Counsel
Christopher Pendergast 60 Senior Vice President and Chief Technology Officer
Michael Racioppi

68 Senior Vice President, Chief Merchandising Officer
René Willi, Ph.D. 55 Chief Executive Officer, Global Oral Reconstruction Group
Andrea Albertini

has been Chief Executive Officer, International Distribution Group since 2023.

Mr. Albertini
joined us in 2013 and has held several positions within the organization including

President, International
Distribution Group, President of our EMEA Dental Distribution Group,

and Vice-President of International Dental
Equipment.

Prior to joining Henry Schein, Mr. Albertini held leadership positions at Cefla Dental Group and
Castellini.
Leigh Benowitz

has been our Senior Vice President and Chief Global Digital Transformation Officer since August
2022.

Ms. Benowitz joined us in 2017 and has held several key positions including Vice President Digital &
Customer Experience and Global eCommerce Platform Digital Transformation Officer.

Prior to joining Henry
Schein, Ms. Benowitz held various positions with increasing responsibilities at Citi.
Trinh Clark has been our Senior Vice President and Chief Global Customer Experience Officer since August
2022.

Ms. Clark joined us in 2007 and has served as Vice President, Technology Enablement, North American
Distribution Group.

Prior to joining Henry Schein, Ms. Clark held various positions of increasing responsibilities at
eSurg.

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

Available supply,

customer demand and selling prices for PPE,
COVID-19 tests and other COVID-19 related products

fluctuated in fiscal 2022 and we expect such volatility to
continue for the duration of the COVID-19 pandemic. This has resulted in inventory reserves, fluctuating margins
and increased revenue related to such products.

The volatility in sales of COVID-19 test kits has moderated,

albeit
at a significantly lower level of sales compared with 2021, resulting in us recording an inventory obsolescence
reserve of $17 million for COVID-19 test kits during the year ended December 31, 2022 and we expect further
declines in sales volumes.

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

The spread of COVID-19 and
variants thereof caused us to modify our business practices (including employee travel, employee work locations,
and physical participation in meetings, events and conferences), and we may take further actions as may be required
by government authorities or our customers or that we determine are in the best interests of our employees. As the
COVID-19 pandemic continues to unfold, we continue to evaluate appropriate actions for our business. At the onset
of the COVID-19 pandemic, many of our office-based workers shifted abruptly to working remotely. As the
COVID-19 pandemic has evolved, we have modified our work

arrangements to implement more flexible working
arrangements for our office-based workers, including permanent work from home,

hybrid and office-based
arrangements. Implementing these modified business practices to include remote work arrangements could have a
negative impact on employee morale, strain our business continuity plans,

introduce operational risk (including but
not limited to cybersecurity risks), and impair our ability

to efficiently operate our business;
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
a material adverse effect on us.
We are dependent upon third parties for the manufacture and supply of a significant volume of our products.
We obtain a significant volume of the products we distribute from third parties, with whom we generally do not have long-term contracts.

While there is typically more than one source of supply, some key suppliers, in the aggregate, supply a significant portion of the products we sell.

In 2022, our top 10 health care distribution suppliers
and our single largest supplier accounted for approximately 28% and 4%, respectively, of our aggregate purchases.

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
Risks inherent in acquisitions,

dispositions and joint ventures could offset the anticipated benefits.
One of our business strategies has been to expand our domestic and international markets in part through
acquisitions and joint ventures and we expect to continue to make acquisitions and enter into joint ventures in the
future. Such transactions require significant management attention,

may place significant demands on our
operations, information systems, legal, regulatory, compliance-functions and financial resources, and there is risk that one or more may not succeed. We cannot be sure, for example, that we will achieve the benefits of revenue growth that we expect from these acquisitions or joint ventures or that we will avoid unforeseen additional costs,
taxes or expenses. Our ability to successfully implement our acquisition and joint venture strategy depends upon,
among other things, the following:
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
•
our ability to retain, recruit and incentivize the management of the companies we acquire; and
•
our ability to successfully integrate these companies’ operations, services,

products and personnel with
our culture, management policies, legal, regulatory and compliance policies,

cybersecurity systems and
policies, internal procedures, working capital management, financial and operational controls and
strategies.
Furthermore, some of our acquisitions and future acquisitions may give rise to an obligation to make contingent
payments or to satisfy certain repurchase obligations, which payments could have material adverse impacts on our
financial results individually or in the aggregate.
Additionally, when we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment
of our strategic objectives. Alternatively, we may dispose of assets or a business at a price or on terms that are less
than we had anticipated.

Dispositions may also involve continued financial involvement in a divested business,
such as through transition service agreements, indemnities or other current or contingent financial obligations.
Under these arrangements, performance by the acquired or divested business, or other conditions outside our
control, could affect our future financial results.
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
Adverse changes in supplier rebates or other purchasing incentives could negatively affect our business.
The terms

on which

we purchase

or sell

products from

many suppliers

may entitle

us to

receive a

rebate or

other
purchasing incentive based on

the attainment of

certain growth goals. Suppliers may

reduce or eliminate rebates

or
incentives

offered

under

their

programs,

or

increase

the

growth

goals

or

other

conditions

we

must

meet

to

earn
rebates

or

incentives

to

levels

that

we

cannot

achieve.

Increased

competition

either

from

generic

or

equivalent
branded products

could result

in us

failing to

earn rebates

or incentives

that are

conditioned upon

achievement of
growth goals. Additionally,

factors outside of

our control, such

as customer preferences,

consolidation of suppliers
or supply issues, can have a material impact on

our ability to achieve the growth goals established

by our suppliers,
which may reduce the amount of rebates or incentives we receive. The occurrence of any of these events could have
an adverse impact on our business, financial condition or operating results.
Sales of corporate brand products entail additional risks, including the risk that such sales could adversely affect
our relationships with suppliers.
We

offer certain corporate brand products that are available exclusively from us. The sale of such products subjects
us to the risks generally encountered by entities that source, market and sell corporate brand products, including but not

limited to

potential product

liability risks,

mandatory or

voluntary product

recalls, potential

supply chain

and
distribution

chain

disruptions,

and

potential

intellectual

property

infringement

risks.

Any

failure

to

adequately
address

some

or

all

of

these

risks

could

have

an

adverse

effect

on

our

business, financial

condition

or

operating
results.
In

addition,

an

increase

in

the

sales

of

our

corporate

brand

products may

negatively

affect

our

sales

of

products
owned

by

our

suppliers

which,

consequently,

could

adversely

impact

certain

of

our

supplier

relationships.

Our
ability

to

locate

qualified,

economically

stable

suppliers

who

satisfy

our

requirements,

and

to

acquire

sufficient
products in

a timely

and effective

manner,

is critical

to ensuring,

among other

things, that

customer confidence

is
not diminished.

Any failure

to develop

sourcing relationships

with a

broad and

deep supplier

base could

have an
adverse effect on our business, financial condition or operating results.

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

While we have recently experienced increases in the cost of shipping,

we do not expect these
additional expenses to be material to our results.

However, it is possible that such costs could be material in the future.

Similarly, strikes or other service interruptions by those shippers, including at transportation centers or shipping ports, could cause our operating expenses to rise and materially adversely affect our ability to deliver
products on a timely basis.
MACRO ECONOMIC AND POLITICAL RISKS
Uncertain global and domestic macro-economic and political conditions could materially adversely affect our
results of operations and financial condition.
Uncertain global and domestic macro-economic and political conditions that affect the economy and the economic
outlook of the United States, Europe, Asia and other parts of the world could materially adversely affect our results
of operations and financial condition.

These uncertainties, include, among other things:
• election results;
•
changes to laws and policies governing foreign trade (including, without limitation, the United States-
Mexico-Canada Agreement (USMCA), the EU-UK Trade and Cooperation Agreement of December
2020 (that went into effect in 2021) and other international trade agreements);
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
•
interest rate fluctuations,

and strengthening of the dollar, which have and will continue to impact our results of operations;
• availability of capital;
• increases in fuel and energy costs;
•
the effect of inflation on our ability to procure products and our ability to increase prices over time and
pass through to our customers price increases we may receive;
• changes in tax rates and the availability of certain tax deductions;
• increases in labor costs;
• increases in health care costs;
•
our aspirations, goals and disclosures related to environmental, social and governance (ESG) matters;
• the threat or outbreak of war, terrorism or public unrest (including, without limitation, the war in
Ukraine and the possibility of a wider European or global conflict);

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

Recessionary or inflationary conditions and depressed levels of consumer and commercial spending may also cause customers to reduce, modify, delay or cancel plans to purchase
our products and may cause suppliers to reduce their output or change their terms of sale. We have experienced
inflationary pressures, including higher freight costs and interest expense.

Although inflation impacts both our
revenues and costs, the depth and breadth of our product portfolio often allows us to offer lower-cost national brand
solutions or corporate brand alternatives to our more price-sensitive customers who are unable to absorb price
increases, thus positioning us to protect our gross profit.

The strengthening of the dollar, likewise, has impacted
our revenues and costs, but neither inflation nor exchange rates have materially impacted our results of operations
in fiscal year 2022.

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
business.
We strive to be compliant with the applicable laws, regulations and guidance described below in all material respects, and believe we have effective compliance programs and other controls in place to ensure substantial
compliance.

However, compliance is not guaranteed either now or in the future as certain laws, regulations

and
guidance may be subject to varying and evolving interpretations that could affect our ability to comply, as well as,
future changes, additions and enforcement approaches, including in light of political changes.

When we discover
situations of non-compliance we seek to remedy them and bring the affected area back into compliance.

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
Under the Sunshine Act, we are required to collect and report detailed information regarding certain financial
relationships we have with covered recipients, including physicians, dentists,

teaching hospitals, and certain other
non-physician practitioners.

We and our subsidiaries may be required to report information under certain state transparency laws that address circumstances not covered by the Sunshine

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

In the United States, government actions to seek to increase health-
related price transparency may also affect our business.

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

Section 361 of the Public Health
Services Act and Section 401 of the Consolidated Appropriations Act

of the Social Security Act.

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
requirements;
•
require us to report average sales price (ASP) for drugs or biologicals payable under Medicare Part B to
CMS with or without a Medicaid drug rebate agreement;
• require registration with the FDA and the DEA and various state agencies;
•
require record keeping and documentation of transactions involving drug products;
•
require us to design and operate a system to identify and report suspicious orders of controlled
substances to the DEA and certain states;
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

On September 27, 2019, the FDA issued a suite of guidance documents on digital health products, which incorporated applicable Cures Act standards,

and on September 28, 2022, the
FDA subsequently finalized certain of these guidance documents, including regarding the types of clinical decision
support tools and other software that are exempt from regulation by the FDA as medical devices, and the FDA
continues to issue new guidance in this area.

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

As a result of the termination of the suspension, we recognized $4 million of previously deferred
revenue during the year ended December 31, 2022.

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

While we believe that we are substantially compliant
with applicable laws and regulations, and believe we have adequate compliance programs and controls in place to
ensure substantial compliance, if it is determined that we have not complied with these laws, we are potentially
subject to warning letters, substantial civil and criminal penalties,

mandatory recall of product, seizure of product
and injunction, consent decrees and suspension or limitation of payments to us, product sale and distribution.

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
(EUDAMED not due until 2024 and after as mentioned above).

In particular, the EU MDR imposes strict requirements for the confirmation that a product meets the regulatory
requirements, including regarding a product’s clinical evaluation and a company’s quality systems, and for the distribution, marketing and sale of medical devices, including post-market surveillance.

Medical devices that have
been assessed and/or certified under the EU Medical Device Directive may continue to be placed on the market
until 2024 (or until the expiry of their certificates, if applicable and earlier).

However, on January 6, 2023, the EU
Commission submitted a proposed amendment to extend the MDR transitional periods until December 31, 2028,
for certain medical devices to ensure continued access to medical devices for patients and to allow medical devices
already placed on the market in accordance with the current legal framework to remain on the market. We continue
to monitor developments and whether the proposed amendment and new deadlines will be approved by the
European Parliament and Council. Nevertheless, EU MDR requirements regarding the distribution, marketing and
sale including quality systems and post-market surveillance have to be observed by manufacturers, importers and
distributors as of the application date (i.e., May 26, 2021).
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
compliance.
In the EU, the Directive No. 2019/1937 of October 23, 2019, on the protection of persons who report breaches of
Union law,

organizes the legal protection of whistleblowers. This Directive covers whistleblowers reporting
breaches of certain EU laws, in particular as regards public health, the above-mentioned

Directive No. 2001/83,
Regulation No. 726/2004 or, as regards data protection, the GDPR. The Directive protects a wide range of people
and includes former employees. All private companies with 50 or more employees are required to create effective
internal reporting channels. Though it was required before December 17, 2021,

at the latest, the implementation of
this Directive by EU member states is still underway for some of them. At the end of January 2023 and according
to information available on public sources, sixteen EU member states have fully implemented it (France, Belgium,
Denmark, Finland, Latvia, The Netherlands, Ireland, Croatia, Cyprus, Greece, Lithuania,

Romania, Malta, Portugal,
Sweden and Bulgaria) while the process is ongoing in the others with varying degrees of progress.

We also are subject to the requirements of the new Directive No. 2022/2464 on corporate sustainability reporting
("CSR Directive") adopted on December 14, 2022 and has to be implemented by EU members states by July 6,
2024, at the latest. By amending Directives No. 2004/109, No. 2006/43, No.

2013/34 and Regulation No. 537/2014,
the CSR Directive strengthens the existing rules on non-financial reporting by setting new requirements for large
companies to publish sustainability-related information and, in particular, disclose details about their risks and
impacts on environmental matters.
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
We are directly or indirectly subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and security of personal information, such as HIPAA, the Controlling the Assault of Non-
Solicited Pornography and Marketing Act, the Telephone Consumer Protection Act of 1991, Section 5 of the
Federal Trade Commission Act, the CCPA, and the CPRA that becomes effective on January 1, 2023.

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
In addition, the European Parliament and the Council of the EU adopted the GDPR effective from May 25, 2018,
which increased privacy rights for individuals (“Data Subjects”), including individuals who are our customers,
suppliers and employees.

The GDPR extended the scope of responsibilities for data controllers and data processors, and generally imposes increased requirements and potential penalties on companies, such as us, that are
either established in the EU and process personal data of Data Subjects

(regardless the Data Subject location), or
that are not established in the EU but that offer goods or services to Data Subjects in the EU or monitor their
behavior in the EU. Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global
company revenues (sanction that may be public), and Data Subjects may seek damages.

Member states may
individually impose additional requirements and penalties regarding certain limited matters (for which the GDPR
left some room of flexibility), such as employee personal data. With respect to the personal data it protects,

the

GDPR requires, among other things, controller accountability, consents from Data Subjects or another acceptable legal basis to process the personal data, notification within 72 hours of a personal data breach where required, data
integrity and security, and fairness and transparency regarding the storage, use or other processing of the personal data.

The GDPR also provides rights to Data Subjects relating notably to information, access, rectification, erasure
of the personal data and the right to object to the processing.

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

The CPRA came into effect on January 1, 2023, applying
to information collected by businesses on or after January 1, 2022.
Other states, as well as the federal government, have increasingly considered the adoption of similarly expansive
personal privacy laws, backed

by significant civil penalties for non-compliance.

Virginia and Colorado were both
successful in passing privacy legislation in 2021, becoming effective on January

1, 2023 and July 1, 2023,
respectively.

Connecticut and Utah also passed comprehensive privacy laws

that will go into effect in July 1, 2023
and December 31, 2023.

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

In addition, as our corporate brand business
continues to grow, purchasers of such products may increasingly seek recourse directly from us, rather than the ultimate product manufacturer, for product-related claims.

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

Customs policies or legislative import restrictions could hinder the Company’s ability to import goods necessary to our operations on a timely basis and result in government enforcement actions and/or sanctions.
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

From time to time, we have had to address immaterial security incidents

(“security incidents”).

There can be no
assurance that we will not experience material security incidents in the future. Security incidents can be difficult to
detect and any delay in identifying them could increase their harm.

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

Our global operations are subject to inherent risks that could materially adversely affect our business.
Our global operations are subject to risks that could materially adversely affect our business.

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
Brexit);
•
uncertainties relating to the EU-UK Trade and Cooperation Agreement of December 2020, which went
into effect in 2021, including for example potential implementation issues, potential disputes over the
interpretation of the provisions of the Agreement and possible changes to the Agreement restricting the
free movement of goods between the U.K. and the European Union;
•
longer payment cycles of foreign customers and difficulty of collecting receivables in foreign
jurisdictions;
• repatriation of cash from our foreign operations to the United States;
•
regulatory requirements, including,

without limitation, anti-bribery, anti-corruption and laws pertaining to the accuracy of our internal books and records;
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

Competition for
senior management is intense, burnout and turn-over rates are increasing workplace concerns during and after the
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

Item 1B.

Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2022 fiscal year.
ITEM 2. Properties
Within our health care distribution segment (for properties with more than 100,000 square feet) we lease and/or
own approximately 5.8 million square feet of properties, consisting of distribution,

office, showroom,
manufacturing and sales space, in locations including the United States, Australia,

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
Note 15 – Commitments and Contingencies

of the Notes to the
Consolidated Financial Statements included under Item 8.
ITEM 4.

Mine Safety Disclosures
Not applicable.

PART

II
ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities
Our common stock is traded on the Nasdaq Global Select Market tier of the Nasdaq Stock Market, or Nasdaq,
under the symbol HSIC.
On February 7, 2023, there were approximately 88,000 holders of record of our common stock and the last reported
sales price was $87.14.

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

Subsequent additional
increases totaling $4.5 billion, authorized by our Board of Directors,

to the repurchase program provide for a total
of $4.6 billion (including $400 million authorized on August 17, 2022) of shares of our common stock to be
repurchased under this program.
As of December 31, 2022,

we had repurchased approximately $4.5 billion of common stock (87,180,669 shares)
under these initiatives, with $115 million available for future common stock share repurchases.
On February 8, 2023, our Board of Directors authorized the repurchase of up to an additional $400 million in shares
of our common stock.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended December 31, 2022:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
9/25/2022 through 10/29/2022 - - - 5,703,693
10/30/2022 through 11/26/2022 1,249,083 $ 76.29 1,249,083 3,741,485
11/27/2022 through 12/31/2022 2,333,467 81.30 2,333,467 1,439,841
3,582,550 3,582,550
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
Dividend Policy
We have not declared any cash or stock dividends on our common stock during fiscal years 2022 or 2021.

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

$50
$100
$150
$200
$250
$300
December
2017
December
2018
December
2019
December
2020
December
2021
December
2022
Henry Schein, Inc.
Dow Jones US Health Care Index
NASDAQ Composite Index
Stock Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of
all dividends, on December 30, 2017, the last trading day before the beginning of our 2018 fiscal year, through the
end of our 2022 fiscal year with the cumulative total return on $100 invested for the same period in the Dow Jones
U.S. Health Care Index and the Nasdaq Stock Market Composite Index.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL

RETURN
ASSUMES $100 INVESTED ON DECEMBER 30, 2017
ASSUMES DIVIDENDS REINVESTED
December 30, December 29, December 28, December 26, December 25, December 31,
2017 2018 2019 2020 2021 2022
Henry Schein, Inc.

$ 100.00 $ 111.49 $ 122.98 $ 121.58 $ 138.37 $ 147.48
Dow Jones U.S. Health

Care Index

100.00 104.72 129.31 147.48 183.33 176.40
NASDAQ Stock Market

Composite Index

100.00 96.41 133.30 191.21 235.27 158.65
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

Forward looking statements include the overall impact of the Novel Coronavirus

Disease 2019
(COVID-19) on us, our results of operations, liquidity and financial condition

(including any estimates of the
impact on these items), the rate and consistency with which dental and other practices resume or maintain normal
operations in the United States and internationally, expectations regarding personal protective equipment (“PPE”)
products and COVID-19 related product sales and inventory levels, whether additional resurgences or variants of
the virus will adversely impact the resumption of normal operations, whether supply chain disruptions will
adversely impact our business, the impact of integration and restructuring programs as well as of any future
acquisitions, general economic conditions including exchange rates,

inflation and recession, and more generally
current expectations regarding performance in current and future periods.

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

our ability to develop or acquire and
maintain and protect new products (particularly technology products) and technologies that achieve market
acceptance with acceptable margins; transitional challenges associated with acquisitions,

dispositions and joint
ventures, including the failure to achieve anticipated synergies/benefits; legal, regulatory, compliance, cybersecurity, financial and tax risks associated with acquisitions, dispositions and joint ventures; certain provisions in our governing documents that may discourage third-party acquisitions of us; adverse changes in supplier rebates
or other purchasing incentives; risks related to the sale of corporate brand products; effects of a highly competitive
(including, without limitation, competition from third-party online commerce sites) and consolidating market; the
repeal or judicial prohibition on implementation of the Affordable Care Act; changes in the health care industry;
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

During the year ended December 31, 2022 we experienced a decrease in the sales volume of PPE and COVID-19
test kits.

The volatility in sales of COVID-19 test kits has moderated, albeit at a significantly lower level of sales
compared with 2021, resulting in us recording an inventory obsolescence reserve of $17 million for COVID-19 test
kits during the year ended December 31, 2022.
While the U.S. economy has recently experienced inflationary pressures and strengthening of the U.S dollar, their
impacts have not been material to our results of operations in the fourth quarter or full year ended December 31,
2022, and we currently expect moderating of inflation and foreign currency fluctuations.

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
We are headquartered in Melville, New York,

employ approximately 22,000 people (of which approximately
10,700 are based outside of the United States) and have operations or affiliates in 32 countries and territories.

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
supply for our customers’ needs.
While our primary go-to-market strategy is in our capacity as a distributor, we also market and sell under our own
corporate brand portfolio of cost-effective, high-quality consumable merchandise products,

and manufacture certain
dental specialty products in the areas of implants, orthodontics and endodontics.

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

across a wide range of specialties.

The health care distribution reportable segment, combining our global dental and medical operating segments,
distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services,
branded and generic pharmaceuticals, vaccines, surgical products, dental specialty products (including implant,
orthodontic and endodontic products), diagnostic tests, infection-control products,

PPE products and vitamins.

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

As a result, we expect to see continued volatility.
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
customer base.
Our approach to acquisitions and joint ventures has been to expand our role as a provider of products and services
to the health care industry.

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
According to the U.S. Census Bureau’s International Database, between 2022 and 2032, the 45 and older population is expected to grow by approximately 11%.

Between 2022 and 2042, this age group is expected to grow
by approximately 21%.

This compares with expected total U.S. population growth

rates of approximately 6%
between 2022 and 2032 and approximately 12% between 2022 and 2042.
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

The Centers for Medicare and Medicaid Services,
or CMS, published “National Health Expenditure Data” indicating that total national health care spending reached
approximately $4.3 trillion in 2021, or 18.3% of the nation’s gross domestic product, the benchmark measure for
annual production of goods and services in the United States.

Health care spending is projected to reach
approximately $6.2 trillion in 2028, or 19.7% of the nation’s projected gross domestic product.
Government

Our businesses are generally subject to numerous laws and regulations that could impact our financial performance,
and failure to comply with such laws or regulations could have a material adverse effect on our business.

See “
Item 1. Business – Governmental Regulations
” for a discussion of laws, regulations and governmental activity that may affect our results of operations and financial condition.

Results of Operations
Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in
our 2021 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2021 compared to fiscal year 2020.
The following tables summarize the significant components of our operating results and cash flows from continuing
operations:
Years

Ended
December 31, December 25, December 26,
2022 2021 2020
Operating results:
Net sales $ 12,647 $ 12,401 $ 10,119
Cost of sales 8,816 8,727 7,303
Gross profit

3,831 3,674 2,816
Operating expenses:
Selling, general and administrative

2,771 2,634 2,086
Depreciation and amortization 182 180 163
Restructuring and integration costs 131 8 32
Operating income $ 747 $ 852 $ 535
Other expense, net

$ (26) $ (21) $ (35)
Gain on sale of equity investments, net of tax - 7 2
Net income from continuing operations 566 660 419
Income from discontinued operations, net of tax - - 1
Net income attributable to Henry Schein, Inc. 538 631 404
Years

Ended
December 31, December 25, December 26,
2022 2021 2020
Cash flows:

Net cash provided by operating activities from continuing operations $ 602 $ 710 $ 594
Net cash used in investing activities from continuing operations (276) (677) (115)
Net cash used in financing activities from continuing operations (315) (333) (182)

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
During the year ended December 31, 2022, we recorded restructuring charges of $128 million primarily related to
severance and employee-related costs, accelerated amortization of right-of-use lease assets, impairment of other
long-lived assets and lease exit costs.

During the three months ended December 31, 2022, in connection with our restructuring plan, we vacated one of
the buildings at our corporate headquarters in Melville NY, which resulted in an accelerated amortization of right-
of-use lease asset of $34 million.

We also initiated the disposal of a non-profitable US business and recorded related costs of $49 million which primarily consisted of impairment of intangible assets and goodwill, inventory
impairment, and severance and employee-related costs.

These expenses are included in the $128 million of
restructuring charges discussed above.

The disposal is expected to be completed in the first quarter of 2023.

On August 26, 2022, we acquired Midway Dental Supply.

In connection with this acquisition, during the year
ended December 31, 2022, we recorded integration costs of $3 million related to one-time employee and other
costs, as well as restructuring charges of $9 million, which are included in the

$128 million of restructuring charges
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

in 2021.

2022 Compared to 2021
Net Sales
Net sales were as follows:
% of % of Increase / (Decrease)
2022 Total 2021 Total $ %
Health care distribution
(1)
Dental

$ 7,473 59.1% $ 7,544 60.8% $ (71) (0.9) %
Medical

4,451 35.2 4,210 34.0 241 5.7
Total health care distribution

11,924 94.3 11,754 94.8 170 1.4
Technology and value-added services
(2)
723 5.7 647 5.2 76 11.8
Total

$ 12,647 100.0 $ 12,401 100.0 $ 246 2.0
The components of our sales growth were as follows:
Local Currency Growth
Total Sales
Growth
Foreign
Exchange
Impact
Total Local
Currency
Growth
Acquisition
Growth
Extra Week
Impact
Local Internal
Growth
Health care distribution (1)
Dental Merchandise (2.6) % (3.5) % 0.9% 1.3% 1.0% (1.4) %
Dental Equipment 4.7 (4.6) 9.3 0.6 2.3 6.4
Total Dental (0.9) (3.7) 2.8 1.2 1.2 0.4
Medical 5.7 (0.3) 6.0 2.4 1.5 2.1
Total Health Care Distribution 1.4 (2.5) 3.9 1.6 1.3 1.0
Technology and value-added services (2) 11.8 (1.5) 13.3 5.4 0.8 7.1
Total 2.0 (2.4) 4.4 1.8 1.3 1.3
Note: Percentages for Net Sales; Gross Profit; Selling, General and Administrative; Other Expense, Net; and Income Taxes are based on actual values and may not recalculate due to rounding.
(1) Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, dental specialty products (including implant, orthodontic and endodontic products), diagnostic tests, infection-control products, PPE products and vitamins.
(2) Consists of practice management software and other value-added products, which are distributed primarily to health care providers, practice consultancy, education, revenue cycle management and financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other services.
Global Sales
Global net sales for the year ended December 31, 2022 increased 2.0% based upon the components presented in the
table above.

We estimate that sales for the year ended

December 31, 2022 of PPE products and COVID-19 test kits
were approximately $1,245 million, an estimated decrease of 34.7% versus the prior year.

Excluding PPE products
and COVID-19 test kits,

the estimated increase in internally generated local currency sales was 6.7%.
Dental
Dental net sales for the year ended December 31, 2022 decreased 0.9% based upon the components presented in the
table above.

Our sales growth in local currency for dental merchandise decreased primarily due to a decrease in
PPE product sales.

We estimate that global dental sales for the year ended December 31, 2022 of PPE products were approximately $447 million, an estimated decrease of 32.5% versus the prior year.

Excluding PPE products,
the estimated increase in internally generated local currency dental sales was 3.8%.

Dental equipment sales in local
currency increased in both our North American and international markets,

primarily due to increased demand.

Medical
Medical net sales for the year ended December 31, 2022 increased 5.7% based upon the components presented in
the table above.

Globally, we estimate our medical business recorded sales of approximately $798 million of sales
of PPE products

and COVID-19 test kits for the year ended December 31, 2022, an estimated decrease of
approximately 27.4% compared to the prior year.

Excluding PPE products and COVID-19 test kits, the estimated increase in internally generated local currency medical sales was

2.1%.
Te chnology and value-added services
Technology and value-added services net sales for the year ended December 31, 2022 increased 11.8% based upon the components presented in the table above.

During the year ended December 31, 2022, the trend for transactional software sales improved as we increased the number of users, generating demand for our sales cycle management
solutions, and also from cloud-based solutions that drive practice efficiency and patient engagement.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
Gross Gross Increase
2022 Margin % 2021 Margin % $ %
Health care distribution

$ 3,357 28.2% $ 3,239 27.6% $ 118 3.6%
Technology and value-added services 474 65.5 435 67.2 39 9.0
Total

$ 3,831 30.3 $ 3,674 29.6 $ 157 4.3
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

With respect to customer mix, sales to our large-
group customers are typically completed at lower gross margins due to the higher volumes sold as opposed to the
gross margin on sales to office-based practitioners, who normally purchase lower volumes.

Health care distribution gross profit increased primarily due to the increase in net sales discussed above.

The
overall increase in our health care distribution gross profit was attributable to

$67 million of gross profit from
acquisitions and gross margin expansion, mainly as a result of increased sales mix of higher-margin products.
Technology and value-added services gross profit increased as a result of an increase in gross profit from internally generated sales and gross profit from acquisitions, partially offset by a decrease in gross margin rates.

Gross
margin rates decreased primarily due to lower gross margins of recently acquired companies in the business
services sector and our continued investment in product development and customer service.

Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization,
restructuring and integration costs) by segment and in total were as follows:
% of % of
Respective Respective Increase
2022 Net Sales 2021 Net Sales $ %
Health care distribution

$ 2,738 23.0% $ 2,512 21.4% $ 226 9.0%
Technology and value-added services

346 47.8 310 48.0 36 11.4
Total

$ 3,084 24.4 $ 2,822 22.8 $ 262 9.3
The net increase in operating expenses is attributable to the following:
Change in
Restructuring and
Integration Costs
Increase in
Operating Costs Acquisitions Total
Health care distribution

$ 121 $ 39 $ 66 $ 226
Technology and value-added services 2 20 14 36
Total

$ 123 $ 59 $ 80 $ 262
The increase in restructuring and integration costs is attributable to our disposal of an unprofitable business,
acceleration of amortization of right-of-use lease assets related to the exit from one of the properties at our
corporate headquarters, severance costs, and other costs relating to the exit of some facilities.

The increase in
operating costs includes a $20 million intangible assets impairment charge within our health care distribution
segment, and increases in payroll and payroll related costs and travel and convention expenses in both of our
reportable segments.

While the U.S. economy has recently experienced inflationary pressures and strengthening of
the U.S dollar, their impacts have not been material to our results of operations.

Other Expense, Net
Other expense, net was as follows:
Variance
2022 2021 $ %
Interest income

$ 17 $ 7 $ 10 158.9%
Interest expense

(44) (28) (16) (59.1)
Other, net

1 - 1 n/a
Other expense, net

$ (26) $ (21) $ (5) (26.0)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings and increased interest rates.
Income Taxes
For the year ended December 31, 2022, our effective tax rate was 23.5% compared to 23.8%

for the prior year
period.

In 2022, the difference between our effective tax rate and the federal statutory tax rate primarily relates to
state and foreign income taxes and interest expense.

In 2021, the difference between our effective tax rate and the federal statutory tax rate was primarily due to state and foreign income taxes and interest expense.
Gain on Sale of Equity Investment
In the third quarter of 2021, we received contingent proceeds of $10 million from the 2019 sale of Hu-Friedy
resulting in the recognition of an additional after-tax gain of $7

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

Net cash provided by operating activities was $602 million for the year ended December 31, 2022, compared to net
cash from continuing operations provided by operating activities of $710 million for the prior year.

The net change
of $108 million was primarily due to unfavorable net cash used by our working capital accounts, net of
acquisitions, driven by an impact of timing of payments which resulted in an increase in other current assets and
relative decreases in accounts payable and accrued expenses, partially offset by the relative year over year impact
of inventory increases (2021 increase was more significant than the

2022 increase).
Net cash used in investing activities was $276 million for the year ended December 31, 2022, compared to $677
million for the prior year.

The net change of $401 million was primarily attributable to decreased payments for
equity investments and business acquisitions.
Net cash used in financing activities was $315 million for the year ended December 31, 2022, compared to net cash
used in financing activities of $333 million for the prior year.

The net change of $18 million was primarily due to
increased net borrowings from debt, partially offset by increased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources:
December 31, December 25,
2022 2021
Cash and cash equivalents

$ 117 $ 118
Working

capital
(1)
1,764 1,537
Debt:
Bank credit lines

$ 103 $ 51
Current maturities of long-term debt

6 11
Long-term debt

1,040 811
Total debt

$ 1,149 $ 873
Leases:
Current operating lease liabilities $ 73 $ 76
Non-current operating lease liabilities 275 268
(1)

Includes $327 million and $138 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at December 31, 2022 and December 25, 2021, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations increased to 41.9 days as of December 31, 2022
from 41.8 days as of December 25, 2021.

During the years ended December 31, 2022 and December

25, 2021, we
wrote off approximately $10 million and $8 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.

Our inventory turns from operations was 4.7 as of December

31, 2022 and 5.2 as of
December 25, 2021.

Our working capital accounts may be impacted by current and

future economic conditions.
Contractual obligations
The following table summarizes our contractual obligations related to fixed and variable rate long-term debt and
finance lease obligations, including interest (assuming a weighted average interest rate of 4.3%), as well as
inventory purchase commitments and operating lease obligations as of December 31, 2022:
Payments due by period
< 1 year 2 - 3 years 4 - 5 years > 5 years Total
Contractual obligations:
Long-term debt, including interest

$ 41 $ 508 $ 134 $ 538 $ 1,221
Inventory purchase commitments

5 8 8 - 21
Operating lease obligations

82 122 79 98 381
Transition tax obligations

19 23 - - 42
Finance lease obligations, including interest

5 4 1 1 11
Total

$ 152 $ 665 $ 222 $ 637 $ 1,676
For information relating to our debt please see
Note 12 – Debt
.

Leases
We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment.

Our leases have remaining terms of less than one year to approximately

19 years, some of
which may include options to extend the leases for up to 15 years.

As of December 31, 2022, our right-of-use
assets related to operating leases were $284 million and our current and non-current operating lease liabilities were
$73 million and $275 million, respectively.

Please see
Note 6 – Leases

for further information.
Stock Repurchases
On March 8, 2021, we announced the reinstatement of our share repurchase program, which had been temporarily
suspended in April of 2020.
From March 3, 2003 through December 31, 2022, we repurchased $4.5 billion, or 87,180,669 shares, under our
common stock repurchase programs, with $115 million available as of December 31, 2022 for future common stock
share repurchases.
On February 8, 2023, our Board of Directors authorized the repurchase of up to an additional $400 million in shares
of our common stock.
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

As of December 31, 2022 and December 25, 2021, our balance

for
redeemable noncontrolling interests was $576 million and $613 million, respectively.

Please see
Note 18 –
Redeemable Noncontrolling Interests

for further information.
Unrecognized tax benefits

As more fully disclosed in
Note 13 – Income Taxes

of “Notes to Consolidated Financial Statements,” we cannot
reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued
interest, of $94 million as of December 31, 2022.

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

We believe that the following critical accounting estimates, which have been discussed with the Audit Committee of our Board of Directors, affect the significant estimates and judgments used in the preparation of our financial
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
economic trends.

Certain of our products, specifically PPE and COVID-19 test kits, have experienced changes in
net realizable value, due to volatility of pricing and changes in demand for these products.

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
Based on our quantitative assessment for the year ended December 31, 2022,

we recorded a $20 million impairment
of goodwill relating to the disposal of an unprofitable business whose estimated fair value was lower than its
carrying value.

As part of our analysis for the rest of the goodwill balance,

we performed a sensitivity analysis on
the discount rate and long-term growth rate assumptions.

The sensitivities did not result in any additional
impairment charges.

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

During the years ended December 31, 2022, December 25, 2021

and December 26, 2020, we recorded total
impairment charges on intangible assets of approximately $49 million ($34 million related to impairment of
customer lists and relationships attributable to customer attrition rates being higher than expected in certain
businesses and $15 million due to the disposal of an unprofitable business), $1 million and $20 million,
respectively.

For the year ended December 31, 2022 impairment charges were recorded within our health care
distribution segment.

For the years ended December 25, 2021 and December 26,

2020, impairment charges were
recorded within our health care distribution and technology and value-added services segments.

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

The amount recognized is measured as the largest amount of
benefit that has a greater than 50% likely of being realized upon ultimate audit settlement.

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
exposure.

A hypothetical 5% change in the average value of the U.S. dollar in 2022 compared to foreign currencies
would have changed our 2022 reported Net income attributable to Henry

Schein, Inc. by approximately $7 million.
As of December 31, 2022, we had forward foreign currency exchange agreements, which expire through November
16, 2023, with a fair value of $23 million as determined by quoted market prices.

Included in the forward foreign
currency exchange agreements, Henry Schein, Inc. had net investment designated EUR/USD forward contracts
with notional values of approximately €200 million, with a reported fair value of these contracts of $20 million.

A
5% increase in the value of the Euro to the USD from December 31, 2022,

with all other variables held constant,
would have had an unfavorable effect on the fair value of these forward contracts by decreasing the value of these
instruments by $10 million.
Total

Return Swaps
On March 20, 2020, we entered into a total return swap for the purpose of economically hedging our unfunded non-
qualified supplemental retirement plan (“SERP”) and our deferred compensation plan (“DCP”).

This swap will
offset changes in our SERP and DCP liabilities.

At the inception, the notional value of the investments in these plans was $43 million.

At December 31, 2022, the notional value of the investments

in these plans was $78
million.

At December 31, 2022, the financing blended rate for

this swap was based on LIBOR of 4.03% plus
0.55%, for a combined rate of 4.58%.

For the years ended December 31, 2022 ended and December

25, 2021, we
have recorded a gain/(loss), within the selling, general and administrative line item in our consolidated statement of
income, of approximately $(17) million and $12 million, respectively, net of transaction costs, related to this undesignated swap.

This swap is expected to be renewed on an annual basis after its current expiration date of
March 31, 2023, and is expected to result in a neutral impact to our results of operations.

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

Variable

Interest Rate Debt
As of December 31, 2022, we had variable interest rate exposure for certain of our revolving credit facilities and
our U.S. trade accounts receivable securitization.
Our revolving credit facility which we entered into on August 20, 2021 and expires on August 20, 2026, has an
interest rate that is based on the U.S. Dollar LIBOR plus a spread based on our leverage ratio at the end of each
financial reporting quarter.

As of December 31, 2022, there was $0 million outstanding under this revolving credit
facility.

During the year ended December 31, 2022, we had no borrowings under this revolving credit facility.
Our U.S trade accounts receivable securitization, which we entered into on April 17, 2013 and expires on
December 15, 2025, has an interest rate that is based upon the asset-backed commercial paper rate.

As of
December 31, 2022, the commercial paper rate was 4.58% plus 0.75%,

for a combined rate of 5.33%.

At
December 31, 2022 the outstanding balance was $330 million under this securitization facility.

During the year
ended December 31, 2022, the average outstanding balance under this securitization facility was approximately
$166 million.

Based upon our average outstanding balance for this securitization facility, for each hypothetical
increase of 25 basis points, our interest expense thereunder would have increased by $0.4 million.

ITEM 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
Page
Number
Report of Independent Registered Public Accounting Firm (
BDO USA, LLP; New York,

NY; PCAOB
ID#
243
)
61
Consolidated Financial Statements
:
Balance Sheets as of December 31, 2022 and December 25, 2021

63
Statements of Income for the years ended December 31, 2022,
December 25, 2021 and December 26, 2020
64
Statements of Comprehensive Income for the years ended December 31, 2022,
December 25, 2021 and December 26, 2020
65
Statements of Changes in Stockholders’ Equity for the years ended

December 31, 2022, December 25, 2021 and December 26, 2020
66
Statements of Cash Flows for the years ended December 31, 2022,
December 25, 2021 and December 26, 2020
67
Notes to Consolidated Financial Statements
68

Note 1 – Basis of Presentation and Significant Accounting Policies
68

Note 2 – Net Sales from Contracts with Customers

78

Note 3 – Segment and Geographic Data

79

Note 4 – Business Acquisitions and Divestiture
81

Note 5 – Property and Equipment, Net

85

Note 6 – Leases

86

Note 7 – Goodwill and Other Intangibles, Net

88

Note 8 – Investments and Other

89

Note 9 – Fair Value Measurements

90

Note 10 – Concentrations of Risk

92

Note 11 – Derivatives and Hedging Activities

92

Note 12 – Debt

94

Note 13 – Income Taxes

97

Note 14 – Plans of Restructuring and Integration Costs

101

Note 15 – Commitments and Contingencies

103

Note 16 – Stock-Based Compensation

105

Note 17 – Employee Benefit Plans

108

Note 18 – Redeemable Noncontrolling Interests

111

Note 19 – Comprehensive Income

111

Note 20 – Discontinued Operations

113

Note 21 – Earnings Per Share

114

Note 22 – Supplemental Cash Flow Information
115

Note 23 – Related Party Transactions
115
All other schedules are omitted because the required information is either inapplicable or is included in the consolidated
financial statements or the notes thereto.

Report Of Independent Registered Public Accounting Firm
Shareholders and Board of Directors

Henry Schein, Inc.
Melville, NY
Opinion on the Consolidated Financial Statements

We

have

audited

the

accompanying

consolidated

balance

sheets

of

Henry

Schein,

Inc.

(the

“Company”)

as

of
December 31, 2022 and December 25, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity,

and cash

flows for

each of

the three

years in

the

period ended

December 31,

2022, and

the
related notes

(collectively referred to

as the

“consolidated financial statements”).

In our

opinion, the

consolidated
financial statements

present fairly,

in all

material respects, the

financial position of

the Company

at December

31,
2022 and

December 25, 2021,

and the

results of its

operations and its

cash flows for

each of

the three

years in the
period ended December 31,

2022, in conformity with

accounting principles generally accepted in

the United States
of America.
We

also

have

audited,

in

accordance

with

the

standards

of

the

Public

Company

Accounting

Oversight

Board
(United

States)

(“PCAOB”),

the

Company's

internal

control

over

financial

reporting

as

of

December

31,

2022,
based

on

criteria

established

in

Internal

Control

–

Integrated

Framework

(2013)

issued

by

the

Committee

of
Sponsoring

Organizations

of

the

Treadway

Commission

(“COSO”)

and

our

report

dated

February

21,

2023,
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

statements.

We

believe that our audits provide

a reasonable basis for our
opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated
financial statements that was communicated or required to be communicated to the audit committee and that: (1)
relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our
especially challenging, subjective,

or complex judgments. The communication of the critical

audit matter does not
alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by
communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue growth rates utilized in

the determination of the fair

value of acquired customer relationships

for a
certain acquisition
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

Management exercised judgment to

develop and select

revenue growth rates

in the
measurement of the fair value of the customer relationships.
We

identified

the

revenue

growth

rates

utilized

in

the

determination

of

the

fair

value

of

acquired

customer
relationships

for

a

certain

acquisition,

as

a

critical

audit

matter.

The

principal

considerations

for

our
determination included the

subjectivity and judgment

required to determine

the revenue growth

rates used

in the
fair

value

measurement

of

acquired

customer

relationships

for

a

certain

acquisition.

Auditing

these

revenue
growth rates involved especially subjective auditor judgment due to the nature and extent of audit effort required.
The primary procedures we performed to address this critical audit matter included:
●
Evaluating the reasonableness of the revenue growth rates by i)

reviewing the historical performance
of the acquired company using its audited financial statements and

(ii) assessing revenue projections
against industry metrics and peer-group companies.
/s/
BDO USA, LLP
We have served as the Company's auditor since 1984.
New York, NY
February 21, 2023

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
December 31, December 25,
2022 2021
ASSETS
Current assets:
Cash and cash equivalents

$
117
$
118
Accounts receivable, net of reserves of $
65

and $
67
1,442
1,452
Inventories, net
1,963
1,861
Prepaid expenses and other

466
413
Total current assets

3,988
3,844
Property and equipment, net

383
366
Operating lease right-of-use assets
284
325
Goodwill

2,893
2,854
Other intangibles, net

587
668
Investments and other
472
424
Total assets

$
8,607
$
8,481
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable

$
1,004
$
1,054
Bank credit lines

103
51
Current maturities of long-term debt

6
11
Operating lease liabilities
73
76
Accrued expenses:
Payroll and related

314
385
Taxes

132
137
Other

592
593
Total current liabilities

2,224
2,307
Long-term debt

1,040
811
Deferred income taxes

36
42
Operating lease liabilities
275
268
Other liabilities

361
377
Total liabilities

3,936
3,805
Redeemable noncontrolling interests

576
613
Commitments and contingencies

(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
131,792,817

outstanding on December 31, 2022 and
137,145,558

outstanding on December 25, 2021
1
1
Additional paid-in capital
-
-
Retained earnings

3,678
3,595
Accumulated other comprehensive loss

(233)
(171)
Total Henry Schein, Inc. stockholders' equity
3,446
3,425
Noncontrolling interests
649
638
Total stockholders' equity

4,095
4,063
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
8,607
$
8,481

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF INCOME
(in millions, except share and per share data)
Years

Ended
December 31, December 25, December 26,
2022 2021 2020
Net sales

$
12,647
$
12,401
$
10,119
Cost of sales

8,816
8,727
7,303
Gross profit

3,831
3,674
2,816
Operating expenses:
Selling, general and administrative

2,771
2,634
2,086
Depreciation and amortization
182
180
163
Restructuring and integration costs
131
8
32
Operating income

747
852
535
Other income (expense):
Interest income

17
7
10
Interest expense

(44)
(28)
(41)
Other, net

1
-
(4)
Income from continuing operations before taxes, equity in

earnings of affiliates and noncontrolling interests
721
831
500
Income taxes

(170)
(198)
(95)
Equity in earnings of affiliates

15
20
12
Gain on sale of equity investment
-
7
2
Net income from continuing operations
566
660
419
Income from discontinued operations, net of tax
-
-
1
Net Income
566
660
420
Less: Net income attributable to noncontrolling interests

(28)
(29)
(16)
Net income attributable to Henry Schein, Inc.

$
538
$
631
$
404
Amounts attributable to Henry Schein, Inc.:
Continuing operations $
538
$
631
$
403
Discontinued operations
-
-
1
Net income attributable to Henry Schein, Inc. $
538
$
631
$
404
Earnings per share from continuing operations attributable to
Henry Schein, Inc.:
Basic

$
3.95
$
4.51
$
2.83
Diluted

$
3.91
$
4.45
$
2.81
Earnings per share from discontinued operations attributable to Henry
Schein, Inc.:
Basic

$
-
$
-
$
0.01
Diluted

$
-
$
-
$
0.01
Earnings per share attributable to Henry Schein, Inc.:
Basic

$
3.95
$
4.51
$
2.83
Diluted

$
3.91
$
4.45
$
2.82
Weighted-average common

shares outstanding:
Basic

136,064,221
140,090,889
142,504,193
Diluted

137,755,670
141,772,781
143,403,682

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(in millions)
Years

Ended
December 31, December 25, December 26,
2022 2021 2020
Net income

$
566
$
660
$
420
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)

(88)
(84)
63
Unrealized gain (loss) from foreign currency hedging activities

7
9
(7)
Pension adjustment gain

12
6
-
Other comprehensive income (loss), net of tax

(69)
(69)
56
Comprehensive income

497
591
476
Comprehensive income attributable to noncontrolling interests:

Net income

(28)
(29)
(16)
Foreign currency translation loss

7
6
3
Comprehensive income attributable to noncontrolling interests

(21)
(23)
(13)
Comprehensive income attributable to Henry Schein, Inc.

$
476
$
568
$
463

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions, except share and per share data)
Accumulated
Common Stock
Additional

Other
Total

$.01 Par Value Paid-in
Retained

Comprehensive
Noncontrolling

Stockholders'
Shares Amount

Capital
Earnings

Income (Loss)
Interests Equity
Balance, December 28, 2019

143,353,459
$
1
$
48
$
3,116
$
(167)
$
632
$
3,630
Net income (excluding $
14

attributable to Redeemable
noncontrolling interests from continuing operations) -
-
-
404
-
2
406
Foreign currency translation gain (excluding loss of $
4
attributable to Redeemable noncontrolling interests) -
-
-
-
66
1
67
Unrealized loss from foreign currency hedging activities,

net of tax benefit of $
3
-
-
-
-
(7)
-
(7)
Dividends paid

-
-
-
-
-
(1)
(1)
Purchase of noncontrolling interests

-
-
(2)
-
-
(1)
(3)
Change in fair value of redeemable securities

-
-
(33)
-
-
-
(33)
Noncontrolling interests and adjustments related to

business acquisitions

-
-
-
-
-
3
3
Repurchase and retirement of common stock

(1,200,000)
-
(11)
(63)
-
-
(74)
Stock-based compensation expense

545,864
-
9
-
-
-
9
Shares withheld for payroll taxes

(236,752)
-
(15)
-
-
-
(15)
Separation of Animal Health business -
-
2
-
-
-
2
Transfer of charges in excess of capital

-
-
2
(2)
-
-
-
Balance, December 26, 2020

142,462,571
1
-
3,455
(108)
636
3,984
Net income (excluding $
23

attributable to Redeemable
noncontrolling interests from continuing operations) -
-
-
631
-
6
637
Foreign currency translation loss (excluding loss of $
6
attributable to Redeemable noncontrolling interests) -
-
-
-
(78)
-
(78)
Unrealized gain from foreign currency hedging activities,

net of tax of $
3
-
-
-
-
9
-
9
Pension adjustment gain, including tax of $
2
-
-
-
-
6
-
6
Dividends paid

-
-
-
-
-
(11)
(11)
Change in fair value of redeemable securities

-
-
(160)
-
-
-
(160)
Noncontrolling interests and adjustments related to

business acquisitions

-
-
-
-
-
7
7
Repurchase and retirement of common stock

(5,505,704)
-
(53)
(348)
-
-
(401)
Stock-based compensation expense

303,643
-
78
-
-
-
78
Shares withheld for payroll taxes

(114,952)
-
(8)
-
-
-
(8)
Transfer of charges in excess of capital

-
-
143
(143)
-
-
-
Balance, December 25, 2021

137,145,558
1
-
3,595
(171)
638
4,063
Net income (excluding $
21

attributable to Redeemable
noncontrolling interests from continuing operations) -
-
-
538
-
7
545
Foreign currency translation loss (excluding loss of $
6
attributable to Redeemable noncontrolling interests) -
-
-
-
(81)
(1)
(82)
Unrealized gain from foreign currency hedging activities,

net of tax of $
3
-
-
-
-
7
-
7
Pension adjustment gain, including tax of $
4
-
-
-
-
12
-
12
Dividends paid

-
-
-
-
-
(1)
(1)
Purchase of noncontrolling interests

-
-
-
-
-
(7)
(7)
Change in fair value of redeemable securities

-
-
4
-
-
-
4
Noncontrolling interests and adjustments related to

business acquisitions

-
-
-
-
-
13
13
Repurchase and retirement of common stock

(6,111,676)
-
(65)
(420)
-
-
(485)
Stock issued upon exercise of stock options
35,792
-
2
-
-
-
2
Stock-based compensation expense

1,102,108
-
54
-
-
-
54
Shares withheld for payroll taxes

(376,034)
-
(32)
-
-
-
(32)
Settlement of stock-based compensation awards

(2,931)
-
2
-
-
-
2
Transfer of charges in excess of capital

-
-
35
(35)
-
-
-
Balance, December 31, 2022

131,792,817
$
1
$
-
$
3,678
$
(233)
$
649
$
4,095

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(in millions)
Years Ended
December 31, December 25, December 26,
2022 2021 2020
Cash flows from operating activities:
Net income

$
566
$
660
$
420
Income from discontinued operations
-
-
1
Income from continuing operations
566
660
419
Adjustments to reconcile net income to net cash provided

by operating activities:
Depreciation and amortization

212
210
186
Impairment charge on intangible assets
34
1
20
Non-cash restructuring charges
93
-
-
Gain on sale of equity investment
-
(10)
(2)
Stock-based compensation expense

54
78
9
Provision for (benefits from) losses on trade and other

accounts receivable

5
(8)
35
Benefit from deferred income taxes

(73)
(11)
(53)
Equity in earnings of affiliates

(15)
(20)
(12)
Distributions from equity affiliates

15
18
16
Changes in unrecognized tax benefits

12
(2)
(25)
Other

(20)
(10)
32
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable

(7)
4
(189)
Inventories

(126)
(295)
(32)
Other current assets

(52)
9
(6)
Accounts payable and accrued expenses

(96)
86
196
Net cash provided by operating activities from continuing

operations
602
710
594
Net cash provided by operating activities from discontinued operations
-
-
5
Net cash provided by operating activities

602
710
599
Cash flows from investing activities:
Purchases of fixed assets

(96)
(79)
(49)
Payments related to equity investments and business
acquisitions, net of cash acquired

(158)
(571)
(60)
Proceeds from sale of equity investment

-
10
14
Proceeds from (repayments to) loan to affiliate
11
(4)
(1)
Other

(33)
(33)
(19)
Net cash used in investing activities

(276)
(677)
(115)
Cash flows from financing activities:
Net change in bank borrowings

48
(18)
45
Proceeds from issuance of long-term debt

270
305
501
Principal payments for long-term debt

(59)
(122)
(611)
Debt issuance costs

-
(3)
(4)
Proceeds from issuance of stock upon exercise of stock options

2
-
-
Payments for repurchases of common stock

(485)
(401)
(74)
Payments for taxes related to shares withheld for employee

taxes
(32)
(8)
(14)
Distributions to noncontrolling shareholders
(21)
(26)
(8)
Acquisitions of noncontrolling interests in subsidiaries

(38)
(60)
(19)
Proceeds from Henry Schein Animal Health Business
-
-
2
Net cash used in financing activities from continuing

operations
(315)
(333)
(182)
Net cash used in financing activities from discontinued

operations
-
-
(5)
Net cash used in financing activities
(315)
(333)
(187)
Effect of exchange rate changes on cash and cash equivalents from continuing operations
(12)
(3)
18
Net change in cash and cash equivalents from continuing

operations
(1)
(303)
315
Cash and cash equivalents, beginning of period

118
421
106
Cash and cash equivalents, end of period

$
117
$
118
$
421

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
68
Note 1 –Basis of Presentation and Significant Accounting Policies

Nature of Operations
We distribute health care products and services primarily to office-based dental and medical practitioners, across dental practices, laboratories, physician practices, and ambulatory surgery centers,

as well as government,
institutional health care clinics and alternate care clinics.

We also provide software, technology and other value-
added services to health care practitioners.

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
Basis of Presentation
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
presentation.

These reclassifications, individually and in the aggregate, did not have a material impact on our
consolidated financial condition, results of operations or cash flows.
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

At
December 31, 2022 and December 25, 2021, certain trade accounts receivable that can only be used to settle
obligations of this VIE were $
327

million and $
138

million, respectively, and the liabilities of this VIE where the creditors have recourse to us were $
255

million and $
105

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

Demand for these non-PPE products increased in the
second half of 2020 and continued throughout the years ended December 25,

2021 and December 31, 2022,
resulting in growth over the prior years.

Demand for PPE products declined during the year ended

December 31,
2022.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
69
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
The year ended December 31, 2022 consisted of
53

weeks, and the years ended, December 25, 2021 and December
26, 2020 consisted of
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

At December 31, 2022 and December 25, 2021, we had
accrued approximately $
8

million and $
8

million, respectively, for warranty costs.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
70
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

Revenue derived from software sold on Software-as-a -
Service basis is recognized ratably over the subscription period as control is transferred to the customer.
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

Total distribution network costs were $
103

million, $
89

million and $

million for the years ended December 31,
2022, December 25, 2021 and December 26, 2020.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
71
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

Direct handling costs
were $
96

million, $
97

million and $
79

million for the years ended December 31, 2022, December 25, 2021

and
December 26, 2020.
Advertising and Promotional Costs
We generally expense advertising and promotional costs as incurred.

Total advertising and promotional expenses
were $
47

million, $
48

million and $
32

million for the years ended December 31, 2022, December 25, 2021

and
December 26, 2020.
Stock Compensation Costs
We
measure stock-based compensation at the grant date, based on the estimated fair value of the award, and
recognize the cost (net of estimated forfeitures) as compensation expense on a straight-line basis over the requisite
service period for time-based restricted stock units and on a graded vesting basis for the option awards.

For
performance-based awards, at each reporting date, we reassess whether achievement of the performance condition
is probable and accrue compensation expense when achievement of the performance condition is probable.

Our
stock-based compensation expense is reflected in selling, general and administrative expenses.

Employment Benefit Plans and other Postretirement Benefit Plans
Certain of our employees in our international markets participate in various noncontributory defined benefit plans.

We recognize the funded status, measured as the difference between the fair value of plan assets and the benefit obligation, of each applicable plan, within accumulated other comprehensive income in the consolidated balance
sheets, whereby each unfunded plan is recognized as a liability and each funded plan is recognized as either an
asset or liability based on its funded status.

We measure our plan assets and liabilities at the end of our fiscal year.
Net periodic pension costs and valuations are dependent on assumptions used by third-party actuaries in calculating
those amounts.

These assumptions include discount rates, expected return on plan assets, rate of future
compensation levels, retirement rates, mortality rates, and other factors.

We record the service cost component of
net pension cost in selling, general and administrative expenses within our consolidated statements of income.
Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

Due to the short-term maturity of such investments,

the carrying amounts are a reasonable estimate of
fair value.

Outstanding checks in excess of funds on deposit of $
54

million and $
2

million, primarily related to
payments for inventory, were classified as accounts payable as of December 31, 2022 and December 25, 2021.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
72
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
Our allowance for doubtful accounts was $
65

million, $
67

million and $
88

million as of December 31, 2022,
December 25, 2021 and December 26, 2020, respectively.

Additions to the allowance for the years ended
December 31, 2022, December 25, 2021 and December 26, 2020 were $
8

million, $
0

million and $
36

million.

Deductions to the allowance for the years ended December 31, 2022, December

25, 2021 and December 26, 2020
were $
10

million, $
21

million and $
8

million.

Contract Assets
Contract assets include amounts related to any conditional right to consideration for work completed but not billed
as of the reporting date, and generally represent amounts owed to us by customers, but not yet billed.

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

Current and non-current contract asset balances as
of December 31, 2022 and December 25, 2021 were not material.
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

During the year
ended December 31, 2022,

we recognized substantially all of the current contract liability amounts that were
previously deferred at December 25, 2021.

At December 31, 2022, the current and non-current portion of contract liabilities were $
86

million and $
8

million, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
73
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

During the years ended December 31, 2022, December
25, 2021 and December 26, 2020, such short-term lease expense was

$
7

million, $
4

million, and $
2

million,
respectively.
We
have lease agreements with lease and non-lease components, which are generally accounted for as a single
lease component, except non-lease components for leases of vehicles, which are accounted for separately.

When a
vehicle lease contains both lease and non-lease components, we allocate the transaction price based on the relative
standalone selling price.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
74
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
For the years ended December 31, 2022 and December 25, 2021, we tested goodwill for impairment, on the first
day of the fourth quarter, using a quantitative analysis comparing the carrying value of our reporting units,
including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology.

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

There are inherent
uncertainties related to fair value models, the inputs and our judgments in applying them to this analysis.

The most
significant inputs include estimation of future cash flows based on budget expectations, and determination of
comparable companies to develop a weighted average cost of capital for each reporting unit.
For the year ended December 31, 2022, we recorded a $
20

million impairment of goodwill relating to the disposal
of an unprofitable business whose estimated fair value was lower than its carrying value.

The disposal of this
business is part of our restructuring initiative as more fully discussed in
Note 14 – Plans of Restructuring and
Integration Costs
.

For the year ended December 25, 2021, the results of our goodwill impairment analysis did
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
During the years ended December 31, 2022, December 25, 2021

and December 26, 2020, we recorded total
impairment charges on intangible assets of $
34

million, $
1

million and $
20

million, respectively, as more fully
discussed in
Note 7 – Goodwill and Other Intangibles, Net
.
Income Taxes
We account for income taxes under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our
financial statements or tax returns.

In estimating future tax consequences, we generally consider all expected future

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
75
events other than enactments of changes in tax laws or rates.

The effect on deferred income tax assets and
liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

We file a consolidated U.S. federal income tax return with our 80% or greater owned U.S. subsidiaries
.
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

Adjustments to the carrying amount of noncontrolling interests to

reflect a fair value redemption feature do not impact the calculation of earnings per share.

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
stockholders’ equity.

Our comprehensive income is primarily comprised of net income,

foreign currency
translation gain (loss), unrealized gain (loss) from foreign currency hedging activities and pension adjustment gain.
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
76
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
For agreements not designated as hedges, changes in the value of the derivative,

along with the transaction gain or
loss on the hedged item, are recorded in other, net, within our consolidated statements of income.
Total return swaps are entered into for the purpose of economically hedging our unfunded non-qualified supplemental retirement plan (“SERP”) and our deferred compensation plan

(“DCP”).

This swap will offset
changes in our SERP and DCP liabilities.

This swap is expected to be renewed on an annual basis and is recorded
in selling, general, and administrative expenses within our consolidated statements of income.
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
Accounting Pronouncements Adopted

On December 26, 2021 we adopted Accounting Standards Update

(“ASU”) No. 2021 – 08, “Accounting for
Contract Assets and Contract Liabilities from Contracts with Customers”

(Subtopic 805).

ASU 2021 – 08 requires
an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in
accordance with ASU No. 2014 - 09, “Revenue from Contracts with Customers”

(Topic 606).

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

Our adoption of
ASU 2019-12 did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In September 2022, the FASB issued ASU No. 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-
50): Disclosure of Supplier Finance Program Obligations” which will increase transparency of supplier finance
programs by requiring entities that use such programs in connection with the purchase of goods and services to
disclose certain qualitative and quantitative information about such programs.

ASU 2022-04 is effective for fiscal
years beginning after December 15, 2022, including interim periods within those fiscal years, except for amended

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
77
rollforward information, which is effective for fiscal years beginning after December

15, 2023.

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
Rate.

The guidance became effective upon issuance, on January 7, 2021, and can be applied through December 31,
2022.

In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of
the Sunset Date of Topic 848,” which extends the period of application of temporary optional expedients from
December 21, 2022 to December 31, 2024.

We do not expect that the requirements of this guidance will have a material impact on our consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
78
Note 2 – Net Sales from Contracts with Customers
Net sales is recognized in accordance with policies disclosed in
Note 1 – Basis of Presentation and Significant
Accounting Policies
.
Disaggregation of Net sales
The following table disaggregates our Net sales by reportable segment and geographic area:
Year

Ended

December 31, 2022
North America International Global
Net Sales:
Health care distribution
Dental

$
4,628
$
2,845
$
7,473
Medical

4,375
76
4,451
Total health care distribution
9,003
2,921
11,924
Technology

and value-added services
633
90
723
Net sales $
9,636
$
3,011
$
12,647
Year

Ended
December 25, 2021
North America International Global
Net Sales:
Health care distribution
Dental

$
4,506
$
3,038
$
7,544
Medical

4,107
103
4,210
Total health care distribution
8,613
3,141
11,754
Technology

and value-added services
560
87
647
Net sales $
9,173
$
3,228
$
12,401
Year

Ended
December 26, 2020
North America International Global
Net Sales:
Health care distribution
Dental

$
3,472
$
2,441
$
5,913
Medical

3,515
102
3,617
Total health care distribution
6,987
2,543
9,530
Technology

and value-added services
447
67
514
Total excluding

Corporate TSA net sales

(1)
7,434
2,610
10,044
Corporate TSA net sales

(1)
-
75
75
Net sales $
7,434
$
2,685
$
10,119
(1) Corporate TSA net sales represents sales of certain animal health products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which ended in December 2020.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
79
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

Years

Ended
December 31, December 25, December 26,
2022 2021 2020
Net Sales:
Health care distribution
(1)
Dental

$
7,473
$
7,544
$
5,913
Medical

4,451
4,210
3,617
Total health care distribution
11,924
11,754
9,530
Technology

and value-added services
(2)
723
647
514
Total excluding

Corporate TSA net sales
12,647
12,401
10,044
Corporate TSA net sales (3)
-
-
75
Total

$
12,647
$
12,401
$
10,119
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
(3) Corporate TSA net sales represents sales of certain products to Covetrus under the transition services agreement entered into in connection with the Animal Health Spin-off, which ended in December 2020.

See
Note-23 Related Party Transactions

for further
information.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
80
Years

ended
December 31, December 25, December 26,
2022 2021 2020
Operating Income:
Health care distribution

$
619
$
727
$
436
Technology

and value-added services

128
125
99
Total

$
747
$
852
$
535
Income from continuing operations before

taxes

and equity in earnings of affiliates:
Health care distribution

$
592
$
706
$
400
Technology

and value-added services

129
125
100
Total

$
721
$
831
$
500
Depreciation and Amortization:
Health care distribution

$
160
$
157
$
143
Technology

and value-added services

52
53
43
Total

$
212
$
210
$
186
Interest Income:
Health care distribution

$
16
$
7
$
10
Technology

and value-added services

1
-
-
Total

$
17
$
7
$
10
Interest Expense:
Health care distribution

$
44
$
28
$
41
Total

$
44
$
28
$
41
Income Tax

Expense:
Health care distribution

$
141
$
168
$
71
Technology

and value-added services

29
30
24
Total

$
170
$
198
$
95
Purchases of Fixed Assets:
Health care distribution

$
86
$
74
$
44
Technology

and value-added services

10
5
5
Total

$
96
$
79
$
49
As of
December 31, December 25, December 26,
2022 2021 2020
Total

Assets:
Health care distribution

$
7,287
$
7,157
$
6,503
Technology

and value-added services

1,320
1,324
1,270
Total

$
8,607
$
8,481
$
7,773

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
81
The following table presents information about our operations by geographic area as of and for the three years
ended December 31, 2022.

Net sales by geographic area are based on the respective locations of our subsidiaries.

No country, except for the United States, generated net sales greater than
10
% of consolidated net sales.

There
were no material amounts of sales or transfers among geographic areas and there were no material amounts of
export sales.
2022 2021 2020
Net Sales
Long-Lived
Assets Net Sales
Long-Lived
Assets Net Sales
Long-Lived
Assets
United States

$
9,190
$
2,891
$
8,722
$
2,981
$
7,090
$
2,363
Other

3,457
1,256
3,679
1,232
3,029
1,252
Consolidated total

$
12,647
$
4,147
$
12,401
$
4,213
$
10,119
$
3,615
Note 4 – Business Acquisitions and Divestiture

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

Goodwill is an asset representing the future
economic benefits arising from other assets acquired in a business combination that are not individually identified
and separately recognized, such as future customers and technology, as well as the assembled workforce.

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

Any adjustments to these accrual amounts are recorded

in selling, general and
administrative expenses within our consolidated statements of income.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
82
2022 Acquisitions
We completed several acquisitions during the year ended December 31, 2022, which were immaterial to our consolidated financial statements. Our acquired ownership interest ranged between
55
% to
100
%.

Acquisitions
within our health care distribution segment included companies that specialize in the distribution of dental products.
Within our technology and value-added services segment, we acquired a company that educates and connects
dental office managers, practice administrators and dental business leaders across

North America.

The following table aggregates the estimated fair value, as of the date of acquisition, of consideration paid and net
assets acquired for acquisitions during the year ended December 31, 2022.

Approximately half of the acquired
goodwill is deductible for tax purposes.
2022
Acquisition consideration:
Cash $
158
Deferred consideration
2
Fair value of previously held equity method investment
16
Redeemable noncontrolling interests
17
Total consideration $
193
Identifiable assets acquired and liabilities assumed:
Current assets $
41
Intangible assets
96
Other noncurrent assets
13
Current liabilities
(29)
Deferred income taxes
(6)
Other noncurrent liabilities
(8)
Total identifiable

net assets
107
Goodwill
86
Total net assets acquired $
193
The following table summarizes the identifiable intangible assets acquired during the year ended December 31,
2022 and their estimated useful lives as of the date of the acquisition:

Estimated
Useful Lives
2022 (in years)
Customer relationships and lists
81
8
-
12
Trademark / Tradename
9
5
Non-compete agreements
3
2
-
5
Other
3
10
$
96
The accounting for certain of our acquisitions during the year ended December

31, 2022 had not been completed in
several areas, including but not limited to pending assessments of accounts receivable, inventory, intangible assets,
right-of-use lease assets,

accrued liabilities and income and non-income based taxes.

The pro forma financial information has not been presented because the impact of the acquisitions during the year
ended December 31, 2022 to our consolidated financial statements was immaterial.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
83
2021 Acquisitions
We completed several acquisitions during the year ended December 25, 2021, which were immaterial to our financial statements.

Our acquired ownership interests ranged from between approximately
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
2021
Acquisition consideration:
Cash $
579
Deferred consideration
11
Estimated fair value of contingent consideration receivable
(5)
Fair value of previously held equity method investment
8
Redeemable noncontrolling interests
181
Total consideration $
774
Identifiable assets acquired and liabilities assumed:
Current assets $
195
Intangible assets
317
Other noncurrent assets
51
Current liabilities
(93)
Deferred income taxes
(26)
Other noncurrent liabilities
(46)
Total identifiable

net assets
398
Goodwill
376
Total net assets acquired $
774
The following table summarizes the identifiable intangible assets acquired during the year ended December 25,
2021 and their estimated useful lives as of the date of the acquisition:

Estimated
Useful Lives
2021 (in years)
Customer relationships and lists $
220
5
-
12
Trademark / Tradename
58
5
-
12
Product development
19
5
-
10
Non-compete agreements
5
3
-
5
Other
15
18
$
317

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
84
2020 Acquisitions
We completed several acquisitions during the year ended December 26, 2020, which were immaterial to our financial statements.

Our acquired ownership interests ranged from between approximately
51
% to
100
%.

Acquisitions within our health care distribution segment included companies that manufacture endodontic files and
companies that distribute dental supplies.

Within our technology and value-added services segment, we acquired companies that focus on practice management software and provide software as a solution for dental practices.

Approximately half of the acquired goodwill is deductible for tax purposes.

The following table aggregates the estimated fair value, as of the date of acquisition, of consideration paid and net
assets acquired for acquisitions during the year ended December 26, 2020:
2020
Acquisition consideration:
Cash $
52
Deferred consideration
6
Fair value of previously held equity method investment
9
Redeemable noncontrolling interests
26
Total consideration $
93
Identifiable assets acquired and liabilities assumed:
Current assets $
36
Intangible assets
38
Other noncurrent assets
22
Current liabilities
(21)
Deferred income taxes
(4)
Other noncurrent liabilities
(1)
Total identifiable

net assets
70
Goodwill
23
Total net assets acquired $
93
The following table summarizes the identifiable intangible assets acquired during the year ended December 26,
2020 and their estimated useful lives as of the date of the acquisition:

Estimated
Useful Lives
2020 (in years)
Customer relationships and lists $
23
10
-
12
Product development
9
7
-
10
Trademark / Tradename
4
5
Non-compete agreements
2
5
$
38
For the years ended December 31, 2022, December 25, 2021 and December 26,

2020, there were no material
adjustments recorded in our consolidated balance sheets relating to accounting for acquisitions incomplete in prior
periods.

At December 25, 2021 we recorded an estimated contingent

consideration receivable of $
5

million, which
was subsequently increased by additional $
5

million during 2022 based on delays in timing of government approval of a certain product.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
85
During the years ended December 31, 2022, December 25, 2021

and December 26, 2020 we incurred $
9

million, $
7
million and $
6

million in acquisition costs reported within income from continuing operations.

Divestiture

In the third quarter of 2021 we received contingent proceeds of $
10

million from the 2019 sale of Hu-Friedy,
resulting in the recognition of an additional after-tax gain of $
7

million.

During the fourth quarter of 2020 we
received contingent proceeds of $
2

million from the 2019 sale of Hu-Friedy, resulting in the recognition of an additional after-tax gain of $
2

million.

We do expect to receive any additional proceeds from the sale of Hu-Friedy.
Note 5 – Property and Equipment, Net

Property and equipment, including related estimated useful lives, consisted of the following:
December 31, December 25,
2022 2021
Land

$
20
$
21
Buildings and permanent improvements

135
140
Leasehold improvements

94
98
Machinery and warehouse equipment

169
153
Furniture, fixtures and other

127
119
Computer equipment and software

411
385
956
916
Less accumulated depreciation

(573)
(550)
Property and equipment, net

$
383
$
366
Estimated Useful
Lives (in years)
Buildings and permanent improvements

40
Machinery and warehouse equipment

5
-
10
Furniture, fixtures and other

3
-
10
Computer equipment and software

3
-
10
Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful
life of the assets or the lease term.
Property and equipment related depreciation expense for the years ended December 31, 2022, December 25, 2021
and December 26, 2020 was $
68

million, $
71

million

and $
64

million, respectively.

Please see
Note 6 – Leases

for
finance lease amounts included in property and equipment, net within our consolidated balance sheets.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
86
Note 6 – Leases
We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment.

Our leases have remaining terms of less than
one year

to approximately
19

years, some of
which may include options to extend the leases for up to
15

years.

The components of lease expense were as
follows:
Years

Ended
December 31, December 25, December 26,
2022 2021 2020
Operating lease cost:

(1) (2)
$
150
$
103
$
87
Finance

lease cost:
Amortization of right-of-use assets

3
3
2
Total finance

lease cost
$
3
$
3
$
2
(1) Includes variable lease expenses.
(2) Operating lease cost for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, include accelerated amortization of right-of-use assets of $
42

million, $
0

million and $
0

million, respectively, related to facility leases recorded in
“Restructuring and integration costs” within our consolidated statements of income.
Further, for the years ended December 31, 2022,

December 25, 2021 and December 26, 2020, we recognized
impairment of right-of-use assets of $
3

million, $
0

million, and $
4

million respectively, related to facility leases
recorded in “Restructuring and integration costs” within our consolidated statement of income.
Supplemental balance sheet information related to leases is as follows:
Years

Ended
December 31, December 25,
2022 2021
Operating Leases:
Operating lease right-of-use assets $
284
$
325
Current operating lease liabilities
73
76
Non-current operating lease liabilities
275
268
Total operating lease liabilities $
348
$
344
Finance Leases:
Property and equipment, at cost $
16
$
13
Accumulated depreciation
(6)
(5)
Property and equipment, net of accumulated depreciation $
10
$
8
Current maturities of long-term debt
$
4
$
3
Long-term debt
6
4
Total finance

lease liabilities
$
10
$
7
Weighted Average

Remaining Lease Term in

Years:
Operating leases
6.7
7.3
Finance leases
3.1
3.6
Weighted

Average Discount

Rate:
Operating leases
2.8
%
2.4
%
Finance leases
3.3
%
1.7
%

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
87
Supplemental cash flow information related to leases is as follows:
Years

Ended
December 31, December 25,
2022 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases $
87
85
Financing cash flows for finance leases
3
3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases

$
88
121
Finance leases
6
4
Maturities of lease liabilities are as follows:
December 31, 2022
Operating Finance
Leases Leases
2023 $
82
$
5
2024
66
3
2025
56
1
2026
46
1
2027
33
-
Thereafter
98
1
Total future

lease payments
381
11
Less imputed interest
(33)
(1)
Total $
348
$
10
As of December 31, 2022, we have additional operating leases with total lease payments of $
8

million for buildings
and vehicles that have not yet commenced.

These operating leases will commence subsequent to December 31,
2022, with lease terms of
two years

to
five years
.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

These
leases are classified as operating leases and have a remaining lease term ranging from
4 months

to
9 years
.

As of
December 31, 2022, current and non-current liabilities associated with related party operating leases were $
4
million and $
14

million, respectively.

Related party leases represented
5.0
% and
5.3
% of the total current and non-
current operating lease liabilities, respectively.

The present value of lease payments under these related party leases
is not material to our consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
88
Note 7 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the years ended December

31, 2022 and December 25, 2021
were as follows:
Health Care
Distribution
Technology

and
Value-Added
Services Total
Balance as of December 26, 2020

$
1,501
$
1,003
$
2,504
Adjustments to goodwill:
Acquisitions

359
24
383
Foreign currency translation

(29)
(4)
(33)
Balance as of December 25, 2021

1,831
1,023
2,854
Adjustments to goodwill:
Acquisitions

86
(1)
85
Impairment
(20)
-
(20)
Foreign currency translation

(22)
(4)
(26)
Balance as of December 31, 2022

$
1,875
$
1,018
$
2,893
For the year

ended December 31,

2022, we recorded

a $
20

million impairment of

goodwill relating to

the disposal
of

an

unprofitable

business

whose

estimated

fair

value

was

lower

than

its

carrying

value.

The

disposal

of

this
business

is

part

of

our

restructuring

initiative

as

more

fully

discussed

in
Note 14 – Plans of Restructuring and
Integration Costs
.
Other intangible assets consisted of the following:
December 31, 2022 December 25, 2021
Accumulated Accumulated
Cost Amortization Net Cost Amortization Net
Customer lists and relationships $
826
$
(387)
$
439
$
853
$
(353)
$
500
Trademarks / trade names - definite lived

125
(51)
74
129
(44)
85
Product Development
90
(56)
34
114
(70)
44
Non-compete agreements

25
(6)
19
25
(6)
19
Other

31
(10)
21
28
(8)
20

Total

$
1,097
$
(510)
$
587
$
1,149
$
(481)
$
668
Trademarks, trade names, customer lists and customer relationships were established through business acquisitions.

Definite-lived trademarks and trade names are amortized on a straight-line basis over a weighted-average period of
approximately
8.4

years as of December 31, 2022.

Customer lists and customer relationships are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately
10.0
years as of December 31, 2022.

Product development is a definite-lived intangible asset that is amortized on a
straight-line basis over a weighted-average period of approximately
8.6

years as of December 31, 2022.

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
5.3

years as of December 31, 2022.
Amortization expense, excluding impairment charges, related to definite-lived intangible assets for the years ended
December 31, 2022, December 25, 2021 and December 26, 2020 was $
126

million, $
124

million and $
106

million.

During the year ended December 31, 2022, we recorded $
49

million of impairment charges related to businesses
within our health care distribution segment, represented by an intangible asset impairment of $
15

million related to

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
89
the disposal of an unprofitable business and a $
34

million impairment of customer lists and relationships
attributable to customer attrition rates being higher than expected in certain other businesses.

Our impairment loss
was calculated as the difference between the carrying value and the estimated fair value of the intangible assets,
using a discounted estimate of future cash flows.

Please see
Note 14 – Plans of Restructuring and Integration Costs
for additional details.
During the year ended December 25, 2021, we recorded a $
1

million impairment charge related ratably to a
business within our health care distribution segment and a business within our technology and value-added services
segment.
During the year ended December 26, 2020, we recorded a $
20

million impairment charge related to businesses
within our technology and value-added services segment due to customer attrition rates being higher than expected.
The above intangible asset impairment charges were recorded within selling, general and administrative expenses;
and restructuring and integration charges in our consolidated statement of income.
The annual amortization expense expected to be recorded for existing intangibles assets for the years 2023 through
2027 is $
120

million, $
96

million, $
84

million, $
68

million and $
55

million.
Note 8 – Investments and Other

Investments and other consisted of the following:
December 31, December 25,
2022 2021
Investment in unconsolidated affiliates

$
161
$
168
Non-current deferred foreign, state and local income taxes

88
35
Notes receivable (1)
28
36
Capitalized costs for software to be sold, leased or marketed to external users
79
65
Security deposits

3
2
Acquisition-related indemnification

59
66
Non-current pension assets
8
-
Other long-term assets
46
52
Total

$
472
$
424
(1) Long-term notes receivable carry interest rates ranging from
3.0
% to
7.5
% and are due in varying installments through
May 11, 2028 .
Amortization expense, primarily related to capitalized costs for software to be sold, leased or marketed to external
users, for the years ended December 31, 2022, December 25, 2021 and

December 26, 2020 was $
18

million, $
15
million and $
16

million, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
90
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

Investments and notes receivable
There are no quoted market prices available for investments in unconsolidated affiliates and notes receivable.

Certain of our notes receivable contain variable interest rates.

We believe the carrying amounts are a reasonable
estimate of fair value based on the interest rates in the applicable markets.

Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
classified as Level 3 within the fair value hierarchy, and as of December 31, 2022 and December 25, 2021 was
estimated at $
1,149

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

See
Note 11-Derivatives and Hedging
Activities

for further information.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
91
Total

Return Swaps
The fair value for the Total Return Swap is measured by valuing the underlying ETFs of the swap using market-on-
close pricing by industry providers as of the valuation date and are classified within Level 2 of the fair value
hierarchy.
Redeemable noncontrolling interests
The values for Redeemable noncontrolling interests are classified within

Level 3 of the fair value hierarchy and are
based on recent transactions and/or implied multiples of earnings.

See
Note 18 – Redeemable Noncontrolling
Interests

for additional information.
Assets measured on a non-recurring basis at fair value include Goodwill and Other intangibles, net, and are
classified as Level 3 within the fair value hierarchy.

See
Note 1 – Basis of Presentation and Significant Accounting
Policies

and
Note 7 – Goodwill and Other Intangibles, Net

for additional information.

The following table presents
our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the
appropriate level of the fair value hierarchy as of December 31, 2022 and

December 25, 2021:
December 31, 2022
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
23
$
-
$
23
Derivative contracts undesignated
-
4
-
4
Total assets

$
-
$
27
$
-
$
27
Liabilities:
Derivative contracts designated as hedges $
-
$
1
$
-
$
1
Derivative contracts undesignated
-
3
-
3
Total return

swaps
-
3
-
3
Total liabilities

$
-
$
7
$
-
$
7
Redeemable noncontrolling interests

$
-
$
-
$
576
$
576
December 25, 2021
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
8
$
-
$
8
Derivative contracts undesignated
-
1
-
1
Total return

swap
-
1
-
1
Total assets

$
-
$
10
$
-
$
10
Liabilities:
Derivative contracts designated as hedges $
-
$
1
$
-
$
1
Derivative contracts undesignated
-
2
-
2
Total liabilities

$
-
$
3
$
-
$
3
Redeemable noncontrolling interests

$
-
$
-
$
613
$
613

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
92
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
2
% of our net sales in 2022 or 2021.

With respect to our sources of supply, our top 10
health care distribution suppliers and our single largest supplier accounted for approximately
28
% and
4
%,
respectively, of our aggregate purchases in each of the years ended December 31, 2022 and December 25, 2021.
Our long-term notes receivable primarily represent strategic financing arrangements with certain affiliates.

Generally, these notes are secured by certain assets of the counterparty; however, in most cases our security is subordinate to other commercial financial institutions.

While we have exposure to credit loss in the event of non-
performance by these counter-parties, we conduct ongoing assessments of their financial and operational
performance.
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
, is approximately €
200

million.

During the years ended December 31, 2022 and December 25, 2021, we recorded losses of $
9

million and $
11
million, respectively, within other comprehensive income related to these foreign currency forward contracts.

See
Note 9 – Fair Value Measurements

for additional information.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
93
On
March 20, 2020
, we entered into a total return swap for the purpose of economically hedging our unfunded non-
qualified SERP and our DCP.

This swap will offset changes in our SERP and DCP liabilities.

At the inception, the
notional value of the investments in these plans was $
43

million.

At December 31, 2022, the notional value of the
investments in these plans was $
78

million.

At December 31, 2022, the financing blended rate for

this swap was
based on the Secured Overnight Financing Rate (“SOFR”) of
4.03
% plus
0.55
%, for a combined rate of
4.58
%.

For
the years ended December 31, 2022 and December 25, 2021, we have recorded a gain/(loss), within selling, general
and administrative in our consolidated statement of income, of approximately

($
17
) million and $
12

million,
respectively, net of transaction costs, related to this undesignated swap.

During the years ended December 31, 2022
and December 25, 2021, the swap resulted in a neutral impact to our results of operations.

This swap is expected to
be renewed on an annual basis after its current expiration date of March 31, 2023,

and is expected to result in a
neutral impact to our results of operations.

See
Note 17 – Employee Benefit Plans

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
94
Note 12 – Debt

Bank Credit Lines
Bank credit lines consisted of the following:
December 31, December 25,
2022 2021
Revolving credit agreement $
-
$
-
Other short-term bank credit lines
103
51
Total $
103
$
51
Revolving Credit Agreement
On
August 20, 2021
, we entered into a $
1.0

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

The Credit Agreement requires, among other things,
that we maintain certain maximum leverage ratios.

Additionally, the Credit Agreement contains customary
representations, warranties and affirmative covenants as well as customary negative covenants, subject to
negotiated exceptions, on liens, indebtedness, significant corporate changes

(including mergers), dispositions and
certain restrictive agreements.

As of December 31, 2022 and December 25, 2021, we had
no

borrowings under this
revolving credit facility.

As of December 31, 2022 and December 25, 2021, there

were $
9

million and $
9

million
of letters of credit, respectively, provided to third parties under the credit facility.
Other Short-Term Bank Credit

Lines
As of December 31, 2022 and December 25, 2021, we had various other short-term bank credit lines available, with
a maximum borrowing capacity of $
402

million as of December 31, 2022, of which $
103

million and $
51

million,
respectively, were outstanding.

At December 31, 2022 and December 25, 2021, borrowings under all of these
credit lines had a weighted average interest rate of
10.11
% and
10.44
%, respectively.
Long-term debt

Long-term debt consisted of the following:
December 31, December 25,
2022 2021
Private placement facilities

$
699
$
706
U.S. trade accounts receivable securitization
330
105
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from
0.00
% to
3.50
% at December 31, 2022 and
ranging from
2.62
% to
4.27
% at December 25, 2021
7
4
Finance lease obligations
10
7
Total

1,046
822
Less current maturities
(6)
(11)
Total long-term debt

$
1,040
$
811

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
95
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
On March 5, 2021, we amended the private placement facilities to,

among other things, (a) modify the financial
covenant from being based on a net leverage ratio to a total leverage ratio and (b) restore the maximum
maintenance total leverage ratio to
3.25
x and remove the
1.00
% interest rate increase triggered if the net leverage
ratio were to exceed
3.0
x.
The components of our private placement facility borrowings, which have a weighted average interest rate of
2.99
%, as of December 31, 2022 are presented in the following table:
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

to
three years
.

On December 15, 2022, we
extended the expiration date of this facility agreement to
December 15, 2025

(the previous maturity date was
October 18, 2024
) and maintained the purchase limit under the facility as

$
450

million with
two

banks as agents.
As of December 31, 2022 and December 25, 2021, the borrowings outstanding under this securitization facility
were $
330

million and $
105

million, respectively.

At December 31, 2022, the interest rate on borrowings under
this facility was based on the asset-backed commercial paper rate of
4.58
% plus
0.75
%, for a combined rate of
5.33
%.

At December 25, 2021, the interest rate on borrowings under

this facility was based on the asset-backed
commercial paper rate of
0.19
% plus
0.75
%, for a combined rate of
0.94
%.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
96
If our accounts receivable collection pattern changes due to customers either paying late or not making payments,
our ability to borrow under this facility may be reduced.
We are required to pay a commitment fee of
30

to
35

basis points depending upon program utilization.

As of December 31, 2022,

the aggregate amounts of long-term debt, including finance lease obligations and net of
deferred debt issuance costs of $
1

million, maturing in each of the next five years and thereafter are as follows:
2023

$
6
2024

109
2025

331
2026

-
2027

100
Thereafter

500
Total

$
1,046

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
97
Note 13 – Income Taxes

Income before taxes and equity in earnings of affiliates was as follows:
Years

ended
December 31, December 25, December 26,
2022 2021 2020
Domestic

$
506
$
593
$
431
Foreign

215
238
69
Total

$
721
$
831
$
500
The provisions for income taxes were as follows:
Years

ended
December 31, December 25, December 26,
2022 2021 2020
Current income tax expense:
U.S. Federal

$
150
$
129
$
83
State and local

49
37
24
Foreign

44
43
41
Total current

243
209
148
Deferred income tax expense (benefit):
U.S. Federal

(48)
(12)
(18)
State and local

(13)
(3)
(5)
Foreign

(12)
4
(30)
Total deferred

(73)
(11)
(53)
Total provision

$
170
$
198
$

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
98
The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:
Years

Ended
December 31, December 25,
2022 2021
Deferred income tax asset:
Net operating losses and other carryforwards $
64
$
55
Inventory, premium

coupon redemptions and accounts receivable
valuation allowances

57
46
Stock-based compensation

11
13
Uniform capitalization adjustment to inventories
11
10
Operating lease liability
77
79
Other asset

48
41
Total deferred income

tax asset

268
244
Valuation

allowance for deferred tax assets
(1)
(36)
(36)
Net deferred income tax asset
232
208
Deferred income tax liability
Intangibles amortization
(112)
(134)
Operating lease right-of-use asset
(61)
(74)
Property and equipment
(7)
(7)
Total deferred tax

liability
(180)
(215)
Net deferred income tax asset (liability) $
52
$
(7)
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

Such evidence includes reversals
of deferred tax liabilities and projected future taxable income.

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

However, if future events cause us to conclude that it is not more likely than not that we will be able to recover the value assigned to our deferred tax assets, we will be required to adjust our
valuation allowance accordingly.
As of December 31, 2022, we had federal, state and foreign net operating loss carryforwards of approximately
$
30

million, $
31

million and $
220

million, respectively.

The federal, state and foreign net operating loss
carryforwards will begin to expire in various years from 2023 through

2041.

The amounts of federal, state and
foreign net operating losses that can be carried forward indefinitely are $
21

million, $
4

million and $
218

million,
respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
99
The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:
Years

ended
December 31, December 25, December 26,
2022 2021 2020
Income tax provision at federal statutory rate

$
151
$
175
$
105
State income tax provision, net of federal income tax effect

20
21
13
Foreign income tax provision
4
6
-
Pass-through noncontrolling interest

(4)
(4)
(3)
Valuation

allowance

(2)
(6)
1
Unrecognized tax benefits and audit settlements
11
7
(18)
Interest expense related to loans

(12)
(11)
(11)
Tax benefit related

to legal entity reorganization outside the U.S.
-
-
(6)
Other

2
10
14
Total income

tax provision

$
170
$
198
$
95
For the year ended December 31, 2022, our effective tax rate was
23.5
%, compared to
23.8
% for the prior year
period.

In 2022, the difference between our effective tax rate and the federal statutory tax rate primarily relates to
state and foreign income taxes and interest expense.

In 2021, the difference between our effective tax rate and the federal statutory tax rate was primarily due to state and foreign income taxes and interest expense.

In 2020, our
effective tax rate was
19.1
%.

The difference between our effective tax rate and the federal statutory tax rate was primarily due to an Advance Pricing Agreement with the U.S Internal Revenue

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
On July 20, 2020, the IRS issued final regulations related to the Tax Cuts and Jobs Act enacted in 2017 (the “Tax
Act”).

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
100
On December 22, 2017, the U.S. government passed the Tax Act, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S.

The
transition tax is payable over eight years.

Within our consolidated balance sheets, transition tax of $
19

million and
$
14

million were included in “accrued taxes” for 2022 and 2021, respectively, and $
23

million and $
42

million
were included in “other liabilities” for 2022 and 2021, respectively.
Due to the one-time transition tax and the imposition of the GILTI provisions, all previously unremitted earnings will no longer be subject to U.S. federal income tax; however, there could be U.S., state and/or foreign withholding taxes upon distribution of such unremitted earnings.

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

The amount recognized is measured as the largest amount of
benefit that has a greater than 50% likely of being realized upon ultimate audit settlement.

In the normal course of
business, our tax returns are subject to examination by various taxing authorities.

Such examinations may result in
future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect of certain
tax matters.
The total amount of unrecognized tax benefits, which are included in “other liabilities” within our consolidated
balance sheets, as of December 31, 2022 and December 25, 2021 was approximately

$
94

million and $
84

million,
respectively, of which $
80

million and $
69

million, respectively would affect the effective tax rate if recognized.

It
is possible that the amount of unrecognized tax benefits will change in the next 12 months, which may result in a
material impact on our consolidated statements of income.
All tax returns audited by the IRS are officially closed through 2018.

The tax years subject to examination by the
IRS include years 2019 and forward.

In addition, limited positions reported in the 2017 tax year are subject to IRS
examination.

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

The
amount of tax interest expense (credit) was approximately $
0

million, $
0

million and $(
3
) million in 2022, 2021
and 2020, respectively.

The total amount of accrued interest is included in “other liabilities”,

and was
approximately $
12

million as of December 31, 2022 and $
12

million as of December 25, 2021.

The amount of
penalties accrued for during the periods presented were not material to our consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
101
The following table provides a reconciliation of unrecognized tax benefits:
December 31, December 25, December 26,
2022 2021 2020
Balance, beginning of period

$
71
$
70
$
91
Additions based on current year tax positions

14
3
5
Additions based on prior year tax positions

8
11
8
Reductions based on prior year tax positions

-
(1)
(1)
Reductions resulting from settlements with taxing authorities

(1)
(9)
(19)
Reductions resulting from lapse in statutes of limitations

(10)
(3)
(14)
Balance, end of period

$
82
$
71
$
70
Note 14 – Plans of Restructuring

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
During the year ended December 31, 2022, we recorded restructuring charges of $
128

million primarily related to
severance and employee-related costs, accelerated amortization of right-of-use lease assets, impairment of other
long-lived assets and lease exit costs.

During the three months ended December 31, 2022, in connection with our restructuring plan, we vacated
one

of
the buildings at our corporate headquarters in Melville NY, which resulted in an accelerated amortization of right-
of-use lease asset of $
34

million.

We also initiated the disposal of a non-profitable US business and recorded related costs of $
49

million which primarily consisted of impairment of intangible assets and goodwill, inventory
impairment, and severance and employee-related costs.

These expenses are included in the $
128

million of
restructuring charges discussed above.

The disposal is expected to be completed in the first quarter of 2023.

On August 26, 2022, we acquired Midway Dental Supply.

In connection with this acquisition, during the year
ended December 31, 2022, we recorded integration costs of $
3

million related to one-time employee and other
costs, as well as restructuring charges of $
9

million, which are included in the $
128

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

in 2021.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
102
Restructuring and integration costs recorded during our 2022, 2021 and

2020 fiscal years consisted of the
following:
Year

Ended December 31, 2022
Health-Care Distribution
Technology

and Value-Added
Services
Restructuring
Costs
Integration
Costs
Restructuring
Costs
Integration
Costs Total
Severance and employee-related costs $
25
$ - $
4
$ - $
29
Impairment and accelerated depreciation and
amortization of right-of-use lease assets and
other long-lived assets
47
- - -
47
Exit and other related costs
3
- - -
3
Loss on disposal of a business
49
-
49
Integration employee-related and other costs -
3
- -
3
Total restructuring and integration costs $
124
$
3
$
4
$ - $
131
Year

Ended December 25, 2021
Health-Care Distribution
Technology

and Value-Added
Services
Restructuring
Costs
Integration
Costs
Restructuring
Costs
Integration
Costs Total
Severance and employee-related costs $
6
$ - $
2
$ - $
8
Total restructuring and integration costs $
6
$ - $
2
$ - $
8
Year

Ended December 26, 2020
Health-Care Distribution
Technology

and Value-Added
Services
Restructuring
Costs
Integration
Costs
Restructuring
Costs
Integration
Costs Total
Severance and employee-related costs $
25
$ - $
1
$ - $
26
Impairment and accelerated depreciation and
amortization of right-of-use lease assets and
other long-lived assets
4
- - -
4
Exit and other related costs
2
- - -
2
Total restructuring and integration costs $
31
$ - $
1
$ - $
32

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
103
The following table summarizes, by reportable segment, the activity related to the liabilities associated with our
restructuring initiatives for the year ended December 31, 2022.

The remaining accrued balance of restructuring
costs as of December 31, 2022 is included in accrued expenses: other within our condensed consolidated balance
sheet.
Technology

and
Health Care Value-Added
Distribution Services Total
Balance, December 25, 2021

$
3
$
1
$
4
Restructuring charges
124
4
128
Non-cash asset impairment and accelerated depreciation and
amortization of right-of-use lease assets and other long-lived assets
(47)
-
(47)
Non-cash impairment on disposal of a business
(46)
-
(46)
Cash payments and other adjustments

(13)
(2)
(15)
Balance, December 31, 2022

$
21
$
3
$
24
Note 15 – Commitments and Contingencies

Purchase Commitments
In our health care distribution business, we sometimes enter into long-term purchase commitments to ensure the
availability of products for distribution.

Future minimum annual payments for inventory purchase commitments as
of December 31, 2022 were:
2023

$
5
2024

4
2025

4
2026

4
2027

4
Thereafter

-
Total minimum

inventory purchase commitment payments
$
21
Employment, Consulting and Non-Compete Agreements
We have employment, consulting and non-compete agreements that have varying base aggregate annual payments for the years 2023 through 2027 and thereafter of approximately $
23

million, $
7

million, $
5

million, $
0

million, $
0
million, and $
0

million, respectively.

We also have lifetime consulting agreements that provide for current compensation of four-hundred thousand

dollars per year, increasing
twenty-five thousand

dollars every fifth year
with the next increase in 2026.

In addition, some agreements have provisions for additional

incentives and
compensation.

Litigation

Henry Schein, Inc. has been named as a defendant in multiple opioid related lawsuits (currently less than one-
hundred and fifty (
150
); in approximately half of those cases one or more of Henry Schein, Inc.’s subsidiaries is also named as a defendant).

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

These actions consist of some that have been consolidated within the

MultiDistrict Litigation (“MDL”) proceeding

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
104
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

In December
2022, we settled
seven

cases filed in Utah (plus one case in which we were not yet

named a defendant) by
nineteen
plaintiffs for a total amount of sixty thousand

dollars.

The
seven

cases have been dismissed.

Of Henry Schein’s
2022 net sales of approximately $
12.6

billion from continuing operations, sales of opioids represented less than
two-tenths of 1 percent
.

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
As of December 31, 2022, we had accrued our best estimate of potential losses relating to claims that were probable
to result in liability and for which we were able to reasonably estimate a loss.

This accrued amount, as well as
related expenses, was not material to our financial position, results of operations or cash flows.

Our method for
determining estimated losses considers currently available

facts, presently enacted laws and regulations and other
factors, including probable recoveries from third parties.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
105
Note 16 – Stock-Based Compensation

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

RSUs.

In March 2022,
the Compensation Committee reinstated performance-based RSUs for equity-based awards to employees for fiscal
2022 and awarded grants in the form of performance-based RSUs,

time-based RSUs and non-qualified stock
options.

As of December 31, 2022, there were
70,942,657

shares authorized and
8,034,696

shares available to be granted
under the 2020 Stock Incentive Plan and
1,892,657

shares authorized and
192,400

shares available to be granted
under the 2015 Non-Employee Director Stock Incentive Plan.
RSUs are stock-based awards granted to recipients with specified vesting provisions.

In the case of RSUs, common
stock is delivered on or following satisfaction of vesting conditions.

We issue RSUs to employees that primarily
vest (i) solely based on the recipient’s continued service over time, primarily with four -year cliff vesting and/or (ii)
based on achieving specified performance measurements and the recipient’s continued service over time, primarily with three
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

With respect to the performance-based RSUs granted under our 2020 Stock Incentive Plan, such performance measurement adjustments relate to significant events, including,

without limitation, acquisitions,
divestitures, new business ventures, certain capital transactions (including share repurchases), differences in
budgeted average outstanding shares (other than those resulting from capital transactions referred to above),
restructuring costs, if any, certain litigation settlements or payments, if any, changes in accounting principles or in applicable laws or regulations, changes in income tax rates in certain markets, foreign exchange fluctuations, the
financial impact of certain products and unforeseen events or circumstances affecting us.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
106
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
54
million ($
41

million after-tax), $
78

million ($
60

million after-tax) and $
9

million ($
7

million after-tax) for the years
ended December 31, 2022, December 25, 2021 and December 26, 2020.
Total unrecognized compensation cost related to non-vested awards as of December 31, 2022 was $
75

million,
which is expected to be recognized over a weighted-average period of approximately
2.1

years.

The weighted-average grant date fair value of stock-based awards granted before forfeitures was $
85.51
, $
62.72
and $
60.23

per share during the years ended December 31, 2022, December 25,

2021 and December 26, 2020.

Certain stock-based compensation granted may require us to settle in the form of a cash payment.

During the year
ended December 31, 2022, we recorded a liability of $
0.4

million relating to the grant date fair value of stock-based compensation to be settled in cash.
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

In the
accompanying consolidated statements of cash flows, there were no benefits associated with tax deductions in
excess of recognized compensation as a cash inflow from financing activities for the years ended December 31,
2022, December 25, 2021 and December 26, 2020.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
107
The following weighted-average assumptions were used in determining the most recent fair values of stock options
using the Black-Scholes valuation model:

2022
Expected dividend yield

0.00
%
Expected stock price volatility

27.80
%
Risk-free interest rate

3.62
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
The following table summarizes the stock option activity for the year ended December 31, 2022:
Stock Options
Weighted

Remaining
Average

Weighted Average Aggregate
Exercise Remaining Contractual Intrinsic
Shares Price Life in Years Value
Outstanding at beginning of year

767,717
$
63.24
Granted

420,075
85.81
Exercised

(36,150)
62.92
Forfeited

(34,068)
74.84
Outstanding at end of year

1,117,574
$
71.38
8.5
$
12
Options exercisable at end of year

220,688
$
63.35
Weighted Weighted Average
Average Remaining Aggregate
Number of Exercise Contractual Intrinsic
Options Price Life (in years) Value
Vested

or expected to vest
885,428
$
73.50
8.7
$
8
The following tables summarize the activity of our unvested RSUs for the year ended December 31, 2022:
Time-Based Restricted Stock Units Performance-Based Restricted Stock Units
Weighted Average

Weighted Average

Grant Date Fair Intrinsic Value Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share Shares/Units Value Per Share Per Share
Outstanding at beginning of period

1,945,862
$
58.79
674,753
$
59.63
Granted

471,840
85.49
267,865
82.35
Vested

(566,887)
55.46
(396,220)
59.21
Forfeited

(94,771)
67.87
(25,482)
67.65
Outstanding at end of period

1,756,044
$
66.59
$
79.87
520,916
$
60.23
$
79.87
The total intrinsic value per share of RSUs that vested was $
78.74
, $
73.99

and $
61.49

during the years ended
December 31, 2022, December 25, 2021 and December 26, 2020.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
108
Note 17 – Employee Benefit Plans

Defined benefit plans
Certain of our employees in our international markets participate in various noncontributory defined benefit plans.

These plans are managed to provide pension benefits to covered employees in accordance with local regulations
and practices.

Our net unfunded liability for these plans are recorded

in accrued expenses: other; and other
liabilities within our consolidated balance sheets.

The following table presents the changes in projected benefit obligations, plan assets, and the funded status of our defined benefit pension plans:

Years

Ended
December 31, December 25,
2022 2021
Obligation and funded status:
Change in benefit obligation
Projected benefit obligation, beginning of period $
128
$
130
Service costs
3
4
Interest cost
1
-
Past service cost
-
5
Actuarial loss
(19)
(5)
Benefits paid

(1)
(1)
-
Participant contributions
1
1
Settlements
(1)
(2)
Effect of foreign currency translation
(4)
(5)
Projected benefit obligation, end of period $
108
$
128
Change in plan assets
Fair value of plan assets at beginning of period $
75
$
65
Actual return on plan assets
(3)
5
Employer contributions
2
2
Plan participant contributions
1
1
Expected return on plan assets
1
4
Benefit received

(1)
-
2
Settlements
(1)
(3)
Effect of foreign currency translation
(2)
(1)
Fair value of plan assets at end of period $
73
$
75
Unfunded status at end of period $
35
$
53
(1)
Includes regular benefit payments and amounts transferred in by new participants.
The majority of our defined benefit plans are unfunded, with the exception of one plan in one country where the
amount of assets exceeds the projected benefit obligation by approximately

$
6

million and $
6

million as of
December 31, 2022 and December 25, 2021, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
109
The following table provides the amounts recognized in our consolidated balance sheets for our defined benefit
pension plans:
Years

Ended
December 31, December 25,
2022 2021
Non-current assets $
25
$
22
Current liabilities
(1)
(1)
Non-current liabilities
(59)
(74)
Accumulated other comprehensive loss, pre-tax
4
21
The following table provides the net periodic pension cost for our defined benefit plans:

Years

Ended
December 31, December 25, December 26,
2022 2021 2020
Service cost $
3
$
4
$
3
Interest cost
1
- -
Expected return on plan assets
(1)
(1)
-
Employee contributions - - -
Amortization of prior service credit
1
1
1
Recognized net actuarial loss - - -
Settlements - - -
Net periodic pension cost $
4
$
4
$
4
The following tables present the weighted-average actuarial assumptions used to determine our pension benefit
obligation and our net periodic pension cost for the periods presented:

Years

Ended
December 31, December 25,
Pension Benefit Obligation 2022 2021
Weighted average

discount rate
1.67
%
0.87
%
Years

Ended
December 31, December 25, December 26,
Net Periodic Pension Cost 2022 2021 2020
Discount rate-pension benefit
1.25
%
0.56
%
0.51
%
Expected return on plan assets
0.81
%
0.71
%
0.87
%
Rate of compensation increase
1.68
%
1.95
%
1.97
%
Pension increase rate
0.61
%
0.72
%
0.67
%

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
110
The following table presents the estimated pension benefit payments that are payable to the plan’s participants as of
December 31, 2022:

Year
2023 $
6
2024
6
2025
5
2026
5
2027
7
2028 to 2032
38
Total $
67
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

The matching contribution was reinstated in
2021.

Forfeitures attributable to participants whose employment terminates prior to becoming fully vested are used
to reduce our matching contributions and offset administrative expenses of the 401(k)

plans.
Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to
choose from various investment fund options.

Matching contributions related to these plans charged to operations during the years ended December 31, 2022, December 25, 2021 and December

26, 2020 amounted to $
45

million,
$
38

million and $
21

million, respectively.

Within our consolidated statements of income, $
37

million is included
in selling, general and administrative expenses; and $
8

million is included in cost of goods sold.
Supplemental Executive Retirement Plan (“SERP”)
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

2020.

Contributions to the SERP were restored
in 2021.

The amounts charged to operations during the years ended December 31,

2022, December 25, 2021 and
December 26, 2020 amounted to $
(1)

million, $
2

million and $
3

million, respectively.

The charges are included in
selling, general and administrative expenses line item within our consolidated statements of income.

Please see
Note 11 – Derivatives and Hedging Activities

for additional information.

Deferred Compensation Plan (“DCP”)
During 2011, we began to offer DCP to a select group of management or highly compensated employees of the
Company and certain subsidiaries.

This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees.

The amounts charged to operations during the years ended
December 31, 2022, December 25, 2021 and December 26, 2020 were approximately

$
(11)

million, $
8

million and
$
8

million, respectively.

The charges are included in selling, general and administrative expenses line item within
our consolidated statements of income.

Please see
Note 11 – Derivatives and Hedging Activities

for additional
information.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
111
Note 18 – Redeemable Noncontrolling Interests

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

The
components of the change in the redeemable noncontrolling interests for the years ended December 31, 2022,
December 25, 2021 and December 26, 2020 are presented in the following table:
December 31, December 25, December 26,
2022 2021 2020
Balance, beginning of period

$
613
$
328
$
287
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(31)
(60)
(17)
Increase in redeemable noncontrolling interests due to business acquisitions
4
189
28
Net income attributable to redeemable noncontrolling interests
21
23
14
Dividends declared

(21)
(21)
(13)
Effect of foreign currency translation loss attributable to redeemable noncontrolling interests
(6)
(6)
(4)
Change in fair value of redeemable securities

(4)
160
33
Balance, end of period

$
576
$
613
$
328
Note 19 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S.

GAAP,

are excluded from net income as
such amounts are recorded directly as an adjustment to stockholders’

equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:
December 31, December 25, December 26,
2022 2021 2020
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment

$
(37)
$
(31)
$
(25)
Attributable to noncontrolling interests:
Foreign currency translation adjustment

$
(1)
$
-
$
-
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(236)
$
(155)
$
(77)
Unrealized gain (loss) from foreign currency hedging activities

5
(2)
(11)
Pension adjustment loss

(2)
(14)
(20)
Accumulated other comprehensive loss

$
(233)
$
(171)
$
(108)
Total Accumulated

other comprehensive loss

$
(271)
$
(202)
$
(133)

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
112
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:
December 31, December 25, December 26,
2022 2021 2020
Net income

$
566
$
660
$
420
Foreign currency translation gain (loss)
(88)
(84)
63
Tax effect

-
-
-
Foreign currency translation gain (loss)
(88)
(84)
63
Unrealized gain (loss) from foreign currency hedging activities

10
12
(10)
Tax effect

(3)
(3)
3
Unrealized gain (loss) from foreign currency hedging activities

7
9
(7)
Pension adjustment gain
16
8
-
Tax effect

(4)
(2)
-
Pension adjustment gain
12
6
-
Comprehensive income

$
497
$
591
$
476
Our financial statements are denominated in the U.S. Dollar currency.

Fluctuations in the value of foreign
currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The
foreign currency translation gain (loss) during the years ended December

31, 2022, December 25, 2021 and
December 26, 2020 was primarily due to changes in foreign currency exchange rates of the Euro, British Pound,
Australian Dollar, Brazilian Real, New Zealand Dollar and Canadian Dollar.

The foreign currency translation gain
(loss) during the years ended December 31, 2022, December 25, 2021 and December 26, 2020 was primarily
attributable to a net investment hedge that was entered into during 2019.

See
Note 11-Derivatives and Hedging
Activities

for further information.
The following table summarizes our total comprehensive income, net of applicable taxes as follows:
December 31, December 25, December 26,
2022 2021 2020
Comprehensive income attributable to
Henry Schein, Inc.

$
476
$
568
$
463
Comprehensive income attributable to
noncontrolling interests

6
6
3
Comprehensive income attributable to
Redeemable noncontrolling interests

15
17
10
Comprehensive income

$
497
$
591
$
476

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
113
Note 20 – Discontinued Operations
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
361

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
December 26, 2020.
In February 2019, we completed the Animal Health Spin-off.

During the year ended December 26, 2020, we
incurred $
0

million in transaction costs associated with this transaction.

All transaction costs related to the Animal
Health Spin-off have been included in results from discontinued operations.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
114
Summarized financial information for our discontinued operations is as follows:
Year

Ended
December 26,
2020
Selling, general and administrative
2
Operating loss

(2)
Income tax benefit
(3)
Income from discontinued operations

1
Net income from discontinued operations attributable to Henry Schein,

Inc.

1
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
Years

Ended
December 31, December 25, December 26,
2022 2021 2020
Basic

136,064,221
140,090,889
142,504,193
Effect of dilutive securities:
Stock options and restricted stock units

1,691,449
1,681,892
899,489
Diluted

137,755,670
141,772,781
143,403,682
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:
Years

Ended
December 31, December 25, December 26,
2022 2021 2020
Stock options
342,716
611,869
-
Restricted stock units
19,466
1,048
2,398
Total anti-dilutive

securities excluded from EPS computation
362,182
612,917
2,398

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
115
Note 22 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Years

ended
December 31, December 25, December 26,
2022 2021 2020
Interest

$
47
$
29
$
43
Income taxes

265
242
207
For the years ended December 31, 2022, December 25, 2021 and December

26, 2020, we had $
10

million, $
12
million and $
(10)

million of non-cash net unrealized gains (losses) related to foreign currency hedging activities,
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

(see
Note 20 – Discontinued Operations

for additional details).

For the year ended December 26, 2020, we recorded approximately $
13

million of fees for these services.

Pursuant
to the transition services agreement, Covetrus purchased

certain products from us.

During the year December 26,
2020, net sales to Covetrus under the transition services agreement were approximately $
75

million.

Sales to
Covetrus under the transition services agreement ended in December 2020.
In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was
formed on July 1, 2018, we entered into a ten-year

royalty agreement with Internet Brands whereby we will pay
Internet Brands approximately $
31

million annually for the use of their intellectual property.

During the years
ended December 31, 2022, December 25, 2021 and December 26, 2020, we recorded

$
31

million, $
31

million and
$
31

million, respectively in connection with costs related to this royalty agreement.

As of December 31, 2022 and
December 25, 2021, Henry Schein One, LLC had a net receivable (payable)

balance from (to) Internet Brands of
($
8
) million and $
9

million, respectively, comprised of amounts related to results of operations and the royalty agreement.

The components of this receivable and payable are recorded within prepaid expenses and other; and
accrued expenses: other, respectively, within our consolidated balance sheets.
During our normal course of business, we have interests in entities that we account for under the equity accounting
method.

During the years ended December 31, 2022, December

25, 2021 and December 26, 2020, we recorded net
sales of $
46

million, $
48

million, and $
38

respectively, to such entities.

During our fiscal years ended 2022, 2021
and 2020, we purchased $
9

million, $
15

million and $
12

million respectively, from such entities.

At December 31,
2022 and December 25, 2021, we had in aggregate $
36

million and $
44

million, due from our equity affiliates, and
$
6

million and $
7

million due to our equity affiliates, respectively.
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

Changes in Internal Control over Financial Reporting
The combination of acquisitions, continued acquisition integrations and systems implementation activity
undertaken during the quarter ended December 31, 2022 and carried over from prior quarters when considered in
the aggregate, does not represent a material change in our internal control over financial reporting.
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

Framework.

Based on our
evaluation under the COSO Framework, our management concluded that our internal control over financial
reporting was effective at a reasonable assurance level as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December

31, 2022, has been independently
audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.
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
Shareholders and Board of Directors
Henry Schein, Inc.
Melville, NY
Opinion on Internal Control over Financial Reporting
We

have audited Henry

Schein, Inc.’s

(the “Company’s”)

internal control over

financial reporting as

of December
31, 2022, based on criteria established in Internal Control

– Integrated Framework (2013) (the “COSO criteria”). In
our opinion, the

Company maintained, in all

material respects, effective

internal control over

financial reporting as
of December 31, 2022, based on the COSO criteria.

We

have

also

audited,

in

accordance

with

the

standards

of

the

Public

Company

Accounting

Oversight

Board
(United

States)

(“PCAOB”),

the

consolidated

balance

sheets

of

the

Company

as

of

December

31,

2022

and
December

25,

2021, the

related

consolidated statements

of

income, comprehensive

income, stockholders’

equity,
and cash

flows for

each of

the three

years in

the period

ended December

31, 2022,

and the

related notes

and our
report dated February 21, 2023

expressed as an unqualified opinion thereon.
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

on assessed

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

February 21, 2023

ITEM 9B.

Other Information
Not applicable.
ITEM 9C.

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART

III
ITEM 10.

Directors, Executive Officers and Corporate Governance
Information required by this item regarding our directors and executive officers and our corporate governance is
hereby incorporated by reference to the Section entitled “Election of Directors,”

with respect to directors, and the
first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees -
Audit Committee,” with respect to corporate governance, in each case in our definitive 2023 Proxy Statement to be
filed pursuant to Regulation 14A and to the Section entitled “Information about our Executive Officers” in Part I of
this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of
Directors since our last disclosure of such procedures, which appeared in our definitive 2022 Proxy Statement filed
pursuant to Regulation 14A on April 6, 2022.
Information required by this item concerning compliance with Section

16(a) of the Securities Exchange Act of
1934 is hereby incorporated by reference to the Section entitled “Delinquent

Section 16(a) Reports” in our
definitive 2023 Proxy Statement to be filed pursuant to Regulation 14A,

to the extent responsive disclosure is
required.
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

“Compensation Committee
Interlocks and Insider Participation” in our definitive 2023 Proxy

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

31, 2022:
Number of Common
Shares to be Issued Upon
Weighted-

Average
Number of Common
Exercise of Outstanding Exercise Price of
Shares Available

for
Plan Category Options and Rights Outstanding Options Future Issuances
Plans Approved by Stockholders

- $ - 8,227,096
Plans Not Approved by Stockholders

- - -
Total

- $ - 8,227,096
The other information required by this item is hereby incorporated by reference to the Section entitled “Security
Ownership of Certain Beneficial Owners and Management” in our definitive

2023 Proxy Statement to be filed
pursuant to Regulation 14A.
ITEM 13.

Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference to the Section entitled “Certain
Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and
Committees – Independent Directors” in our definitive 2023 Proxy Statement to be filed pursuant to Regulation
14A.
ITEM 14.

Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference to the Section entitled “Independent
Registered Public Accounting Firm Fees and Pre-Approval Policies and

Procedures” in our definitive 2023 Proxy
Statement to be filed pursuant to Regulation 14A.
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
Report on Form 8-K filed on October 21, 2021.)
4.5
Description of Securities. (Incorporated by reference to Exhibit 4.5 to our Annual
Report on Form 10-K for the fiscal year ended December 25, 2021 filed on
February 15, 2022.)
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
10.5
Form of 2021 Stock Option Agreement pursuant to the Henry Schein, Inc. 2020
Stock Incentive Plan (as amended and restated effective as of May 21, 2020).
(Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2021.)**

10.6
Form of 2021 Special Pandemic Recognition Award Restricted Stock Unit
Agreement for time-based restricted stock unit awards pursuant to the Henry
Schein, Inc. 2020 Stock Incentive Plan (as amended and restated effective as of
May 21, 2020). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2021 filed on May 4,
2021.)**
10.7
Form of 2022 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2020 Stock Incentive Plan (as amended and restated effective as of May 21, 2020). (Incorporated by reference to Exhibit
10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26,
2022 filed on May 3, 2022.)**
10.8
Form of 2022 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2020 Stock Incentive Plan (as
amended and restated effective as of May 21, 2020). (Incorporated by reference to
Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended
March 26, 2022 filed on May 3, 2022.)**
10.9
Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan.
(Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q
for the fiscal quarter ended June 27, 2015 filed on July 29, 2015.)**
10.10
Form of 2018 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2015 Non-Employee Director Stock
Incentive Plan (as amended and restated effective as of June 22, 2015).
(Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q
for the fiscal quarter ended March 31, 2018 filed on May 8, 2018.)**
10.11
Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated
effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 to our
Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2013 filed on November 5, 2013.)**
10.12
Amendment Number One to the Henry Schein, Inc. Supplemental Executive
Retirement Plan, amended and restated effective as of January 1, 2014.

(Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for
the fiscal year ended December 28, 2020 filed on February 20, 2020.)**
10.13
Amendment Number Two to the Henry Schein, Inc. Supplemental Executive
Retirement Plan, amended and restated effective as of January 1, 2014.
(Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q
for the fiscal quarter ended March 28, 2020 filed on May 5, 2020.)**
10.14
Amendment Number Three to the Henry Schein, Inc. Supplemental Executive
Retirement Plan, amended and restated effective as of January 1, 2014.
(Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q
for the fiscal quarter ended September 26, 2020 filed on November 2, 2020.)**

10.15
Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25,
2004. (Incorporated by reference to Exhibit D to our definitive 2004 Proxy
Statement on Schedule 14A, filed on April 27, 2004.)**
10.16
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
10.18
Amendment to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated
by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 15, 2012.)**
10.19
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
10.21
Amendment Number Four to the Henry Schein, Inc. Deferred Compensation Plan.
(Incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for
the fiscal year ended December 31, 2016 filed on February 21, 2017.)**
10.22
Amendment Number Five to the Henry Schein, Inc. Deferred Compensation Plan.
(Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K for
the fiscal year ended December 28, 2020 filed on February 20, 2020.)**
10.23
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

10.26
Amended and Restated Employment Agreement dated as of November 28, 2022, by and between Henry Schein, Inc. and Stanley M. Bergman. (Incorporated by
reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November
29, 2022.)**
10.27
Letter Agreement dated November 11, 2021 between Henry Schein, Inc. and Brad
Connett.**+
10.28
Agreement dated November 11, 2021 between Henry Schein, Inc. and Brad
Connett.**+
10.29
Special Incentive Plan dated May 24, 2021 between Henry Schein, Inc. and Brad
Connett.**#+
10.30
Form of Amended and Restated Change in Control Agreement dated December 12,
2008 between us and certain executive officers who are a party thereto (James
Breslawski, Michael S. Ettinger, Mark Mlotek and Steven Paladino, respectively).
(Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for
the fiscal year ended December 27, 2008 filed on February 24, 2009.)**
10.31
Form of Amendment to Amended and Restated Change in Control Agreement
effective January 1, 2012 between us and certain executive officers who are a party thereto (James Breslawski, Michael S. Ettinger, Mark Mlotek and Steven Paladino,
respectively). (Incorporated by reference to Exhibit 10.1 to our Current Report on
Form 8-K filed on January 20, 2012.)**
10.32
Form of Change in Control Agreement between us and certain executive officers who are a party thereto (Walter Siegel). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed on May 7, 2019.)
**
10.33
Henry Schein, Inc. Executive Change in Control Plan, effective as of May 2, 2022 between us and certain executive officers who are a party thereto (Ronald N. South,
Brad Connett, David Brous, and Lorelei McGlynn). (Incorporated by reference to
Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended
March 26, 2022 filed on May 3, 2022.)**
10.34
Form of Indemnification Agreement between us and certain directors and executive officers who are a party thereto (Mohamed Ali, Deborah Derby, Joseph L. Herring,
Kurt P. Kuehn, Philip A. Laskawy, Anne H. Margulies, Steven Paladino, Carol
Raphael, Scott P. Serota, Bradley T. Sheares, Ph.D., Reed V. Tuckson, M.D.,
FACP, Stanley M. Bergman, James P. Breslawski, David Brous, Brad Connett,
Michael S. Ettinger, Lorelei McGlynn, Mark E. Mlotek, Walter Siegel and Ronald
N. South, respectively). (Incorporated by reference to Exhibit 10.1 to our Quarterly
Report on Form 10-Q for the fiscal quarter ended September 26, 2015 filed on
November 4, 2015.)**

10.35
Amended and Restated Revolving Credit Agreement, dated as of August 20, 2021, among us, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to our Current
Report on Form 8-K filed on August 23, 2021.)
10.36
Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo -Mitsubishi UFJ, Ltd., as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19,
2013.)
10.37
Amendment No. 1 dated as of September 22, 2014 to the Receivables Purchase
Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo -Mitsubishi UFJ, LTD., New York Branch, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September
26, 2014.)
10.38
Amendment No. 2 dated as of April 17, 2015 to Receivables Purchase Agreement,
dated as of April 17, 2013, by and among us, as performance guarantor, HSFR,
Inc., as seller, The Bank of Tokyo -Mitsubishi UFJ, Ltd., New York Branch, as
agent and the various purchaser groups party thereto. (Incorporated by reference to
Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended
June 25, 2016 filed on August 4, 2016.)
10.39
Amendment No. 3 dated as of June 1, 2016 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as performance guarantor, HSFR,
Inc., as seller, The Bank of Tokyo -Mitsubishi UFJ, Ltd., New York Branch, as
agent and the various purchaser groups party thereto. (Incorporated by reference to
Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended
June 25, 2016 filed on August 4, 2016.)
10.40
Amendment No. 4 dated as of July 6, 2017 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as performance guarantor, HSFR,
Inc., as seller, The Bank of Tokyo -Mitsubishi UFJ, Ltd., New York Branch, as
agent and the various purchaser groups party thereto. (Incorporated by reference to
Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended
September 30, 2017 filed on November 6, 2017.)
10.41
Amendment No. 5 dated as of May 13, 2019 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as performance guarantor, HSFR,
Inc., as seller, The Bank of Tokyo -Mitsubishi UFJ, Ltd., New York Branch, as
agent and the various purchaser groups party thereto. (Incorporated by reference to
Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended
June 29, 2019 filed on August 6, 2019.)

10.42
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
10.45
Amendment No. 8 dated as of December 15, 2022 to Receivables Purchase
Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto.*+
10.46
Omnibus Amendment No. 1, dated July 22, 2013, to Receivables Purchase
Agreement dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo -Mitsubishi UFJ, Ltd., as agent, and the various purchaser groups from time to time party thereto and Receivables Sales Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer. (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed on August 6, 2013.)
10.47
Omnibus Amendment No. 2, dated April 21, 2014, to Receivables Purchase
Agreement dated as of April 17, 2013, as amended, by and among us, as servicer,
HSFR, Inc., as seller, The Bank of Tokyo -Mitsubishi UFJ, Ltd., as agent, and the various purchaser groups from time to time party thereto and Receivables Sales
Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-
owned subsidiaries and HSFR, Inc., as buyer. (Incorporated by reference to Exhibit
10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29,
2014 filed on May 6, 2014.)
10.48
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL
(included within Exhibit 101 attachments).+
_________
+

Filed or furnished herewith.
* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
**

Indicates management contract or compensatory plan or agreement.
# Certain identified information has been excluded from the exhibit because it is both not material and is the type that the registrant treats as private or confidential.
ITEM 16.

Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the Registrant has duly
caused this report to be signed on its behalf by the undersigned,

thereunto duly authorized.

Henry Schein, Inc.
By: /s/ STANLEY M. BERGMAN
Stanley M. Bergman
Chairman and Chief Executive Officer
February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the
following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature Capacity Date
/s/ STANLEY M. BERGMAN Chairman, Chief Executive Officer February 21, 2023
Stanley M. Bergman and Director (principal executive officer)
/s/ RONALD N. SOUTH
Senior Vice President, Chief

Financial Officer
February 21, 2023
Ronald N. South

(principal financial and accounting officer)
/s/ JAMES P.

BRESLAWSKI
Vice Chairman, President

and Director
February 21, 2023
James P.

Breslawski
/s/ MARK E. MLOTEK Director February 21, 2023
Mark E. Mlotek
/s/ MOHAMAD ALI Director February 21, 2023
Mohamad Ali
/s/ DEBORAH DERBY Director February 21, 2023
Deborah Derby
/s/ JOSEPH L. HERRING Director February 21, 2023
Joseph L. Herring
/s/ KURT P.

KUEHN
Director February 21, 2023
Kurt P.

Kuehn
/s/ PHILIP A. LASKAWY Director February 21, 2023
Philip A. Laskawy
/s/ ANNE H. MARGULIES Director February 21, 2023
Anne H. Margulies
/s/ STEVEN PALADINO Director February 21, 2023
Steven Paladino
/s/ CAROL RAPHAEL Director February 21, 2023
Carol Raphael
/s/ SCOTT SEROTA Director February 21, 2023
Scott Serota
/s/ BRADLEY T. SHEARES,

PH. D.
Director February 21, 2023
Bradley T.

Sheares, Ph. D.
/s/ REED V.

TUCKSON, M.D., FACP
Director February 21, 2023
Reed V.

Tuckson, M.D., FACP