Form 10-Q
period 2023-04-01
HENRY SCHEIN INC
filed 2023-05-09
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly

period ended
April 1, 2023
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
Yes
☐

No
☒
As of May 1, 2023, there were
131,003,202

shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of April 1, 2023 and December 31, 2022
3
Condensed Consolidated Statements of Income for the three months ended
April 1, 2023 and March 26, 2022
4
Condensed Consolidated Statements of Comprehensive Income for the
three months ended April 1, 2023 and March 26, 2022
5
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the three months ended April 1, 2023 and March 26, 2022
6
Condensed Consolidated Statements of Cash Flows for the
three months ended April 1, 2023 and March 26, 2022
7
Notes to Condensed Consolidated Financial Statements
8
Note 1 – Basis of Presentation
8
Note 2 – Critical Accounting Policies, Accounting Pronouncements Adopted
and Recently Issued Accounting Standards
9
Note 3 – Net Sales from Contracts with Customers
10
Note 4 – Segment Data
11
Note 5 – Business Acquisitions
12
Note 6 – Fair Value Measurements
14
Note 7 – Debt
16
Note 8 – Income Taxes
18
Note 9 – Plan of Restructuring
19
Note 10 – Legal Proceedings
20
Note 11 – Stock-Based Compensation
21
Note 12 – Redeemable Noncontrolling Interests
23
Note 13 – Comprehensive Income
23
Note 14 – Earnings Per Share
25
Note 15 – Supplemental Cash Flow Information
26
Note 16 – Related Party Transactions
26
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
27
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
39
ITEM 4.
Controls and Procedures
39
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
40
ITEM 1A.
Risk Factors
40
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
40
ITEM 6.
Exhibits
41
Signature
42

See accompanying notes.

PART

I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions,

except share data)
April 1, December 31,
2023 2022
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents

$
126
$
117
Accounts receivable, net of allowances for credit losses of $
65

and $
65
1,470
1,442
Inventories, net
1,918
1,963
Prepaid expenses and other

438
466
Total current assets

3,952
3,988
Property and equipment, net

396
383
Operating lease right-of-use assets
280
284
Goodwill

2,917
2,893
Other intangibles, net

548
587
Investments and other
479
472
Total assets

$
8,572
$
8,607
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable

$
855
$
1,004
Bank credit lines

236
103
Current maturities of long-term debt

55
6
Operating lease liabilities
73
73
Accrued expenses:
Payroll and related

231
314
Taxes

156
132
Other

566
592
Total current liabilities

2,172
2,224
Long-term debt

1,021
1,040
Deferred income taxes

40
36
Operating lease liabilities
274
275
Other liabilities

368
361
Total liabilities

3,875
3,936
Redeemable noncontrolling interests

570
576
Commitments and contingencies

(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
131,196,783

outstanding on April 01, 2023 and
131,792,817

outstanding on December 31, 2022
1
1
Additional paid-in capital
-
-
Retained earnings

3,684
3,678
Accumulated other comprehensive loss

(213)
(233)
Total Henry Schein, Inc. stockholders' equity
3,472
3,446
Noncontrolling interests
655
649
Total stockholders' equity

4,127
4,095
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
8,572
$
8,607

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME
(in millions,

except share and per share data)
(unaudited)
Three Months Ended
April 1, March 26,
2023 2022
Net sales

$
3,060
$
3,179
Cost of sales

2,094
2,206
Gross profit

966
973
Operating expenses:

Selling, general and administrative

717
682
Depreciation and amortization
44
47
Restructuring costs

30
-
Operating income

175
244
Other income (expense):

Interest income

3
2
Interest expense

(14)
(7)
Other, net

(1)
-
Income before taxes, equity in earnings of affiliates and noncontrolling interests
163
239
Income taxes

(39)
(57)
Equity in earnings of affiliates

4
4
Net income

128
186
Less: Net income attributable to noncontrolling interests

(7)
(5)
Net income attributable to Henry Schein, Inc.

$
121
$
181
Earnings per share attributable to Henry Schein, Inc.:

Basic

$
0.92
$
1.31
Diluted

$
0.91
$
1.30
Weighted-average common

shares outstanding:

Basic

131,365,789
137,296,581
Diluted

133,039,886
139,237,472

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(in millions)

(unaudited)
Three Months Ended
April 1, March 26,
2023 2022
Net income

$
128
$
186
Other comprehensive income, net of tax:
Foreign currency translation gain
25
3
Unrealized gain (loss) from foreign currency hedging activities

(3)
1
Other comprehensive income, net of tax

22
4
Comprehensive income

150
190
Less: Comprehensive income attributable to noncontrolling interests:

Net income

(7)
(5)
Foreign currency translation gain
(2)
(1)
Comprehensive income attributable to noncontrolling interests

(9)
(6)
Comprehensive income attributable to Henry Schein, Inc.

$
141
$
184

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN

STOCKHOLDERS’ EQUITY
(in millions, except share data)
(unaudited)
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 31, 2022
131,792,817
$
1
$
-
$
3,678
$
(233)
$
649
$
4,095
Net income (excluding $
4

attributable to redeemable
noncontrolling interests) -
-
-
121
-
3
124
Foreign currency translation gain (excluding gain of $
2
attributable to redeemable noncontrolling interests) -
-
-
-
23
-
23
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $
1
-
-
-
-
(3)
-
(3)
Change in fair value of redeemable securities -
-
3
-
-
-
3
Initial noncontrolling interests and adjustments related to
business acquisitions -
-
-
-
-
3
3
Repurchases and retirement of common stock
(1,223,919)
-
(13)
(87)
-
-
(100)
Stock-based compensation expense
1,016,300
-
10
-
-
-
10
Stock issued upon exercise of stock options
10,779
-
1
-
-
-
1
Shares withheld for payroll taxes
(399,194)
-
(29)
-
-
-
(29)
Transfer of charges in excess of

capital
-
-
28
(28)
-
-
-
Balance, April 1, 2023
131,196,783
$
1
$
-
$
3,684
$
(213)
$
655
$
4,127
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
$
632
$
4,224

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(in millions)
(unaudited)
Three Months Ended
April 1, March 26,
2023 2022
Cash flows from operating activities:
Net income

$
128
$
186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization

52
55
Non-cash restructuring charges
7
-
Stock-based compensation expense
10
12
Provision for losses on trade and other accounts receivable

1
1
Provision for (benefit from) deferred income taxes
2
(3)
Equity in earnings of affiliates
(4)
(4)
Distributions from equity affiliates

2
4
Changes in unrecognized tax benefits

1
4
Other

(1)
(7)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable

(20)
16
Inventories

63
(9)
Other current assets

29
26
Accounts payable and accrued expenses

(243)
(188)
Net cash provided by operating activities
27
93
Cash flows from investing activities:
Purchases of fixed assets

(31)
(19)
Payments related to equity investments and business acquisitions, net of cash acquired

(1)
(5)
Proceeds from loan to affiliate
2
4
Other

(9)
(7)
Net cash used in investing activities

(39)
(27)
Cash flows from financing activities:
Net change in bank borrowings

132
30
Proceeds from issuance of long-term debt

31
-
Principal payments for long-term debt

(1)
(53)
Proceeds from issuance of stock upon exercise of stock options

1
2
Payments for repurchases and retirement of common stock

(100)
-
Payments for taxes related to shares withheld for employee taxes
(30)
(26)
Distributions to noncontrolling shareholders
(4)
(5)
Acquisitions of noncontrolling interests in subsidiaries

(8)
(10)
Net cash provided by (used in) financing activities
21
(62)
Effect of exchange rate changes on cash and cash equivalents
-
4
Net change in cash and cash equivalents
9
8
Cash and cash equivalents, beginning of period

117
118
Cash and cash equivalents, end of period

$
126
$
126

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

period presentation.

These reclassifications, individually and in the aggregate, did not
have a material impact on our condensed consolidated financial condition,

results of operations or cash flows.
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
The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited
consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report
on Form 10-K for the year ended December 31, 2022 and with the information contained in our other publicly-
available filings with the Securities and Exchange Commission.

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

The results of
operations for the three months ended April 1, 2023 are not necessarily indicative of the results to be expected for
any other interim period or for the year ending December 30, 2023.
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

At
April 1, 2023 and December 31, 2022, certain trade accounts receivable that can only be used to settle obligations
of this VIE were $
555

million and $
327

million, respectively, and the liabilities of this VIE where the creditors have recourse to us were $
420

million and $
255

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
assumptions.

There is an ongoing risk that the consequences of the COVID-19 pandemic may again have a
material adverse effect on our business, results of operations and cash flows and may result in a material adverse
effect on our financial condition and liquidity.

However, the extent of the potential impact cannot be reasonably estimated at this time
.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
9
Note 2 – Critical Accounting Policies, Accounting Pronouncements Adopted

and Recently Issued Accounting
Standards
Critical Accounting Policies

There have been no material changes in our critical accounting policies during the three months ended April 1,
2023, as compared to the critical accounting policies described in Item

7 of our Annual Report on Form 10-K for
the year ended December 31, 2022.
Recently Issued Accounting Standards
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) No. 2022-04, “Liabilities – Supplier Finance Programs (Subtopic

405-50): Disclosure of Supplier Finance
Program Obligations,” which will increase transparency of supplier finance programs by requiring entities that use
such programs in connection with the purchase of goods and services to disclose certain qualitative and quantitative
information about such programs.

ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for amended roll forward information, which is effective
for fiscal years beginning after December 15, 2023.

We do not expect that the requirements of this guidance will have a material impact on our condensed consolidated financial statements.
In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the
Sunset Date of Topic 848,” which extends the period of application of temporary optional expedients from
December 21, 2022 to December 31, 2024.

We do not expect that the requirements of this guidance will have a material impact on our condensed consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
10
Note 3 – Net Sales from Contracts with Customers
Net sales are recognized in accordance with policies disclosed in Item

8 of our Annual Report on Form 10-K for
the year ended December 31, 2022.
Disaggregation of Net Sales
The following table disaggregates our net sales by reportable segment and geographic area:
Three Months Ended

April 1, 2023
North America International Global
Net sales:
Health care distribution
Dental

$
1,144
$
754
$
1,898
Medical

951
20
971
Total health care distribution
2,095
774
2,869
Technology

and value-added services
166
25
191
Total net sales

$
2,261
$
799
$
3,060
Three Months Ended

March 26, 2022
North America International Global
Net sales:
Health care distribution
Dental

$
1,105
$
723
$
1,828
Medical

1,150
22
1,172
Total health care distribution
2,255
745
3,000
Technology

and value-added services
156
23
179
Total net sales

$
2,411
$
768
$
3,179
Deferred Revenue
During the three months ended April 1, 2023, we recognized in net sales

$
35

million of the amounts that were
previously deferred at December 31, 2022.

At December 31, 2022, the current portion of contract liabilities of $
86
million was reported in accrued expenses: other, and $
8

million related to non-current contract liabilities was
reported in other liabilities.

At April 1, 2023, the current and non-current portion of contract liabilities were

$
85
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
Three Months Ended
April 1, March 26,
2023 2022
Net Sales:
Health care distribution (1)
Dental

$
1,898
$
1,828
Medical

971
1,172
Total health care distribution
2,869
3,000
Technology

and value-added services
(2)
191
179
Total

$
3,060
$
3,179
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
Three Months Ended
April 1, March 26,
2023 2022
Operating Income:
Health care distribution

$
145
$
211
Technology

and value-added services

30
33
Total $
175
$
244

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
12
Note 5

–
Business Acquisitions
In connection with our business acquisitions, the major classes of assets and liabilities to which we generally
allocate acquisition consideration to, excluding goodwill, include identifiable intangible assets (i.e., customer
relationships and lists, trademarks and trade names, product development and non-compete agreements), inventory
and accounts receivable.

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

At the end of the measurement period or final determination of the values of such assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are
recognized in our condensed consolidated statements of operations.
The accounting for certain of our acquisitions during the year ended December

31, 2022 had not been completed in
several areas, including but not limited to pending assessments of intangible assets, and contingent consideration
assets and liabilities.

For the three months ended April 1, 2023 and March 26, 2022,

there were no material
adjustments recorded in our condensed consolidated statements of income relating to changes in estimated values of
assets acquired, liabilities assumed and contingent consideration assets and liabilities.
2023 Acquisitions
During the three months ended April 1, 2023, we acquired the majority of a company within the health care
distribution segment.

The impact of this acquisition was not considered material to our condensed consolidated
financial statements.
The following table aggregates

the estimated fair value, as of the date of acquisition, of consideration paid and net
assets acquired for the acquisition during the three months ended April

1, 2023.

2023
Acquisition consideration:
Cash $
8
Deferred consideration
1
Noncontrolling interests
2
Total consideration $
11
Intangible assets $
2
Total identifiable

net assets
2
Goodwill
9
Total net assets acquired $
11
The acquired goodwill is deductible for tax purposes.
During the three months ended April 1, 2023 the identifiable intangible assets acquired consisted of customer
relationships and lists of $
1

million and trademarks and tradenames of $
1

million.

The estimated useful lives of
these intangible assets are
2 years

and
5 years
, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
13
Acquisition Costs
During the three months ended April 1, 2023 and March 26, 2022 we incurred $
7

million and $
1

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

Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
classified as Level 3 within the fair value hierarchy, and as of April 1, 2023 and December 31, 2022 was estimated at $
1,312

million and $
1,149

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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
15
Total

Return Swaps
The fair value for the total return swap is measured by valuing the underlying exchange traded funds of the swap
using market-on-close pricing by industry providers as of the valuation date and are classified within Level 2 of the
fair value hierarchy.
Redeemable noncontrolling interests
The values for redeemable noncontrolling interests are classified within Level

3 of the fair value hierarchy and are
based on recent transactions and/or implied multiples of earnings.

See
Note 12 – Redeemable Noncontrolling
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

April 1, 2023 and December 31, 2022:
April 1, 2023
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
19
$
-
$
19
Derivative contracts undesignated
-
3
-
3
Total return

swaps
-
1
-
1
Total assets

$
-
$
23
$
-
$
23
Liabilities:
Derivative contracts designated as hedges $
-
$
1
$
-
$
1
Derivative contracts undesignated
-
2
-
2
Total liabilities

$
-
$
3
$
-
$
3
Redeemable noncontrolling interests

$
-
$
-
$
570
$
570
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
16
Note 7 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:
April 1, December 31,
2023 2022
Revolving credit agreement $
-
$
-
Other short-term bank credit lines
236
103
Total

$
236
$
103
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

As of April 1, 2023 and December 31, 2022, we had
no

borrowings under this
revolving credit facility, and there were $
9

million and $
9

million of letters of credit, respectively, provided to third parties under the credit facility.
Other Short-Term Bank Credit

Lines
As of April 1, 2023 and December 31, 2022, we had various other short-term bank credit lines available, with a
maximum borrowing capacity of $
404

million and $
402

million, respectively.

As of April 1, 2023 and December
31, 2022, $
236

million and $
103

million, respectively, were outstanding.

At April 1, 2023 and December 31, 2022,
borrowings under all of these credit lines had a weighted average interest rate of
7.55
% and
10.11
%, respectively.
Long-term debt
Long-term debt consisted of the following:
April 1, December 31,
2023 2022
Private placement facilities

$
699
$
699
U.S. trade accounts receivable securitization
360
330
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from
0.00
% to
3.65
% at April 1, 2023 and

ranging from
0.00
% to
3.50
% at December 31, 2022
8
7
Finance lease obligations
9
10
Total

1,076
1,046
Less current maturities

(55)
(6)
Total long-term debt

$
1,021
$
1,040

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
17
Private Placement Facilities
Our private placement facilities include
four

insurance companies, have a total facility amount of $
1.5

billion, and
are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from
time to time through
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
2.99
%, as of April 1, 2023 are presented in the following table:
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

to
three years
.

This facility agreement has a
purchase limit of $
450

million with
two

banks as agents, expires on
December 15, 2025
.
As of April 1, 2023 and December 31, 2022, the borrowings outstanding under this securitization facility were $
360
million and $
330

million, respectively.

At April 1, 2023, the interest rate on borrowings under this facility was
based on the asset-backed commercial paper rate of
4.99
% plus
0.75
%, for a combined rate of
5.74
%.

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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
18
Note 8 – Income Taxes
For the three months ended April 1, 2023 our effective tax rate was
23.8
% compared to
24.0
% for the prior year
period.

The difference between our effective tax rate and the federal statutory tax rate primarily relates to state and
foreign income taxes and interest expense as well as stock-based compensation.
The total amount of unrecognized tax benefits, which are included in

“other liabilities” within our condensed
consolidated balance sheets, as of April 1, 2023 and December 31, 2022 was $
95

million and $
94

million,
respectively, of which $
80

million and $
80

million, respectively, would affect the effective tax rate if recognized.

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

The
amount of tax interest expense was $
1

million for the three months ended April 1, 2023 and $
1

million for the three
months ended March 26, 2022.

The total amount of accrued interest is included in “other

liabilities,” and was $
13
million as of April 1, 2023 and $
12

million as of December 31, 2022.

The amount of penalties accrued for during
the periods presented were not material to our condensed consolidated financial statements
.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
19
Note 9 – Plan of Restructuring
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
During the three months ended April 1, 2023, we recorded restructuring costs of

$
30

million primarily related to
severance and employee-related costs, accelerated amortization of right-of-use lease assets and fixed assets, and
other lease exit costs.

This amount also includes $
1

million related to the disposal of an unprofitable U.S. business, initiated during 2022 and completed during the three months ended April

1, 2023.
Restructuring costs recorded for the three months ended April 1, 2023 consisted of the following (there were
no
restructuring costs for the three months ended March 26, 2022):
Three Months Ended April 1, 2023
Health-Care
Distribution
Technology

and
Value-Added
Services Total
Severance and employee-related costs $
17
$
3
$
20
Accelerated depreciation and amortization
7
-
7
Exit and other related costs
1
1
2
Loss on disposal of a business
1
-
1
Total restructuring

costs
$
26
$
4
$
30
The following table summarizes,

by reportable segment, the activity related to the liabilities associated with our
restructuring initiatives

for the period ended April 1, 2023.

The remaining accrued balance of restructuring costs as
of April 1, 2023 is included in accrued expenses: other within our condensed consolidated balance sheet.
Technology

and
Health Care Value-Added
Distribution Services Total
Balance, December 31, 2022

$
21
$
3
$
24
Restructuring costs
26
4
30
Non-cash asset impairment and accelerated
depreciation and amortization of right-of-use lease
assets and other long-lived assets
(7)
-
(7)
Cash payments and other adjustments

(14)
(3)
(17)
Balance, April 1, 2023

$
26
$
4
$
30

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
20
Note 10 – Legal Proceedings
Henry Schein, Inc. has been named as a defendant in multiple opioid related lawsuits (currently less than one-
hundred and seventy-five (
175
); one or more of Henry Schein, Inc.’s subsidiaries is also named as a defendant in a number of those cases).

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

of
thirty-eight

plaintiffs set for a jury trial on July 24, 2023; and the
action filed by Florida Health Sciences Center, Inc. (and
38

other hospitals located throughout the State of Florida)
in Florida state court, which is currently scheduled for a jury trial in May 2025.

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
As of April 1, 2023, we had accrued our best estimate of potential losses relating to claims that were probable to
result in liability and for which we were able to reasonably estimate a loss.

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
Note 11 – Stock-Based Compensation
Stock-based awards are provided to certain employees under the terms of our 2020 Stock Incentive Plan and to
non-employee directors under the terms of our 2015 Non-Employee Director

Stock Incentive Plan (together, the
“Plans”).

The Plans are administered by the Compensation Committee of the Board of Directors (the
“Compensation Committee”).

Historically, equity-based awards to our employees have been granted solely in the form of time-based and performance-based restricted stock units (“RSUs”)

with the exception of our 2021 plan year
in which non-qualified stock options were issued in place of performance-based

RSUs.

In 2022, we granted time-
based and performance-based RSUs, as well as non-qualified stock options.

For our 2023 plan year, we returned to
granting our employees equity-based awards solely in the form of time-based and performance-based RSUs.

Our
non-employee directors receive equity-based awards solely in the form of time-based RSUs.
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
-year cliff vesting.

RSUs granted to our non-employee directors primarily are granted with
12 -month
cliff vesting.

For these RSUs, we recognize the cost as compensation expense on a straight-line basis.
With respect to time-based RSUs, we estimate the fair value based on our closing stock price on the date of grant.

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

With respect to the performance-based RSUs granted under our 2020 Stock Incentive Plan, such performance measurement adjustments relate to significant events, including,

without limitation, acquisitions,
divestitures, new business ventures, certain capital transactions (including share repurchases), differences in
budgeted average outstanding shares (other than those resulting from capital transactions referred to above),
restructuring costs, if any, certain litigation settlements or payments, if any, changes in accounting principles or in applicable laws or regulations, changes in income tax rates in certain markets, foreign exchange fluctuations, the
financial impact either positive or negative, of the difference in projected earnings generated by COVID-19 test kits
(solely with respect to performance-based RSUs granted in the 2022 and

2023 plan years) and impairment charges
(solely with respect to performance-based RSUs granted in the 2023 plan year), and unforeseen events or
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

Stock options were granted at an exercise price equal to our closing stock price on the
date of grant.

Stock options issued in 2021 and 2022 vest
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

During the three months
ended April 1, 2023 we did
no
t grant any stock options.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
22
Our accompanying condensed consolidated statements of income reflect pre-tax share-based compensation expense
of $
10

million ($
7

million after-tax) and $
12

million ($
9

million after-tax) for the three months ended April 1, 2023
and March 26, 2022, respectively.
Total unrecognized compensation cost related to unvested awards as of April 1, 2023 was $
119

million, which is
expected to be recognized over a weighted average period of approximately
2.7

years.
Our accompanying condensed consolidated statements of cash flows present our stock-based compensation expense
as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.

In
the accompanying consolidated statements of cash flows, there were no benefits associated with tax deductions in
excess of recognized compensation as a cash inflow from financing activities for the three months ended April 1,
2023 and March 26, 2022, respectively.
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
The following table summarizes the stock option activity during the three months ended April 1, 2023:
Stock Options
Weighted Average Weighted Average Aggregate
Exercise
Remaining Contractual

Intrinsic
Shares Price Life (in years)

Value
Outstanding at beginning of period

1,117,574
$
71.38

Granted

-
-

Exercised

(10,897)
62.71

Forfeited

(5,911)
77.31

Outstanding at end of period

1,100,766
$
71.44

8.3

$
13
Options exercisable at end of period

572,132
$
68.11

Weighted Average Weighted Average Aggregate
Number of Exercise Remaining Contractual Intrinsic
Options Price Life (in years) Value
Vested

or expected to vest
520,781
$
75.22
8.5
$
4
The following tables summarize the activity of our unvested RSUs for the three months ended April 1, 2023:
Time-Based Restricted Stock Units Performance-Based Restricted Stock Units
Weighted Average

Weighted Average

Grant Date Fair Intrinsic Value Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share Shares/Units Value Per Share Per Share
Outstanding at beginning of period

1,756,044
$
66.59
520,916
$
60.23
Granted

395,750
77.75
465,260
79.66
Vested

(387,302)
61.13
(627,596)
60.66
Forfeited

(34,843)
68.16
(39,463)
74.48
Outstanding at end of period

1,729,649
$
70.38
$
81.54
319,117
$
68.96
$
81.54

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
23
Note 12 – Redeemable Noncontrolling Interests
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

The components of the change in the redeemable noncontrolling interests for the three months ended April 1, 2023 and the year ended December

31, 2022 are presented in the
following table:

April 1, December 31,
2023 2022
Balance, beginning of period

$
576
$
613
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(8)
(31)
Increase in redeemable noncontrolling interests due to business acquisitions
3
4
Net income attributable to redeemable noncontrolling interests

4
21
Dividends declared

(4)
(21)
Effect of foreign currency translation gain (loss) attributable to redeemable noncontrolling interests

2
(6)
Change in fair value of redeemable securities

(3)
(4)
Balance, end of period

$
570
$
576
Note 13 – Comprehensive Income
Comprehensive income includes certain gains and losses that, under U.S.

GAAP,

are excluded from net income as
such amounts are recorded directly as an adjustment to stockholders’

equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:
April 1, December 31,
2023 2022
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment

$
(35)
$
(37)
Attributable to noncontrolling interests:
Foreign currency translation adjustment

$
(1)
$
(1)
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(213)
$
(236)
Unrealized gain from foreign currency hedging activities

2
5
Pension adjustment loss

(2)
(2)
Accumulated other comprehensive loss

$
(213)
$
(233)
Total Accumulated

other comprehensive loss

$
(249)
$
(271)

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
24
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:
Three Months Ended
April 1, March 26,
2023 2022
Net income

$
128
$
186
Foreign currency translation gain

25
3
Tax effect

-
-
Foreign currency translation gain
25
3
Unrealized gain (loss) from foreign currency hedging activities

(4)
2
Tax effect

1
(1)
Unrealized gain (loss) from foreign currency hedging activities

(3)
1
Comprehensive income

$
150
$
190
Our financial statements are denominated in the U.S. Dollar currency.

Fluctuations in the value of foreign
currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The
foreign currency translation gain during the three months ended April 1,

2023 and three months ended March 26,
2022 was primarily due to changes in foreign currency exchange rates of the Euro, British Pound, Australian
Dollar, Brazilian Real, New Zealand Dollar and Canadian Dollar.

The following table summarizes our total comprehensive income, net of applicable taxes as follows:
Three Months Ended
April 1, March 26,
2023 2022
Comprehensive income attributable to
Henry Schein, Inc.

$
141
$
184
Comprehensive income attributable to
noncontrolling interests

3
1
Comprehensive income attributable to
Redeemable noncontrolling interests

6
5
Comprehensive income

$
150
$
190

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
Three Months Ended
April 1, March 26,
2023 2022
Basic

131,365,789
137,296,581
Effect of dilutive securities:
Stock options and restricted stock units

1,674,097
1,940,891
Diluted

133,039,886
139,237,472
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:
Three Months Ended
April 1, March 26,
2023 2022
Stock options
422,190
76,597
Restricted stock units
18,305
70,923
Total anti-dilutive

securities excluded from EPS computation
440,495
147,520

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
26
Note 15 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Three Months Ended
April 1, March 26,
2023 2022
Interest $
13
$
8
Income taxes
21
21
During the three months ended April 1, 2023 and March 26, 2022, we had $
(4)

million and $
2

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

During the three
months ended April 1, 2023 and March 26, 2022, we recorded $
8

million and $
9

million, respectively, in
connection with costs related to this royalty agreement.

As of April 1, 2023 and December 31, 2022, Henry Schein
One, LLC had a net payable balance due to Internet Brands of $
12

million and $
8

million, respectively, comprised
of amounts related to results of operations and the royalty agreement.

The components of this payable are recorded
within accrued expenses: other, within our condensed consolidated balance sheets.
During our normal course of business, we have interests in entities that we account for under the equity accounting
method.

During the three months ended April 1, 2023 and March 26, 2022,

we recorded net sales of $
8

million and
$
12

million, respectively, to such entities.

During the three months ended April 1, 2023 and March 26, 2022,

we
purchased $
2

million and $
4

million, respectively from such entities.

At April 1, 2023 and December 31, 2022, we
had an aggregate of $
34

million and $
36

million, respectively, due from our equity affiliates, and $
6

million and $
6
million, respectively, due to our equity affiliates.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

These
leases are classified as operating leases and have a remaining lease term ranging from less than
one year

to
9
years
.

As of April 1, 2023, current and non-current liabilities associated with related party operating leases were $
4
million and $
15

million, respectively.

Related party leases represented
6.1
% and
5.6
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

Forward looking statements include the overall impact of the Novel Coronavirus

Disease 2019 (COVID-19)
on us, our results of operations, liquidity and financial condition (including any estimates of the impact on these
items), the rate and consistency with which dental and other practices resume or maintain normal operations in the
United States and internationally, expectations regarding PPE products and COVID-19 related product sales and inventory levels, whether additional resurgences or variants of the virus will adversely impact the resumption of
normal operations, whether supply chain disruptions will adversely impact our business, the impact of integration
and restructuring programs as well as of any future acquisitions, general economic conditions including exchange
rates, inflation and recession, and more generally current expectations regarding performance in current and future
periods.

Forward looking statements also include the (i) our ability to have continued access to a variety of
COVID-19 test types and expectations regarding COVID-19

test sales, demand and inventory levels and (ii)
potential for us to distribute the COVID-19 vaccines and ancillary supplies.
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
Recent Developments
During the year ended December 31, 2022 we experienced a decrease in the sales of PPE and COVID-19 test kits.

During the three months ended April 1, 2023, we continued to experience a decrease in the sales of PPE and
COVID-19 test kits compared with the same period in the prior year and we expect further decreases in sales in
2023 compared to the prior year.
The impact from inflation, including manufacturer price increases excluding PPE products, was slightly more
pronounced in Europe than in North America.

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
assumptions.

There is an ongoing risk that the consequences of the COVID-19 pandemic may again have a
material adverse effect on our business, results of operations and cash flows and may result in a material adverse
effect on our financial condition and liquidity.

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
We are headquartered in Melville, New York,

employ more than 22,000 people (of which approximately 10,700 are
based outside of the United States) and have operations or affiliates in 32 countries and territories.

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
supply for our customers’ needs.
While our primary go-to-market strategy is in our capacity as a distributor, we also market and sell our own corporate brand portfolio of cost-effective, high-quality consumable merchandise products,

manufacture certain
dental specialty products in the areas of implants, orthodontics and endodontics,

and repackage/relabel prescription
drugs and/or devices.

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
According to the U.S. Census Bureau’s International Database, between 2023 and 2033, the 45 and older population is expected to grow by approximately 11%.

Between 2023 and 2043, this age group is expected to grow
by approximately 21%.

This compares with expected total U.S. population growth

rates of approximately 6%
between 2023 and 2033 and approximately 11% between 2023 and 2043.
According to the U.S. Census Bureau’s International Database, in 2023 there are approximately seven million
Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care
services.

By the year 2050, that number is projected to nearly triple to approximately

19 million.

The population
aged 65 to 84 years is projected to increase by approximately 23% during the same period.
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

Health care spending is projected to reach
approximately $6.8 trillion by 2030, or 19.6% of the nation’s projected gross domestic product.
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

Such suspension was terminated on September 30,
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
A more detailed discussion of governmental laws and regulations is included in Management’s Discussion &
Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the
fiscal year ended December 31, 2022, filed with the SEC on February 21, 2023.
Results of Operations
The following tables summarize the significant components of our operating results and cash flows for the three
months ended April 1, 2023 and March 26, 2022:
Three Months Ended
April 1, March 26,
2023 2022
Operating results:
Net sales

$ 3,060 $ 3,179
Cost of sales

2,094 2,206
Gross profit

966 973
Operating expenses:
Selling, general and administrative

717 682
Depreciation and amortization 44 47
Restructuring costs

30 -
Operating income $ 175 $ 244
Other expense, net

$ (12) $ (5)
Net income 128 186
Net income attributable to Henry Schein, Inc.

121 181
Three Months Ended
April 1, March 26,
2023 2022
Cash flows:

Net cash provided by operating activities $ 27 $ 93
Net cash used in investing activities (39) (27)
Net cash provided by (used in) financing activities 21 (62)

Plan of Restructuring
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
During the three months ended April 1, 2023, we recorded restructuring costs of

$30 million primarily related to
severance and employee-related costs, accelerated amortization of right-of-use lease assets and fixed assets, and
other lease exit costs.

This amount also includes $1 million related to the disposal of an unprofitable U.S. business,
initiated during 2022 and completed during the three months ended April

1, 2023.

Three Months Ended April 1, 2023 Compared to Three Months Ended March 26, 2022
Net Sales
Net sales were as follows:
April 1, % of March 26, % of Increase / (Decrease)
2023 Total 2022 Total $ %
Health care distribution (1)
Dental

$ 1,898 62.0% $ 1,828 57.5% $ 70 3.8%
Medical

971 31.8 1,172 36.9 (201) (17.2)

Total health care distribution

2,869 93.8 3,000 94.4 (131) (4.4)
Technology and value-added services (2) 191 6.2 179 5.6 12 6.8
Total

$ 3,060 100.0% $ 3,179 100.0% $ (119) (3.8) %
The components of our sales growth were as follows:
Total Local
Currency
Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Currency Growth
Local Internal
Growth
Acquisition
Growth
Health care distribution
(1)
Dental Merchandise 4.0% 2.5% 6.5% (2.4) % 4.1%
Dental Equipment 3.9 1.5 5.4 (2.6) 2.8
Total Dental 4.0 2.3 6.3 (2.5) 3.8
Medical (17.1) - (17.1) (0.1) (17.2)
Total Health Care Distribution (4.3) 1.4 (2.9) (1.5) (4.4)
Technology and value-added services
(2)
6.5 1.5 8.0 (1.2) 6.8
Total (3.7) % 1.4% (2.3) % (1.5) % (3.8) %
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
Global Sales
Global net sales for the three months ended April 1, 2023 decreased 3.8% based upon the components presented in
the table above.

Sales of PPE products and COVID-19 test kits for the three

months ended April 1, 2023 were
approximately $201 million, a decrease of approximately 58.8% versus the three months ended March 26, 2022.

Excluding PPE products and COVID-19 test kits, the increase in internally generated local currency sales was
6.3%.
Dental
Dental net sales for the three months ended April 1, 2023 increased 3.8%

based upon the components presented in
the table above.

Our sales growth in local currency for dental merchandise was primarily attributable to stable
patient traffic along with some price increases.

Our sales growth in local currency for dental equipment was
primarily attributable to growth in North America for traditional equipment,

partially offset by a decrease in digital
equipment.

International dental equipment sales growth in local currency was supported by a strong equipment
backlog.

Sales of PPE products for the three months ended April 1, 2023 were approximately $92 million, a
decrease of approximately 35.8% versus the three months ended March 26,

2022.

Excluding PPE products, the
increase in internally generated local currency dental sales was 7.4%.

Medical
Medical net sales for the three months ended April 1, 2023 decreased

17.2% based upon the components presented
in the table above.

The local currency decrease in medical sales is primarily attributable to lower sales of PPE
products and COVID-19 test kits, partially offset by strong medical equipment and pharmaceutical sales.

Sales of
PPE products and COVID-19 test kits were approximately $109 million for the three months ended April 1, 2023, a
decrease of approximately 68.4% compared to the three months ended March

26, 2022.

Excluding PPE products
and COVID-19 test kits, the increase in internally generated local currency medical sales was 4.2%.
Technology and value-added services
Technology and value-added services net sales for the three months ended April 1, 2023 increased 6.8% based upon the components presented in the table above.

During the three months ended April 1, 2023,

the trend for sales of
transactional software improved as we increased the number of cloud-based users, generating demand for our
revenue cycle management solutions which drive practice efficiency and patient engagement.

The increase in sales
during the quarter ended April 1, 2023 was partially offset by the expiration, during the third quarter of 2022, of a
modestly profitable government contract in one of our value-added services businesses.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
April 1, Gross March 26, Gross Increase / (Decrease)
2023 Margin % 2022 Margin % $ %
Health care distribution

$ 837 29.2% $ 857 28.6% $ (20) (2.3) %
Technology and value-added services 129 67.4 116 64.9 13 11.1
Total

$ 966 31.6 $ 973 30.6 $ (7) (0.7)
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

Health care distribution gross profit decreased primarily due to the decrease in net sales discussed above, partially
offset by $11 million of gross profit from acquisitions and gross margin expansion, mainly as a result of price increases and a favorable impact of sales mix of higher-margin products.
Technology and value-added services gross profit increased as a result of a higher gross profit from internally generated sales and gross profit of $3 million from acquisitions, as well as an increase in gross margin rates
primarily due to the impact of price increases.

Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring costs) by segment and in total were as follows:
% of % of
April 1, Respective March 26, Respective Increase
2023 Net Sales 2022 Net Sales $ %
Health care distribution

$ 692 24.1% $ 646 21.5% $ 46 7.2%
Technology and value-added services

99 51.6 83 46.4 16 18.7
Total

$ 791 25.8 $ 729 22.9 $ 62 8.5
The net increase in operating expenses is attributable to the following:
Restructuring Costs Operating Costs Acquisitions Total
Health care distribution

$ 26 $ 18 $ 2 $ 46
Technology and value-added services 4 4 8 16
Total

$ 30 $ 22 $ 10 $ 62
The restructuring costs are primarily related to severance and employee-related costs, accelerated amortization of
right-of-use lease assets and fixed assets, and other lease exit costs.

The increase in operating costs includes
increases in payroll and payroll related costs, travel and convention expenses and acquisition costs in both of our
reportable segments.

While the U.S. economy has recently experienced inflationary pressures and strengthening of
the U.S. dollar, their impacts have not been material to our results of operations.

Other Expense, Net
Other expense, net was as follows:
April 1, March 26, Variance
2023 2022 $ %
Interest income

$ 3 $ 2 $ 1 58.3%
Interest expense

(14) (7) (7) (97.8)
Other, net

(1) - (1) n/a
Other expense, net

$ (12) $ (5) $ (7) (119.0)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings and increased interest rates.
Income Taxes
For the three months ended April 1, 2023 our effective tax rate was 23.8% compared to 24.0% for the prior year
period.

The difference between our effective tax rate and the federal statutory tax rate primarily relates to state and
foreign income taxes and interest expense as well as stock-based compensation.

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
Net cash provided by operating activities was $27 million for the three months ended April 1, 2023, compared to
net cash provided by operating activities of $93 million for the prior year.

The net change of $66 million was
primarily due to a decrease in operating income and an unfavorable change in working capital, net of acquisitions.
Net cash used in investing activities was $39 million for the three months ended April 1, 2023, compared to $27
million for the prior year.

The net change of $12 million was primarily attributable to increased payments for
purchases of fixed assets.
Net cash provided by financing activities was $21 million for the three months ended April 1, 2023, compared to
net cash used in financing activities of $62 million for the prior year.

The net change of $83 million was primarily
due to increased net borrowings from debt, partially offset by increased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources:
April 1, December 31,
2023 2022
Cash and cash equivalents

$ 126 $ 117
Working

capital

(1)
1,780 1,764
Debt:
Bank credit lines

$ 236 $ 103
Current maturities of long-term debt

55 6
Long-term debt

1,021 1,040
Total debt

$ 1,312 $ 1,149
Leases:
Current operating lease liabilities $ 73 $ 73
Non-current operating lease liabilities 274 275
(1)

Includes $555 million and $327 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at April 1, 2023 and December 31, 2022, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations increased to 43.4 days as of April 1, 2023 from
41.6 days as of March 26, 2022.

During the three months ended April 1, 2023, we wrote

off approximately $3
million of fully reserved accounts receivable against our trade receivable reserve.

Our inventory turns from
operations decreased to 4.3 as of April 1, 2023 from 4.7 as of March 26, 2022.

Our working capital accounts may
be impacted by current and future economic conditions.
Leases
We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment.

Our leases have remaining terms of less than one year to

approximately 18 years, some of
which may include options to extend the leases for up to 15 years.

As of April 1, 2023, our right-of-use assets
related to operating leases were $280 million and our current and non-current operating lease liabilities were $73
million and $274 million, respectively.
Stock Repurchases
On February 8, 2023, our Board of Directors authorized the repurchase of up to an additional $400 million in shares
of our common stock.
From March 3, 2003 through April 1, 2023, we repurchased $4.6 billion,

or 88,404,588 shares, under our common
stock repurchase programs, with $415 million available as of April 1, 2023 for future common stock share
repurchases.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in Item
7 of our Annual Report on Form 10-K for the year ended December 31, 2022,

except accounting policies adopted
as of January 1, 2023, which are discussed in
Note 2-Critical Accounting Policies, Accounting Pronouncements
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
ITEM 3.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual
Report on Form 10-K for the year ended December 31, 2022.
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

2023, to ensure that all material
information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated
and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such
information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules
and forms.
Changes in Internal Control over Financial Reporting
The combination of continued acquisition integrations and systems implementation activity undertaken during the
quarter ended April 1, 2023 and carried over from prior quarters when considered in the aggregate, does not
represent a material change in our internal control over financial reporting.
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

PART

II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

For a discussion of Legal Proceedings, see
Note 10–Legal Proceedings

of the Notes to the Condensed Consolidated
Financial Statements included under Item 1.
ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in

Part 1, Item 1A, of our Annual Report on
Form 10-K for the year ended December 31, 2022.
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

Subsequent additional
increases totaling $4.9

billion, authorized by our Board of Directors, to the repurchase program provide for a total
of $5.0 billion (including $400 million authorized on February 8, 2023) of shares of our common stock to be
repurchased under this program.
As of April 1, 2023, we had repurchased approximately $4.6 billion of common stock (88,404,588 shares) under
these initiatives, with $415 million available for future common stock share repurchases.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended April 1, 2023.
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
1/1/2023 through 2/4/2023 460,536
$
81.74 460,536 5,502,001
2/5/2023 through 3/4/2023 457,763 84.11 457,763 5,562,090
3/5/2023 through 4/1/2023 305,620 78.03 305,620 5,089,528
1,223,919 1,223,919
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

ITEM 6.

EXHIBITS
3.1
Fourth Amended and Restated By-Laws of Henry Schein, Inc., effective March
23, 2023 (Incorporated by reference to Exhibit 3.1 to our Current report on
Form 8-K filed on March 24, 2023)
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended April 1, 2023, formatted in Inline XBRL (included within

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
Dated: May 9, 2023