Form 10-Q
period 2023-07-01
HENRY SCHEIN INC
filed 2023-08-07
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly

period ended
July 1, 2023
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
Yes
☐

No
☒

As of July 31, 2023, there were
130,584,592

shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
as of July 1, 2023 and December 31, 2022
3
Condensed Consolidated Statements of Income
for the three and six months ended
July 1, 2023 and June 25, 2022
4
Condensed Consolidated Statements of Comprehensive Income
for the
three and six months ended July 1, 2023 and June 25, 2022
5
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the three months ended
July 1, 2023 and June 25, 2022
6
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the six months ended
July 1, 2023 and June 25, 2022
7
Condensed Consolidated Statements of Cash Flows
for the six months ended
July 1, 2023 and June 25, 2022

8
Notes to Condensed Consolidated Financial Statements
9
Note 1 – Basis of Presentation
9
Note 2 – Critical Accounting Policies
and Recently Issued Accounting Standards
10
Note 3 – Net Sales from Contracts with Customers
11
Note 4 – Segment Data
12
Note 5 – Business Acquisitions
13
Note 6 – Fair Value Measurements
16
Note 7 – Debt
18
Note 8 – Income Taxes
21
Note 9 – Plan of Restructuring
22
Note 10 – Legal Proceedings
23
Note 11 – Stock-Based Compensation
24
Note 12 – Redeemable Noncontrolling Interests
26
Note 13 – Comprehensive Income
26
Note 14 – Earnings Per Share
28
Note 15 – Supplemental Cash Flow Information
28
Note 16 – Related Party Transactions
29
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
30
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
44
ITEM 4.
Controls and Procedures
45
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
46
ITEM 1A.
Risk Factors
46
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
46
ITEM 6.
Exhibits
47
Signature
48

See accompanying notes.

PART

I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions,

except share data)
July 1, December 31,
2023 2022
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents

$
137
$
117
Accounts receivable, net of allowance for credit losses of $
70

and $
65
1,468
1,442
Inventories, net
1,843
1,963
Prepaid expenses and other

463
466
Total current assets

3,911
3,988
Property and equipment, net

439
383
Operating lease right-of-use assets
290
284
Goodwill

3,335
2,893
Other intangibles, net

678
587
Investments and other
493
472
Total assets

$
9,146
$
8,607
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable

$
817
$
1,004
Bank credit lines

325
103
Current maturities of long-term debt

66
6
Operating lease liabilities
74
73
Accrued expenses:
Payroll and related

275
314
Taxes

129
132
Other

590
592
Total current liabilities

2,276
2,224
Long-term debt

1,133
1,040
Deferred income taxes

50
36
Operating lease liabilities
284
275
Other liabilities

397
361
Total liabilities

4,140
3,936
Redeemable noncontrolling interests

820
576
Commitments and contingencies

(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
130,576,806

outstanding on July 1, 2023 and
131,792,817

outstanding on December 31, 2022
1
1
Additional paid-in capital
-
-
Retained earnings

3,769
3,678
Accumulated other comprehensive loss

(210)
(233)
Total Henry Schein, Inc. stockholders' equity
3,560
3,446
Noncontrolling interests
626
649
Total stockholders' equity

4,186
4,095
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
9,146
$
8,607

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME
(in millions,

except share and per share data)
(unaudited)
Three Months Ended Six Months Ended
July 1, June 25, July 1, June 25,
2023 2022 2023 2022
Net sales

$
3,100
$
3,030
$
6,160
$
6,209
Cost of sales

2,125
2,085
4,219
4,291
Gross profit

975
945
1,941
1,918
Operating expenses:

Selling, general and administrative

707
680
1,424
1,362
Depreciation and amortization
49
45
93
92
Restructuring costs

18
-
48
-
Operating income

201
220
376
464
Other income (expense):

Interest income

3
2
6
4
Interest expense

(19)
(8)
(33)
(15)
Other, net

1
-
-
-
Income before taxes, equity in earnings of affiliates and
noncontrolling interests
186
214
349
453
Income taxes

(41)
(52)
(80)
(109)
Equity in earnings of affiliates

3
5
7
9
Net income

148
167
276
353
Less: Net income attributable to noncontrolling interests

(8)
(7)
(15)
(12)
Net income attributable to Henry Schein, Inc.

$
140
$
160
$
261
$
341
Earnings per share attributable to Henry Schein, Inc.:

Basic

$
1.07
$
1.17
$
1.99
$
2.49
Diluted

$
1.06
$
1.16
$
1.97
$
2.46
Weighted-average common

shares outstanding:

Basic

130,905,899
137,350,488
131,136,450
137,323,076
Diluted

131,873,174
138,869,064
132,465,749
139,055,205

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(in millions)

(unaudited)
Three Months Ended Six Months Ended
July 1, June 25, July 1, June 25,
2023 2022 2023 2022
Net income $
148
$
167
$
276
$
353
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)
3
(90)
28
(87)
Unrealized gain (loss) from foreign currency hedging
activities

(1)
8
(4)
9
Other comprehensive income (loss), net of tax
2
(82)
24
(78)
Comprehensive income

150
85
300
275
Less: Comprehensive income attributable to noncontrolling

interests:

Net income
(8)
(7)
(15)
(12)
Foreign currency translation loss (gain)
1
9
(1)
8
Comprehensive (income) loss attributable to noncontrolling
interests

(7)
2
(16)
(4)
Comprehensive income attributable to Henry Schein, Inc.

$
143
$
87
$
284
$
271

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN

STOCKHOLDERS’ EQUITY
(in millions, except share data)
(unaudited)
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, April 1, 2023
131,196,783
$
1
$
-
$
3,684
$
(213)
$
655
$
4,127
Net income (excluding $
5

attributable to redeemable
noncontrolling interests) - - -
140
-
3
143
Foreign currency translation gain (excluding loss of $
1
attributable to redeemable noncontrolling interests) - - - -
4
-
4
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $
1
- - - -
(1)
-
(1)
Dividends declared - - - - -
(27)
(27)
Change in fair value of redeemable noncontrolling interests - -
(17)
- - -
(17)
Initial noncontrolling interests and adjustments related to
business acquisitions - -
1
- -
(5)
(4)
Repurchases and retirement of common stock
(638,095)
-
(7)
(44)
- -
(51)
Stock-based compensation expense
20,598
-
14
- - -
14
Stock issued upon exercise of stock options
5,081
- - - - - -
Shares withheld for payroll taxes
(6,671)
-
(3)
- - -
(3)
Settlement of stock-based compensation awards
(890)
-
1
- - -
1
Transfer of charges in excess of

capital
- -
11
(11)
- - -
Balance, July 1, 2023
130,576,806
$
1
$
-
$
3,769
$
(210)
$
626
$
4,186
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
2
- - - -
8
-
8
Change in fair value of redeemable noncontrolling interests - -
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
261
-
6
267
Foreign currency translation gain (excluding gain of $
1
attributable to redeemable noncontrolling interests) - - - -
27
-
27
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $
2
- - - -
(4)
-
(4)
Dividends declared - - - - -
(27)
(27)
Change in fair value of redeemable noncontrolling interests

- -
(14)
- - -
(14)
Initial noncontrolling interests and adjustments related to
business acquisitions - -
1
- -
(2)
(1)
Repurchases and retirement of common stock

(1,862,014)
-
(20)
(131)
- -
(151)
Stock-based compensation expense
1,036,898
-
24
- - -
24
Stock issued upon exercise of stock options

15,860
-
1
- - -
1
Shares withheld for payroll taxes

(405,865)
-
(32)
- - -
(32)
Settlement of stock-based compensation awards
(890)
-
1
- - -
1
Transfer of charges in excess of

capital
- -
39
(39)
- - -
Balance, July 1, 2023
130,576,806
$
1
$
-
$
3,769
$
(210)
$
626
$
4,186
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
(7)
(7)
Change in fair value of redeemable noncontrolling interests

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
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(in millions)
(unaudited)
Six Months Ended
July 1, June 25,
2023 2022
Cash flows from operating activities:
Net income

$
276
$
353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization

111
108
Non-cash restructuring charges
10
-
Stock-based compensation expense
24
27
Provision for losses on trade and other accounts receivable

2
-
Benefit from deferred income taxes
(3)
(15)
Equity in earnings of affiliates
(7)
(9)
Distributions from equity affiliates

9
10
Changes in unrecognized tax benefits

3
(1)
Other

(9)
(13)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable

18
21
Inventories

163
4
Other current assets

(1)
(37)
Accounts payable and accrued expenses

(295)
(198)
Net cash provided by operating activities
301
250
Cash flows from investing activities:
Purchases of fixed assets

(68)
(43)
Payments related to equity investments and business acquisitions, net of cash acquired

(251)
(7)
Proceeds from loan to affiliate
3
6
Other

(24)
(15)
Net cash used in investing activities

(340)
(59)
Cash flows from financing activities:
Net change in bank borrowings

218
30
Proceeds from issuance of long-term debt

408
-
Principal payments for long-term debt

(366)
(57)
Proceeds from issuance of stock upon exercise of stock options

1
2
Payments for repurchases and retirement of common stock

(150)
(110)
Payments for taxes related to shares withheld for employee taxes
(33)
(29)
Distributions to noncontrolling shareholders
(6)
(12)
Acquisitions of noncontrolling interests in subsidiaries

(13)
(19)
Net cash provided by (used in) financing activities
59
(195)
Effect of exchange rate changes on cash and cash equivalents
-
(6)
Net change in cash and cash equivalents
20
(10)
Cash and cash equivalents, beginning of period

117
118
Cash and cash equivalents, end of period

$
137
$
108

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
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

The results of
operations for the three and six months ended July 1, 2023 are not necessarily indicative of the results to be
expected for any other interim period or for the year ending December

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

At
July 1, 2023 and December 31, 2022, certain trade accounts receivable that can only be used to settle obligations of
this VIE were $
78

million and $
327

million, respectively, and the liabilities of this VIE where the creditors have recourse to us were $
60

million and $
255

million, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
10
Note 2 – Critical Accounting Policies and Recently Issued Accounting

Standards
Critical Accounting Policies

There have been no material changes in our critical accounting policies during the six months ended July 1, 2023,
as compared to the critical accounting policies described in Item 7 of our Annual

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

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
11
Note 3 – Net Sales from Contracts with Customers
Net sales are recognized in accordance with policies disclosed in Item

8 of our Annual Report on Form 10-K for
the year ended December 31, 2022.
Disaggregation of Net Sales
The following table disaggregates our net sales by reportable segment and geographic area:
Three Months Ended

Six Months Ended
July 1, 2023 July 1, 2023
North
America International Global
North
America International Global
Net sales:
Health care distribution

Dental

$
1,169
$
788
$
1,957
$
2,313
$
1,542
$
3,855
Medical

925
25
950
1,876
45
1,921
Total health care distribution
2,094
813
2,907
4,189
1,587
5,776
Technology

and value-added services

168
25
193
334
50
384
Total net sales $
2,262
$
838
$
3,100
$
4,523
$
1,637
$
6,160
Three Months Ended

Six Months Ended
June 25, 2022 June 25, 2022
North
America International Global
North
America International Global
Net sales:
Health care distribution

Dental

$
1,124
$
729
$
1,853
$
2,229
$
1,452
$
3,681
Medical

977
19
996
2,127
41
2,168
Total health care distribution
2,101
748
2,849
4,356
1,493
5,849
Technology

and value-added services

158
23
181
314
46
360
Total net sales $
2,259
$
771
$
3,030
$
4,670
$
1,539
$
6,209
Deferred Revenue
During the six months ended July 1, 2023, we recognized in net sales $
56

million of the amounts that were
previously deferred at December 31, 2022.

At December 31, 2022, the current portion of contract liabilities of $
86
million was reported in accrued expenses: other, and $
8

million related to non-current contract liabilities was
reported in other liabilities.

At July 1, 2023, the current and non-current portion of contract liabilities were $
86
million and $

million, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
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
33

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
Three Months Ended Six Months Ended
July 1, June 25, July 1, June 25,
2023 2022 2023 2022
Net Sales:
Health care distribution (1)
Dental

$
1,957
$
1,853
$
3,855
$
3,681
Medical

950
996
1,921
2,168
Total health care distribution
2,907
2,849
5,776
5,849
Technology

and value-added services
(2)
193
181
384
360
Total

$
3,100
$
3,030
$
6,160
$
6,209
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
Three Months Ended Six Months Ended
July 1, June 25, July 1, June 25,
2023 2022 2023 2022
Operating Income:
Health care distribution

$
166
$
189
$
311
$
400
Technology

and value-added services

35
31
65
64
Total $
201
$
220
$
376
$
464

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
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

For the six months ended July 1, 2023 and June 25, 2022, there were no material adjustments
recorded in our condensed consolidated statements of income relating to changes in estimated values of assets
acquired, liabilities assumed and contingent consideration assets and liabilities.
Acquisition of Biotech Dental
On April 5, 2023, we acquired a
57
% voting equity interest in Biotech Dental (“Biotech Dental”), which is a
provider of dental implants, clear aligners, and innovative digital dental software based in France.

Biotech Dental
has several important solutions, including Nemotec, a comprehensive,

integrated suite of planning and diagnostic
software using open architecture that connects disparate medical devices to create a digital view of the patient,
offering greater diagnostic accuracy and an improved patient experience.

The integration of Biotech Dental’s
software with Henry Schein One’s industry-leading practice management software solutions will help customers streamline their clinical as well as administrative workflow for the ultimate benefit of patients.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
14
The following table aggregates

the preliminary estimated fair value, as of the date of acquisition, of consideration
paid and net assets acquired in the Biotech Dental acquisition:
2023
Acquisition consideration:
Cash $
216
Fair value of contributed equity share in a controlled subsidiary
25
Redeemable noncontrolling interests
182
Total consideration $
423
Identifiable assets acquired and liabilities assumed:
Current assets $
78
Intangible assets
119
Other noncurrent assets
76
Current liabilities
(50)
Long-term debt
(90)
Deferred income taxes
(38)
Other noncurrent liabilities
(16)
Total identifiable

net assets
79
Goodwill
344
Total net assets acquired $
423
Goodwill is a result of expected synergies that are expected to originate from the acquisition as well as the expected
growth potential of Biotech Dental.

The acquired goodwill is deductible for tax purposes.
The accounting for the acquisition of Biotech Dental has

not been completed in several areas, including but not
limited to pending assessments of accounts receivable, inventory, intangible assets, right-of-use lease assets, accrued liabilities and income and non-income based taxes.

To assist management in the allocation, we engaged
valuation specialists to prepare appraisals. We
will finalize the amounts recognized as the information necessary to
complete the analysis is obtained. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.
The pro forma financial information has not been presented because the impact of the Biotech Dental acquisition
during the three and six months ended July 1, 2023 was immaterial to our condensed consolidated financial
statements.
Other 2023 Acquisitions
During the six months ended July 1, 2023, we acquired companies within the dental technology, medical device
and medical distribution segments.

Our acquired ownership interest ranged between
51
% to
100
%.
The following table aggregates

the preliminary estimated fair value, as of the date of acquisition, of consideration
paid and net assets acquired for these acquisitions during the six months ended July 1, 2023.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
15
2023
Acquisition consideration:
Cash $
68
Deferred consideration
4
Estimated fair value of contingent consideration payable
3
Fair value of previously held equity method investment
29
Redeemable noncontrolling interests
31
Total consideration $
135
Identifiable assets acquired and liabilities assumed:
Current assets $
21
Intangible assets
58
Other noncurrent assets
7
Current liabilities
(11)
Deferred income taxes
(9)
Other noncurrent liabilities
(10)
Total identifiable

net assets
56
Goodwill
79
Total net assets acquired $
135
Goodwill is a result of the expected synergies and cross-selling opportunities that these acquisitions are expected to
provide for us, as well as the expected growth potential.

Approximately half of the acquired goodwill is deductible
for tax purposes.
In connection with an acquisition of a controlling interest of our affiliate, we recognized a gain of approximately
$
18

million related to the remeasurement to fair value of our previously held equity investment, using a discounted
cash flow model based on Level 3 inputs, as defined in
Note 6 – Fair Value Measurements
.
The following table summarizes the preliminary identifiable intangible assets acquired during the six months ended
July 1, 2023 and their estimated useful lives as of the date of the acquisition:
2023 Estimated Useful Lives (in years)
Customer relationships and lists $
33
2
-
12
Trademarks/ Tradenames
6
5
-
10
Non-compete agreements
2
5
Product development
7
7
Patents
1
10
Other
9
5
Total $
58
The pro forma financial information has not been presented because the impact of the acquisitions during the three
and six months ended July 1, 2023 was immaterial to our condensed consolidated financial statements.
Acquisition Costs
During the six months ended July 1, 2023 and June 25, 2022 we incurred $
13

million and $
3

million, respectively,
in acquisition costs.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
16
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

Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
classified as Level 3 within the fair value hierarchy, and as of July 1, 2023 and December 31, 2022 was estimated at
$
1,524

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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
17
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

July 1, 2023 and December 31, 2022:
July 1, 2023
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
21
$
-
$
21
Derivative contracts undesignated
-
4
-
4
Total return

swaps
-
3
-
3
Total assets

$
-
$
28
$
-
$
28
Liabilities:
Derivative contracts designated as hedges $
-
$
3
$
-
$
3
Derivative contracts undesignated
-
3
-
3
Total liabilities

$
-
$
6
$
-
$
6
Redeemable noncontrolling interests

$
-
$
-
$
820
$
820
December 31, 2022
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
23
$
-
$
23
Derivative contracts undesignated
-
4
-
4
Total assets

$
-
$
27
$
-
$
27
Liabilities:
Derivative contracts designated as hedges $
-
$
1
$
-
$
1
Derivative contracts undesignated
-
3
-
3
Total return

swaps
-
3
-
3
Total liabilities

$
-
$
7
$
-
$
7
Redeemable noncontrolling interests

$
-
$
-
$
576
$
576

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
18
Note 7 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:
July 1, December 31,
2023 2022
Revolving credit agreement $
250
$
-
Other short-term bank credit lines
75
103
Total

$
325
$
103
Revolving Credit Agreement
On
August 20, 2021
, we entered into a $
1.0

billion revolving credit agreement (the “Revolving Credit Agreement”)
which matures on
August 20, 2026
.

The interest rate on this revolving credit facility is based on the USD LIBOR
plus a spread based on our leverage ratio at the end of each financial reporting quarter.

At July 1, 2023, the interest
rate on borrowings under this revolving credit agreement was
5.25
% plus
0.80
%, for a combined rate of
6.05
%.

The Revolving Credit Agreement requires, among other things, that we maintain certain maximum leverage ratios.

Additionally, the Revolving Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions, on liens, indebtedness,
significant corporate changes (including mergers), dispositions and certain restrictive agreements.

As of July 1,
2023 and December 31, 2022, we had $
250

million and $
0

million in borrowings, respectively under this revolving
credit facility.

As of July 1, 2023 and December 31, 2022, there were $
9

million and $
9

million of letters of credit,
respectively, provided to third parties under this credit facility.
On July 11, 2023, we amended and restated the Revolving Credit Agreement to, among other things, extend the
maturity date to July 11, 2028 and update the interest rate provisions to reflect the current market approach for a
multicurrency facility.

The interest rate in the amended Credit Agreement is based on Term Secured Overnight
Financing Rate (“Term SOFR”) plus a spread based on our leverage ratio at the end of each financial reporting quarter (effective June 30, 2023).

Other Short-Term Bank Credit

Lines
As of July 1, 2023 and December 31, 2022, we had various other short-term bank credit lines available, in various
currencies, with a maximum borrowing capacity of $
426

million and $
402

million, respectively.

As of July 1, 2023
and December 31, 2022, $
75

million and $
103

million, respectively, were outstanding.

At July 1, 2023 and
December 31, 2022, borrowings under all of these credit lines had a weighted average interest rate of
12.09
% and
10.11
%, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
19
Long-term debt
Long-term debt consisted of the following:
July 1, December 31,
2023 2022
Private placement facilities

$
1,074
$
699
U.S. trade accounts receivable securitization
60
330
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from
0.00
% to
9.42
% at July 1, 2023 and

ranging from
0.00
% to
3.50
% at December 31, 2022
49
7
Finance lease obligations
16
10
Total

1,199
1,046
Less current maturities

(66)
(6)
Total long-term debt

$
1,133
$
1,040
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
3.65
%, as of July 1, 2023 are presented in the following table:
Amount of
Borrowing
Borrowing

Date of Borrowing Outstanding Rate Due Date
January 20, 2012 $
50
3.45
% January 20, 2024
December 24, 2012
50
3.00
December 24, 2024
June 16, 2017
100
3.42
June 16, 2027
September 15, 2017
100
3.52
September 15, 2029
January 2, 2018
100
3.32
January 2, 2028
September 2, 2020
100
2.35
September 2, 2030
June 2, 2021
100
2.48
June 2, 2031
June 2, 2021
100
2.58
June 2, 2033
May 4, 2023
75
4.79
May 4, 2028
May 4, 2023
75
4.84
May 4, 2030
May 4, 2023
75
4.96
May 4, 2033
May 4, 2023
150
4.94
May 4, 2033
Less: Deferred debt issuance costs
(1)
Total $
1,074

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
20
U.S. Trade Accounts Receivable Securitization
We have a facility agreement based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to
three years
.

This facility agreement has a
purchase limit of $
450

million with
two

banks as agents, expires on
December 15, 2025
.
As of July 1, 2023 and December 31, 2022, the borrowings outstanding under this securitization facility were $
60
million and $
330

million, respectively.

At July 1, 2023, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of
5.38
% plus
0.75
%, for a combined rate of
6.13
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
Term Loan
On July 11, 2023, we entered into a three -year $
750

million term loan credit agreement (the “Term Credit
Agreement”).

The interest rate on this term loan is based on the Term SOFR plus a spread based on our leverage ratio at the end of each financial reporting quarter.

This term loan matures on July 11, 2026.

We plan to use this
new credit facility for working capital and general corporate purposes,

including, but not limited to, capital
expenditures, the repurchase of the Company’s capital stock and permitted refinancing of existing debt, as well as for funding potential acquisitions.

The Term Credit Agreement requires, among other things, that we maintain certain maximum leverage ratios.

Additionally, the Term

Credit Agreement contains customary representations,
warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions, on
liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive
agreements.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
21
Note 8 – Income Taxes
For the six months ended July 1, 2023 our effective tax rate was
22.8
%, compared to
23.9
% for the prior year
period.

The difference between our effective tax rate and the federal statutory tax rate primarily relates to state and
foreign income taxes and interest expense.
The total amount of unrecognized tax benefits, which are included in

“other liabilities” within our condensed
consolidated balance sheets, as of July 1, 2023 and December 31, 2022 was

$
103

million and $
94

million,
respectively, of which $
88

million and $
80

million, respectively, would affect the effective tax rate if recognized.

It is possible that the amount of unrecognized tax benefits will change in the next 12 months, which may result in a
material impact on our condensed consolidated statements of income.
All tax returns audited by the IRS are officially closed through 2019.

The tax years subject to examination by the
IRS include years 2020 and forward.

In addition, limited positions reported in the 2017 tax year are subject to IRS
examination.
The total amounts of interest and penalties are classified as a component of the provision for income taxes.

The
amount of tax interest expense was $
1

million for the six months ended July 1, 2023 and $
0

million for the six
months ended June 25, 2022.

The total amount of accrued interest is included in “other liabilities,” and was $
14
million as of July 1, 2023 and $
12

million as of December 31, 2022.

The amount of penalties accrued for during
the periods presented were not material to our condensed consolidated financial statements
.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
22
Note 9 – Plan of Restructuring
On August 1, 2022, we committed to a restructuring plan focused on funding the priorities of the strategic plan and
streamlining operations and other initiatives to increase efficiency.

We revised our previous expectations of
completion and now expect this initiative to extend through 2024.

We are currently unable in good faith to make a
determination of an estimate of the amount or range of amounts expected to be incurred in connection with these
activities, both with respect to each major type of cost associated therewith and with respect to the total cost, or an
estimate of the amount or range of amounts that will result in future cash expenditures.
During the three and six months ended July 1, 2023, we recorded restructuring costs of $
18

and $
48

million,
respectively.

The restructuring costs for these periods primarily related to severance and employee-related costs,
accelerated amortization of right-of-use lease assets and fixed assets, and other lease exit costs.

Included in
restructuring costs for the six months ended July 1, 2023 were immaterial amounts related to the disposal of an
unprofitable U.S. business initiated during 2022 and completed during the first quarter of 2023.
Restructuring costs recorded for the three and six months ended July 1,

2023 consisted of the following (there were
no

restructuring costs for the three and six months ended June 25, 2022):
Three Months Ended July 1, 2023
Health-Care
Distribution
Technology

and
Value-Added
Services Total
Severance and employee-related costs $
13
$
1
$
14
Accelerated depreciation and amortization
2
1
3
Exit and other related costs
1
-
1
Total restructuring

costs
$
16
$
2
$
18
Six Months Ended July 1, 2023
Health-Care
Distribution
Technology

and
Value-Added
Services Total
Severance and employee-related costs $
30
$
4
$
34
Accelerated depreciation and amortization
9
1
10
Exit and other related costs
2
1
3
Loss on disposal of a business
1
-
1
Total restructuring

costs
$
42
$
6
$
48
The following table summarizes,

by reportable segment, the activity related to the liabilities associated with our
restructuring initiatives

for the period ended July 1, 2023.

The remaining accrued balance of restructuring costs as
of July 1, 2023 is included in accrued expenses: other within our condensed consolidated balance sheet.

Liabilities
related to exited leased facilities are recorded within our current and non-current operating lease liabilities within
our condensed consolidated balance sheet.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
23
Technology

and
Health Care Value-Added
Distribution Services Total
Balance, December 31, 2022

$
21
$
3
$
24
Restructuring costs
42
6
48
Non-cash asset impairment and accelerated
depreciation and amortization of right-of-use lease
assets and other long-lived assets
(9)
(1)
(10)
Cash payments and other adjustments

(24)
(5)
(29)
Balance, July 1, 2023

$
30
$
3
$
33
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

At this time, the
following cases are set for trial: the action filed by Mobile County Board of Health, et al. in Alabama state court,
which has been set for a jury trial on August 12, 2024; and the action filed by Florida Health Sciences Center, Inc.
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
As of July 1, 2023, we had accrued our best estimate of potential losses relating to claims that were probable to
result in liability and for which we were able to reasonably estimate a loss.

This accrued amount, as well as related
expenses, was not material to our financial position, results of operations or cash flows.

Our method for
determining estimated losses considers currently available

facts, presently enacted laws and regulations and other
factors, including probable recoveries from third parties.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
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

During the six months
ended July 1, 2023 we did
no
t grant any stock options.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
25
Our accompanying condensed consolidated statements of income reflect pre-tax share-based compensation expense
of $
14

million ($
11

million after-tax) and $
24

million ($
19

million after-tax) for the three and six months ended
July 1, 2023, respectively.

For the three and six months ended June 25, 2022, we recorded pre-tax share-based compensation expense of $
15

million ($
12

million after-tax) and $
27

million ($
21

million after-tax), respectively.
Total unrecognized compensation cost related to unvested awards as of July 1, 2023 was $
107

million, which is
expected to be recognized over a weighted-average period of approximately
2.4

years.
Our accompanying condensed consolidated statements of cash flows present our stock-based compensation expense
as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.

In
the accompanying consolidated statements of cash flows, there were no benefits associated with tax deductions in
excess of recognized compensation as a cash inflow from financing activities for the six months ended July 1, 2023
and June 25, 2022, respectively.

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
The following table summarizes the stock option activity during the six months ended July 1, 2023:
Stock Options
Weighted Average Weighted Average Aggregate
Exercise
Remaining Contractual

Intrinsic
Shares Price Life (in years)

Value
Outstanding at beginning of period

1,117,574
$
71.38

Exercised

(17,905)
62.71

Forfeited

(7,541)
78.22

Outstanding at end of period

1,092,128
$
71.48

8.1

$
12
Options exercisable at end of period

568,623
$
68.25

Weighted Average Weighted Average Aggregate
Number of Exercise Remaining Contractual Intrinsic
Options Price Life (in years) Value
Vested

or expected to vest
517,576
$
75.12
8.3
$
4
The following tables summarize the activity of our unvested RSUs for the six months ended July 1, 2023:
Time-Based Restricted Stock Units Performance-Based Restricted Stock Units
Weighted Average

Weighted Average

Grant Date Fair Intrinsic Value Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share Shares/Units Value Per Share Per Share
Outstanding at beginning of period

1,756,044
$
66.59
520,916
$
60.23
Granted

407,570
77.70
530,224
78.38
Vested

(406,604)
61.66
(630,294)
60.64
Forfeited

(54,420)
71.07
(49,524)
76.09
Outstanding at end of period

1,702,590
$
70.34
$
81.10
371,322
$
69.62
$
81.10

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
26
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

The components of the change in the redeemable noncontrolling interests for the six months ended July 1, 2023 and the year ended December

31, 2022 are presented in the
following table:

July 1, December 31,
2023 2022
Balance, beginning of period

$
576
$
613
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(13)
(31)
Increase in redeemable noncontrolling interests due to business acquisitions
240
4
Net income attributable to redeemable noncontrolling interests

9
21
Dividends declared

(7)
(21)
Effect of foreign currency translation gain (loss) attributable to redeemable noncontrolling interests

1
(6)
Change in fair value of redeemable securities

14
(4)
Balance, end of period

$
820
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
(36)
$
(37)
Attributable to noncontrolling interests:
Foreign currency translation adjustment

$
(1)
$
(1)
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(209)
$
(236)
Unrealized gain from foreign currency hedging activities

1
5
Pension adjustment loss

(2)
(2)
Accumulated other comprehensive loss

$
(210)
$
(233)
Total Accumulated

other comprehensive loss

$
(247)
$
(271)

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
27
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:
Three Months Ended Six Months Ended
July 1, June 25, July 1, June 25,
2023 2022 2023 2022
Net income $
148
$
167
$
276
$
353
Foreign currency translation gain (loss)
3
(90)
28
(87)
Tax effect

-
-
-
-
Foreign currency translation gain (loss)
3
(90)
28
(87)
Unrealized gain (loss) from foreign currency hedging

activities

(2)
10
(6)
12
Tax effect

1
(2)
2
(3)
Unrealized gain (loss) from foreign currency hedging

activities

(1)
8
(4)
9
Comprehensive income

$
150
$
85
$
300
$
275
Our financial statements are denominated in the U.S. Dollar currency.

Fluctuations in the value of foreign
currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The
foreign currency translation gain (loss) during the six months ended

July 1, 2023 and six months ended June 25,
2022 was primarily due to changes in foreign currency exchange rates of the British Pound, Brazilian Real,
Canadian Dollar, Euro, Australian Dollar, Chinese Yuan,

and

Israel Shekel.
The following table summarizes our total comprehensive income, net of applicable taxes as follows:
Three Months Ended Six Months Ended
July 1, June 25, July 1, June 25,
2023 2022 2023 2022
Comprehensive income attributable to
Henry Schein, Inc.

$
143
$
87
$
284
$
271
Comprehensive income attributable to
noncontrolling interests

3
1
6
2
Comprehensive income (loss) attributable to
redeemable noncontrolling interests

4
(3)
10
2
Comprehensive income

$
150
$
85
$
300
$
275

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
28
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
Three Months Ended Six Months Ended
July 1, June 25, July 1, June 25,
2023 2022 2023 2022
Basic

130,905,899
137,350,488
131,136,450
137,323,076
Effect of dilutive securities:
Stock options and restricted stock units

967,275
1,518,576
1,329,299
1,732,129
Diluted

131,873,174
138,869,064
132,465,749
139,055,205
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:
Three Months Ended Six Months Ended
July 1, June 25, July 1, June 25,
2023 2022 2023 2022
Stock options
426,002
423,786
427,355
250,226
Restricted stock units
19,405
51,453
19,405
226,203
Total anti-dilutive

securities excluded from EPS
computation
445,407
475,239
446,760
476,429
Note 15 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Six Months Ended
July 1, June 25,
2023 2022
Interest $
32
$
17
Income taxes
118
165
During the six months ended July 1, 2023 and June 25, 2022, we had

$
(6)

million and $

million of non-cash net
unrealized gains (losses) related to foreign currency hedging activities, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENT

S
(in millions, except share and per share data)

(unaudited
)
29
Note 16 – Related Party Transactions
In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was
formed on July 1, 2018, we entered into a ten-year

royalty agreement with Internet Brands whereby we will pay
Internet Brands approximately $
31

million annually for the use of their intellectual property.

During the three and
six months ended July 1, 2023, we recorded $
8

million and $
16

million, respectively, in connection with costs
related to this royalty agreement.

During the three and six months ended June 25, 2022, we recorded

$
8

million
and $
16

million, respectively, in connection with costs related to this royalty agreement.

As of July 1, 2023 and
December 31, 2022, Henry Schein One, LLC had a net payable balance due to Internet Brands of $
10

million and
$
9

million, respectively, comprised of amounts related to results of operations and the royalty agreement.

The
components of this payable are recorded within accrued expenses: other, within our condensed consolidated balance sheets.

As of July 1, 2023 Henry Schein One, LLC had declared

a cash distribution of $
27

million to
Internet Brands, which was paid subsequent to July 1, 2023.
During our normal course of business, we have interests in entities that we account for under the equity accounting method.

During the three and six months ended July 1, 2023, we recorded net sales of $
11

million and $
23

million,
respectively, to such entities.

During the three and six months ended June 25, 2022, we recorded net sales of $
11
million and $
23

million, respectively, to such entities.

During the three and six months ended July 1, 2023, we
purchased $
3

million and $
5

million, respectively, from such entities.

During the three and six months ended June
25, 2022, we purchased $
3

million and $
6

million, respectively, from such entities.

At July 1, 2023 and December
31, 2022, we had an aggregate of $
33

million and $
36

million, respectively, due from our equity affiliates, and $
5
million and $
6

million, respectively, due to our equity affiliates.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

These
leases are classified as operating leases and have a remaining lease term ranging from less than
one year

to
14
years.

As of July 1, 2023, current and non-current liabilities associated with related party operating leases were $
6
million and $
25

million, respectively.

Related party leases represented
7.6
% and
9.0
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
Recent Developments
During the year ended December 31, 2022 we experienced a decrease in the sales of PPE and COVID-19 test kits
as compared to the comparable prior-year period.

During the three and six months ended July 1, 2023, we
continued to experience a decrease in the sales of PPE and COVID-19 test kits compared with the same period in
the prior year and we expect further decreases in sales in 2023 compared to the prior year.
While the U.S. economy has recently experienced inflationary pressures and strengthening of the U.S. dollar, their
impacts have not been material to our results of operations.

The impact from inflation, including manufacturer
price increases excluding PPE products, was slightly more pronounced in Europe.

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

We believe that we have a strong
brand identity due to our more than 91 years of experience distributing health care products.
We are headquartered in Melville, New York,

employ more than 23,000 people (of which approximately 11,500 are based outside of the United States) and have operations or affiliates in 33 countries and territories.

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

We
have achieved scale in these global businesses primarily

through acquisitions, as
manufacturers of these products typically do not utilize a distribution channel to serve customers.
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

Health care spending is projected to reach
approximately $7.2 trillion by 2031, or 19.6% of the nation’s projected gross domestic product.
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
Government and private insurance programs fund a large portion of the total cost of medical care,

and there have
been efforts to limit such private and government insurance programs, including efforts, thus far unsuccessful, to
seek repeal of the entire United States Patient Protection and Affordable Care Act,

as amended by the Health Care
and Education Reconciliation Act, each enacted in March 2010.

In addition, activities to control medical costs,
including laws and regulations lowering reimbursement rates for pharmaceuticals,

medical devices, medical

supplies, and/or medical treatments or services, are ongoing.

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
Results of Operations
The following tables summarize the significant components of our operating results for the three and six months
ended July 1, 2023 and June 25, 2022 and cash flows for the six months ended

July 1, 2023 and June 25, 2022:
Three Months Ended Six Months Ended
July 1, June 25, July 1, June 25,
2023 2022 2023 2022
Operating results:
Net sales

$ 3,100 $ 3,030 $ 6,160 $ 6,209
Cost of sales

2,125 2,085 4,219 4,291
Gross profit

975 945 1,941 1,918
Operating expenses:
Selling, general and administrative

707 680 1,424 1,362
Depreciation and amortization 49 45 93 92
Restructuring costs 18 - 48 -
Operating income $ 201 $ 220 $ 376 $ 464
Other expense, net

$ (15) $ (6) $ (27) $ (11)
Net income 148 167 276 353
Net income attributable to Henry Schein, Inc. 140 160 261 341
Six Months Ended
July 1, June 25,
2023 2022
Cash flows:

Net cash provided by operating activities $ 301 $ 250
Net cash used in investing activities (340) (59)
Net cash provided by (used in) financing activities 59 (195)
Plan of Restructuring
On August 1, 2022, we committed to a restructuring plan focused on funding the priorities of the strategic plan and
streamlining operations and other initiatives to increase efficiency.

We revised our previous expectations of
completion and now expect this initiative to extend through 2024.

We are currently unable in good faith to make a
determination of an estimate of the amount or range of amounts expected to be incurred in connection with these
activities, both with respect to each major type of cost associated therewith and with respect to the total cost, or an
estimate of the amount or range of amounts that will result in future cash expenditures.
During the three and six months ended July 1, 2023, we recorded restructuring costs of $18 and $48 million,
respectively.

The restructuring costs for these periods primarily related to severance and employee-related costs,
accelerated amortization of right-of-use lease assets and fixed assets, and other lease exit costs.

Included in
restructuring costs for the six months ended July 1, 2023 were immaterial amounts related to the disposal of an
unprofitable U.S. business initiated during 2022 and completed during the first quarter of 2023.

Three Months Ended July 1, 2023 Compared to Three Months Ended June 25, 2022
Net Sales
Net sales were as follows:
July 1, % of June 25, % of Increase / (Decrease)
2023 Total 2022 Total $ %
Health care distribution (1)
Dental

$ 1,957 63.1% $ 1,853 61.1% $ 104 5.6%
Medical

950 30.7 996 32.9 (46) (4.6)

Total health care distribution

2,907 93.8 2,849 94.0 58 2.1
Technology and value-added services (2) 193 6.2 181 6.0 12 6.7
Total

$ 3,100 100.0% $ 3,030 100.0% $ 70 2.3%
The components of our sales growth were as follows:
Total Local
Currency
Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Currency Growth
Local Internal
Growth
Acquisition
Growth
Health care distribution
(1)
Dental Merchandise 0.7% 4.8% 5.5% (0.6) % 4.9%
Dental Equipment 6.4 2.0 8.4 (0.4) 8.0
Total Dental 2.0 4.2 6.2 (0.6) 5.6
Medical (5.3) 0.8 (4.5) (0.1) (4.6)
Total Health Care Distribution (0.6) 3.0 2.4 (0.3) 2.1
Technology and value-added services
(2)
5.5 1.5 7.0 (0.3) 6.7
Total (0.2) % 2.9% 2.7% (0.4) % 2.3%
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
Global Sales
Global net sales for the three months ended July 1, 2023 increased 2.3%.

The components of our sales growth are
presented in the table above.

Sales of PPE products and COVID-19 test kits for the three months ended July 1,
2023 were approximately $164 million, a decrease of approximately 36.9%

versus the three months ended June 25,
2022.

Excluding PPE products and COVID-19 test kits, the increase in internally generated local currency sales
was 3.3%.
Dental
Dental net sales for the three months ended July 1, 2023 increased 5.6%.

The components of our sales growth are
presented in the table above.

Our sales growth in local currency for dental merchandise was primarily attributable
to increased

patient traffic.

Our sales growth in local currency for dental equipment was primarily attributable to
growth in North America for traditional equipment.

Sales of PPE products for the six months ended July 1, 2023
were approximately $89 million, a decrease of approximately 23.0% versus the three months ended June 25, 2022.

Excluding PPE products, the increase in internally generated local currency dental sales was 3.7%.

Medical
Medical net sales for the three months ended July 1, 2023 decreased 4.6%.

The components of this decrease are
presented in the table above.

The local currency decrease in medical sales is primarily attributable to lower sales of
PPE products and COVID-19 test kits and other point-of-care diagnostic products.

Sales of PPE products and
COVID-19 test kits were approximately $75 million for the three months ended July 1, 2023, a decrease of
approximately 47.9% compared to the three months ended June 25, 2022.

Excluding PPE products and COVID-19
test kits, the increase in internally generated local currency medical sales was 2.0%.
Technology and value-added services
Technology and value-added services net sales for the three months ended July 1, 2023 increased 6.7%.

The
components of our sales growth are presented in the table above.

During the three months ended July 1, 2023, the
trend for sales of practice management software improved as we increased the number of cloud-based users.

We
also experienced increased patient traffic generating increased demand for our revenue cycle management
solutions.

The increase in sales during the quarter ended July 1, 2023

was partially offset by the expiration, during
the third quarter of 2022, of a modestly profitable government contract in one of our value-added services
businesses.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
July 1, Gross June 25, Gross
Increase

2023 Margin % 2022 Margin % $ %
Health care distribution

$ 846 29.1% $ 826 29.0% $ 20 2.4%
Technology and value-added services 129 66.8 119 65.9 10 8.1
Total

$ 975 31.4 $ 945 31.2 $ 30 3.1
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

Health care distribution gross profit increased primarily due to the increase in net sales discussed above, including
$28 million of gross profit from acquisitions and gross margin expansion,

mainly as a result of a favorable impact
of sales mix of higher-margin products,

partially offset by a reduction in sales of PPE products and COVID-19 test
kits.
Technology and value-added services gross profit increased as a result of a higher gross profit from internally generated sales and gross profit of $3 million from acquisitions, as well as an increase in gross margin rates
primarily due to product mix and increases in productivity.

Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses;

depreciation and amortization; and
restructuring costs) by segment and in total were as follows:
% of % of
July 1, Respective June 25, Respective Increase
2023 Net Sales 2022 Net Sales $ %
Health care distribution

$ 680 23.4% $ 637 22.4% $ 43 6.7%
Technology and value-added services

94 49.0 88 48.5 6 7.7
Total

$ 774 25.0 $ 725 23.9 $ 49 6.8
The net increase in operating expenses is attributable to the following:
Restructuring Costs Operating Costs Acquisitions Total
Health care distribution

$ 16 $ 4 $ 23 $ 43
Technology and value-added services 2 2 2 6
Total

$ 18 $ 6 $ 25 $ 49
The restructuring costs are primarily related to severance and employee-related costs, accelerated amortization of
right-of-use lease assets and fixed assets, and other lease exit costs.

During the quarter ended July 1, 2023, our
operating expenses were favorably impacted by the recognition of a remeasurement gain of $18 million following
an acquisition of a controlling interest of a previously held equity investment.

The increase in operating costs
includes increases in payroll and payroll related costs, and facility related costs in both of our reportable segments
and increased acquisition expenses in our healthcare distribution segment.
Other Expense, Net
Other expense, net was as follows:
July 1, June 25, Variance
2023 2022 $ %
Interest income

$ 3 $ 2 $ 1 54.2%
Interest expense

(19) (8) (11) (150.3)
Other, net

1 - 1 n/a
Other expense, net

$ (15) $ (6) $ (9) (178.9)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings and increased interest rates.
Income Taxes
For the three months ended July 1, 2023 our effective tax rate was 22.0% compared to 23.8% for the prior year
period.

The difference between our effective tax rate and the federal statutory tax rate primarily relates to state and
foreign income taxes and interest expense.

Six Months Ended July 1, 2023 Compared to Six Months Ended June 25, 2022
Net Sales
Net sales were as follows:
July 1, % of June 25, % of Increase/(Decrease)
2023 Total 2022 Total $ %
Health care distribution
(1)
Dental

$ 3,855 62.6% $ 3,681 59.3% $ 174 4.7%
Medical

1,921 31.2 2,168 34.9 (247) (11.4)
Total health care distribution

5,776 93.8 5,849 94.2 (73) (1.2)
Technology and value-added services
(2)
384 6.2 360 5.8 24 6.7
Total

$ 6,160 100.0% $ 6,209 100.0% $ (49) (0.8)
The components of our sales growth were as follows:
Local Currency Growth
Local Internal
Growth
Acquisition
Growth
Total Local
Currency
Growth
Foreign
Exchange
Impact
Total Sales
Growth
Health care distribution (1)
Dental Merchandise 2.4% 3.6% 6.0% (1.5) % 4.5%
Dental Equipment 5.2 1.7 6.9 (1.5) 5.4
Total Dental 3.0 3.2 6.2 (1.5) 4.7
Medical (11.7) 0.4 (11.3) (0.1) (11.4)
Total Health Care Distribution (2.5) 2.2 (0.3) (0.9) (1.2)
Technology and value-added services (2) 6.0 1.5 7.5 (0.8) 6.7
Total (2.0) % 2.2% 0.2% (1.0) % (0.8) %
Note: Percentages for Net Sales; Gross Profit; Selling, General and Administrative; Other Expense, Net; and Income Taxes are based on actual values and may not recalculate due to rounding.
Global Sales
Global net sales for the six months ended July 1, 2023 decreased 0.8%.

The components of this decrease are
presented in the table above.

Sales of PPE products and COVID-19 test kits for the six months ended

July 1, 2023
were approximately $365 million, a decrease of approximately 51.2% versus the six months ended June 25, 2022.

Excluding PPE products and COVID-19 test kits, the increase in internally generated local currency sales was
4.8%.
Dental
Dental net sales for the six months ended July 1, 2023 increased 4.7%.

The components of our sales growth are
presented in the table above.

Our sales growth in local currency for dental merchandise was primarily attributable
to increased

patient traffic along with some price increases.

Our sales growth in local currency for dental
equipment was primarily attributable to growth in traditional equipment sales in North America.

Sales of PPE
products for the six months ended July 1, 2023 were approximately $181 million, a decrease of approximately
30.0% versus the six months ended June 25, 2022.

Excluding PPE products, the increase in internally generated local currency dental sales was 5.5%.

Medical
Medical net sales for the six months ended July 1, 2023 decreased 11.4%.

The components of this decrease are
presented in the table above.

The local currency decrease in medical sales is primarily attributable to lower sales of
PPE products and COVID-19 test kits and other point-of-care diagnostic products.

Sales of PPE products and
COVID-19 test kits were approximately $184 million for the six months ended July 1, 2023, a decrease of
approximately 62.3% compared to the six months ended June 25, 2022.

Excluding PPE products and COVID-19
test kits, the increase in internally generated local currency medical sales was 3.1%.
Technology and value-added services
Technology and value-added services net sales for the six months ended July 1, 2023 increased 6.7%.

The
components of our sales growth are presented in the table above.

During the six months ended July 1, 2023, the
trend for sales of practice management software improved as we increased the number of cloud-based users.

We
also experienced increased patient traffic generating increased demand for our revenue cycle management
solutions.

The increase in sales during the quarter ended July 1, 2023

was partially offset by the expiration, during
the third quarter of 2022, of a modestly profitable government contract in one of our value-added services
businesses.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
July 1, Gross June 25, Gross Increase
2023 Margin % 2022 Margin % $ %
Health care distribution

$ 1,683 29.1% $ 1,683 28.8% $ - - %
Technology and value-added services 258 67.1 235 65.4 23 9.5
Total

$ 1,941 31.5 $ 1,918 30.9 $ 23 1.2
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

Health care distribution gross profit for the six months ended July 1, 2023 was unchanged compared to the prior-
year period due to the decrease in sales, mainly due to a reduction in sales of PPE products and COVID-19 test kits
offset by $39 million of gross profit from acquisitions and gross margin expansion as a result of a favorable impact
of sales mix of higher-margin products.

Technology and value-added services gross profit increased as a result of a higher gross profit from internally generated sales and gross profit of $5 million from acquisitions, as well as an increase in gross margin rates
primarily due to product mix and increases in productivity.

Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization,
restructuring and integration costs) by segment and in total were as follows:
% of % of
July 1, Respective June 25, Respective Increase
2023 Net Sales 2022 Net Sales $ %
Health care distribution

$ 1,372 23.8% $ 1,283 21.9% $ 89 7.0%
Technology and value-added services

193 50.3 171 47.5 22 13.1
Total

$ 1,565 25.4 $ 1,454 23.4 $ 111 7.7
The net increase in operating expenses is attributable to the following:
Change in
Restructuring Costs
Increase in
Operating Costs Acquisitions Total
Health care distribution

$ 42 $ 16 $ 31 $ 89
Technology and value-added services 6 12 4 22
Total

$ 48 $ 28 $ 35 $ 111
The restructuring costs are primarily related to severance and employee-related costs, accelerated amortization of
right-of-use lease assets and fixed assets, and other lease exit costs.

During the six months ended July 1, 2023, our
operating expenses were

favorably impacted by the recognition of a remeasurement gain of $18 million following
an acquisition of a controlling interest of a previously held equity investment.

The increase in operating costs
includes increases in payroll and payroll related costs, travel and convention expenses in both of our reportable
segments and increased acquisition expenses in our healthcare distribution segment.
Other Expense, Net
Other expense, net was as follows:
July 1, June 25, Variance
2023 2022 $ %
Interest income

$ 6 $ 4 $ 2 55.9%
Interest expense

(33) (15) (18) (124.7)
Other expense, net

$ (27) $ (11) $ (16) (147.9)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings and increased interest rates.
Income Taxes
For the six months ended July 1, 2023 our effective tax rate was 22.8% compared to 23.9% for the prior year
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

As
part of our BOLD+1 Strategic Plan, including pursuing focused mergers and acquisitions,

subsequent to July 1,
2023 we have announced acquisitions of companies specializing in clear aligners,

homecare medical products
delivered directly to patients, and dental practice transition services.
Net cash provided by operating activities was $301 million for the six months ended July 1, 2023, compared to net
cash provided by operating activities of $250 million for the prior year.

The net change of $51 million was
primarily due to a favorable change in working capital, net of acquisitions,

partially offset by a decrease in
operating income.
Net cash used in investing activities was $340 million for the six months ended July 1, 2023, compared to net cash
used in investing activities of $59 million for the prior year.

The net change of $281 million was primarily
attributable to increased business combinations and investment activity.
Net cash provided by financing activities was $59 million for the six months ended July 1, 2023, compared to net
cash used in financing activities of $195 million for the prior year.

The net change of $254 million was primarily
due to increased net borrowings from debt, partially offset by increased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources:
July 1, December 31,
2023 2022
Cash and cash equivalents

$ 137 $ 117
Working

capital

(1)
1,635 1,764
Debt:
Bank credit lines

$ 325 $ 103
Current maturities of long-term debt

66 6
Long-term debt

1,133 1,040
Total debt

$ 1,524 $ 1,149
Leases:
Current operating lease liabilities $ 74 $ 73
Non-current operating lease liabilities 284 275
(1)

Includes $78 million and $327 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at July 1, 2023 and December 31, 2022, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations increased to 43.3 days as of July 1, 2023 from 42.2
days as of June 25, 2022.

During the six months ended July 1, 2023, we wrote off approximately $11 million of fully reserved accounts receivable against our trade receivable reserve.

Our inventory turns from operations
decreased to 4.4 as of July 1, 2023 from 4.6 as of June 25, 2022.

Our working capital accounts may be impacted by
current and future economic conditions.
Leases
We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment.

Our leases have remaining terms of one year to approximately

18 years, some of which
may include options to extend the leases for up to 15 years.

As of July 1, 2023, our right-of-use assets related to
operating leases were $290 million and our current and non-current operating lease liabilities were $74 million and
$284 million, respectively.
Stock Repurchases
On February 8, 2023, our Board of Directors authorized the repurchase of up to an additional $400 million in shares
of our common stock.
From March 3, 2003 through July 1, 2023, we repurchased $4.6 billion, or

89,042,683 shares, under our common
stock repurchase programs, with $365 million available as of July 1, 2023 for future common stock share
repurchases.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in Item
7 of our Annual Report on Form 10-K for the year ended December 31, 2022,

except accounting policies adopted
as of January 1, 2023, which are discussed in
Note 2 - Critical Accounting Policies and Recently Issued Accounting
Standards

of the Notes to the Condensed Consolidated Financial Statements included under Item 1.
Accounting Standards Update
For a discussion of accounting standards updates that have been adopted or will be adopted, see
Note 2 - Critical
Accounting Policies and Recently Issued Accounting Standards

of the Notes to the Condensed Consolidated
Financial Statements included under Item 1.
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

Based
on this evaluation, our management, including our principal executive officer and principal financial officer,
concluded that our disclosure controls and procedures were effective as of July 1, 2023, to ensure that all material
information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated
and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such
information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules
and forms.
Changes in Internal Control over Financial Reporting
On April 5, 2023, we acquired a 57% voting equity interest in Biotech Dental

(“Biotech Dental”),

which is a
provider of dental implants, clear aligners, and digital dental software headquartered in France with operations
throughout Europe.

The full integration of Biotech Dental will extend beyond year-end and, therefore, we
anticipate excluding Biotech Dental from our annual assessment of internal control over financial reporting as of
December 30, 2023, as permitted by SEC staff interpretive guidance for newly acquired businesses.
During the quarter ended July 1, 2023,

we completed the acquisition of dental businesses in Europe and South
America, a medical business in Australia and a technology business in the U.S.

Also, post-acquisition integration
related activities continued for our dental and medical businesses acquired during prior quarters.

These
acquisitions, the majority of which utilize separate information and financial accounting systems, have been
included in our condensed consolidated financial statements since their respective dates of acquisition.

We also completed systems implementation activities in China related to a new ERP system for a dental business.

Finally, we continued systems implementation activities in the U.S. for two of our dental businesses.
The combination of acquisitions (including Biotech Dental), continued acquisition integrations and systems
implementation activity undertaken during the quarter and carried over from prior quarters when considered in the
aggregate, represents a material change in our internal control over financial reporting.
All acquisitions, continued acquisition integrations and systems implementation activity involve necessary and
appropriate change-management controls that are considered in our quarterly assessment of changes in our internal
control over financial reporting.
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
repurchased under this program.
As of July 1, 2023, we had repurchased approximately $4.6 billion of common stock (89,042,683 shares) under
these initiatives, with $365 million available for future common stock share repurchases.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended July 1, 2023:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
4/2/2023 through 4/29/2023 190,000
$
83.27 190,000 4,939,729
4/30/2023 through 6/3/2023 115,734 79.31 115,734 5,240,529
6/4/2023 through 7/1/2023 332,361 75.22 332,361 4,500,614
638,095 638,095
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

ITEM 6.

EXHIBITS
10.1
Henry Schein, Inc. 2023 Non-Employee Director Stock Incentive Plan, as
amended and restated effective as of May 23, 2023. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2023)
10.2
Term Loan Credit Agreement, dated as of July 11, 2023, among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent,
U.S. Bank National Association, as syndication agent, and TD Bank, N.A.,
Bank of America, N.A. and UniCredit Bank, A.G., as co-documentation agents.
(Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2023)
10.3
Second Amended and Restated Revolving Credit Agreement, dated as of July
11, 2023, among us, the several lenders parties thereto, and JPMorgan Chase
Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and TD Bank, N.A., Bank of America, N.A., UniCredit
Bank, A.G., the Bank of New York Mellon, ING Bank, N.V. and HSBC Bank
USA, N.A., as co-documentation agents. (Incorporated by reference to Exhibit
10.2 to our Current Report on Form 8-K filed on July 13, 2023)
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended July 1, 2023, formatted in Inline XBRL (included within Exhibit
101 attachments).+
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
Dated: August 7, 2023