Form 10-Q
period 2023-09-30
HENRY SCHEIN INC
filed 2023-11-28
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly

period ended
September 30, 2023
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
Yes
☐

No
☒

As of November 13, 2023, there were
129,938,341

shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
as of September 30, 2023 and December 31, 2022
3
Condensed Consolidated Statements of Income
for the three and nine months ended
September 30, 2023 and September 24, 2022
4
Condensed Consolidated Statements of Comprehensive Income
for the
three and nine months ended September 30, 2023 and September 24, 2022
5
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the three months ended
September 30, 2023 and September 24, 2022
6
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the nine months ended
September 30, 2023 and September 24, 2022
7
Condensed Consolidated Statements of Cash Flows
for the nine months ended
September 30, 2023 and September 24, 2022

8
Notes to Condensed Consolidated Financial Statements
9
Note 1 – Basis of Presentation
9
Note 2 – Critical Accounting Policies, Accounting Standard Adopted, and Recently
Issued Accounting Standards
10
Note 3 – Net Sales from Contracts with Customers
11
Note 4 – Segment Data
12
Note 5 – Business Acquisitions
13
Note 6 – Fair Value Measurements
18
Note 7 – Derivatives and Hedging Activities
20
Note 8 – Debt
21
Note 9 – Income Taxes
24
Note 10 – Plan of Restructuring
and Integration Costs 24
Note 11 – Legal Proceedings
27
Note 12 – Stock-Based Compensation
28
Note 13 – Redeemable Noncontrolling Interests
30
Note 14 – Comprehensive Income
31
Note 15 – Earnings Per Share
32
Note 16 – Supplemental Cash Flow Information
33
Note 17 – Related Party Transactions
33
Note 18 –
Subsequent Event
34
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
35
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
50
ITEM 4.
Controls and Procedures
50
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
52
ITEM 1A.
Risk Factors
52
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
53
ITEM 5.
Other Information
54
ITEM 6.
Exhibits
54
Signature
55

See accompanying notes.

PART

I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions,

except share data)
September 30, December 31,
2023 2022
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents $
166
$
117
Accounts receivable, net of allowance for credit losses of $
72

and $
65
1,573
1,442
Inventories, net
1,833
1,963
Prepaid expenses and other
541
466
Total current assets
4,113
3,988
Property and equipment, net
474
383
Operating lease right-of-use assets
323
284
Goodwill
3,595
2,893
Other intangibles, net
834
587
Investments and other
471
472
Total assets $
9,810
$
8,607
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable $
953
$
1,004
Bank credit lines
12
103
Current maturities of long-term debt
72
6
Operating lease liabilities
74
73
Accrued expenses:
Payroll and related
274
314
Taxes
137
132
Other
571
592
Total current liabilities
2,093
2,224
Long-term debt
1,815
1,040
Deferred income taxes
91
36
Operating lease liabilities
314
275
Other liabilities
396
361
Total liabilities
4,709
3,936
Redeemable noncontrolling interests
821
576
Commitments and contingencies
(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
129,935,883

outstanding on September 30, 2023 and
131,792,817

outstanding on December 31, 2022
1
1
Additional paid-in capital
-
-
Retained earnings
3,897
3,678
Accumulated other comprehensive loss
(247)
(233)
Total Henry Schein, Inc. stockholders' equity
3,651
3,446
Noncontrolling interests
629
649
Total stockholders' equity
4,280
4,095
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
9,810
$
8,607

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME
(in millions,

except share and per share data)
(unaudited)
Three Months Ended Nine Months Ended
September 30, September 24, September 30, September 24,
2023 2022 2023 2022
Net sales $
3,162
$
3,067
$
9,322
$
9,276
Cost of sales
2,167
2,153
6,386
6,444
Gross profit
995
914
2,936
2,832
Operating expenses:
Selling, general and administrative
725
648
2,149
2,010
Depreciation and amortization
59
45
152
137
Restructuring and integration costs
11
10
59
10
Operating income
200
211
576
675
Other income (expense):
Interest income
6
1
12
5
Interest expense
(25)
(8)
(58)
(23)
Other, net
(2)
1
(2)
1
Income before taxes, equity in earnings of affiliates and
noncontrolling interests
179
205
528
658
Income taxes
(39)
(46)
(119)
(155)
Equity in earnings of affiliates
3
3
10
12
Net income
143
162
419
515
Less: Net income attributable to noncontrolling interests
(6)
(12)
(21)
(24)
Net income attributable to Henry Schein, Inc. $
137
$
150
$
398
$
491
Earnings per share attributable to Henry Schein, Inc.:
Basic $
1.06
$
1.10
$
3.04
$
3.59
Diluted $
1.05
$
1.09
$
3.02
$
3.55
Weighted-average common

shares outstanding:
Basic
130,388,353
135,608,678
130,888,717
136,731,413
Diluted
131,442,135
137,084,049
132,149,172
138,488,254

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(in millions)

(unaudited)
Three Months Ended Nine Months Ended
September 30, September 24, September 30, September 24,
2023 2022 2023 2022
Net income $
143
$
162
$
419
$
515
Other comprehensive income (loss), net of tax:
Foreign currency translation loss
(45)
(89)
(17)
(176)
Unrealized gain from foreign currency hedging
activities
6
11
2
20
Pension adjustment gain
-
1
-
1
Other comprehensive loss, net of tax
(39)
(77)
(15)
(155)
Comprehensive income
104
85
404
360
Less: Comprehensive income attributable to noncontrolling

interests:
Net income
(6)
(12)
(21)
(24)
Foreign currency translation loss
2
6
1
14
Comprehensive income attributable to noncontrolling
interests
(4)
(6)
(20)
(10)
Comprehensive income attributable to Henry Schein, Inc. $
100
$
79
$
384
$
350

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN

STOCKHOLDERS’ EQUITY
(in millions, except share data)
(unaudited)
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, July 1, 2023
130,576,806
$
1
$
-
$
3,769
$
(210)
$
626
$
4,186
Net income (excluding $
2

attributable to redeemable
noncontrolling interests) - - -
137
-
4
141
Foreign currency translation loss (excluding loss of $
2
attributable to redeemable noncontrolling interests) - - - -
(43)
-
(43)
Unrealized gain from foreign currency hedging activities,
net of tax of $
3
- - - -
6
-
6
Dividends declared - - - - -
(1)
(1)
Change in fair value of redeemable noncontrolling interests - -
28
- - -
28
Initial noncontrolling interests and adjustments related to
business acquisitions - -
(1)
- -
-
(1)
Repurchases and retirement of common stock
(659,681)
-
(6)
(44)
- -
(50)
Stock-based compensation expense
23,985
-
14
- - -
14
Stock issued upon exercise of stock options
3,884
- - - - - -
Shares withheld for payroll taxes
(9,183)
-
-
- - -
-
Settlement of stock-based compensation awards
72
-
-
- - -
-
Transfer of charges in excess of

capital
- -
(35)
35
- - -
Balance, September 30, 2023
129,935,883
$
1
$
-
$
3,897
$
(247)
$
629
$
4,280
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
Dividends declared - - - - -
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
Accumulated
Common Stock Additional Other Total
$.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 31, 2022
131,792,817
$
1
$
-
$
3,678
$
(233)
$
649
$
4,095
Net income (excluding $
11

attributable to redeemable
noncontrolling interests) - - -
398
-
10
408
Foreign currency translation loss (excluding loss of $
1
attributable to redeemable noncontrolling interests) - - - -
(16)
-
(16)
Unrealized gain from foreign currency hedging activities,
net of tax of $
1
- - - -
2
-
2
Dividends declared - - - - -
(28)
(28)
Change in fair value of redeemable noncontrolling interests - -
14
- - -
14
Initial noncontrolling interests and adjustments related to
business acquisitions - -
-
- -
(2)
(2)
Repurchases and retirement of common stock
(2,521,695)
-
(26)
(175)
- -
(201)
Stock-based compensation expense
1,060,883
-
38
- - -
38
Stock issued upon exercise of stock options
19,744
-
1
- - -
1
Shares withheld for payroll taxes
(415,048)
-
(32)
- - -
(32)
Settlement of stock-based compensation awards
(818)
-
1
- - -
1
Transfer of charges in excess of

capital
- -
4
(4)
- - -
Balance, September 30, 2023
129,935,883
$
1
$
-
$
3,897
$
(247)
$
629
$
4,280
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
Dividends declared - - - - -
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
$
634
$
4,245

See accompanying notes.
8
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(in millions)
(unaudited)
Nine Months Ended
September 30, September 24,
2023 2022
Cash flows from operating activities:
Net income $
419
$
515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
180
160
Non-cash restructuring charges
13
-
Stock-based compensation expense
38
44
Provision for losses on trade and other accounts receivable
7
2
Benefit from deferred income taxes
(4)
(20)
Equity in earnings of affiliates
(10)
(12)
Distributions from equity affiliates
12
12
Changes in unrecognized tax benefits
5
1
Other
(11)
(25)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable
(72)
(93)
Inventories
180
(9)
Other current assets
(55)
(96)
Accounts payable and accrued expenses
(170)
(131)
Net cash provided by operating activities
532
348
Cash flows from investing activities:
Purchases of fixed assets
(108)
(67)
Payments related to equity investments and business acquisitions, net of cash acquired
(668)
(127)
Proceeds from loan to affiliate
4
9
Other
(36)
(26)
Net cash used in investing activities
(808)
(211)
Cash flows from financing activities:
Net change in bank borrowings
(98)
51
Proceeds from issuance of long-term debt
1,158
165
Principal payments for long-term debt
(457)
(58)
Debt issuance costs
(3)
-
Proceeds from issuance of stock upon exercise of stock options
1
2
Payments for repurchases and retirement of common stock
(200)
(200)
Payments for taxes related to shares withheld for employee taxes
(34)
(30)
Distributions to noncontrolling shareholders
(41)
(18)
Acquisitions of noncontrolling interests in subsidiaries
(19)
(33)
Net cash provided by (used in) financing activities
307
(121)
Effect of exchange rate changes on cash and cash equivalents
18
(11)
Net change in cash and cash equivalents
49
5
Cash and cash equivalents, beginning of period
117
118
Cash and cash equivalents, end of period $
166
$
123

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

The results of
operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to
be expected for any other interim period or for the year ending December 30, 2023.
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

At
September 30, 2023 and December 31, 2022, certain trade accounts receivable that can only be used to settle
obligations of this VIE were $
0

million and $
327

million, respectively, and the liabilities of this VIE where the creditors have recourse to us were $
0

million and $
255

million, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
10
Note 2 – Critical Accounting Policies, Accounting Standard Adopted,

and Recently Issued Accounting
Standards
Critical Accounting Policies

There have been no material changes in our critical accounting policies during the nine months ended September
30, 2023, as compared to the critical accounting policies described in Item 7 of our Annual Report on Form 10-K
for the year ended December 31, 2022.
Accounting Standard Adopted
During the quarter ended September 30, 2023, we adopted Accounting

Standards Codification (“ASC”) Topic 848,
Reference Rate Reform (Topic 848).

The adoption of Topic 848 did not have a material impact on our condensed consolidated financial statements.
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

Three Months Ended Nine Months Ended
September 30, 2023 September 30, 2023
North
America International Global
North
America International Global
Net sales:
Health care distribution
Dental $
1,134
$
748
$
1,882
$
3,447
$
2,290
$
5,737
Medical
1,044
26
1,070
2,920
71
2,991
Total health care distribution
2,178
774
2,952
6,367
2,361
8,728
Technology

and value-added services
185
25
210
519
75
594
Total net sales $
2,363
$
799
$
3,162
$
6,886
$
2,436
$
9,322
Three Months Ended Nine Months Ended
September 24, 2022 September 24, 2022
North
America International Global
North
America International Global
Net sales:
Health care distribution
Dental $
1,131
$
654
$
1,785
$
3,360
$
2,106
$
5,466
Medical
1,088
18
1,106
3,215
59
3,274
Total health care distribution
2,219
672
2,891
6,575
2,165
8,740
Technology

and value-added services
155
21
176
469
67
536
Total net sales $
2,374
$
693
$
3,067
$
7,044
$
2,232
$
9,276
Deferred Revenue
At September 30, 2023, the current and non-current portion of contract liabilities were $
86

million and $
9

million,
respectively.

During the nine months ended September 30, 2023, we recognized,

in net sales, $
70

million of the
amount that was previously deferred at December 31, 2022.

At December 31, 2022, the current portion of contract
liabilities of $
86

million was reported in accrued expenses: other, and $

million related to non-current contract
liabilities was reported in other liabilities.

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

Three Months Ended Nine Months Ended
September 30, September 24, September 30, September 24,
2023 2022 2023 2022
Net Sales:
Health care distribution (1)
Dental $
1,882
$
1,785
$
5,737
$
5,466
Medical
1,070
1,106
2,991
3,274
Total health care distribution
2,952
2,891
8,728
8,740
Technology

and value-added services
(2)
210
176
594
536
Total $
3,162
$
3,067
$
9,322
$
9,276
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

Three Months Ended Nine Months Ended
September 30, September 24, September 30, September 24,
2023 2022 2023 2022
Operating Income:
Health care distribution $
160
$
179
$
471
$
579
Technology

and value-added services
40
32
105
96
Total $
200
$
211
$
576
$
675

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
During the nine months ended September 30, 2023 we completed accounting for certain acquisitions that occurred
in the year ended December 31, 2022.

In relation to these acquisitions, we did not record material adjustments in
our condensed consolidated financial statements relating to changes in estimated values of assets acquired,
liabilities assumed and contingent consideration assets and liabilities.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
14
Acquisition of S.I.N. Implant System
On July 5, 2023 we acquired a

100
% voting equity interest in S.I.N. Implant System (“S.I.N.”), one of Brazil’s
leading manufacturers of dental implants.

Based in São Paulo and founded in 2003, S.I.N. manufactures

an
extensive line of products to perform dental implant procedures and is focused on advancing the development of
value-priced dental implants.

S.I.N. recently expanded the distribution of its products into the United

States and
other international markets.
The following table aggregates

the preliminary estimated fair value, as of the date of acquisition, of consideration
paid and net assets acquired in the S.I.N.:

2023
Acquisition consideration:
Cash $
326
Total consideration $
326
Identifiable assets acquired and liabilities assumed:
Current assets $
75
Intangible assets
155
Other noncurrent assets
33
Current liabilities
(33)
Long-term debt
(22)
Deferred income taxes
(55)
Other noncurrent liabilities
(27)
Total identifiable

net assets
126
Goodwill
200
Total net assets acquired $
326
Goodwill is a result of expected synergies that are expected to originate from the acquisition as well as the expected
growth potential of S.I.N.

The acquired goodwill is not deductible for tax purposes.
The following table summarizes the preliminary identifiable intangible assets acquired as part of the acquisition of
S.I.N.:

2023 Estimated Useful Lives (in years)
Customer relationships and lists $
78
10
Trademarks/ Tradenames
9
5
Non-compete agreements
1
5
Product development
38
7
Other
29
5
Total $
155
The accounting for the acquisition of S.I.N. has not been completed in several areas, including but not limited to
pending assessments of accounts receivable, inventory, intangible assets, right-of-use lease assets, accrued liabilities and income and non-income based taxes.

To assist management in the allocation of consideration,

we
engaged valuation specialists to determine the fair value of intangible and tangible assets acquired and liabilities
assumed.

We
will finalize the amounts recognized as the information necessary to complete the analysis is
obtained.

We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

The pro forma financial information has not been presented because the impact of the S.I.N. acquisition

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
15
during the three and nine months ended September 30, 2023 was immaterial to our condensed consolidated
financial statements.
Acquisition of Biotech Dental
On April 5, 2023, we acquired a
57
% voting equity interest in Biotech Dental (“Biotech Dental”), which is a
provider of dental implants, clear aligners, individualized prosthetics,

and innovative digital dental software based
in France.

Biotech Dental has several important solutions for dental practices and dental labs, including Nemotec, a
comprehensive, integrated suite of planning and diagnostic software using open architecture that connects disparate
medical devices to create a digital view of the patient, offering greater diagnostic accuracy and an improved patient
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
Total consideration $
423
Identifiable assets acquired and liabilities assumed:
Current assets $
80
Intangible assets
119
Other noncurrent assets
76
Current liabilities
(51)
Long-term debt
(84)
Deferred income taxes
(38)
Other noncurrent liabilities
(22)
Total identifiable

net assets
80
Goodwill
343
Total net assets acquired $
423
Goodwill is a result of expected synergies that are expected to originate from the acquisition as well as the expected
growth potential of Biotech Dental.

The acquired goodwill is deductible for tax purposes.
The following table summarizes the preliminary identifiable intangible assets acquired as part of the acquisition of
Biotech Dental:

2023 Estimated Useful Lives (in years)
Customer relationships and lists $
60
10
Trademarks/ Tradenames
14
5
Non-compete agreements
1
5
Other
44
5
Total $
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

To assist management in the allocation of
consideration, we engaged valuation specialists to determine the fair value of intangible and tangible assets
acquired and liabilities assumed.

We will finalize the amounts recognized as the information necessary to complete the analysis is obtained.

We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

The pro forma financial information has not been presented because the impact of the Biotech
Dental acquisition during the three and nine months ended September

30, 2023 was immaterial to our condensed
consolidated financial statements.
Other 2023 Acquisitions
During the nine months ended September 30, 2023, we acquired companies within the health care distribution and
technology and value-added services segments.

Our acquired ownership interest ranged between
51
% to
100
%.
The following table aggregates

the preliminary estimated fair value, as of the date of acquisition, of consideration
paid and net assets acquired for these acquisitions during the nine months ended September 30, 2023.

2023
Acquisition consideration:
Cash $
167
Deferred consideration
4
Estimated fair value of contingent consideration payable
6
Fair value of previously held equity method investment
29
Redeemable noncontrolling interests
77
Total consideration $
283
Identifiable assets acquired and liabilities assumed:
Current assets $
32
Intangible assets
117
Other noncurrent assets
18
Current liabilities
(23)
Deferred income taxes
(13)
Long-term debt
(8)
Other noncurrent liabilities
(10)
Total identifiable

net assets
113
Goodwill
170
Total net assets acquired $
283

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
17
Goodwill is a result of the expected synergies and cross-selling opportunities that these acquisitions are expected to
provide for us, as well as the expected growth potential.

Approximately half of the acquired goodwill is deductible
for tax purposes.
In connection with an acquisition of a controlling interest of an affiliate, we recognized a gain of approximately $
18
million related to the remeasurement to fair value of our previously held equity investment, using a discounted cash
flow model based on Level 3 inputs, as defined in
Note 6 – Fair Value Measurements
.
The following table summarizes the preliminary identifiable intangible assets acquired during the nine months
ended September 30, 2023 and their estimated useful lives as of the date of the acquisition:

2023 Estimated Useful Lives (in years)
Customer relationships and lists $
76
2
-
12
Trademarks/ Tradenames
9
5
-
10
Non-compete agreements
2
5
Product development
7
7
Patents
1
10
Other
22
5
Total $
117
The pro forma financial information has not been presented because the impact of the acquisitions during the three
and nine months ended September 30, 2023 was immaterial to our condensed consolidated financial statements.
Acquisition Costs
During the nine months ended September 30, 2023 and September 24, 2022 we incurred $
18

million and $
6
million, respectively, in acquisition costs, which are included in “selling, general and administrative” within our condensed consolidated statements of income.

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

Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
classified as Level 3 within the fair value hierarchy, and as of September 30, 2023 and December 31, 2022 was
estimated at $
1,899

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

Our derivative
instruments primarily include foreign currency forward agreements related to certain intercompany loans, certain
forecasted inventory purchase commitments with foreign suppliers,

foreign currency forward contracts to hedge a
portion of our euro-denominated foreign operations which are designated as net investment hedges, hedging of the
floating interest rate to a fixed interest rate on our $
750

million term loan

(see
Note 8 – Debt

for additional
information)
, and a total return swap for the purpose of economically hedging our unfunded non-qualified
supplemental executive retirement plan (the “SERP”) and our deferred compensation plan (the “DCP”).

See
Note 7
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
Note 13 – Redeemable Noncontrolling
Interests

for additional information.
The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring
basis classified under the appropriate level of the fair value hierarchy as of

September 30, 2023 and December 31,
2022:

September 30, 2023
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
30
$
-
$
30
Derivative contracts undesignated
-
1
-
1
Total assets $
-
$
31
$
-
$
31
Liabilities:
Derivative contracts designated as hedges $
-
$
2
$
-
$
2
Derivative contracts undesignated
-
1
-
1
Total return

swaps
-
4
-
4
Total liabilities $
-
$
7
$
-
$
7
Redeemable noncontrolling interests $
-
$
-
$
821
$
821
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

(unaudited
)
20
Note 7 – Derivatives and Hedging Activities
We are exposed to market risks as well as changes in foreign currency exchange rates as measured against the U.S.
dollar and changes to the credit risk of the derivative counterparties.

We attempt to minimize these risks by
primarily using interest rate swaps, foreign currency forward contracts and by maintaining counter-party credit
limits.

These hedging activities provide only limited protection

against interest rate, currency exchange and credit
risks.

Factors that could influence the effectiveness of our hedging programs include market interest rates, currency
markets and availability of hedging instruments and liquidity of the credit markets.

All interest rate swaps and
foreign currency forward contracts that we enter into are components of hedging programs and are entered into for
the sole purpose of hedging an existing or anticipated interest rate or currency exposure.

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

Gains and losses related to these net investment hedges are recorded in accumulated other
comprehensive loss within our condensed consolidated balance sheets.

Amounts excluded from the assessment of
hedge effectiveness are included in interest expense within our condensed consolidated statements of income.

The
aggregate notional value of this net investment hedge, which matured on
November 16, 2023
, is approximately
€
200

million.

During the three months ended September 30, 2023 and September

24, 2022, we recorded an
increase of $
4

million and $
15

million, respectively, within other comprehensive income related to these foreign currency forward contracts.

During the nine months ended September 30, 2023 and September 24, 2022,

we
recorded an increase of $
1

million and $
26

million, respectively, within other comprehensive income related to these foreign currency forward contracts.

See
Note 6 – Fair Value Measurements

for additional information.
On
March 20, 2020
, we entered into a total return swap for the purpose of economically hedging our unfunded non-
qualified SERP and our DCP.

This swap will offset changes in our SERP and DCP liabilities.

At the inception, the
notional value of the investments in these plans was $
43

million.

At September 30, 2023, the notional value of the
investments in these plans was $
86

million.

At September 30, 2023, the financing blended rate for

this swap was
based on the Secured Overnight Financing Rate (“SOFR”) of
5.31
% plus
0.52
%, for a combined rate of
5.83
%.

For
the three months ended September 30, 2023 and September 24, 2022, we have recorded a loss, within selling,
general and administrative in our condensed consolidated statement of income, of approximately $
7

million and $
2
million, respectively, net of transaction costs, related to this undesignated swap.

For the nine months ended
September 30, 2023 and September 24, 2022,

we have recorded a loss, within selling, general and administrative in
our condensed consolidated statement of income, of approximately $
1

million and $
8

million, respectively, net of
transaction costs, related to this undesignated swap.
On July 11, 2023, we entered into interest rate swap agreements to hedge the cash flow of our variable rate $
750
million floating debt term loan facility, with
three years

maturity, effectively changing the floating rate portion of
our obligation to a fixed rate.

Under the terms of the interest rate swap agreements, we receive variable interest
payments based on the one-month Term SOFR rate and pay interest at a fixed rate.

As of September 30, 2023, the
notional value of the interest rate swap agreements was $
745

million.

For the three and nine months ended
September 30, 2023, we recorded, within accumulated other comprehensive loss within our condensed consolidated
balance sheets, a gain of $
4

million related to the change in the fair value of these interest rate swap agreements,
since we have designated these swaps agreements as cash flow hedges.
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

Amounts related to our
hedging activities are recorded in prepaid expenses and other and/or accrued expenses: other within our condensed
consolidated balance sheets.

Our hedging activities have historically not had a material impact on our condensed
consolidated financial statements.

Accordingly, additional disclosures related to derivatives and hedging activities required by ASC 815 have been omitted.
Note 8 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:

September 30, December 31,
2023 2022
Revolving credit agreement $
-
$
-
Other short-term bank credit lines
12
103
Total $
12
$
103
Revolving Credit Agreement
On
August 20, 2021
, we entered into a $
1.0

billion revolving credit agreement (the “Revolving Credit Agreement”)
which was scheduled to mature on
August 20, 2026
.

On
July 11, 2023
, we amended and restated the Revolving
Credit Agreement to, among other things, extend the maturity date to
July 11, 2028

and update the interest rate
provisions to reflect the current market approach for a multicurrency facility.

The interest rate on this revolving
credit facility is based on Term Secured Overnight Financing Rate (“Term SOFR”) plus a spread based on our leverage ratio at the end of each financial reporting quarter.

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

As of September 30, 2023 and December 31, 2022, we had $
0
million and $
0

million in borrowings, respectively under this revolving credit facility.

As of September 30, 2023
and December 31, 2022, there were $
9

million and $
9

million of letters of credit, respectively, provided to third parties under this credit facility.
Other Short-Term Bank Credit

Lines
As of September 30, 2023 and December 31, 2022, we had various other short-term bank credit lines available, in
various currencies, with a maximum borrowing capacity of $
366

million and $
402

million, respectively.

As of
September 30, 2023 and December 31, 2022, $
12

million and $
103

million, respectively, were outstanding.

At
September 30, 2023 and December 31, 2022, borrowings under all of these credit lines had a weighted average
interest rate of
4.34
% and
10.11
%, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
22
Long-term debt
Long-term debt consisted of the following:

September 30, December 31,
2023 2022
Private placement facilities $
1,074
$
699
U.S. trade accounts receivable securitization
-
330
Term loan
745
-
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates
ranging from
0.00
% to
9.42
% at September 30, 2023 and
ranging from
0.00
% to
3.50
% at December 31, 2022
58
7
Finance lease obligations
10
10
Total
1,887
1,046
Less current maturities
(72)
(6)
Total long-term debt $
1,815
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
3.65
%, as of September 30, 2023 are presented in the following table:

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

to
three years
.

This facility agreement has a
purchase limit of $
450

million with
two

banks as agents, and expires on
December 15, 2025
.
As of September 30, 2023 and December 31, 2022, the borrowings outstanding under this securitization facility
were $
0

million and $
330

million, respectively.

At September 30, 2023, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of
5.59
% plus
0.75
%, for a combined rate of
6.34
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
Term Loan
On July 11, 2023, we entered into a three-year

$
750

million term loan credit agreement (the “Term Credit
Agreement”).

The interest rate on this term loan is based on the Term SOFR plus a spread based on our leverage ratio at the end of each financial reporting quarter.

This term loan matures on July 11, 2026.

As of September 30,
2023, the borrowings outstanding under this term loan were $
745

million.

At September 30, 2023, the interest on
this Term Credit Agreement was
5.33
% plus
1.35
% for a combined rate of
6.68
%.

However, we have a hedge in
place

(see
Note 7 – Derivatives and Hedging Activities

for additional information)
that ultimately creates an
effective fixed rate of
5.79
%.

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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
24
Note 9 – Income Taxes

For the nine months ended September 30, 2023 our effective tax rate was
22.5
%, compared to
23.5
% for the prior
year period.

The difference between our effective tax rate and the federal statutory tax rate primarily relates to state
and foreign income taxes and interest expense.
The total amount of unrecognized tax benefits, which are included in

“other liabilities” within our condensed
consolidated balance sheets, as of September 30, 2023 and December 31,

2022 was $
110

million and $
94

million,
respectively, of which $
102

million and $
80

million, respectively, would affect the effective tax rate if recognized.

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

The
amount of tax interest expense was $
3

million for the nine months ended September 30, 2023 and $
1

million for the
nine months ended September 24, 2022.

The total amount of accrued interest is included in “other

liabilities,” and
was $
15

million as of September 30, 2023 and $
12

million as of December 31, 2022.

The amount of penalties
accrued for during the periods presented were not material to our condensed consolidated financial statements.
Note 10 – Plan of Restructuring

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
During the three months ended September 30, 2023 and September 24, 2022,

we recorded restructuring costs of
$
11

million and $
9

million, respectively.

During the nine months ended September 30, 2023 and September

24,
2022, we recorded restructuring costs of $
59

million and $
9

million, respectively.

The restructuring costs for these
periods primarily related to severance and employee-related costs,

accelerated amortization of right-of-use lease
assets and fixed assets, and other lease exit costs.

Included in restructuring costs for the nine months ended
September 30, 2023 were immaterial amounts related to the disposal of an unprofitable U.S. business initiated
during 2022 and completed during the first quarter of 2023.
On August 26, 2022, we acquired Midway Dental Supply.

In connection with this acquisition, during the three
months ended September 24, 2022, we recorded integration costs of $
1

million related to one-time employee and
other costs, as well as restructuring charges of $
2

million, which are included in the $

million of restructuring
charges discussed above.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
25
Restructuring and integration costs recorded for the three and nine months ended September 30, 2023 and
September 24, 2022, consisted of the following:

Three Months Ended September 30, 2023
Health-Care Distribution
Technology

and
Value-Added
Services
Restructuring
Costs
Integration
Costs
Restructuring
Costs Total
Severance and employee-related costs $
6
$ - $
-
$
6
Accelerated depreciation and amortization
3
-
1
4
Exit and other related costs
1
-
-
1
Total restructuring

and integration costs
$
10
$ - $
1
$
11
Three Months Ended September 24, 2022
Health-Care Distribution
Technology

and
Value-Added
Services
Restructuring
Costs
Integration
Costs
Restructuring
Costs Total
Severance and employee-related costs $
6
$ - $ - $
6
Accelerated depreciation and amortization
2
- -
2
Exit and other related costs
1
- -
1
Integration employee-related and other costs -
1
-
1
Total restructuring

and integration costs
$
9
$
1
$ - $
10

Nine Months Ended September 30, 2023
Health-Care Distribution
Technology

and
Value-Added
Services
Restructuring
Costs
Integration
Costs
Restructuring
Costs Total
Severance and employee-related costs $
36
$ - $
4
$
40
Accelerated depreciation and amortization
12
-
2
14
Exit and other related costs
3
-
1
4
Loss on disposal of a business
1
- -
1
Total restructuring

and integration costs
$
52
$ - $
7
$
59
Nine Months Ended September 24, 2022
Health-Care Distribution
Technology

and
Value-Added
Services
Restructuring
Costs
Integration
Costs
Restructuring
Costs Total
Severance and employee-related costs $
6
$ - $ - $
6
Accelerated depreciation and amortization
2
- -
2
Exit and other related costs
1
- -
1
Integration employee-related and other costs -
1
-
1
Total restructuring

and integration costs
$
9
$
1
$ - $

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
26
The following table summarizes,

by reportable segment, the activity related to the liabilities associated with our
restructuring initiatives

for the period ended September 30, 2023.

The remaining accrued balance of restructuring
costs as of September 30, 2023, which primarily relates to severance and employee-related costs, is included in
accrued expenses: other within our condensed consolidated balance sheet.

Liabilities related to exited leased
facilities are recorded within our current and non-current operating lease liabilities within our condensed
consolidated balance sheet.

Technology

and
Health Care Value-Added
Distribution Services Total
Balance, December 31, 2022 $
21
$
3
$
24
Restructuring and integration costs
52
7
59
Non-cash asset impairment and accelerated
depreciation and amortization of right-of-use lease
assets and other long-lived assets
(12)
(2)
(14)
Non-cash impairment on disposal of a business
1
-
1
Cash payments and other adjustments
(37)
(6)
(43)
Balance, September 30, 2023 $
25
$
2
$

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
27
Note 11 – Legal Proceedings
Henry Schein, Inc. has been named as a defendant in multiple opioid related lawsuits (currently less than one-
hundred and seventy-five (
175
); one or more of Henry Schein, Inc.’s subsidiaries is also named as a defendant in a number of those cases).

Generally, the lawsuits allege that the manufacturers of prescription opioid drugs engaged in a false advertising campaign to expand the market for such drugs and their own market share and that the entities
in the supply chain (including Henry Schein, Inc. and its subsidiaries) reaped financial rewards by refusing or
otherwise failing to monitor appropriately and restrict the improper distribution of those drugs.

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
(and
26
other hospitals located throughout the State of Florida) in Florida state court, which is currently scheduled
for a jury trial in September 2025.

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
As of September 30, 2023, we had accrued our best estimate of potential losses relating to claims that were
probable to result in liability and for which we were able to reasonably estimate a loss.

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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
28
Note 12 – Stock-Based Compensation

Stock-based awards are provided to certain employees under the terms of our 2020 Stock Incentive Plan and to
non-employee directors under the terms of our 2023 Non-Employee Director

Stock Incentive Plan (formerly known
as the 2015 Non-Employee Director Stock Incentive Plan) (together, the “Plans”).

The Plans are administered by
the Compensation Committee of the Board of Directors (the “Compensation

Committee”).

Historically, equity-
based awards to our employees have been granted solely in the form of time-based and performance-based
restricted stock units (“RSUs”) with the exception of our 2021 plan year in which non-qualified stock options

were
issued in place of performance-based RSUs.

In 2022, we granted time-based and performance-based RSUs,

as well
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

During the nine months
ended September 30, 2023 we did
no
t grant any stock options.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
29

Our accompanying condensed consolidated statements of income reflect pre-tax share-based compensation expense
of $
14

million ($
11

million after-tax) and $
38

million ($
30

million after-tax) for the three and nine months ended
September 30, 2023, respectively.

For the three and nine months ended September 24, 2022, we

recorded pre-tax
share-based compensation expense of $
17

million ($
13

million after-tax) and $
44

million ($
34

million after-tax),
respectively.
Total unrecognized compensation cost related to unvested awards as of September 30, 2023 was $
83

million, which
is expected to be recognized over a weighted-average period of approximately
2.5

years.
Our accompanying condensed consolidated statements of cash flows present our stock-based compensation expense
as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.

In
the accompanying condensed consolidated statements of cash flows, there were no benefits associated with tax
deductions in excess of recognized compensation as a cash inflow from financing activities for the nine months
ended September 30, 2023 and September 24, 2022, respectively.

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
The following table summarizes the stock option activity during the nine months ended September 30, 2023:

Stock Options
Weighted Average Weighted Average Aggregate
Exercise Remaining Contractual

Intrinsic
Shares Price Life (in years)

Value
Outstanding at beginning of period
1,117,574
$
71.38
Exercised
(21,204)
62.74
Forfeited
(10,399)
78.32
Outstanding at end of period
1,085,971
$
71.48
7.8
$
8
Options exercisable at end of period
573,620
$
68.39

Weighted Average Weighted Average Aggregate
Number of Exercise Remaining Contractual Intrinsic
Options Price Life (in years) Value
Vested

or expected to vest
508,728
$
75.04
8.0
$
3

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
30
The following tables summarize the activity of our unvested RSUs for the nine months ended September 30, 2023:

Time-Based Restricted Stock Units Performance-Based Restricted Stock Units
Weighted Average Weighted Average
Grant Date Fair Intrinsic Value Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share Shares/Units Value Per Share Per Share
Outstanding at beginning of period
1,756,044
$
66.59
520,916
$
60.23
Granted
417,873
77.61
382,387
80.65
Vested
(429,425)
61.91
(631,458)
60.65
Forfeited
(75,227)
71.59
(55,510)
76.82
Outstanding at end of period
1,669,265
$
70.38
$
74.25
216,335
$
69.54
$
74.25
Note 13 – Redeemable Noncontrolling Interests
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

September 30, December 31,
2023 2022
Balance, beginning of period $
576
$
613
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(19)
(31)
Increase in redeemable noncontrolling interests due to business acquisitions
281
4
Net income attributable to redeemable noncontrolling interests
11
21
Dividends declared
(13)
(21)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests
(1)
(6)
Change in fair value of redeemable securities
(14)
(4)
Balance, end of period $
821
$
576

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
31

Note 14 – Comprehensive Income
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
(38)
$
(37)
Attributable to noncontrolling interests:
Foreign currency translation adjustment $
(1)
$
(1)
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(252)
$
(236)
Unrealized gain from foreign currency hedging activities
7
5
Pension adjustment loss
(2)
(2)
Accumulated other comprehensive loss $
(247)
$
(233)
Total Accumulated

other comprehensive loss
$
(286)
$
(271)
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

Three Months Ended Nine Months Ended
September 30, September 24, September 30, September 24,
2023 2022 2023 2022
Net income $
143
$
162
$
419
$
515
Foreign currency translation loss
(45)
(89)
(17)
(176)
Tax effect
-
-
-
-
Foreign currency translation loss
(45)
(89)
(17)
(176)
Unrealized gain from foreign currency hedging

activities
9
15
3
27
Tax effect
(3)
(4)
(1)
(7)
Unrealized gain from foreign currency hedging

activities
6
11
2
20
Pension adjustment gain
-
2
-
2
Tax effect
-
(1)
-
(1)
Pension adjustment gain
-
1
-
1
Comprehensive income $
104
$
85
$
404
$
360
Our financial statements are denominated in the U.S. Dollar currency.

Fluctuations in the value of foreign
currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The
foreign currency translation loss during the nine months ended September

30, 2023 and nine months ended
September 24, 2022 was primarily due to changes in foreign currency exchange rates of the Australian Dollar,
Brazilian Real, British Pound, Canadian Dollar, Chinese Yuan, and Euro.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
32
The following table summarizes our total comprehensive income, net of applicable taxes as follows:

Three Months Ended Nine Months Ended
September 30, September 24, September 30, September 24,
2023 2022 2023 2022
Comprehensive income attributable to
Henry Schein, Inc. $
100
$
79
$
384
$
350
Comprehensive income attributable to
noncontrolling interests
4
2
10
4
Comprehensive income attributable to
redeemable noncontrolling interests
-
4
10
6
Comprehensive income $
104
$
85
$
404
$
360
Note 15

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

Three Months Ended Nine Months Ended
September 30, September 24, September 30, September 24,
2023 2022 2023 2022
Basic
130,388,353
135,608,678
130,888,717
136,731,413
Effect of dilutive securities:
Stock options and restricted stock units
1,053,782
1,475,371
1,260,455
1,756,841
Diluted
131,442,135
137,084,049
132,149,172
138,488,254
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:

Three Months Ended Nine Months Ended
September 30, September 24, September 30, September 24,
2023 2022 2023 2022
Stock options
424,005
482,497
426,237
310,565
Restricted stock units
7,362
445,994
15,072
261,718
Total anti-dilutive

securities excluded from earnings per
share computation
431,367
928,491
441,309
572,283

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
33
Note 16 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Nine Months Ended
September 30, September 24,
2023 2022
Interest $
52
$
29
Income taxes
178
235
During the nine months ended September 30, 2023 and September 24, 2022,

we had $
3

million and $
27

million of
non-cash net unrealized gains related to foreign currency hedging activities,

respectively.

See
Note 7 – Derivatives
and Hedging Activities

for
additional information related to our total return swap and our interest rate swap
agreements.

Note 17 – Related Party Transactions
In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was
formed on July 1, 2018, we entered into a ten-year

royalty agreement with Internet Brands whereby we will pay
Internet Brands approximately $
31

million annually for the use of their intellectual property.

During the three and
nine months ended September 30, 2023, we recorded $
8

million and $
23

million, respectively, in connection with
costs related to this royalty agreement.

During the three and nine months ended September 24, 2022, we recorded
$
8

million and $
23

million, respectively, in connection with costs related to this royalty agreement.

As of
September 30, 2023 and December 31, 2022, Henry Schein One, LLC had

a net payable balance due to Internet
Brands of $
10

million and $
9

million, respectively, comprised of amounts related to results of operations and the royalty agreement.

The components of this payable are recorded within accrued expenses:

other, within our
condensed consolidated balance sheets.
During our normal course of business, we have interests in entities that we account for under the equity accounting method.

During the three and nine months ended September 30, 2023, we recorded net sales of $
10

million and
$
33

million, respectively, to such entities.

During the three and nine months ended September 24, 2022, we recorded net sales of $
13

million and $
35

million, respectively, to such entities.

During the three and nine months
ended September 30, 2023, we purchased $
1

million and $
7

million, respectively, from such entities.

During the
three and nine months ended September 24, 2022, we purchased $
1

million and $
9

million, respectively, from such
entities.

At September 30, 2023 and December 31, 2022, we had an aggregate of $
33

million and $
36

million,
respectively, due from our equity affiliates, and $
5

million and $
6

million, respectively, due to our equity affiliates.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

These
leases are classified as operating leases and have a remaining lease term ranging from less than
one year

to
14
years.

As of September 30, 2023, current and non-current liabilities associated with related party operating leases
were $
5

million and $
24

million, respectively.

Related party leases represented
6.9
% and
7.6
% of the total current
and non-current operating lease liabilities.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
34
Note 18 – Subsequent Event

On October 14, 2023, we became aware of a cybersecurity incident that primarily affected the operations of our
North American and European dental and medical distribution businesses.

Henry Schein One, our practice
management software, revenue cycle management and patient relationship management solutions business was not
affected, and our manufacturing businesses and our equipment sales and service operations were mostly unaffected.
Once we became aware of the issue, we took steps to assess, contain and remediate this incident.

Our distribution
operations resumed and we reactivated our ecommerce platform.

We also notified law enforcement and our
customers and suppliers informing them of both the incident and management’s efforts to mitigate its impact on our
daily operations.

As previously disclosed, while our forensic investigation is still ongoing, we have determined that
a data breach occurred.

We are notifying potentially affected parties as appropriate.
On November 22, 2023, we experienced a disruption to our ecommerce platform and related applications. The
Company has restored its ecommerce platform and certain other applications in the United States, Canada and
certain European countries.

Our ecommerce platform in the remaining European countries and other applications are expected to follow shortly.
We continue to review the impact of the incident on our business.

As previously disclosed, we believe the incident
will adversely impact our financial results for the fourth quarter and full year 2023.

We maintain cyber insurance, subject to certain retentions and policy limitations.

There can be no assurance that
the insurance coverage we maintain is sufficient to cover costs and expenses related to this cybersecurity incident.

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

Forward looking statements include the overall impact of the Coronavirus

Disease 2019 (COVID-19) on us,
our results of operations, liquidity and financial condition (including any estimates of the impact on these items),
the rate and consistency with which dental and other practices resume or maintain normal operations in the United
States and internationally, expectations regarding PPE products and COVID-19 related product sales and inventory levels, whether additional resurgences or variants of the virus will adversely impact the resumption of normal
operations, whether supply chain disruptions will adversely impact our business, the impact of the cybersecurity
incident disclosed in the Company’s Current Report on Form 8-K filed on October 15, 2023 on our business and results of operations, including the accuracy of our estimates of the impact, the timing and extent of any recovery
on insurance claims, the impact of integration and restructuring programs as well as of any future acquisitions,
general economic conditions including exchange rates, inflation and recession, and more generally current
expectations regarding performance in current and future periods.

Forward looking statements also include (i) our
ability to have continued access to a variety of COVID-19 test types,

and COVID-19 vaccines and ancillary
supplies, and (ii) expectations regarding COVID-19 test sales, demand and inventory levels.
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
risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs
for our products or other service issues with our third-party shippers; general global and domestic macro-economic
and political conditions, including inflation, deflation, recession, fluctuations in energy pricing and the value of the
U.S. dollar as compared to foreign currencies, and changes to other economic indicators, international trade
agreements, potential trade barriers and terrorism; geopolitical wars;

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

new or unanticipated litigation developments and the status

of litigation matters; risks
associated with customs policies or legislative import restrictions; cyberattacks or other privacy or data security
breaches (including the recent October 2023 incident); risks associated with our global operations; our dependence
on our senior management, employee hiring and retention, and our relationships with customers, suppliers and

manufacturers; and disruptions in financial markets.

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

During the three and nine months ended September 30, 2023, we continued to experience a decrease in the sales of PPE and COVID-19 test kits, primarily due to ongoing decreases
in market prices for PPE (principally gloves) and lower market demand for COVID-19 test kits compared with the
same periods in the prior year, and we expect further decreases in sales in 2023 compared to the prior year.
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
assumptions.
Cybersecurity Incident
On October 14, 2023, we became aware of a cybersecurity incident that primarily affected the operations of our
North American and European dental and medical distribution businesses.

Henry Schein One, our practice
management software, revenue cycle management and patient relationship management solutions business was not
affected, and our manufacturing businesses and our equipment sales and service operations were mostly unaffected.
Once we became aware of the issue, we took steps to assess, contain and remediate this incident.

Our distribution
operations resumed and we reactivated our ecommerce platform.

We also notified law enforcement and our
customers and suppliers informing them of both the incident and management’s efforts to mitigate its impact on our
daily operations.

As previously disclosed, while our forensic investigation is still ongoing, we have determined that
a data breach occurred.

We are notifying potentially affected parties as appropriate.
On November 22, 2023, we experienced a disruption to our ecommerce platform and related applications. The
Company has restored its ecommerce platform and certain other applications in the United States, Canada and
certain European countries.

Our ecommerce platform in the remaining European countries and other applications are expected to follow shortly.

We continue to review the impact of the incident on our business.

As previously disclosed, we believe the incident
will adversely impact our financial results for the fourth quarter and full year 2023.

We maintain cyber insurance, subject to certain retentions and policy limitations.

There can be no assurance that
the insurance coverage we maintain is sufficient to cover costs and expenses related to this cybersecurity incident.
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
We are headquartered in Melville, New York,

employ approximately 24,000 people (of which approximately
11,500 are based outside of the United States) and have operations or affiliates in 33 countries and territories.

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
Aging Population and Other Market Influences
The health care products distribution industry continues to experience growth due to the aging population,
increased health care awareness, the proliferation of medical technology and testing, new pharmacological
treatments, and expanded third-party insurance coverage, partially offset by the effects of unemployment on
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
Certain of our businesses are subject to various additional federal, state,

local and foreign laws and regulations,
including with respect to the sale, transportation, importation, storage, handling and disposal of hazardous or
potentially hazardous substances; “forever chemicals” such as per-and polyfluoroalkyl substances (PFAS); and safe
working conditions.

In addition, certain of our businesses must operate in compliance with a variety of burdensome
and complex coding, billing and record-keeping requirements in order to substantiate claims for payment under
federal, state and commercial healthcare reimbursement programs.

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
Results of Operations
The following tables summarize the significant components of our operating results for the three and nine months
ended September 30, 2023 and September 24, 2022 and cash flows for the nine months ended September 30, 2023
and September 24, 2022:
Three Months Ended Nine Months Ended
September 30, September 24, September 30, September 24,
2023 2022 2023 2022
Operating results:
Net sales $ 3,162 $ 3,067 $ 9,322 $ 9,276
Cost of sales 2,167 2,153 6,386 6,444
Gross profit 995 914 2,936 2,832
Operating expenses:
Selling, general and administrative 725 648 2,149 2,010
Depreciation and amortization 59 45 152 137
Restructuring and integration costs 11 10 59 10
Operating income $ 200 $ 211 $ 576 $ 675
Other expense, net $ (21) $ (6) $ (48) $ (17)
Net income 143 162 419 515
Net income attributable to Henry Schein, Inc. 137 150 398 491
Nine Months Ended
September 30, September 24,
2023 2022
Cash flows:
Net cash provided by operating activities $ 532 $ 348
Net cash used in investing activities (808) (211)
Net cash provided by (used in) financing activities 307 (121)

Plan of Restructuring and Integration Costs
On August 1, 2022, we committed to a restructuring plan focused on funding the priorities of the strategic plan and
streamlining operations and other initiatives to increase efficiency.

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
During the three months ended September 30, 2023 and September 24, 2022,

we recorded restructuring costs of
$11 million and $9 million, respectively.

During the nine months ended September 30, 2023 and September

24,
2022, we recorded restructuring costs of $59 million and $9 million, respectively.

The restructuring costs for these
periods primarily related to severance and employee-related costs,

accelerated amortization of right-of-use lease
assets and fixed assets, and other lease exit costs.

Included in restructuring costs for the nine months ended
September 30, 2023 were immaterial amounts related to the disposal of an unprofitable U.S. business initiated
during 2022 and completed during the first quarter of 2023.
On August 26, 2022, we acquired Midway Dental Supply.

In connection with this acquisition, during the three
months ended September 24, 2022, we recorded integration costs of $1 million related to one-time employee and
other costs, as well as restructuring charges of $2 million, which are included in the $9 million of restructuring
charges discussed above.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 24, 2022
Net Sales
Net sales were as follows:
September 30, % of September 24, % of Increase / (Decrease)
2023 Total 2022 Total $ %
Health care distribution (1)
Dental $ 1,882 59.5% $ 1,785 58.2% $ 97 5.4%
Medical 1,070 33.9 1,106 36.0 (36) (3.1)

Total health care distribution
2,952 93.4 2,891 94.2 61 2.1
Technology and value-added services (2) 210 6.6 176 5.8 34 18.8
Total $ 3,162 100.0% $ 3,067 100.0% $ 95 3.1%
The components of our sales growth were as follows:
Total Local
Currency
Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Currency Growth
Local Internal
Growth
Acquisition
Growth
Health care distribution (1)
Dental Merchandise 0.3% 4.8% 5.1% 1.8% 6.9%
Dental Equipment (2.0) 0.9 (1.1) 1.7 0.6
Total Dental (0.2) 3.8 3.6 1.8 5.4
Medical (4.6) 1.4 (3.2) 0.1 (3.1)
Total Health Care Distribution (1.9) 2.9 1.0 1.1 2.1
Technology and value-added services
(2)
9.6 8.6 18.2 0.6 18.8
Total (1.2) % 3.2% 2.0% 1.1% 3.1%
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
Global Sales
Global net sales for the three months ended September 30, 2023 increased 3.1%

and was primarily attributable to
acquisitions.

The components of our sales growth are presented in the table above.
The estimated increase in internally generated local currency sales, excluding

PPE products and COVID-19 test
kits, was 1.1%.

We estimate that sales of PPE products and COVID-19 test kits were approximately $175 million and $244 million for the three months ended September 30, 2023 and

September 24, 2022, respectively,
representing an estimated decrease of $69 million or 28.2%

versus the prior year, with the $69 million net decrease
year-over-year representing 2.2% of global net sales for the three months ended September 30, 2023.
Dental
Dental net sales for the three months ended September 30, 2023 increased 5.4%.

The components of our sales
growth are presented in the table above.

Our sales growth in local currency for dental merchandise was 5.1%

and
was primarily attributable to acquisitions.

Our decrease in sales in local currency for dental equipment was primarily attributable to a slowdown in digital equipment sales, partially offset by growth in North America for
traditional dental equipment.

The estimated increase in internally generated local currency sales, excluding

PPE products, was 0.3%.

We
estimate that sales of PPE products were approximately $83 million and

$94 million for the three months ended
September 30, 2023 and September 24, 2022,

respectively, representing an estimated decrease of $10 million or
11.0%

versus the prior year, with the $10 million net decrease year-over-year representing 0.5% of dental net sales for the three months ended September 30, 2023.

Medical
Medical net sales for the three months ended September 30, 2023 decreased

3.1%.

The components of this
decrease are presented in the table above.

The local currency decrease in medical sales is primarily attributable to
lower sales of PPE products and COVID-19 test kits.

The estimated increase in internally generated local currency sales, excluding

PPE products and COVID-19 test
kits, was 0.8%

and was adversely impacted by a replacement of branded pharmaceutical sales with lower priced
generic products and an increase in lower priced corporate brand sales.

We estimate that sales of PPE products and
COVID-19 test kits were approximately $92 million and $150 million for the three months ended September 30,
2023 and September 24, 2022,

respectively, representing an estimated decrease of $59 million or 39.0% versus the prior year, with the $59 million net decrease year-over-year representing 5.4%

of medical net sales for the three
months ended September 30, 2023.
Technology and value-added services
Technology and value-added services net sales for the three months ended September 30, 2023 increased 18.8%
driven by acquisitions and revenue of practice management solutions.

The components of our sales growth are
presented in the table above.

During the three months ended September 30, 2023, the trend for sales of practice
management software growth remains strong as we continued to increase the number of cloud-based users.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
September 30, Gross September 24, Gross Increase
2023 Margin % 2022 Margin % $ %
Health care distribution $ 851 28.8% $ 799 27.7% $ 52 6.5%
Technology and value-added services 144 68.7 115 65.0 29 25.5
Total $ 995 31.5 $ 914 29.8 $ 81 8.8
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

Health care distribution gross profit increased primarily due to the increase in net sales discussed above, including
$35 million of gross profit from acquisitions and gross margin expansion,

mainly as a result of a favorable impact
of sales mix of higher-margin products.

Technology and value-added services gross profit increased as a result of a higher gross profit from internally generated sales and gross profit of $13 million from acquisitions, as well as an increase in gross margin rates,
primarily due to product mix.
Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring and integration costs) by segment and in total were as follows:
% of % of
September 30, Respective September 24, Respective Increase
2023 Net Sales 2022 Net Sales $ %
Health care distribution $ 691 23.4% $ 620 21.5% $ 71 11.3%
Technology and value-added services 104 49.7 83 47.2 21 25.1
Total

$ 795 25.1 $ 703 22.9 $ 92 12.9
The net increase in operating expenses is attributable to the following:
Restructuring and
Integration Costs Operating Costs Acquisitions Total
Health care distribution $ - $ 65 $ 6 $ 71
Technology and value-added services 1 (8) 28 21
Total $ 1 $ 57 $ 34 $ 92
The restructuring and integration costs are primarily related to severance and employee-related costs, and other
lease exit costs.

The increase in operating costs includes increases in payroll and payroll related costs,

facility
related costs and consulting expenses in both of our reportable segments,

and increased acquisition expenses in our
healthcare distribution segment.
Other Expense, Net
Other expense, net was as follows:
September 30, September 24, Variance
2023 2022 $ %
Interest income $ 6 $ 1 $ 5 300.2%
Interest expense (25) (8) (17) (202.6)
Other, net (2) 1 (3) (292.4)
Other expense, net $ (21) $ (6) $ (15) (252.2)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings and increased interest rates.
Income Taxes
For the three months ended September 30, 2023 our effective tax rate was 21.9% compared to 22.7% for the prior
year period.

The difference between our effective tax rate and the federal statutory tax rate primarily relates to state
and foreign income taxes and interest expense.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September

24, 2022
Net Sales
Net sales were as follows:
September 30, % of September 24, % of Increase / (Decrease)
2023 Total 2022 Total $ %
Health care distribution
(1)
Dental $ 5,737 61.5% $ 5,466 58.9% $ 271 5.0%
Medical 2,991 32.1 3,274 35.3 (283) (8.6)
Total health care distribution 8,728 93.6 8,740 94.2 (12) (0.1)
Technology and value-added services
(2)
594 6.4 536 5.8 58 10.7
Total $ 9,322 100.0% $ 9,276 100.0% $ 46 0.5%
The components of our sales growth were as follows:
Total Local
Currency
Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Currency Growth
Local Internal
Growth
Acquisition
Growth
Health care distribution
(1)
Dental Merchandise 1.7% 4.0% 5.7% (0.4) % 5.3%
Dental Equipment 2.7 1.5 4.2 (0.4) 3.8
Total Dental 1.9 3.5 5.4 (0.4) 5.0
Medical (9.3) 0.7 (8.6) - (8.6)
Total Health Care Distribution (2.3) 2.4 0.1 (0.2) (0.1)
Technology and value-added services (2) 7.2 3.8 11.0 (0.3) 10.7
Total (1.7) % 2.5% 0.8% (0.3) % 0.5%
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
Global Sales
Global net sales for the nine months ended September 30, 2023 increased 0.5%.

The components of our sales
growth are presented in the table above.
The estimated increase in internally generated local currency sales, excluding

PPE products and COVID-19 test
kits, was 3.5%.

We estimate that sales of PPE products and COVID-19 test kits were approximately $540 million and $990 million for the nine months ended September 30, 2023 and

September 24, 2022, respectively,
representing an estimated decrease of $450 million or 45.5% versus the prior year, with the $450 million net decrease year-over-year representing 4.8% of global net sales for the nine months ended September 30,

2023.
Dental
Dental net sales for the nine months ended September 30, 2023 increased

5.0%.

The components of our sales
growth are presented in the table above.

Our sales growth in local currency for dental merchandise was primarily attributable to acquisitions.

Our sales growth in local currency for dental equipment was primarily attributable to
growth in traditional equipment sales in North America.

The estimated increase in internally generated local currency sales, excluding

PPE products and COVID-19 test
kits, was 3.8%.

We estimate that sales of PPE products were approximately $264 million and $351 million for the nine months ended September 30, 2023 and September 24, 2022, respectively, representing an estimated decrease of $87 million or 25.0%

versus the prior year, with the $87 million net decrease year-over-year representing 1.5%
of dental net sales for the nine months ended September 30, 2023.
Medical
Medical net sales for the nine months ended September 30, 2023 decreased

8.6%.

The components of this decrease
are presented in the table above.

The local currency decrease in medical sales is primarily attributable to lower
sales of PPE products and COVID-19 test kits and other point-of-care diagnostic products.
The estimated increase in internally generated local currency sales, excluding

PPE products and COVID-19 test
kits, was 2.3%.

We estimate that sales of PPE products and COVID-19 test kits were approximately $276 million and $639 million for the nine months ended September 30, 2023 and

September 24, 2022, respectively,
representing an estimated decrease of $363 million or 56.8% versus the prior year, with the $363 million net
decrease year-over-year representing 12.1% of medical net sales for the nine months ended September 30, 2023.
Technology and value-added services
Technology and value-added services net sales for the nine months ended September 30, 2023 increased 10.7%.

The components of our sales growth are presented in the table above.

During the nine months ended September 30,
2023, the trend for sales of practice management software growth remains strong as we continued to increase the
number of cloud-based users.

We also experienced increased demand for our revenue cycle management solutions.

The increase in sales during the quarter ended September 30, 2023 was partially offset by the expiration, during the
third quarter of 2022, of a modestly profitable government contract in one of our value-added services businesses.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
September 30, Gross September 24, Gross Increase
2023 Margin % 2022 Margin % $ %
Health care distribution $ 2,534 29.0% $ 2,482 28.4% $ 52 2.1%
Technology and value-added services 402 67.6 350 65.3 52 14.8
Total $ 2,936 31.5 $ 2,832 30.5 $ 104 3.7
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

Health care distribution gross profit for the nine months ended September 30, 2023 increased compared to the
prior-year period due to the increase in sales, mainly due to a reduction in sales of

PPE products and COVID-19

test kits offset by $74 million of gross profit from acquisitions and gross margin expansion as a result of a favorable
impact of sales mix of higher-margin products.

Technology and value-added services gross profit increased as a result of a higher gross profit from internally generated sales and gross profit of $18 million from acquisitions, as well as an increase in gross margin rates
primarily due to product mix and increases in productivity.
Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses;

depreciation and amortization; and
restructuring and integration costs) by segment and in total were as follows:
% of % of
September 30, Respective September 24, Respective Increase
2023 Net Sales 2022 Net Sales $ %
Health care distribution $ 2,063 23.6% $ 1,903 21.8% $ 160 8.4%
Technology and value-added services 297 50.1 254 47.4 43 17.0
Total

$ 2,360 25.3 $ 2,157 23.3 $ 203 9.4
The net increase in operating expenses is attributable to the following:
Restructuring and
Integration Costs Operating Costs Acquisitions Total
Health care distribution $ 42 $ 81 $ 37 $ 160
Technology and value-added services 7 4 32 43
Total $ 49 $ 85 $ 69 $ 203
The restructuring and integration costs are primarily related to severance and employee-related costs, accelerated
amortization of right-of-use lease assets and fixed assets, and other lease exit costs.

During the nine months ended
September 30, 2023, our operating expenses were favorably impacted by the recognition of a remeasurement gain
of $18 million following an acquisition of a controlling interest of a previously held equity investment.

The
increase in operating costs includes increases in payroll and payroll related costs,

travel, convention, consulting,
and occupancy expenses in both of our reportable segments and increased acquisition expenses in our healthcare
distribution segment.
Other Expense, Net
Other expense, net was as follows:
September 30, September 24, Variance
2023 2022 $ %
Interest income $ 12 $ 5 $ 7 132.2%
Interest expense (58) (23) (35) (153.4)
Other, net (2) 1 (3) (331.4)
Other expense, net $ (48) $ (17) $ (31) (184.5)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings and increased interest rates.
Income Taxes
For the nine months ended September 30, 2023 our effective tax rate was 22.5% compared to 23.5% for the prior
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
Note 8 – Debt

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

As
part of our BOLD+1 Strategic Plan, including pursuing focused mergers and acquisitions,

subsequent to September
30, 2023 we have announced acquisitions of companies specializing in clear aligners,

homecare medical products
delivered directly to patients, and dental practice transition services.
Net cash provided by operating activities was $532 million for the nine months ended September 30, 2023,
compared to net cash provided by operating activities of $348 million for the prior year.

The net change of $184
million was primarily due to a favorable change in working capital (primarily inventories), net of acquisitions,
partially offset by a decrease in operating income.
Net cash used in investing activities was $808 million for the nine months ended September 30, 2023, compared to
net cash used in investing activities of $211 million for the prior year.

The net change of $597 million was
primarily attributable to increased business combinations and investment activity.
Net cash provided by financing activities was $307 million for the nine months ended September 30, 2023,
compared to net cash used in financing activities of $121 million for the prior year.

The net change of $428 million
was primarily due to increased net borrowings from debt.

The following table summarizes selected measures of liquidity and capital resources:
September 30, December 31,
2023 2022
Cash and cash equivalents

$ 166 $ 117
Working

capital

(1)
2,020 1,764
Debt:
Bank credit lines

$ 12 $ 103
Current maturities of long-term debt

72 6
Long-term debt

1,815 1,040
Total debt

$ 1,899 $ 1,149
Leases:
Current operating lease liabilities $ 74 $ 73
Non-current operating lease liabilities 314 275
(1) Includes $0 million and $327 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at September 30, 2023 and December 31, 2022, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations increased to 43.7 days as of September 30, 2023
from 42.9 days as of September 24, 2022.

During the nine months ended September 30, 2023, we wrote

off
approximately $13 million of fully reserved accounts receivable against our trade receivable reserve.

Our inventory
turns from operations decreased to 4.5 as of September 30, 2023 from 4.7 as of September 24, 2022.

Our working
capital accounts may be impacted by current and future economic conditions.
Leases
We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles, and certain equipment.

Our leases have remaining terms of one year to approximately

18 years, some of which
may include options to extend the leases for up to 15 years.

As of September 30, 2023, our right-of-use assets
related to operating leases were $323 million and our current and non-current operating lease liabilities were $74
million and $314 million, respectively.
Stock Repurchases
On February 8, 2023, our Board of Directors authorized the repurchase of up to an additional $400 million in shares
of our common stock.
From March 3, 2003 through September 30, 2023, we repurchased $4.7 billion, or 89,702,364 shares, under our
common stock repurchase programs, with $315 million available as of September 30, 2023 for future common
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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, we acquired a 100% voting equity interest in S.I.N Implant System,
an implant manufacturer headquartered in Brazil.

The full integration of this acquisition, as well as our previously reported acquisition of Biotech Dental, will extend beyond year-end and, therefore, we anticipate excluding Biotech
Dental, and S.I.N. from our annual assessment of internal control over financial reporting as of December 30, 2023,
as permitted by SEC staff interpretive guidance for newly acquired businesses.
Post-acquisition integration related activities for other dental and medical businesses acquired during prior quarters
across the U.S., Europe, Australia, China, and Brazil will continue, and will be included in our annual assessment
of internal control over financial reporting as of December 30, 2023.

These acquisitions, the majority of which
utilize separate information and financial accounting systems, have been included in our condensed consolidated
financial statements since their respective dates of acquisition.

Finally, we continued systems implementation activities in the U.S. for two of our dental businesses.
The combination of acquisitions (including S.I.N., and Biotech Dental),

continued acquisition integrations and
systems implementation activities undertaken during the quarter and carried over from prior quarters when
considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter, all acquisitions, continued acquisition integrations and systems implementation activities involve necessary and appropriate change-management controls that are considered in our quarterly assessment of
changes in our internal control over financial reporting.
Subsequent to the September 30, 2023 quarter end, on October 14, 2023, we experienced a cybersecurity incident
that primarily affected the operations of our North American and European dental and medical distribution
businesses.

As part of the Company’s incident response plan, precautionary actions were taken to

contain the
incident including shutting down connectivity to networks and key business,

operating and financial accounting
systems globally.

In addition to notifying customers and all relevant law enforcement authorities, we engaged
external cyber-security experts to support our assessment of the cyber-incident’s impact as well as sanitize, rebuild and restore our information systems.

On November 22, 2023, we experienced a disruption to our ecommerce platform and related applications. The
Company has restored its ecommerce platform and certain other applications in the United States, Canada and
certain European countries.

Our ecommerce platform in the remaining European countries and other applications are expected to follow shortly.
In order to mitigate the impact of this disruption on our systems and on our ability to service customers, alternative
procedures and controls were temporarily implemented.

An investigation is ongoing to assess the impact on our
businesses and internal controls over financial reporting.
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

PART

II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

For a discussion of Legal Proceedings, see
Note 11–Legal Proceedings

of the Notes to the Condensed Consolidated
Financial Statements included under Item 1.
ITEM 1A. RISK FACTORS

Referring to risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended
December 31, 2022, and in particular the first risk factor under General Risks addressing security risks associated
with our information systems, the third paragraph is amended and restated

as follows:
While we have implemented measures to protect our IS systems, such measures may not prevent these events.

Any
such security incidents could disrupt our operations, harm our reputation, or otherwise have a material adverse
effect on our business.

In addition to immaterial prior incidents, in October 2023,

Henry Schein experienced a
cybersecurity incident that primarily affected the operations of our North American and European dental and
medical distribution businesses.

Henry Schein One, our practice management software, revenue cycle management
and patient relationship management solutions business was not affected, and our manufacturing businesses and our
equipment sales and service operations were mostly unaffected.

Once we became aware of the issue, we

took steps
to assess, contain and remediate this incident.

We restored affected systems and applications, our distribution operations resumed and we reactivated our ecommerce platform.

We also notified law enforcement and our
customers and suppliers, informing them of both the incident and management’s efforts to mitigate its impact on our daily operations. As previously disclosed, while our forensic investigation is still ongoing, we have determined
that a data breach occurred.

We are notifying potentially affected parties as appropriate.

On November 22, 2023,
we experienced a disruption to our ecommerce platform and related applications. The Company has restored its
ecommerce platform and certain other applications in the United States, Canada and certain European
countries.

Our ecommerce platform in the remaining European countries

and other applications are expected to
follow shortly.

We
continue to review the impact of the incident on the Company’s business.

As previously
disclosed, we believe the incident will adversely impact our financial results for the fourth quarter and full year
2023.

We maintain cyber insurance, subject to certain retentions and policy limitations.

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
repurchased under this program.
As of September 30, 2023, we had repurchased approximately $4.7 billion of common stock (89,702,364 shares)
under these initiatives, with $315 million available for future common stock share repurchases.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended September 30, 2023:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
7/2/2023 through 8/5/2023 -
$
- - 4,674,091
8/6/2023 through 9/2/2023 330,000 76.86 330,000 4,448,396
9/3/2023 through 9/30/2023 329,681 74.72 329,681 4,242,422
659,681 659,681
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

ITEM 5.

OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, (i)
Stanley M. Bergman
, the Company’s
Chairman of the
Board and Chief Executive Officer
, on behalf of himself and a family trust for which his wife serves as co-trustee,
and (ii)
James P. Breslawski
, the Company’s
Vice Chairman and President
, each
adopted

a Rule
10b5-1

trading
arrangement which is a trading plan for the future sale of securities that is intended to satisfy the affirmative
defense of Exchange Act
Rule
10b5-1
(c), as well as the requirements of the Company’s insider trading policy. Each plan is subject to an initial “cooling off” period during which there may be no transactions between the adoption
date and a date that is the later of 90 days or two business days following the Company’s filing of its next quarterly
report on Form 10-Q or Annual Report on form 10-K.

On
September 8, 2023
, Mr. Bergman and the Bergman
Family 2010 Trust #2 adopted the trading plan to sell a total of
56,886

shares (
40,152

shares to be sold by Mr.
Bergman and
16,734

shares to be sold by the Bergman Family 2010 Trust #2) based on limit orders at specified prices, with a term of eight months ( i.e.,
through May 7, 2024).

On
September 19, 2023
, Mr. Breslawski adopted
the trading plan to sell
9,085

shares based on limit orders at specified prices, with a term through

December 31,
2024.
ITEM 6.

EXHIBITS
10.1
Henry Schein, Inc. Deferred Compensation Plan, as amended and restated
effective as of November 14, 2023. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2023)**
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104
The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended September 30, 2023, formatted in Inline XBRL (included within
Exhibit 101 attachments).+
** Indicates management contract or compensatory plan or agreement.
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
Dated: November 28, 2023