Form 10-K
period 2023-12-30
HENRY SCHEIN INC
filed 2024-02-28
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,

D.C.

20549

FORM
10-K
(Mark One)
☒

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 30, 2023
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
YES
:

☒

NO:

☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☒

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES:

☐

NO:

☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq Global Select Market on July 1, 2023, was approximately $
10,506,752,000
.

As of February 20, 2024, there were
128,505,719

shares of registrant’s Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference:
Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year
(December 30, 2023) are incorporated by reference in Part III hereof.

Page
Number
PART I
ITEM 1.
Business
3
ITEM 1A.
Risk Factors
25
ITEM 1B.
Unresolved Staff Comments
39
ITEM 1C.
Cybersecurity
39
ITEM 2.
Properties
41
ITEM 3.
Legal Proceedings
41
ITEM 4.
Mine Safety Disclosures
42
PART II
ITEM 5.
Market for Registrant's Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
42
ITEM 6.
[Reserved]
43
ITEM 7.
Management's Discussion and Analysis of Financial Condition
and Results of Operations
44
ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risk
60
ITEM 8.
Financial Statements and Supplementary Data
62
ITEM 9.
Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure
126
ITEM 9A.
Controls and Procedures
126
ITEM 9B.
Other Information
130
ITEM 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

130
PART III
ITEM 10.
Directors, Executive Officers and Corporate Governance
130
ITEM 11.
Executive Compensation
130
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
131
ITEM 13.
Certain Relationships and Related Transactions, and Director Independence
131
ITEM 14.
Principal Accounting Fees and Services
131
PART IV
ITEM 15.
Exhibits and Financial Statement Schedules
131
ITEM 16.
Form
10-K Summary
138
Signatures
139

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
better clinical care.
With more than 91 years of experience distributing health care products, we have built a vast set of small,

mid-sized
and large customers in the dental and medical markets, serving more than one million customers worldwide across
dental practices, laboratories,

physician practices, and ambulatory surgery centers, as well as government, institutional health care clinics and other alternate care clinics.

We are headquartered in Melville, New York

and employ more than 25,000 people.

Approximately 55% of our
workforce is based in the United States and approximately 45% is based outside of the United States.

We have
operations or affiliates in 33 countries and territories.

Our broad global footprint has evolved over time through our organic success as well as through contribution from strategic acquisitions.
We stock a comprehensive selection of more than 300,000 branded products and Henry Schein corporate brand products through our main distribution centers.

Our infrastructure, including over 5.3 million square feet of space in 36 strategically located distribution and 22 manufacturing facilities around the world, enables us to historically
provide rapid and accurate order fulfillment, better serve our customers and increase our operating efficiency.

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

In addition, we offer dentists and
physicians a broad suite of electronic health records, patient communication services including electronic marketing
and website design, analytics and patient demand generation.

Our value-added practice solutions include practice
consultancy, education, integrated revenue cycle management and the facilitation of financial service offerings (on a non-recourse basis) to help dentists and physicians operate and expand their business operations,

e-services,
practice technology, network and hardware services, as well as consulting, and continuing education services for practitioners.

We believe our hands-on consultative approach to provide solutions to support practice decision-
making is a key differentiator for our business.

Recent Developments
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent
Developments” herein for a discussion related to recent Company developments.
Industry
The global health care distribution industry, as it relates to office-based health care practitioners, is fragmented and diverse.

The industry ranges from sole practitioners working out of

relatively small offices to mid-sized and large
group practices ranging in size from a few practitioners to several hundred practices owned or operated by dental
support organizations (“DSOs”), medical group purchasing organizations (“GPOs”), hospital systems or integrated
delivery networks.
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

We also compete with a number of regional and local
medical distributors, as well as a number of manufacturers that sell directly to physicians and patients in their
homes.

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
Competitive Strengths
We have more than 91 years of experience in distributing products to health care practitioners resulting in strong awareness of the Henry Schein ®

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

We stock a comprehensive
selection of more than 300,000 branded products and Henry Schein corporate brand products through our
main distribution centers.

We also market and sell our own corporate brand portfolio of cost-effective, high-
quality consumable merchandise products and manufacture certain dental specialty products in the areas of
implants, orthodontics and endodontics.

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

We also sell medical software for practice management, certified electronic health records (“EHR”) and e-Prescribe medications and prescription solutions.

We have
technical representatives supporting customers using our practice management solutions and services.

As
of December 30, 2023, we had an active user base of approximately 110,000 practices and 350,000 consumers, including users of AxiUm, Dentally®, Dentrix Ascend®, Dental

Vision®, Dentrix® Dental
Systems, Dentrix® Enterprise, Easy Dental®, EndoVision®, Evolution® and EXACT®, Gesden®, Jarvis
Analytics™, Julie® Software, Oasis, OMSVision®, Orisline®, PBS Endo®,

PerioVision®, Power
Practice® Px, PowerDent,

and Viive® and subscriptions for Demandforce®, Sesame, and Lighthouse360®
for dental practices and DentalPlans.com® for dental patients.
•

Repair services.

We have 119

equipment sales and service centers worldwide that provide

a variety of
repair, installation and technical services for our health care customers.

Our technicians provide
installation and repair services for dental handpieces,

dental and medical small equipment,

table-top
sterilizers and large dental equipment.
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
•

Exceptional order fulfillment
.

We ship an average of approximately 141,000 cartons daily.

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

In 2023,
our top 10 health care distribution suppliers and our single largest supplier accounted for approximately

24% and
4%, respectively, of our aggregate purchases.
Efficient distribution
.

We distribute our products from our 36 strategically located distribution centers.

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
December 30, December 31, December 25,
2023 2022 2021
Health care distribution:
Dental products
(1)
61.1% 59.1% 60.8%
Medical products
(2)
32.4 35.2 34.0
Total

health care distribution

93.5 94.3 94.8
Technology

and value-added services:
Software and related products and

other value-added products
(3)
6.5 5.7 5.2
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

We have over one million customers worldwide and
we intend to increase sales to our existing customer base and enhance our position as their primary
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
Note 4 – Segment and Geographic Data
of “Notes to Consolidated Financial Statements.”

Seasonality and Other Factors Affecting Our Business and Quarterly Results
We experience fluctuations in quarterly earnings.

As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.
Our business is subject to seasonal and other quarterly fluctuations.

Sales and profitability generally have been
higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine),
purchasing patterns of office-based health care practitioners for certain products (including equipment and
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
Government
Certain of our businesses involve the distribution, manufacturing, importation,

exportation, marketing, sale and
promotion of pharmaceuticals and/or medical devices, and in this regard, we are subject to extensive local, state,
federal and foreign governmental laws and regulations, including as applicable to our wholesale distribution of
pharmaceuticals and medical devices, manufacturing activities, and as part of our specialty home medical supply
businesses that distribute and sell medical equipment and supplies directly to patients.

Federal, state and certain
foreign governments have also increased enforcement activity in the health care sector, particularly in areas of fraud
and abuse, anti-bribery and anti-corruption, controlled substances handling,

medical device regulations and data
privacy and security standards.
Certain of our businesses involve pharmaceuticals and/or medical devices,

including in vitro diagnostic devices,
that are paid for by third parties and must operate in compliance with a variety of burdensome and complex coding,
billing and record-keeping requirements in order to substantiate claims for payment under federal, state and
commercial healthcare reimbursement programs.

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
Certain of our businesses are subject to various additional federal, state,

local and foreign laws and regulations,
including with respect to the sale, transportation, importation, storage, handling and disposal of hazardous or
potentially hazardous substances; “forever chemicals” such as per-and polyfluoroalkyl substances; and safe
working conditions.

In addition, activities to control medical costs, including laws and regulations lowering
reimbursement rates for pharmaceuticals, medical devices, medical supplies and/or medical treatments or services,
are ongoing.

The Centers for Medicare & Medicaid Services (“CMS”) recently released the 2024 durable medical
equipment, prosthetics, orthotics and supplies (“DMEPOS”) reimbursement schedule, which, effective January 1,
2024, reduced the DMEPOS reimbursement rates for non-rural suppliers,

such as us, by removing the Coronavirus
Aid, Relief, and Economic Security (aka CARES) Act relief rates in effect during the COVID-19 pandemic.

This
and other laws and regulations are subject to change and their evolving implementation may impact our operations
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

Title II of this measure, known as the Drug Supply Chain Security Act
(“DSCSA”), was enacted in November 2013, and had a planned

“phase in” schedule over a period of ten years,
resulting in a national electronic, interoperable system to identify and trace certain prescription drugs as they are
distributed in the United States that went into effect on November 27, 2023.

Those DSCSA requirements that were
scheduled to change on November 27, 2023, and include requiring trading partners to provide, receive and maintain
documentation about products and ownership only “electronically”(and not via paper) are now subject to a one-year
“stabilization period” announced by FDA through two guidance documents in late August 2023.

FDA is permitting
the stabilization period to accommodate an additional year, until November 27, 2024, to allow trading partners to
implement, troubleshoot and mature their electronic (versus paper), interoperable systems, during which time the
FDA does not intend to take action to enforce the requirements for the interoperable,

electronic, package level
product tracing.

Additionally, the FDA announced that it does not intend to take action to enforce the portion of the
FDC Act with respect to drug product that is introduced in a transaction into commerce by the product’s
manufacturer or repackager before November 27, 2024, and for subsequent transactions of such product through the
product’s expiry.

FDA states this stabilization period is intended to avoid disruption to the supply chain, and
ensure continued patient access to drug products as trading partners move towards full implementation of the
DSCSA’s

enhanced drug security requirements.

The law’s track and trace requirements applicable to
manufacturers, wholesalers, third-party logistics providers (e.g., trading partners),

repackagers and dispensers (e.g.,

pharmacies) of prescription drugs took effect in January 2015, and, as stated, continues to be implemented.

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

FDA issued a proposed rule establishing wholesaler and 3PL
national standards for licensing and other requirements in February 2022,

but that rule has not yet been finalized.

In addition, with respect to our specialty home medical supply business, we are subject to certain state licensure
laws (including state pharmacy laws), and also certain accreditation standards,

including to qualify for
reimbursement from Medicare and other third-party payers.
The Food and Drug Administration Amendments Act of 2007 and

the Food and Drug Administration Safety and
Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique
device identification (“UDI”) system for medical devices.

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
As a distributor of controlled substances, we are required,

under the Controlled Substances Act, to obtain and renew
annually registrations for our facilities from the United States Drug Enforcement

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

In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of human organs, as defined in the regulations, for valuable consideration,
while generally permitting payments for the reasonable costs incurred in their procurement, processing, storage and
distribution.

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
(EUDAMED, which is not fully functional for the time being and might not be so before the end of 2027 at
the earliest; therefore, the use of this database is only possible through a voluntary basis and, by a way of
consequence, is currently not mandatory).
In particular, the EU MDR imposes strict requirements for the confirmation that a product meets the regulatory
requirements, including regarding a product’s clinical evaluation and a company’s quality systems, and for the distribution, marketing and sale of medical devices, including post-market surveillance.

Regulation 2023/607 of the European Parliament and of the Council of amending Regulations (EU) 2017/745 and
(EU) 2017/746 as regards the transitional provisions for certain medical devices and in vitro diagnostic medical devices

has, notably, extended the EU MDR transitional periods applicable to certain medical devices that have been assessed and/or certified under the Directive No. 93/42/EEC of

1993
concerning medical devices (“EU
Medical Device Directive”).

Subject to certain conditions, medical devices that (i) obtained a certificate under the
EU Medical Device Directive from May 25, 2017, (ii) which was still valid on May 26, 2021, and (iii) has not been
subsequently withdrawn may, for the moment, continue to be placed on the market or put into service until
December 31, 2027 for higher risk devices or December 31, 2028 for medium and lower risk devices. Nevertheless,
EU MDR requirements regarding the distribution, marketing and sale including quality systems and post-market
surveillance have to be observed by manufacturers, importers and distributors as of the application date (i.e., since
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
(currently under revision), which sets various obligations with respect to the labelling and packaging of
concerned substances and mixtures.
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

Certain additional state and federal laws, such

as the federal Physician Self-Referral Law, commonly known as the “Stark Law,” prohibit physicians and other health care professionals from referring a patient to an entity with which the physician (or family member) has a
financial relationship, for the furnishing of certain designated health services

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

An ACA lawsuit decided by the federal Fifth Circuit Court of Appeals found the individual mandate to be

unconstitutional, and returned the case to the District Court for the Northern

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

These changes were time-limited, with
some enhancements in place for 2021 only and others available through the end of 2022.
An ACA provision, generally referred to as the Physician Payments Sunshine

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

President, executive branch
agencies and various states.

At the state level, several states have adopted laws that require drug manufacturers
(including relabelers and repackagers) to provide advance notice of certain price increases and to report information
relating to those price increases, while others have taken legislative or administrative action to establish
prescription drug affordability boards or multi-payer purchasing pools to reduce the cost of prescription drugs.

At

the federal level, section 1927 of the Social Security Act sets forth Average Sales Price (ASP) reporting requirements for manufacturers (including repackagers and relabelers) and requires that manufacturers provide
CMS with pricing information for their Part B-covered drugs no later than 30 days after the close of the previous
quarter.

Also at the federal level, several related bills have been introduced and regulations proposed which, if
enacted or finalized, respectively, would impact drug pricing and related costs.
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

On September 27, 2019,
the FDA issued a guidance document describing the impact the Cures Act on existing software policies.

Concurrently, FDA issued a draft guidance describing FDA’s

approach to clinical decision support software.

On
September 28, 2022, FDA issued final guidance that made several changes to the draft guidance and that provided a
more restrictive interpretation of exempt clinical decision support software.

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

For example, we are directly or indirectly
subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and
security of personal information, such as the federal Health Insurance Portability and Accountability Act of 1996,
as amended, and implementing regulations (“HIPAA”), the Controlling the Assault of Non-Solicited Pornography
and Marketing Act (“CAN-SPAM”), the Telephone

Consumer Protection Act of 1991 (“TCPA”), Section 5 of the
Federal Trade Commission Act (“FTC Act”), the California Privacy Act (“CCPA”), and the California Privacy
Rights Act (“CPRA”) that became effective on January 1, 2023.

Several other states have also passed
comprehensive privacy legislation, and several privacy bills have been proposed both at the federal and state level

that may result in additional legal requirements that impact our business.

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

As noted above, other states, as well as the federal government, have increasingly considered the adoption of
similarly expansive personal privacy laws, backed by significant civil penalties for non-compliance.

While we
believe we have substantially compliant programs and controls in place to comply with the GDPR, CCPA, PIPL,
CPRA and other state law requirements, our compliance with data privacy and cybersecurity laws is likely to
impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in
our practices in response to new requirements or interpretations of the requirements, could have a material adverse
effect on our business.

We
also sell products and services that health care providers, such as physicians and dentists, use to store and
manage patient medical or dental records.

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
Various

federal initiatives involve the adoption and use by health care providers of certain EHR systems and
processes.

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

Additionally, effective September 1, 2023, the Office of
the Inspector General (“OIG”) for HHS issued a final rule implementing civil money penalties for information
blocking as established by the Cures Act.

OIG incorporated regulations published by ONC as the basis for enforcing information blocking penalties.

Each information blocking violation carries up to a $1 million penalty.
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

Employees and Human Capital
Henry Schein has a long, rich history of a purpose-driven model that engages our five key stakeholders – our
supplier partners, customers, our employees, who are referred to as Team Schein Members (“TSMs”), stockholders and society at large – of our Mosaic of Success to drive sustained, long-term economic success while also creating
shared value for society.

Through our strong values-based culture, our sustainability

approach and environmental,
social, and governance (“ESG”) efforts integrates our sense of purpose into the way we operate our business so that
we can “do well by doing good” for a healthier planet and healthier people.

Overseen by the Nominating and
Governance Committee of our Board of Directors (“Board”) with the Compensation

Committee also playing a role
in ESG matters related to human capital engagement and executive compensation, some key 2023 highlights related
to human capital matters include:
•
continuing to evaluate our pay equity analysis for the majority of the U.S. workforce, which reviews
compensation across gender and ethnic groups for equity and fairness;

•
expanding our Diversity and Inclusion (“D&I”) learning journey by educating TSMs on key D&I
topics; and
•
continuing to drive a culture of wellness and engagement for our TSMs by fostering an environment
where they can feel engaged, included and psychologically safe.
At Henry Schein, our employees are our greatest asset.

We employ more than 25,000 people, approximately 55%
of our workforce is based in the United States and approximately 45%

is based outside of the United States.

Approximately 14% of our employees are subject to collective bargaining agreements.

We believe that our
relations with our employees are excellent.
Our TSMs are the cornerstone of the Company.

We provide a connected and caring community that invests in the career journey of our TSMs and encourages their contribution to our mission of making the world healthier.

Our
TSM experience strategy is centered around our Team Schein Values,

or the guiding principles and shared
responsibilities of Henry Schein and its TSMs.

We know our business success is built on the engagement and
commitment of our team, which is dedicated to meeting the needs of their fellow TSMs, our customers, supplier
partners, stockholders and society.

We recognize the changes in how and where we work, and the expectations of our team members to still feel connected to our values-based culture.

Throughout 2023, we rolled out a continuous listening program that used
various vehicles, including The Pulse Global Culture Survey and TSM roundtables, to garner feedback from our
TSMs on their employee experience.

The Pulse Global Culture Survey was redesigned in 2023 to measure scores
aligned to our Team Schein Values

- and we received good or excellent scores in all values.

The feedback showed
us that TSMs overall enjoy working for the Company and intend to stay, mainly driven by our values-based culture
and providing TSMs with a sense of purpose, a meaningful experience and an overall positive work environment.

However, there are also areas of opportunity, which include a focus on reducing burnout and stress, and providing more opportunities for career mobility.

This feedback is shared with our Executive Management Committee

and
Board, both of whom are committed to addressing the identified opportunities.

As part of this commitment, some
highlights in 2023 included:
• Community
: Provide opportunities for TSMs to have fun while contributing to an inclusive team that respects
and supports one another.
•
Continued focus on creating a diverse and inclusive environment where TSMs feel a sense of
belonging.

In 2023, Diversity and Inclusion, for the second time, was our top strength identified in The
Pulse Global Culture Survey.

To guide our efforts and education related to D&I, our Diversity and
Inclusion Council, with engagement from our Board and Executive

Management Committee, drives the
Company’s overall D&I strategy.

To deepen our commitment to D&I across the Company, Global
Directors and Vice Presidents each have a goal tied to their compensation to champion D&I and attend educational training, and in 2023 we cascaded this goal down to our U.S. Managers.

We continue to
expand our D&I learning journey, educating TSMs on key D&I topics.

We understand the importance
of ensuring our internal team reflects the diversity of our customers and society and continue to focus
on this through our talent planning, compensation and recruitment processes in alignment with our
corporate strategic planning objectives to achieve concrete results.

We continue to publish our United
States Equal Employment Opportunity Commission (“EEOC”) EEO-1

data for the U.S.
•
Launched Henry Schein Games, a virtual platform with a field-day type event at various locations that
brought TSMs together through friendly competition by earning points for their team by engaging in
cultural-related activities and posting photos.
•
Launched Community Circles, which brought TSMs across the Company together to connect about
topics, hobbies and activities that they are passionate about.
•
Hosted Connection Days throughout the globe at Henry Schein facilities, which were designed to boost
team morale by bringing TSMs together to participate in fun non-work-related activities at least once
per quarter.
•
Continued to expand our Employee Resource Groups (“ERGs”), an inclusive and diverse vehicle for all
TSMs to share, connect, learn and develop both personally and professionally.

Each of our ERGs has a
sponsor from our Executive Management Committee and our Board.

Our CEO engages directly in
many of our ERG programs.

•
Launched an enhanced Onboarding Program that provides TSMs with strategic programming to help
ensure a successful start to their careers at Henry Schein.

To help ensure TSMs who are joining the
Company in a remote or hybrid working environment feel connected to our values-based culture, we
launched a Culture Ambassador Program, which provides new hires with a mentor for 90 days to walk
through how we live our values and how they can engage.

• Caring:
Build a world we want to live in by supporting each other and the communities in which we live and
work.
•
Continued to offer a variety of opportunities to volunteer for team-building and engaging in local
communities in which TSMs live and work, such as through Carry the Load,

the We Care Global
Challenge, Back to School and Holiday Cheer.

•
Launched a new quarterly campaign to provide opportunities for TSMs to engage in meaningful
ways that connect back to their own personal purpose, such as helping the community through
corporate social responsibility activities virtually or in-person.

•
Enhanced our strategic partnerships with industry associations, customers and suppliers that
support access to quality health care through various key programs and initiatives (e.g., Gives Kids
A Smile, Alpha Omega-Henry Schein Cares Holocaust Survivors Oral

Health Program and Release

the Pressure).
•
Expanded our Steps for Suicide Prevention campaign, which brings TSMs together to walk for a
cause and provide education.
• We also understand the importance of driving a culture of wellness for our own team members through our Mental Wellness Committee, which is supported by our CEO, Executive Management
Committee and Board.

In 2023, we rolled out a ‘Year of Wellness’

campaign that provided
monthly tips, videos and educational programming to TSMs that focused on how they may be
feeling that month.

We also launched an education program for managers of TSMs that provided tactical examples of how to help reduce burnout amongst teams and support the new way of
working.
• Career: Provide opportunities for TSMs to develop personally and professionally with an emphasis on embodying our values to achieve our collective goals with excellence and integrity.
•
Continued investment in our employees by providing both formal and informal learning
opportunities focused on growing and enhancing knowledge, skills and abilities through a
broad suite of professional development training programs for current and future roles.

In
2023, we saw an increase in participation in our workshops, with TSMs reporting a high
utilization of skills learned.
•
Continued expansion of our formal mentorship and coaching programs.

• Continued roll-out of talent planning efforts designed to ensure a strong, diverse leadership pipeline across the organization by strategically identifying and developing talent through
targeted development opportunities and intentional succession plans.

Information derived from
talent planning efforts informs curriculum design and content to help focus on the right
capabilities and help ensure alignment of career development efforts with the future needs of
the organization.

Our Board is provided with periodic updates regarding our talent

and
succession planning efforts and participates in professional development activities with our
TSMs.

• Enhanced company-wide recognitions, including our Teddy Philson Team Schein Award, which was redesigned in 2023 to provide more visibility and

meaningful recognition to TSMs
who exemplify our Team Schein Values,

as well as other programs including service awards
which highlight TSMs who exemplify our Team Schein Values.
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

Name Age Position
Stanley M. Bergman 74 Chairman, Chief Executive Officer, Director
James P.

Breslawski
70 Vice Chairman, President, Director
Brad Connett 65 Chief Executive Officer, North America Distribution Group
Michael S. Ettinger 62 Executive Vice President and Chief Operating Officer
Lorelei McGlynn 60 Senior Vice President, Chief Human Resources Officer
Mark E. Mlotek 68 Executive Vice President, Chief Strategic Officer, Director
Walter Siegel 64 Senior Vice President and Chief Legal Officer
Ronald N. South 62 Senior Vice President, Chief Financial Officer
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
Michael S. Ettinger

has been our Executive Vice President and Chief Operating Officer since 2022.

Prior to his
current position, Mr. Ettinger served as Senior Vice President, Corporate & Legal Affairs, Chief of Staff and
Secretary from 2015 to 2022, Senior Vice President, Corporate & Legal Affairs and Secretary from 2013 to 2015,
Corporate Senior Vice President, General Counsel & Secretary from 2006 to 2013, Vice President, General
Counsel and Secretary from 2000 to 2006, Vice President and Associate General Counsel from 1998 to 2000

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
Ronald N. South

has been our Senior Vice President

and Chief Financial Officer (and principal financial officer and principal accounting officer) since 2022.

Prior to holding his current position, Mr. South was our Vice
President Corporate Finance, and Chief Accounting Officer from 2013 until 2022.

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
Other Executive Management
The following table sets forth certain information regarding other Executive

Management:

Name Age Position
Andrea Albertini 53 Chief Executive Officer, International Distribution Group
Leigh Benowitz 56 Senior Vice President and Chief Global Digital Transformation Officer
Trinh Clark 50 Senior Vice President and Chief Global Customer Experience Officer
James Mullins 59 Senior Vice President, Global Supply Chain
Kelly Murphy 43 Senior Vice President and General Counsel
Christopher Pendergast 61 Senior Vice President and Chief Technology Officer
René Willi, Ph.D. 56 Chief Executive Officer, Global Oral Reconstruction Group
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
Customer Experience and Global eCommerce Platform Digital Transformation Officer.

Prior to joining Henry
Schein, Ms. Benowitz held various positions of increasing responsibility at Citi.
Trinh Clark has been our Senior Vice President and Chief Global Customer Experience Officer since August
2022.

Ms. Clark joined us in 2007 and has served as Vice President, Technology Enablement, North American
Distribution Group.

Prior to joining Henry Schein, Ms. Clark held various positions of increasing responsibility at
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

Prior to
joining us, Mr. Pendergast was employed by VSP Global from 2008 to 2018, most recently as the Chief
Technology Officer and Chief Information Officer.

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

In 2023, our top 10 health care distribution suppliers
and our single largest supplier accounted for approximately 25% and 4%, respectively, of our aggregate purchases.

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

There is no guarantee that we would be able to obtain
such alternative sources of supply on a timely basis, if at all, and an extended interruption in supply, particularly of
a high-sales volume product, could result in a significant disruption in our sales and operations, as well as damage
to our relationships with customers and our reputation.

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

Such transactions require significant management attention,

may place significant demands on our
operations, information systems, legal, regulatory, compliance, financial, and human resources functions, and there

is risk that one or more may not succeed.

We cannot be sure, for example, that we will achieve the benefits of revenue growth that we expect from these acquisitions or joint ventures or that we will avoid unforeseen additional
costs, taxes, or expenses.

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
•
our ability to retain, recruit and incentivize the management of the companies we acquire; and
•
our ability to successfully integrate these companies’ operations, services,

products and personnel with
our culture, management policies, legal, regulatory, and compliance policies, cybersecurity systems and policies, internal procedures, working capital management, financial,

and operational controls and
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

In addition, we

are exposed to

the risk

that our competitors

or our large

customers may introduce
their own

private label,

generic, or

low-cost products

that compete

with our

products at

lower price

points.

Such
products could

capture significant

market share

or decrease

market prices

overall, eroding

our sales

and margins.

Any failure

to develop sourcing

relationships with a

broad and deep

supplier base could

have an adverse

effect on
our business, financial condition or operating results.

INDUSTRY RISKS
Security risks generally associated with our information systems and our technology products and services have
in the recent past adversely affected our business and results of operations, and could in the future materially
adversely affect our business and our results of operations if such products, services,

or systems (or third-party
systems we rely on) are interrupted, damaged by unforeseen events, are subject to cyberattacks or fail for any
extended period of time.
We rely on information systems (“IS”) in our business to obtain, rapidly process, analyze, manage and store customer, product, supplier and employee data to, among other things:
•
maintain and manage worldwide systems to facilitate the purchase and distribution of thousands of
inventory items from numerous distribution centers;
• receive, process and ship orders on a timely basis;
• manage the accurate billing and collections for our customers;
•
process payments to suppliers;

•
provide products and services that maintain certain of our customers’ electronic medical or dental
records (including protected health information of their patients); and
•
maintain and manage global human resources, compensation and payroll systems.
In addition to health information in our customers’ electronic medical and dental records, certain of our IS stores
other sensitive personal and financial information, such as healthcare and other information related to our
employees, as well as other sensitive information such as credit card information from our third-party business
partners, that is confidential,

and in many cases subject to privacy laws.

Our IS are vulnerable to, among other things, natural disasters,

power losses, computer viruses, telecommunication
failures, cybersecurity threats and other criminal activity. Information security risks have significantly increased in
recent years in part because of an overall increase in cyber incidents,

their increased sophistication, and the
involvement of organized crime, hackers, terrorists and foreign state agents. The healthcare industry in particular
has been targeted by threat actors seeking to undermine companies’ cybersecurity defensive measures.

We have processes in place intended to ensure that our security measures keep pace with new and emerging risks.

We regularly review,

monitor and implement multiple layers of security through technology, processes and our people.

We utilize security technologies designed to protect and maintain the integrity of our IS and data, and our defenses are monitored and routinely tested internally and by external parties.

Despite these efforts, our facilities
and systems and those of our third-party service providers have been,

and may in the future be, vulnerable to
privacy and security incidents, cybersecurity attacks and data breaches,

acts of vandalism or theft, computer viruses
and other malicious code, misplaced or lost data, programming and/or human errors,

attacks or other acts
undermining IS of third party business partners including our customers,

or other similar events that could impact
the security, reliability and availability of our systems.

In addition, hardware, software or applications developed
internally or procured from third parties may contain defects in design or manufacture or other problems that could
unexpectedly compromise information security.

As a practical matter, so long as we depend on IS to operate our business, and our business partners do the same, there can be no guaranty that such measures will successfully stop
any one particular cybersecurity incident given the constantly evolving nature of the threat.

We may also incur
substantial costs as we update our cybersecurity defense systems and our general computer controls to meet
evolving challenges, and legislative or regulatory action related to cybersecurity may increase our costs to develop
or implement new technology products and services.
A cyberattack that bypasses or compromises our IS cybersecurity / or general information technology (“IT”)
controls (including third-party systems we rely on) causing an IS security breach may lead, and has in the past led,
to a disruption of our IS business systems (including third-party systems we rely on), interruption of operations
(including, without limitation, receiving, verifying, and processing customer orders,

customer service, accounts
payable, warehouse management and shipping, and systems tied to internal controls over financial reporting), the
loss or alteration of business, financial, and other protected information,

a negative impact on our financial
performance, and to an adverse impact on our financial accounting and reporting controls.

A cyberattack that bypasses or compromises our IS cybersecurity / or general computer controls or those of third
parties with whom we engage may also lead to claims against us by affected parties and/or governmental agencies,
and involve fines and penalties, as well as substantial defense and settlement expenses.

Any of these impacts may
alone, or collectively, have a material impact on our business.

A successful cyberattack has, and may again in the
future, disrupt our business operations, adversely impact our financial accounting and reporting of results of
operations, divert the attention of management, and adversely impact our results of operations.

In addition, we develop products and provide services to our customers that are technology-based, and a
cyberattack that bypasses the IS supporting our products or services causing a security breach and/or perceived
security vulnerabilities in our products or services could also cause significant loss of business and reputational
harm, and actual or perceived vulnerabilities may lead to claims against us by our customers and/or governmental
agencies.

In addition, certain of our practice management products and services purchased by health care
providers, such as physicians and dentists, are used to store and manage patient medical or dental records.

These
customers are subject to laws and regulations which require that they protect the privacy and security of those
records, and our products may be used as part of these customers’ comprehensive data security programs, including
in connection with their efforts to comply with applicable privacy and security laws.

In addition to immaterial and unrelated prior incidents at certain of our subsidiaries, in October 2023, Henry Schein
experienced a cybersecurity incident that primarily affected the operations of our

North American and European
dental and medical distribution businesses.

Henry Schein One, our practice management software, revenue

cycle
management and patient relationship management solutions business was not affected, and our manufacturing
businesses were mostly unaffected.

Once we became aware of the issue, we took steps to assess, contain

and
remediate this incident.

We restored affected systems and applications, our distribution operations resumed and we reactivated our ecommerce platform.

We also notified law enforcement and our employees, customers, suppliers and investors, informing them of both the incident and management’s efforts to mitigate its impact on our daily operations and data maintained on the Company’s systems.

Subsequently, on or about November 8, 2023, we
determined that the threat actor obtained personal and sensitive information maintained on our systems belonging to
certain third parties and since that date we have notified affected parties and potentially affected parties as
appropriate.

The scope of personal and sensitive data impacted is still under investigation.

On November 22, 2023,
we experienced a related disruption to our ecommerce platform and related applications, which has since been
remediated.

The October 2023 cybersecurity incident disrupted key

business operations, adversely impacted our
financial results for the fourth quarter and full year 2023, diverted attention of management, and caused the
Company to incur significant remediation costs.

We continue to review the effects of the incident on the
Company’s business as we do expect some short-term residual impact on our financial results in 2024.

In January

2024, two putative class actions were filed against us based on the incident and one of these actions is still pending.

We are spending, and plan to expend in the future, additional resources to continue to protect against, or to address problems caused by, business interruptions, and data security breaches.
In addition, customers and suppliers may impose additional cybersecurity requirements on us as a result of the
incident we experienced in October 2023, and some customers and suppliers have made such requests to date.

We
cannot guarantee that we will be able to satisfy such additional requirements,

and failure to satisfy such
requirements could result in a loss of revenue or diminished product availability that could materially affect our
business adversely.

We also may be perceived as a more vulnerable target of the cyber hackers as a result of the
October 2023 incident.

If the Company is subject to more attacks in the future as a result of the recent incident, this
could materially affect our business adversely.
We maintain cyber insurance, subject to certain retentions and policy limitations.

With respect to the October 2023
cybersecurity incident, we have a $60 million insurance policy, following a $5 million retention.

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
The health care industry is highly regulated and subject to changing political, economic, and regulatory influences.

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

Any outcome of future court cases that change the ACA, in
addition to future legislation, regulation, guidance and/or Executive Orders that do the same, could have a
significant impact on the U.S. healthcare industry and the ability or willingness of individuals to engage with it.

Expansion of GPOs, DSOs or provider networks and the multi-tiered costing structure may place us at a
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

In addition, such organizations may
establish direct relationships with manufacturers, thereby either eliminating or reducing the services historically
provided by distributors.

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
MACRO-ECONOMIC AND POLITICAL RISKS
Uncertain global and domestic macro-economic and political conditions could materially adversely affect our
results of operations and financial condition.
Uncertain global and domestic macro-economic and political conditions that affect the economy and the economic
outlook of the United States, Europe, Asia, and other parts of the world could materially adversely affect our results
of operations and financial condition.

These uncertainties, include, among other things:
• election results;
•
changes to laws and policies governing foreign trade, tariffs and sanctions, or greater restrictions on
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
• increases in labor costs or health care costs;
• the threat or outbreak of war, terrorism or public unrest (including, without limitation, the war in
Ukraine, the Israel-Gaza war and other unrest and threats in the Middle East,

and the possibility of a
wider European or global conflict); and

•
changes in laws and policies governing manufacturing, development, and investment in territories and
countries where we do business.
Additionally, changes in government, government debt and/or budget crises may lead to reductions in government spending in certain countries, which could reduce overall health care spending,

and/or higher income or corporate
taxes, which could depress spending overall.

Recessionary or inflationary conditions and depressed levels of consumer and commercial spending may also cause customers to reduce, modify, delay,

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

The strengthening of the dollar, likewise, has impacted
our revenues and costs, but neither inflation nor exchange rates have materially impacted our results of operations
in fiscal year 2023.

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
and various states.

We and our subsidiaries may be required to report drug pricing data under federal laws and regulations.

At the state level, several states have adopted laws, that may apply to some of our operations, that
require drug manufacturers, including re-packagers or re-labelers, to provide advance notice of certain price
increases and to report information relating to those price increases, while others have taken legislative or
administrative action to establish prescription drug affordability boards or multi-payer purchasing pools to reduce
the cost of prescription drugs.

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
serious illness, injury or death;
•
require manufacturers, wholesalers, re-packagers and dispensers of prescription drugs to identify and
trace certain prescription drugs as they are distributed;

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

Certain of our businesses involve the development and

sale of
software and related products to support physician and dental practice management,

and it is possible that the FDA
or foreign government authorities could determine that one or more of our products is subject to regulation as a
medical device, which could subject us or one or more of our businesses to substantial additional requirements,
costs and potential enforcement actions or liabilities for noncompliance with respect to these products. Some of our
imaging software is regulated as a medical device which subjects our businesses to substantial additional
requirements, costs and potential enforcement actions or liabilities for noncompliance with respect to these
products.

Applicable federal, state, local, and foreign laws and regulations also may require us to meet various standards
relating to, among other things, licensure or registration, program eligibility, procurement, third-party reimbursement, sales and marketing practices, product integrity, and supply tracking to product manufacturers, product labeling, personnel, privacy and security of health or other personal information, installation, maintenance
and repair of equipment and the importation and exportation of products.

The FDA and DEA, as well as CMS
(including with respect to complex Medicare reimbursement requirements applicable to our specialty home medical
supplies business) and state Medicaid agencies, have recently increased their regulatory and enforcement activities
and, in particular, the DEA has heightened enforcement activities due to the opioid crisis in the United States.

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
The EU Medical Device Regulation (“MDR”) may adversely affect our business.

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
(EUDAMED not due, for the time being, until the end of 2027 at the earliest, as mentioned above).

In particular, the EU MDR imposes strict requirements for the confirmation that a product meets the regulatory
requirements, including regarding a product’s clinical evaluation and a company’s quality systems, and for the distribution, marketing and sale of medical devices, including post-market surveillance.

As mentioned above,
pursuant to Regulation 2023/607 and subject to certain conditions, medical devices that (i) obtained a certificate
under the EU Medical Device Directive from May 25, 2017, (ii) which was still valid on May 26, 2021, and (iii)

has not been subsequently withdrawn may, for the moment, continue to be placed on the market or put into service until December 31, 2027 for higher risk devices or December 31, 2028 for medium and lower risk devices.
Nevertheless, EU MDR requirements regarding the distribution,

marketing and sale including quality systems and
post-market surveillance have to be observed by manufacturers, importers and distributors as of the application date
(i.e., May 26, 2021).

The modifications created by the EU MDR may have an impact

on the way we design and
manufacture products and the way we conduct our business in

the EEA.

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

Some of these laws, referred to as “false
claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to
federal, state, and other health care payers and programs.

Other laws, referred to as “anti-kickback laws,” prohibit
soliciting, offering, receiving or paying remuneration in order to induce or reward the referral of a patient or
ordering, purchasing, leasing or arranging for, or recommending ordering, purchasing or leasing of,

items or
services that are paid for by federal, state and other health care payers and programs.

Certain additional state and
federal laws, such as the federal Physician Self-Referral Law, commonly known as the “Stark Law,” prohibit physicians and other health care professionals from referring a patient to an entity with which the physician (or
family member) has a financial relationship, for the furnishing of certain designated health services (for example,
durable medical equipment and medical supplies), unless an exception applies.

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

With respect to measures of this type, the United States government (among others) has expressed concerns about
financial relationships between suppliers on the one hand and physicians,

dentists, and other health care providers,
on the other.

As a result, we regularly review and revise our marketing practices as necessary to facilitate
compliance.

Our aspirations, goals and disclosures related to environmental, social and governance matters and the focus on
regulators and private litigants among other things on related claims made by companies and funds expose us to
numerous risks, including reputational, financial, legal and other risks,

that could have an adverse impact on us,
including on our stock price.

California has adopted stringent new climate disclosure requirements,

as has the EU,
and the SEC appears about to adopt expansive new disclosure requirements on climate change.

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
internal reporting channels.

All EU Member States other than Poland and Estonia have now implemented the
Directive.

We also are subject to the requirements of the new Directive No. 2022/2464 on corporate sustainability reporting
(“CSR Directive”) adopted on December 14, 2022 and which has to be implemented by EU members states by July
6, 2024, at the latest.

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

Intentional or unintentional failure to comply with settlement agreements or consent decrees
could materially adversely affect our business.
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
If we fail to comply with laws and regulations relating to the collection,

storage and processing of sensitive
personal information or standards in electronic health records or transmissions,

we could be required to make
significant changes to our products, or incur substantial fines, penalties, or other liabilities.

Our businesses that involve physician and dental practice management products, and our specialty home medical
supply businesses, include electronic information technology systems that store and process personal health,
clinical, financial, and other sensitive information of individuals.

These information technology systems may be
vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack, which could require us to
expend significant resources to eliminate these problems and address related security concerns, and could involve
claims against us by private parties and/or governmental agencies.
We are directly or indirectly subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and security of personal information, such as HIPAA, CAN-SPAM, TCPA,

Section 5 of the
FTC Act, the CCPA, and the CPRA that became effective on January 1, 2023.

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
In addition, the European Parliament and the Council of the EU adopted the GDPR effective from May 25, 2018,
which increased privacy rights for Data Subjects, including individuals who are our customers, suppliers and
employees.

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

Additionally, under
the GDPR, health data belong to the category of “sensitive data” and benefit from specific protection.

Processing
of such data is generally prohibited, except for specific exceptions.
Certain of our businesses involve the manufacture and sale of electronic health record (EHR) systems and other
products linked to government supported incentive programs, where the EHR systems must be certified as having
certain capabilities designated in evolving standards, such as those adopted by CMS and ONC.

In order to maintain
certification of our EHR products, we must satisfy the changing governmental standards.

If any other EHR systems
do not meet these standards, yet have been relied upon by health care providers to receive federal incentive
payments, we may be exposed to risk, such as under federal health care fraud and abuse laws, including the False
Claims Act.

Additionally, effective September 1, 2023, the OIG for HHS issued a final rule implementing civil money penalties for information blocking as established by the Cures Act.

OIG incorporated regulations published

by ONC as the basis for enforcing information blocking penalties.

Each information blocking violation carries a $1
million penalty.

While we believe we are substantially in compliance with such certifications and with applicable
fraud and abuse laws and regulations and that we have adequate compliance programs and controls in place to
ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or
resulting changes in our compliance programs and controls, could have a

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

We are subject to the tax laws and regulations of the United States federal, state, and local governments, as well as foreign jurisdictions.

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
products.

Additionally, we own interests in companies that manufacture certain dental and medical products.

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
GENERAL RISKS

Our business operations, results of operations, cash flows, financial condition and liquidity may be negatively

impacted by the effects of disease outbreaks, epidemics, pandemics, or similar wide-spread public health
concerns and other natural or man-made disasters, such as terrorism, civil unrest, fire, and extreme weather
.

Our business operations, results of operations, cash flows, financial condition and liquidity may be negatively
impacted by the effects of disease outbreaks, epidemics, pandemics, similar wide-spread public health concerns and
other natural or man-made disasters, such as terrorism, civil unrest, fire,

and extreme weather (“disasters”).

For
example, as a global healthcare solutions company, the COVID-19 pandemic and the governmental responses to it
had, and may again have, a material adverse effect on our business, results of operations and cash flows and may
result in a material adverse effect on our financial condition and liquidity.

The impacts and potential impacts from
the COVID-19 pandemic included, and could include as a result of other disasters,

the following, among other
impacts:
• significant volatility in supply, demand and selling prices for personal protective equipment (PPE), test kits and related products;

•
reduction in peoples’ ability and willingness to be in public;

• reduction in peoples’ ability and willingness to seek elective care;
•
interrupted operations of industries that use or manufacture the products we distribute;
•
impact of adapted business practices;

•
significant changes in political conditions;

•
volatility in the financial market; and

•
unavailability or impairment of our manufacturing, distribution, or other facilities, or firmwide systems
such as our information systems.

The impact from disasters may also exacerbate other risks discussed herein,

any of which could have a material
adverse effect on us.
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
manufacturing in foreign markets;
• fluctuations in the value of foreign currencies;
•
uncertainties relating to trade agreements and international trade relationships;

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
•
civil disturbances, geopolitical turmoil, including terrorism, war or political or military coups; and
•
risks associated with climate change, including physical risks such as impacts from extreme weather
events and other potential physical consequences, regulatory and technological requirements, market
developments, stakeholder expectations and reputational risk.

Our future success is substantially dependent upon our senior management, and our revenues and profitability
depend on our relationships with capable sales representatives,

service technicians, and other personnel who
interact directly with our customers, as well as customers, suppliers and manufacturers of the products that we
distribute.
Our future success is substantially dependent upon the efforts and abilities of members of our existing senior
management, particularly Stanley M. Bergman, Chairman and Chief Executive Officer.

In November 2022, Mr.
Bergman’s employment agreement was extended through December 31, 2025.

Although the Company has an
internal succession plan for its senior leadership team, including Mr. Bergman, the loss of the services of Mr.
Bergman could have a material adverse effect on our business.

We do not currently have “key man” life insurance
policies on any of our employees.

Competition for senior management is intense, burnout and turn-over rates are
increasing workplace concerns, and we may not be successful in attracting and retaining key personnel.

Additionally, our future revenues and profitability depend on our ability to maintain satisfactory relationships with qualified sales representatives, service technicians, and other personnel who interact directly with our customers, as
well as customers, suppliers, and manufacturers.

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
Item 1B.

Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2023 fiscal year.
Item 1C.

Cybersecurity
We rely on information systems in our business to obtain, rapidly process, analyze, manage and store customer, product, supplier and employee data to, among other things: maintain and manage multiple information systems
worldwide to facilitate the purchase and distribution of thousands of inventory items from numerous distribution
centers; receive, process and ship orders on a timely basis; manage the accurate billing and collections for
thousands of customers; process payments to suppliers and vendors; provide products and services that maintain
certain of our customers’ electronic medical or dental records (including protected health information of their
patients) and maintain and manage global human resources, compensation and payroll systems.

For these purposes,
we define “information systems” in a manner consistent with the definition contained in the new rules recently
adopted by the SEC to mean “electronic information resources, owned or used by the registrant, including physical
or virtual infrastructure controlled by such information resources, or components thereof, organized for the
collection, processing, maintenance, use, sharing, dissemination, or disposition of the registrant's information to
maintain or support the registrant's operations.”

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk mitigation strategy intended to protect our information systems.

Our cybersecurity risk mitigation strategy is designed

so that the Company’s cybersecurity program is
aligned with generally accepted cybersecurity standards and frameworks,

in particular the NIST Cybersecurity
Framework, or “NIST CSF,” and our Company is externally audited, or certified, with ISO27001 partial scope.

We maintain an Office of Cybersecurity (“OCS”), led by our Chief Information Security Officer (“CISO”), which oversees the operations of our cyber risk mitigation strategy.

The OCS is a cross-functional, enterprise-wide
management team, which continuously evaluates our global cybersecurity program’s effectiveness and is focused
on maintaining and protecting our information systems.

In overseeing the operations of our cyber risk mitigation

strategy, the OCS partners with our Global Technology Solutions team, which is led by our Chief Technology
Officer (“CTO”) and is comprised of over one hundred professionals that support our information systems and
operations.

Our cyber risk mitigation strategy includes monitoring for

and addressing risks that materialize within
the Company’s information systems, as well as at our third-party vendors, suppliers and other third-party business partners.

Our CISO reports to our CTO.

Our CTO,

who also serves as Senior Vice President,

has more than 30 years of
experience leading large-scale global IT organizations and received a Bachelor of Business Administration in
Business Computer Information Systems and a Master of Business Administration

from Hofstra University.

See
also
Item 1. Business, Other Executive Management
.

Our Vice President, Global CISO, who also serves as Vice
President and Head of the Office of Cyber Security, is a National Security Agency Certified Information Systems
Securities Engineer, has nearly 30 years of experience leading global cybersecurity programs, and received a BS,
Electrical Engineering and Computer Science from Lafayette College,

and a Master of Science, Business,
Information Technology Management from Johns Hopkins University.

The cybersecurity risk mitigation strategy
is also overseen by senior managers who are members of our Executive

Steering Committee, comprised of the
Company’s most senior technology, legal and internal auditing officers.

Our CEO is regularly briefed on issues,
incidents, and developments, and our Board oversees our risk mitigation strategy principally through its Audit
Committee and Regulatory, Compliance and Cybersecurity Committee, as described in more detail below.

Our cybersecurity risk management program includes, among other elements:
●
risk assessments designed to help identify material cybersecurity risks to our information systems;
●
a security team principally responsible for managing our (i) cybersecurity risk assessment processes, and
(ii) defining cybersecurity control standards;
●
the use of expert external service providers to assess, test or otherwise assist with aspects of our
cybersecurity controls, and to respond to specific cybersecurity threats;
●
the review and assessment of past cybersecurity incidents with a view to learning from those events to
further strengthen our cyber risk mitigation strategy;
●
a written cybersecurity incident response plan that includes procedures for responding to cybersecurity
incidents; and
● a Global Information Security Policy, together with more detailed information security policies, procedures, standards, and guidelines.
In addition, all employees with systems access are required to participate in mandatory annual cybersecurity and
anti-phishing courses, along with compliance programs.

Our employees who perform financial gatekeeper roles
also receive additional mandatory annual data security training specific to spoofing, phishing and similar data
security threats.

Per written Company policies, employees are also required

to safeguard confidential information.

Our cybersecurity risk strategy is integrated into our overall enterprise risk management program, and our
cybersecurity team is supported by and connected with the enterprise risk management team.

Prior Cybersecurity Incidents

In addition to immaterial and unrelated prior incidents at certain of our subsidiaries, in October 2023 Henry Schein
experienced a cybersecurity incident that primarily affected the operations of our

North American and European
dental and medical distribution businesses.

Henry Schein One, our practice management software, revenue

cycle
management and patient relationship management solutions business, was not affected, and our manufacturing
businesses were mostly unaffected. Once we became aware of the issue, we took steps to assess, contain and
remediate this incident.

We restored affected systems and applications, our distribution operations resumed and we reactivated our ecommerce platform.

We also notified law enforcement and our employees, customers, suppliers and investors, informing them of both the incident and management’s efforts to mitigate its impact on our daily operations and data maintained on the Company’s systems.

Subsequently, on or about November 8, 2023, we
determined that the threat actor obtained personal and sensitive information maintained on our systems belonging to
certain third parties and since that date we have notified affected and potentially affected parties as appropriate.

The scope of personal and sensitive data impacted is still under investigation.

On November 22, 2023, we
experienced a related disruption to our ecommerce platform and related applications, which has since been
remediated.

As described in “Management’s Discussion & Analysis – 2023 Compared to 2022, the incident adversely impacted our financial results for the fourth quarter and full year 2023.

We also expect some short-term
residual impact on our financial results in 2024.

It is part of the mission of our cybersecurity risk mitigation strategy to constantly evolve our cybersecurity defenses
to adapt to evolving risks, and to learn from prior incidents, and we have evaluated and continue to evaluate the
incident with the assistance of third-party expert consultants.

Members of the Audit Committee and Regulatory,
Compliance and Cybersecurity Committee of our Board of Directors are

conducting a review of the October 2023
cybersecurity incident, including the measures undertaken in response to the incident.

Cybersecurity Governance

Our Board has a Regulatory, Compliance and Cybersecurity Committee that focuses on cybersecurity oversight, together with other board committees, principally the Audit Committee.

The purpose of the Regulatory,
Compliance and Cybersecurity Committee is to assist the Board by providing guidance to, and oversight of, the
Company’s senior management responsible for assessing and managing Company-wide regulatory, corporate compliance and cybersecurity risk management programs.

The primary responsibilities of the Regulatory,
Compliance and Cybersecurity Committee are to (i) discuss cybersecurity strategic decisions, issues, challenges and
opportunities relating thereto, (ii) provide expertise to guide assessment and monitoring of Company-wide
regulatory, corporate compliance and cybersecurity risk management budgeting, spending and capital investment,
(iii) monitor progress and status of the Company’s regulatory, corporate compliance and cybersecurity risk management programs, (iv) review and evaluate major regulatory, corporate compliance and cybersecurity risk management initiatives to identify emerging and future opportunities for synergy or to leverage regulatory,
corporate compliance and cybersecurity risk management investments more effectively and cost efficiently,
(v) report to the Audit Committee on regulatory, corporate compliance and cybersecurity risk management matters reviewed by the Regulatory, Compliance and Cybersecurity Committee that may impact the Company’s financial reporting and (vi) be generally available to, and communicate with,

the Company’s senior management, and to
inform the Board in the areas described above.
Our CISO and CTO, along with other key executives who are part of our Executive

Steering Committee, review
strategy, policy,

program effectiveness, standards, enforcement and cybersecurity issue management with the
Board’s Regulatory,

Compliance and Cybersecurity Committee on at least a quarterly basis and with the Audit
Committee on at least a bi-annual basis.

Our CTO meets with Board members outside of the formal meetings on a regular basis as well as in connection with specific cybersecurity issues or threats.
ITEM 2.

Properties
Within our health care distribution segment (for properties with more than 100,000 square feet) we lease and/or
own approximately 5.7 million square feet of properties, consisting of distribution,

office, showroom,
manufacturing and sales space, in locations including the United States, Australia,

Austria, Belgium, Brazil,
Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan,
Liechtenstein, Luxembourg, Malaysia, Mexico, Morocco, the Netherlands, New Zealand,

Poland, Portugal,
Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, United

Arab Emirates and the United Kingdom.

Lease expirations range from 2024 to 2041.
We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our business.

We have additional operating capacity at certain distribution center facilities.
ITEM 3.

Legal Proceedings

For a discussion of Legal Proceedings, see
Note 16 – Commitments and Contingencies

of the Notes to the
Consolidated Financial Statements included under Item 8.

ITEM 4.

Mine Safety Disclosures
Not applicable.
PART

II
ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities
Our common stock is traded on the Nasdaq Global Select Market tier of the Nasdaq Stock Market, or Nasdaq,
under the symbol HSIC.
On February 20, 2024, there were approximately 107,000 holders of record of our common stock and the last
reported sales price was $75.64.

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

Subsequent additional
increases totaling $4.9 billion, authorized by our Board, to the repurchase program provide for a total of $5.0 billion
(including $400 million authorized on February 8, 2023) of shares of our common stock to be repurchased under
this program.
As of December 30, 2023,

we had repurchased approximately $4.7 billion of common stock (90,394,805 shares)
under these initiatives, with $265 million available for future common stock share repurchases.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended December 30, 2023:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
10/1/2023 through 11/4/2023 - - - 5,048,074
11/5/2023 through 12/2/2023 - - - 4,529,764
12/3/2023 through 12/30/2023 692,441 $ 72.32 692,441 3,499,205
692,441 692,441
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
Dividend Policy
We have not declared any cash or stock dividends on our common stock during fiscal years 2023 or 2022.

We
currently do not anticipate declaring any cash or stock dividends on our common stock in the foreseeable future.

We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our share repurchase program.

Any declaration of dividends will be at the discretion of our Board and will depend
upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with
respect to payment of dividends and other factors.

$50
$100
$150
$200
$250
$300
December
2018
December
2019
December
2020
December
2021
December
2022
December
2023
Henry Schein, Inc.
Dow Jones US Health Care Index
NASDAQ Composite Index
Stock Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of
all dividends, on December 29, 2018, the last trading day before the beginning of our 2019 fiscal year, through the
end of our 2023 fiscal year with the cumulative total return on $100 invested for the same period in the Dow Jones
U.S. Health Care Index and the Nasdaq Stock Market Composite Index.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL

RETURN
ASSUMES $100 INVESTED ON DECEMBER 29, 2018
ASSUMES DIVIDENDS REINVESTED
December 29, December 28, December 26, December 25, December 31, December 30,
2018 2019 2020 2021 2022 2023
Henry Schein, Inc. $ 100.00 $ 110.31 $ 109.05 $ 124.11 $ 132.28 $ 125.37
Dow Jones U.S. Health

Care Index
100.00 123.48 140.83 175.06 168.44 171.61
NASDAQ Stock Market

Composite Index
100.00 138.27 198.34 244.03 164.56 238.01
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
“intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,”

“to be,” “to make” or other comparable
terms.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in
this Annual Report on Form 10-K, and in particular the risks discussed under the caption “Risk Factors” in Item 1A
of this report and those that may be discussed in other documents we file with the Securities and Exchange
Commission (“SEC”).
Risk factors and uncertainties that could cause actual results to differ materially from current and historical results
include, but are not limited to: our dependence on third parties for the manufacture and supply of our products; our
ability to develop or acquire and maintain and protect new products (particularly technology products) and
technologies that achieve market acceptance with acceptable margins; transitional challenges associated with
acquisitions, dispositions and joint ventures, including the failure to achieve anticipated synergies/benefits, as well
as significant demands on our operations, information systems,

legal, regulatory, compliance, financial and human
resources functions in connection with acquisitions, dispositions and joint ventures; certain provisions in our
governing documents that may discourage third-party acquisitions of us; adverse changes in supplier rebates or
other purchasing incentives; risks related to the sale of corporate brand products;

security risks associated with our
information systems and technology products and services, such as cyberattacks or other privacy or data security
breaches (including the October 2023 incident); effects of a highly competitive (including, without limitation,
competition from third-party online commerce sites) and consolidating market;

changes in the health care industry;
risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs
for our products or other service issues with our third-party shippers; general global and domestic macro-economic
and political conditions, including inflation, deflation, recession, ongoing wars, fluctuations in energy pricing and
the value of the U.S. dollar as compared to foreign currencies, and changes to other economic indicators,
international trade agreements, potential trade barriers and terrorism; geopolitical wars; failure to comply with
existing and future regulatory requirements; risks associated with the EU Medical

Device Regulation; failure to
comply with laws and regulations relating to health care fraud or other laws and regulations; failure to comply with
laws and regulations relating to the collection, storage and processing of sensitive personal information or standards
in electronic health records or transmissions; changes in tax legislation;

risks related to product liability, intellectual
property and other claims; risks associated with customs policies or legislative import restrictions; risks associated
with disease outbreaks, epidemics, pandemics (such as the COVID-19 pandemic), or similar wide-spread public
health concerns and other natural or man-made disasters; risks associated with our global operations; litigation
risks; new or unanticipated litigation developments and the status of litigation matters; our dependence on our
senior management, employee hiring and retention, and our relationships with customers, suppliers and
manufacturers; and disruptions in financial markets.

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
Recent Developments
During the years ended December 30, 2023 and December 31, 2022 we continued to experience a decrease in the
sales of PPE and COVID-19 test kits as compared to the comparable prior-year periods, primarily due to lower
market pricing of PPE and lower market demand for COVID-19

test kits.
While the U.S. economy has recently experienced inflationary pressures and strengthening of the U.S. dollar, their
impacts have not been material to our results of operations.

Though inflation impacts both our revenues and costs,
the depth and breadth of our product portfolio often allows us to offer lower-cost national brand solutions or
corporate brand alternatives to our more price-sensitive customers who are unwilling to absorb price increases, thus
positioning us to protect our gross profit.
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
assumptions.
Cybersecurity Incident
In addition to immaterial and unrelated prior incidents at certain of our subsidiaries, in October 2023 Henry Schein
experienced a cybersecurity incident that primarily affected the operations of our

North American and European
dental and medical distribution businesses.

Henry Schein One, our practice management software, revenue

cycle
management and patient relationship management solutions business, was not affected, and our manufacturing
businesses were mostly unaffected. Once we became aware of the issue, we took steps to assess, contain and
remediate this incident.

We restored affected systems and applications, our distribution operations resumed and we reactivated our ecommerce platform.

We also notified law enforcement and our employees, customers, suppliers and investors, informing them of both the incident and management’s efforts to mitigate its impact on our daily operations and data maintained on the Company’s systems.

Subsequently, on or about November 8, 2023, we
determined that the threat actor obtained personal and sensitive information maintained on our systems belonging to
certain third parties and since that date we have notified affected and potentially affected parties as appropriate.

The scope of personal and sensitive data impacted is still under investigation.

On November 22, 2023, we
experienced a related disruption to our ecommerce platform and related applications, which has since been
remediated.

As described in “Management’s Discussion & Analysis – 2023 Compared to 2022, the incident adversely impacted our financial results for the fourth quarter and full year 2023.

We also expect some short-term
residual impact on our financial results in 2024.
We maintain cybersecurity insurance, subject to certain retentions and policy limitations.

With respect to the
October 2023 cybersecurity incident, we have a $60 million insurance policy, following a $5 million retention.

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
We are headquartered in Melville, New York,

employ approximately 25,000 people (of which approximately
11,500 are based outside of the United States) and have operations or affiliates in 33 countries and territories.

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
supply for our customers’ needs.
While our primary go-to-market strategy is in our capacity as a distributor, we also market and sell our own corporate brand portfolio of cost-effective, high-quality consumable merchandise products,

including in vitro
diagnostic devices, manufacture certain dental specialty products in the areas of implants, orthodontics and
endodontics, manufacture drug products, and repackage/relabel prescription drugs and/or devices.

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

The Centers for Medicare and Medicaid Services,
or CMS, published “National Health Expenditure Data” indicating that total national health care spending reached
approximately $4.5 trillion in 2022, or 17.3% of the nation’s gross domestic product, the benchmark measure for
annual production of goods and services in the United States.

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

Results of Operations
Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

in
our 2022 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2022 compared to fiscal year 2021.
The following tables summarize the significant components of our operating results and cash flows:

Years

Ended
December 30, December 31, December 25,
2023 2022 2021
Operating results:
Net sales $ 12,339 $ 12,647 $ 12,401
Cost of sales 8,478 8,816 8,727
Gross profit 3,861 3,831 3,674
Operating expenses:
Selling, general and administrative 2,956 2,771 2,634
Depreciation and amortization 210 182 180
Restructuring and integration costs 80 131 8
Operating income $ 615 $ 747 $ 852
Other expense, net $ (73) $ (26) $ (21)
Gain on sale of equity investment - - 7
Net income 436 566 660
Net income attributable to Henry Schein, Inc. 416 538 631
Years

Ended
December 30, December 31, December 25,
2023 2022 2021
Cash flows:
Net cash provided by operating activities $ 500 $ 602 $ 710
Net cash used in investing activities (1,135) (276) (677)
Net cash provided by (used in) financing activities 701 (315) (333)

Plans of Restructuring and Integration Costs
On August 1, 2022, we committed to a restructuring plan focused on funding the priorities of the BOLD+1 strategic
plan, streamlining operations and other initiatives to increase efficiency.

We revised our previous expectations of
completion and we have extended this initiative through the end of 2024.

We are currently unable in good faith to
make a determination of an estimate of the amount or range of amounts expected to be incurred in connection with
these activities, both with respect to each major type of cost associated therewith and to the total cost, or an
estimate of the amount or range of amounts that will result in future cash expenditures.
During the years ended December 30, 2023, December 31, 2022, and December

25, 2021, we recorded
restructuring costs of $80 million, $128 million, and $8 million, respectively.

The restructuring costs for these
periods primarily related to severance and employee-related costs,

impairment of intangible assets, accelerated
amortization of right-of-use lease assets and fixed assets, other lease exit costs, and certain business exit costs
discussed below.

During the year ended December 30, 2023, in connection with our restructuring plan, we recorded an impairment of
an intangible asset of $12 million related to a planned disposal of a non-U.S.

business.

The disposal is expected to
be completed in 2024.

This impairment is included in the $80 million of restructuring charges discussed above.
During the year ended December 31, 2022, in connection with our restructuring plan, we vacated one of the
buildings at our corporate headquarters in Melville, New York, which resulted in an accelerated amortization of a right-of-use lease asset of $34 million.

We also initiated the disposal of a non-profitable U.S. business and recorded related costs of $49 million, which primarily consisted of impairment of intangible assets and goodwill,
inventory impairment, and severance and employee-related costs.

These expenses are included in the $128 million
of restructuring charges discussed above.

The disposal was completed during the first quarter of 2023.

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

2023 Compared to 2022
Note: Percentages for Net Sales; Gross Profit; Operating Expenses; Other

Expense, Net; and Income Taxes are
based on actual values and may not recalculate due to rounding.
Net Sales
Net sales were as follows:

% of % of Increase / (Decrease)
2023 Total 2022 Total $ %
Health care distribution
(1)
Dental $ 7,539 61.1% $ 7,473 59.1% $ 66 0.9%
Medical 3,994 32.4 4,451 35.2 (457) (10.3)
Total health care distribution 11,533 93.5 11,924 94.3 (391) (3.3)
Technology and value-added services
(2)
806 6.5 723 5.7 83 11.4
Total $ 12,339 100.0 $ 12,647 100.0 $ (308) (2.4)
The components of our sales growth were as follows:
Local Currency Growth/(Decline)
Total Local
Currency
Growth/(Decline)
Foreign
Exchange
Impact
Total Sales
Growth/(Decline)
Local Internal
Growth
Acquisition
Growth
Extra Week
Impact
Health care distribution
(1)
Dental Merchandise (1.6) % 4.2% (1.0) % 1.6% 0.1% 1.7%
Dental Equipment (0.9) 1.1 (2.1) (1.9) - (1.9)
Total Dental (1.4) 3.4 (1.3) 0.7 0.2 0.9
Medical (11.2) 2.2 (1.3) (10.3) - (10.3)
Total Health Care Distribution (5.1) 2.9 (1.2) (3.4) 0.1 (3.3)
Technology and value-added services
(2)
7.2 5.0 (0.8) 11.4 - 11.4
Total (4.4) 3.1 (1.2) (2.5) 0.1 (2.4)
(1) Consists of consumable products, dental specialty products (including implant, orthodontic and endodontic products), small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, PPE products and vitamins.
(2) Consists of practice management software and other value-added products, which are distributed primarily to health care providers, practice consultancy, education, revenue cycle management and financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other services.
Global Sales
We report our results of operations on a 52 or 53 weeks per fiscal year basis ending on the last Saturday of
December.

The year ended December 30, 2023, consisted of 52 weeks,

and the year ended, December 31, 2022
consisted of 53 weeks,

resulting in an extra week of sales.
Global net sales for the year ended December 30, 2023 decreased 2.4%.

The components of our sales growth are
presented in the table above.

The 4.4% decrease in our internally generated local currency sales was primarily attributable to a decrease in sales
of PPE products and COVID-19 test kits.

For the nine months ended September 30, 2023, the estimated

increase in
internally generated local currency sales, excluding PPE products and COVID-19 test kits, was 3.5%.

However, as
a result of the adverse impact of the cybersecurity incident during the quarter ended December 30, 2023, our
internally generated local currency sales, excluding sales of PPE products and COVID-19 test kits, on a full year
basis were flat compared to the prior year.
In addition, we estimate that sales of PPE products and COVID-19 test kits were approximately $713 million and
$1,245 million for the years ended December 30, 2023 and December 31,

2022, respectively, representing an

estimated decrease of $532 million or 42.7%

versus the prior year, with the $532 million net decrease year-over-
year representing 4.2%

of global net sales for the year ended December 30, 2023.

Dental
Dental net sales for the year ended December 30, 2023 increased 0.9%.

The components of our sales growth are
presented in the table above.

Our decrease in internally generated local currency sales for dental merchandise was
primarily attributable to the negative impact of the cybersecurity incident.

Our sales decrease in internally
generated local currency for dental equipment was also primarily attributable to the impact of the cybersecurity
incident.

We estimate that sales of PPE products were approximately $338 million and $448 million for the years ended
December 30, 2023 and December 31, 2022, respectively, representing an estimated decrease of $110 million or
24.5% versus the prior year, with the $110 million net decrease year-over-year representing 1.5% of dental net sales for the year ended December 30, 2023.

The decrease in sales of PPE products is primarily due to lower market
prices and loss of demand during the cybersecurity incident.

Our estimated internally generated local currency
sales, excluding PPE products were flat compared to the prior year.

Medical
Medical net sales for the year ended December 30, 2023 decreased 10.3%.

The components of our sales growth are
presented in the table above.

The internally generated local currency decrease in medical sales is primarily
attributable to the impact of the cybersecurity incident that occurred during the fourth quarter of the year ended
December 30, 2023 and to lower sales of PPE products and COVID-19 test kits and other point-of-care diagnostic
products.
We estimate that sales of PPE products and COVID-19 test kits were approximately $375 million and $797 million for the years ended December 30, 2023 and December 31, 2022, respectively, representing an estimated decrease of
$422 million or 52.9% versus the prior year, with the $422 million net decrease year-over-year representing 10.6%
of medical net sales for the year ended December 30, 2023.

The decrease in sales of these products is primarily due
to lower market prices of PPE, lower market demand of COVID-19 test kits, and loss of sales of both product
categories during the cybersecurity incident.

The estimated decrease in internally generated local currency sales,
excluding PPE products and COVID-19 test kits was 2.2%.
Technology and value-added services
Technology and value-added services net sales for the year ended December 30, 2023 increased 11.4%.

The
components of our sales growth are presented in the table above.

During the year ended December 30, 2023, the
trend for sales of practice management software growth remains strong as we continued to increase the number of
cloud-based users.

We also experienced increased demand for our revenue cycle management solutions and our analytical products.

The increase in sales during the year ended December 30, 2023 was partially offset by the
expiration, during the year ended December 31, 2022, of a modestly profitable government contract in one of our
value-added services businesses.

This segment of our business was largely unaffected by the cybersecurity incident in the fourth quarter.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
Gross Gross Increase / (Decrease)
2023 Margin % 2022 Margin % $ %
Health care distribution $ 3,312 28.7% $ 3,357 28.2% $ (45) (1.3) %
Technology and value-added services 549 68.0 474 65.5 75 15.7
Total $ 3,861 31.3 $ 3,831 30.3 $ 30 0.8

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
Within our health care distribution segment, gross profit margins may vary between the periods as a result of the
changes in the mix of products sold as well as changes in our customer mix.

For example, sales of our corporate
brand and certain specialty products achieve gross profit margins that are higher than average total gross profit
margins of all products.

With respect to customer mix, sales to our large-group customers are typically completed at lower gross margins due to the higher volumes sold as opposed to the gross margin on sales to office-based practitioners, who normally purchase lower volumes.

Health care distribution gross profit for the year ended December 30, 2023 decreased compared to the prior-year-
period due to the decrease in sales resulting from the cybersecurity incident and a reduction in sales of PPE
products and COVID-19 test kits, partially offset by gross profit from acquisitions and gross margin expansion as a
result of a favorable impact of sales mix of higher-margin products.
Technology and value-added services gross profit increased as a result of a higher gross profit from internally generated sales and gross profit from acquisitions, as well as an increase in gross margin rates primarily due to
product mix and increases in productivity.
Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization,
restructuring and integration costs) by segment and in total were as follows:
% of % of
Respective Respective Increase
2023 Net Sales 2022 Net Sales $ %
Health care distribution $ 2,842 24.6% $ 2,738 23.0% $ 104 3.8%
Technology and value-added services 404 50.1 346 47.8 58 16.8
Total

$ 3,246 26.3% $ 3,084 24.4% $ 162 5.3%
The net increase in operating expenses is attributable to the following:
Operating Costs
Restructuring and
Integration Costs Acquisitions Total
Health care distribution $ 92 $ (55) $ 67 $ 104
Technology and value-added services 5 4 49 58
Total $ 97 $ (51) $ 116 $ 162
The increase in operating costs during the year ended December 30, 2023 includes increases in payroll and payroll
related costs, travel, convention and consulting expenses in both of our reportable segments and increased
acquisition expenses in our healthcare distribution segment.

During the year ended December 30, 2023, our
operating expenses were favorably impacted by the recognition of a remeasurement gain of $18 million following
an acquisition of a controlling interest of a previously held equity investment, and were negatively impacted by
restructuring, an impairment of capitalized costs of $27 million and impairment of intangible assets of $7 million
within our health care distribution segment.

During the year ended December 30, 2023, we also incurred $11 million of direct costs, primarily professional fees, for the remediation of the cybersecurity incident.

The
restructuring and integration costs are primarily related to severance and employee-related costs, accelerated
amortization of right-of-use lease assets and fixed assets, and other lease exit costs.

Other Expense, Net
Other expense, net was as follows:

Variance
2023 2022 $ %
Interest income $ 17 $ 8 $ 9 125.1%
Interest expense (87) (35) (52) (148.7)
Other, net (3) 1 (4) n/a
Other expense, net $ (73) $ (26) $ (47) (172.9) %
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings and increased interest rates.
Income Taxes
Our effective tax rate was 22.1% for the year ended December 30, 2023 compared to 23.5%

for the prior year.

In
each year, the difference between our effective and federal statutory tax rates primarily relates to state and foreign income taxes and interest expense.
The Organization of Economic Co-Operation and Development (OECD) issued technical and administrative
guidance on Pillar Two Model Rules in December 2021, which provides for a global minimum tax rate on the earnings of large multinational businesses, on a country-by-country basis.

Effective January 1, 2024, the minimum
global tax rate is 15% for various jurisdictions pursuant to the Pillar Two framework.

Future tax reform resulting
from these developments may result in changes to long-standing tax principles,

which may adversely impact our
effective tax rate going forward or result in higher cash tax liabilities.

As we operate in jurisdictions which have
adopted Pillar 2, we are continuing to analyze the implications to effectively manage the impact for 2024 and
beyond.

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
Note 13 – Debt

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

As
part of our BOLD+1 Strategic Plan, including pursuing focused mergers and acquisitions,

during the year ended
December 30, 2023 we have announced acquisitions of companies specializing in implant systems, clear aligners,
homecare medical products delivered directly to patients, and dental practice transition services.
Net cash provided by operating activities was $500 million for the year ended December 30, 2023, compared to net
cash provided by operating activities of $602 million for the prior year.

The net change of $102 million was
primarily attributable to lower cash net income.

During the quarter ended December 30, 2023, the cybersecurity incident had several offsetting impacts to the operating cash flows from our working capital, net of acquisitions,
including a decrease in operating cash flows from accounts receivable due to delayed timing of billings and limited
collection efforts resulting from the impact of the cybersecurity incident, and an increase in operating cash flows
resulting from reduced inventory purchases.

Net cash used in investing activities was $1,135 million for the year ended December 30, 2023, compared to net
cash used in investing activities of $276 million for the prior year.

The net change of $859 million was primarily
attributable to increased payments for equity investments and business acquisitions,

and increased purchases of
fixed assets resulting from our continued investment in our facilities and operations.
Net cash provided by financing activities was $701 million for the year ended December 30, 2023, compared to net
cash used in financing activities of $315 million for the prior year.

The net change of $1,016 million was primarily
due to increased net borrowings from debt

to finance our investments, partially offset by decreased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources:
December 30, December 31,
2023 2022
Cash and cash equivalents

$ 171 $ 117
Working

capital
(1)
1,805 1,764
Debt:
Bank credit lines

$ 264 $ 103
Current maturities of long-term debt

150 6
Long-term debt

1,937 1,040
Total debt

$ 2,351 $ 1,149
Leases:
Current operating lease liabilities $ 80 $ 73
Non-current operating lease liabilities 310 275
(1) Includes $284 million and $327 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitizations at December 30, 2023 and December 31, 2022, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations increased to 46.2 days as of December 30, 2023
from 41.9 days as of December 31, 2022 due to delays in billings leading to limited collections in the quarter ended
December 30, 2023 as a result of the cybersecurity incident.

During the years ended December 30, 2023 and
December 31, 2022, we wrote off approximately $16 million and $10 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.

Our inventory turns from operations was 4.5 as of
December 30, 2023 and 4.7 as of December 31, 2022.

Our working capital accounts may be impacted by current
and future economic conditions.
Contractual obligations
The following table summarizes our contractual obligations related to fixed and variable rate long-term debt and
finance lease obligations, including interest (assuming a weighted average interest rate of 4.8%), as well as
inventory purchase commitments and operating lease obligations as of December 30, 2023:
Payments due by period
< 1 year 2 - 3 years 4 - 5 years > 5 years Total
Contractual obligations:
Long-term debt, including interest $ 243 $ 1,097 $ 346 $ 783 $ 2,469
Inventory purchase commitments 5 8 4 - 17
Operating lease obligations 92 141 86 119 438
Transition tax obligations 11 24 - - 35
Finance lease obligations, including interest 4 3 2 - 9
Total $ 355 $ 1,273 $ 438 $ 902 $ 2,968
For information relating to our debt please see
Note 13 – Debt
.

Leases
We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment.

Our leases have remaining terms of less than one year to

approximately 18 years, some of
which may include options to extend the leases for up to 15 years.

As of December 30, 2023, our right-of-use
assets related to operating leases were $325 million and our current and non-current operating lease liabilities were
$80 million and $310 million, respectively.

Please see
Note 7 – Leases

for further information.

Stock Repurchases
On February 8, 2023, our Board authorized the repurchase of up to an additional $400 million in shares of our
common stock.
From March 3, 2003 through December 30, 2023, we repurchased $4.7 billion, or 90,394,805 shares, under our
common stock repurchase programs, with $265 million available as of December 30, 2023 for future common stock
share repurchases.
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

As of December 30, 2023 and December 31, 2022,

our balance for redeemable
noncontrolling interests was $864 million and $576 million, respectively.

Please see
Note 19 – Redeemable
Noncontrolling Interests

for further information.
Unrecognized tax benefits

As more fully disclosed in
Note 14 – Income Taxes

of “Notes to Consolidated Financial Statements,” we cannot
reasonably estimate the timing of future cash flows related to our unrecognized tax benefits, including accrued
interest, of $115 million as of December 30, 2023.

Critical Accounting Estimates
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

We believe that the following critical accounting estimates, which have been discussed with the Audit Committee of our Board, affect the significant estimates and judgments used in the preparation of our consolidated financial
statements:
Inventories and Reserves
Inventories consist primarily of finished goods and are valued at the lower of cost or net realizable value.

Cost is
determined by the first-in, first-out method for merchandise and actual cost for large equipment and high tech
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

Business Combinations
The estimated fair value of acquired identifiable intangible assets (i.e., customer relationships and lists, trademarks
and trade names, product development and non-compete agreements)

is based on critical judgments and
assumptions derived from analysis of market conditions, including discount rates, projected revenue growth rates
(which are based on historical trends and assessment of financial projections),

estimated customer attrition and
projected cash flows.

These assumptions are forward-looking and could be affected by future economic and market
conditions.

Please see
Note 5 – Business Acquisitions and Divestitures

for further discussion of our acquisitions.
Goodwill
Goodwill is subject to impairment analysis at least once annually as of the first day of our fourth quarter, or if an
event occurs or circumstances change that would more likely than not reduce a reporting unit’s fair value below
carrying value.

We regard our reporting units to be our operating segments: our global dental and medical businesses, and technology and value-added services.

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

On an annual basis, we prepare financial projections.

These projections are based on input from our leadership and are presented annually to our Board.

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
For the years ended December 30, 2023 and December 25, 2021, we believe the fair value of each of our reporting
units sufficiently exceeds the carrying values and thus we did not record any amount for goodwill impairment.

Based on our quantitative assessment for the year ended December 31, 2022,

we recorded a $20 million impairment
of goodwill relating to the disposal of an unprofitable business for which estimated fair value was lower than
carrying value.

As part of our analysis for the rest of the goodwill balance, we performed a sensitivity analysis on
the discount rate and long-term growth rate assumptions.

The sensitivities did not result in any additional
impairment charges.

Definite-Lived Intangible Assets
Annually or if we identify an impairment indicator,

definite-lived intangible assets such as non-compete
agreements, trademarks, trade names, customer relationships and lists, and product development are reviewed for
impairment indicators.

If any impairment indicators exist, quantitative testing

is performed on the asset.
The quantitative impairment model is a two-step test under which we first calculate the recoverability of the
carrying value by comparing the undiscounted projected cash flows associated with the asset or asset group,
including its estimated residual value, to the carrying amount.

If the cash flows associated with the asset or asset
group are less than the carrying value, we perform a fair value assessment of the asset, or asset group.

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
results.

During the year ended December 30, 2023 we recorded $19 million of impairment charges related to businesses in
our health care distribution segment, the components of which were

$7 million primarily related to customer lists
and relationships attributable to lower than anticipated operating margins in certain businesses, and a $12 million
charge related to the planned exit of a business.

These impairment charges were calculated as the differences
between the carrying values and the estimated fair values of the impaired intangible assets, using a discounted
estimate of future cash flows.

Please see
Note 15 – Plans of Restructuring and Integration Costs

for additional
details.
During the year ended December 31, 2022 we recorded $49 million of impairment charges related to businesses in
our health care distribution segment, the components of which were a $15 million charge related to the disposal of
an unprofitable business and a $34 million charge related to customer lists and relationships attributable to
customer attrition rates being higher than expected in certain other health care distribution businesses.

These
impairment charges were calculated as the differences between the carrying values and the estimated fair values of
the impaired intangible assets, using a discounted estimate of future cash flows.

Please see
Note 15 – Plans of
Restructuring and Integration Costs

for additional details.
During the year ended December 25, 2021, we recorded a $1 million impairment charge related ratably to a
business within our health care distribution segment and a business within our technology and value-added services
segment.
Redeemable Noncontrolling Interests
Some minority stockholders in certain of our consolidated subsidiaries have the right, at certain times, to require us
to acquire their ownership interest in those entities at fair value.

The redemption amounts have been estimated
based on recent transactions, expected future earnings and cash flows and, if such earnings and cash flows are not
achieved, the value of the redeemable noncontrolling interests might be impacted.

See
Note 1 – Basis of
Presentation and Significant Accounting Policies

and
Note 19 – Redeemable Noncontrolling Interests

for additional
information.
Income Tax
When determining if the realization of a deferred tax asset is likely to assess the need to record a valuation
allowance, estimates and judgement are required.

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
ASC Topic 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements in accordance with provisions contained within its guidance.

This topic prescribes a recognition threshold and a
measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to

be taken in a tax return.

For those benefits to be recognized, a tax position must be more likely than not to be
sustained upon examination by the taxing authorities.

The amount recognized is measured as the largest amount of
benefit that has a greater than 50% likelihood of being realized upon ultimate audit settlement.

In the normal
course of business, our tax returns are subject to examination by various taxing authorities.

Such examinations may
result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect of
certain tax matters.

Please see
Note 14 – Income Taxes

for further discussion.
The Financial Accounting Standards Board Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-
Taxed Income (“GILTI”),

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
ITEM 7A.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, interest rate risks as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to the credit markets.

We attempt to minimize these
risks primarily by using foreign currency forward contracts and by maintaining counter-party credit limits.

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
Foreign Currency
The value of certain foreign currencies compared to the U.S. dollar may affect our financial results.

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

We do not hedge the translation of
foreign currency profits into U.S. dollars, as we consider foreign currency translation to be an accounting exposure,
not an economic exposure.

A hypothetical 5% change in the average value of the U.S. dollar in 2023 compared to
foreign currencies would have changed our 2023 reported Net income attributable to Henry Schein, Inc. by
approximately $5 million.
As of December 30, 2023, our forward foreign currency exchange agreements,

which expire through November 3,
2028, had a fair value of $(8) million as determined by quoted market prices.

Included in the forward foreign
currency exchange agreements, Henry Schein, Inc. had net investment designated EUR/USD forward contracts
with notional values of approximately €300 million and reported fair values of $(7) million.

A 5% increase in the
value of the Euro to the USD from December 30, 2023 would decrease the fair value of these forward contracts by
$18 million.
Total

Return Swaps
On March 20, 2020, we entered into a total return swap for the purpose of economically hedging our unfunded non-
qualified supplemental retirement plan and our deferred compensation plan obligation.

At inception, the notional value of the investments in these plans was $43 million.

At December 30, 2023, the
notional value of the investments in these plans was $96 million.

At December 30, 2023, the financing blended rate
for this swap was based on the Secured Overnight Financing Rate (“SOFR”)

of 5.33%

plus 0.52%, for a combined
rate of 5.85%.

For the years ended December 30, 2023, December 31, 2022, and

December 25, 2021 we have
recorded a gain/(loss), within selling, general and administrative expense,

of approximately $10 million, $(17)
million and $12 million, respectively, net of transaction costs, related to this undesignated swap.

This swap is
expected to be renewed on an annual basis and is expected to result in a neutral impact to our results of operations.

Credit Risk Monitoring
We limit our credit risk with respect to our cash equivalents, short-term investments and derivative instruments, by monitoring the credit worthiness of the financial institutions who are the counterparties to such financial
instruments.

As a risk management policy, we limit the amount of credit exposure by diversifying and utilizing numerous investment grade counterparties.
Interest Rate Risk
As of December 30, 2023, we had variable interest rate exposure for certain of our revolving credit facilities and
our U.S. trade accounts receivable securitization.
Our revolving credit facility which we entered into on July 11,

2023 and expires on July 11, 2028,

has a variable
interest rate that is based on the SOFR plus a spread based on our leverage ratio at the end of each financial
reporting quarter.

As of December 30, 2023, there was $200 million outstanding under this revolving credit
facility.

During the year ended December 30, 2023, the average outstanding balance was approximately $61
million.

Based upon our average outstanding balances, for each hypothetical increase of 25 basis points, our
interest expense thereunder would have increased by $0.2 million.
Our U.S. trade accounts receivable securitization, which we entered into on April 17, 2013 and expires on
December 15, 2025, has a variable interest rate that is based upon the asset-backed commercial paper rate.

As of
December 30, 2023, the commercial paper rate was 5.67% plus 0.75%,

for a combined rate of 6.42%,

and the
outstanding balance under this securitization facility was $210 million.

During the year ended December 30, 2023,
the average outstanding balance was approximately $238 million.

Based upon our average outstanding balances,
for each hypothetical increase of 25 basis points, our interest expense thereunder would have increased by $1
million.
On July 11, 2023, we entered into interest rate swap agreements to hedge the cash flow of our variable rate $750
million floating debt term loan facility, with three years maturity, effectively changing the floating rate portion of our obligation to a fixed rate.

Under the terms of the interest rate swap agreements, we receive variable interest
payments based on the one-month Term SOFR rate and pay interest at a fixed rate.

As of December 30, 2023, the
notional value of the interest rate swap agreements was $741 million.

This term loan matures on July 11, 2026.
At December 30, 2023, the interest on this Term Credit Agreement was 5.36% plus 1.35% for a combined rate of
6.71%.

However, we have a hedge in place (see
Note 12 – Derivatives and Hedging Activities

for additional
information) that ultimately creates an effective fixed rate of 5.79%.

ITEM 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
Page
Number
Report of Independent Registered Public Accounting Firm

(BDO USA, P.C.;

New York,

NY; PCAOB
ID#
243
)
63
Consolidated Financial Statements
:
Balance Sheets as of December 30, 2023 and December 31, 2022

65
Statements of Income for the years ended December 30, 2023,
December 31, 2022 and December 25, 2021
66
Statements of Comprehensive Income for the years ended December 30, 2023,
December 31, 2022 and December 25, 2021
67
Statements of Changes in Stockholders’ Equity for the years ended

December 30, 2023, December 31, 2022 and December 25, 2021
68
Statements of Cash Flows for the years ended December 30, 2023,
December 31, 2022 and December 25, 2021
69
Notes to Consolidated Financial Statements
70

Note 1 – Basis of Presentation and Significant Accounting Policies
70

Note 2 – Cybersecurity Incident

80

Note 3 – Net Sales from Contracts with Customers

81

Note 4 – Segment and Geographic Data

82

Note 5 – Business Acquisitions and Divestiture
85

Note 6 – Property and Equipment, Net

92

Note 7 – Leases

93

Note 8 – Goodwill and Other Intangibles, Net

95

Note 9 – Investments and Other

97

Note 10 – Fair Value Measurements

98

Note 11 – Concentrations of Risk

100

Note 12 – Derivatives and Hedging Activities

101

Note 13 – Debt

103

Note 14 – Income Taxes

107

Note 15 – Plans of Restructuring and Integration Costs

111

Note 16 – Commitments and Contingencies

114

Note 17 – Stock-Based Compensation

116

Note 18 – Employee Benefit Plans

119

Note 19 – Redeemable Noncontrolling Interests

122

Note 20 – Comprehensive Income

122

Note 21 – Earnings Per Share

124

Note 22 – Supplemental Cash Flow Information
124

Note 23 – Related Party Transactions
125

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors

Henry Schein, Inc.
Melville, NY
Opinion on the Consolidated Financial Statements

We

have

audited

the

accompanying

consolidated

balance

sheets

of

Henry

Schein,

Inc.

(the

“Company”)

as

of
December 30, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity,

and cash flows for each of

the three years in the period

ended December 30, 2023,
and

the

related

notes

(collectively

referred

to

as

the

“consolidated

financial

statements”).

In

our

opinion,

the
consolidated financial

statements present

fairly,

in

all material

respects, the

financial position

of

the

Company at
December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in

the period

ended December

30, 2023,

in conformity

with accounting

principles generally

accepted in

the
United States of America.
We

also

have

audited,

in

accordance

with

the

standards

of

the

Public

Company

Accounting

Oversight

Board
(United

States)

(“PCAOB”),

the

Company's

internal

control

over

financial

reporting

as

of

December

30,

2023,
based

on

criteria

established

in

Internal

Control

–

Integrated

Framework

(2013)

issued

by

the

Committee

of
Sponsoring

Organizations

of

the

Treadway

Commission

(“COSO”)

and

our

report

dated

February

28,

2024
expressed an adverse opinion thereon.

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
Business Acquisition
As

described

in

Note

5

of

the

consolidated

financial

statements,

the

Company

acquired

Shield

Healthcare,

Inc.,
(“Shield”)

in

2023.

As

a

result

of

this

acquisition,

management

was

required

to

determine

the

fair

values

of

the

identifiable

assets

acquired

and

liabilities

assumed.

In

connection

with

the

acquisition

of

Shield,

the

Company
recorded $156 million of identifiable intangible assets related to customer relationships and lists.
We

identified management’s

judgements used to

determine the

revenue growth rates

and discount

rate used

in the
determination

of

the

fair

value

of

the

acquired

customer

relationships

and

lists

in

the

acquisition

of

Shield

as

a
critical audit matter.

The principal considerations

for our determination

were the subjective

judgement required by
management in formulating the

revenue growth rates and

assessing the appropriateness of the

discount rate used in
developing

the

fair

values

of

the

applicable

acquired identifiable

intangible

assets.

Auditing

these

considerations
involved

especially

subjective

and

challenging

auditor

judgement

due

to

the

nature

and

extent

of

audit

effort
required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
●
Evaluating the reasonableness of the revenue growth rates used in the determination of the fair values of the
acquired

customer

relationships

and

lists

in

the

acquisition

of

Shield

by:

(i)

reviewing

the

historical
performance of

the

acquired company

using

their

audited financial

statements, and

(ii)

assessing revenue
projections against industry metrics and peer-group companies.
●
Utilizing

personnel

with

specialized

knowledge

and

skill

in

valuation

to

assist

in:

(i)

testing

the

source
information underlying

the determination

of the

discount rate,

and (ii)

developing a

range of

independent
estimates of discount rates and

comparing those to the discount

rate selected by management in connection
with the determination of the fair value of the acquired customer relationships and lists in the acquisition of
Shield.
/s/
BDO USA,

P.C.
We have served as the Company's auditor since 1984.
New York, NY
February 28, 2024

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 30, December 31,
2023 2022
ASSETS
Current assets:
Cash and cash equivalents $
171
$
117
Accounts receivable, net of allowance for credit losses of $
83

and $
65

(1)
1,863
1,442
Inventories, net
1,815
1,963
Prepaid expenses and other
639
466
Total current assets
4,488
3,988
Property and equipment, net
498
383
Operating lease right-of-use assets
325
284
Goodwill
3,875
2,893
Other intangibles, net
916
587
Investments and other
471
472
Total assets $
10,573
$
8,607
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable $
1,020
$
1,004
Bank credit lines
264
103
Current maturities of long-term debt
150
6
Operating lease liabilities
80
73
Accrued expenses:
Payroll and related
332
314
Taxes
137
132
Other
700
592
Total current liabilities
2,683
2,224
Long-term debt (1)
1,937
1,040
Deferred income taxes
54
36
Operating lease liabilities
310
275
Other liabilities
436
361
Total liabilities
5,420
3,936
Redeemable noncontrolling interests
864
576
Commitments and contingencies
(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
129,247,765

outstanding on December 30, 2023 and
131,792,817

outstanding on December 31, 2022
1
1
Additional paid-in capital
-
-
Retained earnings
3,860
3,678
Accumulated other comprehensive loss
(206)
(233)
Total Henry Schein, Inc. stockholders' equity
3,655
3,446
Noncontrolling interests
634
649
Total stockholders' equity
4,289
4,095
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
10,573
$
8,607
(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”).

At December 30, 2023 and
December 31, 2022, includes trade accounts receivable of $
284

million and $
327

million, respectively, and long-term debt of $
210
million and $
255

million, respectively.

See
Note 1 – Basis of Presentation and Significant Accounting Policies

for further
information.

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF INCOME
(in millions, except share and per share data)
Years

Ended
December 30, December 31, December 25,
2023 2022 2021
Net sales $
12,339
$
12,647
$
12,401
Cost of sales
8,478
8,816
8,727
Gross profit
3,861
3,831
3,674
Operating expenses:
Selling, general and administrative
2,956
2,771
2,634
Depreciation and amortization
210
182
180
Restructuring and integration costs
80
131
8
Operating income
615
747
852
Other income (expense):
Interest income
17
8
6
Interest expense
(87)
(35)
(27)
Other, net
(3)
1
-
Income before taxes, equity in
earnings of affiliates and noncontrolling interests
542
721
831
Income taxes
(120)
(170)
(198)
Equity in earnings of affiliates, net of tax
14
15
20
Gain on sale of equity investment
-
-
7
Net income
436
566
660
Less: Net income attributable to noncontrolling interests
(20)
(28)
(29)
Net income attributable to Henry Schein, Inc. $
416
$
538
$
631
Earnings per share attributable to Henry Schein, Inc.:
Basic $
3.18
$
3.95
$
4.51
Diluted $
3.16
$
3.91
$
4.45
Weighted-average common

shares outstanding:
Basic
130,618,990
136,064,221
140,090,889
Diluted
131,748,171
137,755,670
141,772,781

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(in millions)
Years

Ended
December 30, December 31, December 25,
2023 2022 2021
Net income $
436
$
566
$
660
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)
53
(88)
(84)
Unrealized gain (loss) from hedging activities
(18)
7
9
Pension adjustment gain (loss)
(3)
12
6
Other comprehensive income (loss), net of tax

32
(69)
(69)
Comprehensive income
468
497
591
Comprehensive income attributable to noncontrolling interests:
Net income
(20)
(28)
(29)
Foreign currency translation loss (gain)
(5)
7
6
Comprehensive income attributable to noncontrolling interests
(25)
(21)
(23)
Comprehensive income attributable to Henry Schein, Inc. $
443
$
476
$
568

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
23

attributable to Redeemable
noncontrolling interests) -
-
-
631
-
6
637
Foreign currency translation loss (excluding loss of $
6
attributable to Redeemable noncontrolling interests) -
-
-
-
(78)
-
(78)
Unrealized gain from hedging activities,
net of tax of $
3
-
-
-
-
9
-
9
Pension adjustment gain, including tax of $
2
-
-
-
-
6
-
6
Distributions to noncontrolling shareholders -
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
noncontrolling interests) -
-
-
538
-
7
545
Foreign currency translation loss (excluding loss of $
6
attributable to Redeemable noncontrolling interests) -
-
-
-
(81)
(1)
(82)
Unrealized gain from hedging activities,
net of tax of $
3
-
-
-
-
7
-
7
Pension adjustment gain, including tax of $
4
-
-
-
-
12
-
12
Distributions to noncontrolling shareholders -
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
-
-
2
Transfer of charges in excess of capital -
-
35
(35)
-
-
-
Balance, December 31, 2022
131,792,817
1
-
3,678
(233)
649
4,095
Net income (excluding $
6

attributable to Redeemable
noncontrolling interests) -
-
-
416
-
14
430
Foreign currency translation gain (excluding gain of $
5
attributable to Redeemable noncontrolling interests) -
-
-
-
48
-
48
Unrealized loss from hedging activities,
including tax benefit of $
7
-
-
-
-
(18)
-
(18)
Pension adjustment loss, including tax benefit of $
0
-
-
-
-
(3)
-
(3)
Distributions to noncontrolling shareholders -
-
-
-
-
(27)
(27)
Change in fair value of redeemable securities -
-
11
-
-
-
11
Noncontrolling interests and adjustments related to
business acquisitions -
-
-
-
-
(2)
(2)
Repurchase and retirement of common stock
(3,214,136)
-
(33)
(219)
-
-
(252)
Stock issued upon exercise of stock options
21,068
-
1
-
-
-
1
Stock-based compensation expense
1,065,319
-
39
-
-
-
39
Shares withheld for payroll taxes
(416,605)
-
(34)
-
-
-
(34)
Settlement of stock-based compensation awards
(698)
-
1
-
-
-
1
Transfer of charges in excess of capital -
-
15
(15)
-
-
-
Balance, December 30, 2023
129,247,765
$
1
$
-
$
3,860
$
(206)
$
634
$
4,289

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(in millions)
Years Ended
December 30, December 31, December 25,
2023 2022 2021
Cash flows from operating activities:
Net income $
436
$
566
$
660
Adjustments to reconcile net income to net cash provided

by operating activities:
Depreciation and amortization
248
212
210
Impairment charge on intangible assets
7
34
1
Impairment of capitalized software
27
-
-
Non-cash restructuring charges
27
93
-
Gain on sale of equity investment
-
-
(10)
Stock-based compensation expense
39
54
78
Provision for (benefits from) losses on trade and other

accounts receivable
18
5
(8)
Benefit from deferred income taxes
(20)
(73)
(11)
Equity in earnings of affiliates
(14)
(15)
(20)
Distributions from equity affiliates
15
15
18
Changes in unrecognized tax benefits
10
12
(2)
Other
(3)
(20)
(10)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable
(327)
(7)
4
Inventories
231
(126)
(295)
Other current assets
(138)
(52)
9
Accounts payable and accrued expenses
(56)
(96)
86
Net cash provided by operating activities
500
602
710
Cash flows from investing activities:
Purchases of property and equipment
(147)
(96)
(79)
Payments related to equity investments and business acquisitions, net of cash acquired
(955)
(158)
(571)
Proceeds from sale of equity investment
-
-
10
Proceeds from loan to affiliate
6
11
(4)
Settlements for net investment hedges
22
-
-
Capitalized software costs
(40)
(32)
(33)
Other
(21)
(1)
-
Net cash used in investing activities
(1,135)
(276)
(677)
Cash flows from financing activities:
Net change in bank credit lines
153
48
(18)
Proceeds from issuance of long-term debt
1,368
270
305
Principal payments for long-term debt
(468)
(59)
(122)
Debt issuance costs
(3)
-
(3)
Proceeds from issuance of stock upon exercise of stock options
1
2
-
Payments for repurchases and retirement of common stock
(250)
(485)
(401)
Payments for taxes related to shares withheld for employee

taxes
(34)
(32)
(8)
Distributions to noncontrolling shareholders
(47)
(21)
(26)
Acquisitions of noncontrolling interests in subsidiaries
(19)
(38)
(60)
Net cash provided by (used in) financing activities
701
(315)
(333)
Effect of exchange rate changes on cash and cash equivalents
(12)
(12)
(3)
Net change in cash and cash equivalents
54
(1)
(303)
Cash and cash equivalents, beginning of period
117
118
421
Cash and cash equivalents, end of period $
171
$
117
$
118

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
70
Note 1 – Basis of Presentation and Significant Accounting Policies

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
Malaysia, Mexico, Morocco, the Netherlands, New Zealand, Poland, Portugal,

Singapore, South Africa, Spain,
Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.
Basis of Presentation
Our consolidated financial statements include the accounts of Henry

Schein, Inc. and all of our controlled
subsidiaries.

All intercompany accounts and transactions are eliminated in consolidation.

Investments in
unconsolidated affiliates for which we have the ability to influence the operating or financial decisions are
accounted for under the equity method.

Certain prior period amounts have been reclassified to conform to the
current period presentation.

These reclassifications, individually and in the aggregate, did not have a material
impact on our consolidated financial condition, results of operations or cash flows.
We consolidate the results of operations and financial position of a trade accounts receivable securitization which we consider a Variable Interest Entity (“VIE”) because we are its primary beneficiary as we have the power to direct activities that most significantly affect its economic performance and have the obligation to absorb the
majority of its losses or benefits.

For this VIE, the trade accounts receivable transferred

to the VIE are pledged as
collateral to the related debt.

The VIE’s creditors have recourse to us for losses on these trade accounts receivable.

At December 30, 2023 and December 31, 2022,

certain trade accounts receivable that can only be used to settle obligations of this VIE were $
284

million and $
327

million, respectively, and the liabilities of this VIE where the creditors have recourse to us were $
210

million and $
255

million, respectively.

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
See
Note 10 – Fair Value Measurements

for additional information.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in
the United States requires us to make estimates and assumptions that affect the reported amounts of assets and
liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported
amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.
Our consolidated financial statements reflect estimates and assumptions made by us that affect, among other things,
our goodwill, long-lived asset and definite-lived intangible asset valuation;

inventory valuation; equity investment
valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax
contingencies; the allowance for doubtful accounts; redeemable noncontrolling interests; hedging activity; supplier
rebates; measurement of compensation cost for certain share-based performance awards and cash bonus plans; and
pension plan assumptions.

Fiscal Year
We report our results of operations and cash flows on a
52

or
53

weeks per fiscal year basis ending on the last
Saturday of December.

The year ended December 30, 2023 consisted of
52

weeks, and the years ended December
31, 2022 and December 25, 2021 consisted of
53

weeks and
52

weeks, respectively.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the
consideration that we expect to receive for those goods or services.

To recognize revenue, we:
•

identify the contract(s) with a customer;

•

identify the performance obligations in the contract;

•

determine the transaction price;

•

allocate the transaction price to the performance obligations in the contract;

and

•

recognize revenue when, or as, we satisfy a performance obligation.
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
Revenue derived from the sale of consumable products is recognized at the point in time when control transfers to
the customer.

Such sales typically entail high-volume, low-dollar orders

shipped using third-party common
carriers.

We believe that the shipment date is the most appropriate point in time indicating control has transferred

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
72
to the customer.

On the shipment date, we have no post-shipment obligations,

legal title and risks and rewards of
ownership transfer to the customer and we have an enforceable right to payment.
Revenue derived from the sale of equipment is recognized when control transfers to the customer.

This occurs
when the equipment is delivered.

Such sales typically entail scheduled deliveries of large equipment primarily by
equipment service technicians.

Most equipment requires minimal installation, which is

typically completed at the
time of delivery.

Our product generally carries standard warranty terms provided by the manufacturer; however, in
instances where we provide warranty labor services, the warranty costs are accrued in accordance with Accounting
Standards Codification (“ASC”) Topic 460 Guarantees.

At December 30, 2023 and December 31, 2022, we had
accrued approximately $
12

million and $
8

million, respectively, for warranty costs.

Revenue derived from the sale of software products is recognized when products are delivered to customers or
made available electronically.

Such software is generally installed by customers and does

not require extensive
training.

Revenue derived from post-contract customer support for software,

including annual support and/or
training, is generally recognized over time using time elapsed as the input method that best depicts the transfer of
control to the customer.

Revenue derived from software sold on a Software-as-a-Service basis is recognized ratably
over the subscription period as control is transferred to the customer.
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
revenue.
Some of our revenue is derived from bundled arrangements that include multiple distinct performance obligations,
which are accounted for separately.

When we sell software products together with related services (i.e.,

training
and technical support), we allocate revenue to software by the residual method, using an estimate of the standalone
selling price to estimate the fair value of the undelivered elements.

Bundled arrangements that include elements
that are not considered software consist primarily of equipment and the related installation service.

We allocate
revenue for such arrangements based on the relative selling prices of the goods or services.

If an observable selling
price is not available (i.e., because we or others do not sell the goods or services separately), we use one of the
following techniques to estimate the standalone selling price: adjusted market approach; cost-plus approach; or the
residual method.

There is no specific hierarchy for the use of these methods,

but the estimated selling price reflects
our best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone
basis taking into consideration the cost structure of our business, technical skill required, customer location and
other market conditions.
See
Note 3 – Revenue from Contracts with Customers

for additional disclosures of disaggregated net sales and
Note 4 – Segment and Geographic Data

for disclosures of net sales by segment and geographic data.
Sales Returns
Sales returns are recognized as a reduction of revenue by the amount of expected returns and are recorded as refund
liability within accrued expenses-other within our consolidated balance sheets.

We estimate the sales return
liability based on historical data for specific products, adjusted as necessary for new products.

The allowance for
returns is presented gross as a refund liability and we record an inventory asset (and a corresponding adjustment to
cost of sales) for any products that we expect to be returned and resaleable.

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

Total distribution network costs were $
105

million, $
103

million and $
89

million for the years ended December 30,
2023, December 31, 2022 and December 25, 2021, respectively.
Supplier Rebates

Supplier rebates are included as a reduction of cost of sales and are recognized over the period they are earned.

The
factors we consider in estimating supplier rebate accruals include forecasted inventory purchases,

sales, supplier
rebate contract terms, which generally provide for increasing rebates based on either increased purchase or sales
volumes.
Direct Shipping and Handling Costs
Freight and other direct shipping costs are included in cost of sales.

Direct handling costs, which represent
primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise
for shipment to our customers are reflected in selling, general and administrative expenses.

Direct handling costs
were $
98

million, $
96

million and $
97

million for the years ended December 30, 2023, December 31, 2022

and
December 25, 2021, respectively.
Advertising and Promotional Costs
We expense advertising and promotional costs as incurred.

Total advertising and promotional expenses were $
47
million, $
47

million and $
48

million for the years ended December 30, 2023, December 31, 2022 and

December
25, 2021, respectively.
Stock-Based Compensation Costs
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

expenses.

Employment Benefit Plans and other Postretirement Benefit Plans
Some of our employees in our international markets participate in various noncontributory defined benefit plans.

We recognize the funded status, measured as the difference between the fair value of plan assets and the projected benefit obligation.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
74
Gains and losses that result from changes in actuarial assumptions or from actual experience that differs from
actuarial assumptions are recognized in and then amortized from Accumulated other comprehensive income (loss).
Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

Due to the short-term maturity of such investments,

the carrying amounts are a reasonable estimate of
fair value.

Outstanding checks in excess of funds on deposit of $
52

million and $
53

million, primarily related to
payments for inventory, were classified as accounts payable as of December 30, 2023 and December 31, 2022.

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
Our net accounts receivable balance was $
1,863

million, $
1,442

million, and $
1,452

million at December 30, 2023,
December 31, 2022, and December 25, 2021, respectively.

Our allowance for credit losses was $
83

million, $
65
million $
67

million, and $
88

million as of December 30, 2023, December 31, 2022, December 25, 2021,

and
December 26, 2020, respectively.

Additions to the allowance for the years ended December 30, 2023,

December
31, 2022 and December 25, 2021 were $
34

million, $
8

million and $
0

million, respectively.

Deductions to the
allowance for the years ended December 30, 2023, December 31, 2022 and December 25, 2021, were $
16

million,
$
10

million and $
21

million
, respectively.
Contract Assets
Contract assets include amounts related to any conditional right to consideration for work completed but not billed
as of the reporting date.

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
sheets.

Current and non-current contract asset balances as of December 30,

2023 and December 31, 2022 were not
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

At
December 30, 2023 and December 31, 2022, the current and non-current contract liabilities were $
89

million and
$
9

million, and $
86

million and $
8

million, respectively. During the year ended December 30, 2023, we recognized substantially all of the current contract liability amounts that were previously deferred at December 31, 2022.

At

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
75
December 25, 2021, the current and non-current contract liabilities were

$
89

million and $
10

million.

During the
year ended December 31, 2022, we recognized substantially all of the current contract liability amounts that were
previously deferred at December 25, 2021.

Current contract liabilities at December 30, 2023 included

balances of
$
9

million related to business acquisitions completed in 2023.

Acquisition-related contract liability amounts at
December 31, 2022 and December 25, 2021 were immaterial.
Inventories and Reserves

Inventories consist primarily of finished goods and are valued at the lower of cost or net realizable value.

Cost is
determined by the weighted-average first-in, first-out method for merchandise and by actual cost for large
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

Depreciation is
computed under the straight-line method

using estimated useful lives (See
Note 6 – Property and Equipment, Net
for estimated useful lives).

Amortization of leasehold improvements is computed using the straight-line method
over the lesser of the useful life of the assets or the remaining lease term.

Capitalized Software Development Costs
Capitalized internal-use software costs consist of costs to purchase and develop software.

For software to be used
solely to meet internal needs and for cloud-based applications used to deliver our services, we capitalize costs
incurred during the application development stage and include such costs within property and equipment, net within
our consolidated balance sheets.

For software to be sold, leased, or marketed to external users, we capitalize software development costs when technological feasibility is reached and include such costs within investments and
other within our consolidated balance sheets.
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
over the lease term.

Expenses associated with operating leases and finance leases are included in selling, general
and administrative and interest expense, respectively within our consolidated statement of income.

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
Business Acquisitions
We account for business acquisitions under the acquisition method of accounting, under which the net assets of
acquired businesses are recorded at their fair value at the acquisition date and our consolidated financial statements
include the acquired businesses’ results of operations from that date.
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

Any adjustments to these accrual amounts are recorded

in selling, general and
administrative within our consolidated statements of income.

While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the
acquisition date, our estimates are inherently uncertain and subject to refinement.

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
Goodwill represents, for acquired business, the excess of the purchase price over the estimated fair value of the net
assets acquired, including the amount assigned to identifiable intangible assets.

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
For the years ended December 30, 2023 and December 31, 2022, we tested goodwill for impairment, on the first
day of the fourth quarter, using a quantitative analysis comparing the carrying value of our reporting units,
including goodwill, to their estimated fair values using a discounted cash flow methodology.

When the estimated
fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not
impaired.

Conversely, when a reporting unit’s carrying value exceeds its fair value, an impairment charge against goodwill, limited to the total amount of goodwill allocated to that reporting unit, is recognized.
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
For the year ended December 30, 2023 and December 25, 2021, the results of our goodwill impairment analysis did
no
t result in any impairments.

For the year ended December 31, 2022 we recorded a $
20

million impairment of
goodwill relating to the disposal of an unprofitable business whose estimated fair value was lower than its carrying
value.

The disposal of this business is part of our restructuring initiative as more fully discussed in
Note 15 – Plans
of Restructuring and Integration Costs
.
Intangible Assets
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
projected cash flows.

We have calculated the value of these intangible assets using the multi-period excess earnings method, the relief-from-royalty method, and the with and without method, where applicable.

These
assumptions are forward-looking and could be affected by future economic and market conditions.

Intangible assets, other than goodwill, are evaluated for impairment whenever events or changes in circumstances
indicate that the carrying amount of the assets may not be recoverable through the undiscounted future cash flows
expected to be derived from such asset or asset group.
Definite-lived intangible assets primarily consist of non-compete agreements,

trademarks, trade names, customer
lists, customer relationships and product development.

For long-lived assets used in operations, impairment losses
are only recorded if the asset or asset groups carrying amount is not recoverable through its undiscounted future
cash flows.

We measure the impairment loss based on the difference between the carrying amount and the estimated fair value.

When an impairment exists, the related assets are written down to fair value.
During the years ended December 30, 2023, December 31, 2022

and December 25, 2021, we recorded total
impairment charges, within the selling, general and administrative line of our consolidated statements of income, on
intangible assets of $
7

million, $
34

million and $
1

million, respectively, as more fully discussed in
Note 8 –
Goodwill and Other Intangibles, Net
.
Income Taxes
We account for income taxes under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our
financial statements or tax returns.

In estimating future tax consequences, we generally consider all expected future
events other than expected enactments of changes in tax laws or rates.

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

The redemption amounts have been estimated based on expected future earnings and cash flows and, if such
earnings and cash flows are not achieved, the value of the redeemable noncontrolling interests might be impacted.

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
Noncontrolling Interests
Noncontrolling interest represents the ownership interests of certain minority owners of our consolidated
subsidiaries.

Our net income is reduced by the portion of the subsidiaries’

net income that is attributable to
noncontrolling interests.
Comprehensive Income
Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the
United States, are excluded from net income as such amounts are recorded directly as an adjustment to
stockholders’ equity.

Our comprehensive income is primarily comprised of net income,

foreign currency
translation gain (loss), unrealized gain (loss) from hedging activities and unrealized pension adjustment gain.
Risk Management and Derivative Financial Instruments

We use derivative instruments to minimize our exposure to fluctuations in foreign currency exchange rates, interest rates, and our unfunded non-qualified supplemental retirement plan (“SERP”)

and our deferred compensation plan
(“DCP”).

Our objective is to manage the impact that foreign currency

exchange rate fluctuations could have on
recognized asset and liability fair values, earnings and cash flows, as well as our net investments in foreign
subsidiaries, the interest rate risk on variable rate debt, and the returns on our SERP and DCP.

Our risk
management policy requires that derivative contracts used as hedges be effective at reducing the risks associated
with the exposure being hedged and be designated hedges at inception of the contracts.

We do not enter into
derivative instruments for speculative purposes.

Our derivative instruments primarily include foreign currency forward contracts, total return swaps, and interest rate swaps.

Foreign currency forward agreements related to forecasted inventory purchase commitments with foreign suppliers,
foreign currency swaps related to foreign currency denominated debt, and interest rate swaps related to variable rate
debt are designated as cash flow hedges.

For derivatives that are designated and qualify as cash flow hedges,

the
changes in the fair value of the derivatives are recorded as a component of Accumulated other comprehensive
income in stockholders’ equity and subsequently reclassified into earnings in the period(s) during which the hedged
transactions affect earnings.

We classify the cash flows related to our hedging activities in the same category in our consolidated statements of cash flows as the cash flows related to the hedged item.
Foreign currency forward contracts related to our euro-denominated foreign operations are designated as net
investment hedges.

For derivatives that are designated and qualify as net investment hedges, changes in the fair
value of the derivatives are recorded in the foreign currency translation gain

(loss) component of Accumulated
other comprehensive income in stockholders’ equity until the net investment is sold or substantially liquidated.
Interest swap agreements are entered into for the purpose of hedging the cash flow of our variable interest rate term
loan.
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
Total return swaps are entered into for the purpose of economically hedging our SERP and DCP.

These swaps are
expected to be renewed on an annual basis.

Changes in the fair values of these total return swaps are recorded in selling, general, and administrative expenses within our consolidated statements of income and offset recognized
changes in the fair values of our SERP and DCP liabilities.
Foreign Currency Translation

and Transactions
The financial position and results of operations of our foreign subsidiaries are determined using local currencies as
the functional currencies.

Assets and liabilities of foreign subsidiaries are translated at the exchange rate in effect at
each year-end.

Income statement accounts are translated at the average rate of exchange prevailing during the year.

Translation adjustments arising from the use of differing exchange rates from period to period are included in
Accumulated other comprehensive income in stockholders’ equity.

Gains and losses resulting from foreign
currency transactions are included in earnings.
Accounting Pronouncements Adopted

During the year ended December 30, 2023, we adopted ASC Topic 848, “Reference Rate Reform” (Topic 848):
Facilitation of the Effects of Reference Rate Reform on Financial Reporting”

which provides optional expedients
and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the
discontinuation of the London Interbank Offered Rate or by another reference rate expected to be discontinued
because of reference rate reform.

The adoption of Topic 848 did not have a material impact on our consolidated
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

Our adoption of
ASU 2019-12 did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “ Income Taxes
(Topic 740): Improvements to

Income Tax Disclosures
,” which requires public business entities to disclose
additional information in specified categories with respect to the reconciliation of the effective tax rate to the
statutory rate for federal, state, and foreign income taxes.

It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold.

In addition to
new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net
of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
80
jurisdictions to the extent the related amounts exceed a quantitative threshold.

The ASU also describes items that
need to be disaggregated based on their nature, which is determined by reference to the item’s fundamental or
essential characteristics, such as the transaction or event that triggered the establishment of the reconciling item and
the activity with which the reconciling item is associated.

The ASU eliminates the historic requirement that entities
disclose information concerning unrecognized tax benefits having a reasonable possibility of significantly
increasing or decreasing in the 12 months following the reporting date.

This ASU is effective for annual periods
beginning after December 15, 2024.

Early adoption is permitted for annual financial statements

that have not yet
been issued or made available for issuance.

This ASU should be applied on a prospective basis; however,
retrospective application is permitted.

We are currently evaluating the impact that ASU 2023 – 09 will have on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, “ Segment Reporting (Topic 280): Improvements to Reportable
Segments
,” which aims to improve financial reporting by requiring disclosure of incremental segment information
on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial
analyses.

Currently, Topic

280 requires that a public entity disclose certain information about its reportable
segments.

For example, a public entity is required to report a measure of segment profit or loss that the CODM
uses to assess segment performance and make decisions about allocating resources.

Topic 280 also requires other
specified segment items and amounts, such as depreciation, amortization,

and depletion expense, to be disclosed
under certain circumstances.

The amendments in this ASU do not change or remove those disclosure requirements
and do not change how a public entity identifies its operating segments,

aggregates those operating segments, or
applies the quantitative thresholds to determine its reportable segments.

This ASU is effective for fiscal years
beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

Early adoption is permitted.

We do not expect that the requirements of ASU 2023 – 07 will have a material impact on our consolidated financial statements.
Note 2 – Cybersecurity Incident
In October 2023 Henry Schein experienced a cybersecurity incident that primarily affected the operations of our
North American and European dental and medical distribution businesses.

Henry Schein One, our practice
management software, revenue cycle management and patient relationship management solutions business, was not
affected, and our manufacturing businesses were mostly unaffected.

We reported the incident to law enforcement
authorities, restored affected systems and applications, our distribution operations resumed and we reactivated our
ecommerce platform. Subsequently, on or about November 8, 2023, we determined that the threat actor obtained personal and sensitive information maintained on our systems belonging to certain third parties and since that date
we have notified affected and potentially affected parties as appropriate.

The scope of personal and sensitive data
impacted is still under investigation.

On November 22, 2023, we experienced a disruption

of our ecommerce
platform and related applications, which has since been remediated.

The incident adversely impacted our financial
results for the fourth quarter and full year 2023.
During the year ended December 30, 2023, we incurred $
11

million of expenses directly related to the
cybersecurity incident, mostly consisting of professional fees.

We maintain cybersecurity insurance, subject to
certain retentions and policy limitations.

With respect to the October 2023 cybersecurity incident, we have a $
60
million insurance policy, following a $
5

million retention.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
81
Note 3 – Net Sales from Contracts with Customers
Net sales are recognized in accordance with policies disclosed in
Note 1 – Basis of Presentation and Significant
Accounting Policies
.
Disaggregation of Net sales
The following table disaggregates our net sales by reportable and operating segment and geographic area:

Year

Ended
December 30, 2023
North America International Global
Net sales:
Health care distribution
Dental $
4,500
$
3,039
$
7,539
Medical
3,897
97
3,994
Total health care distribution
8,397
3,136
11,533
Technology

and value-added services
705
101
806
Total net sales $
9,102
$
3,237
$
12,339
Year

Ended
December 31, 2022
North America International Global
Net sales:
Health care distribution
Dental $
4,628
$
2,845
$
7,473
Medical
4,375
76
4,451
Total health care distribution
9,003
2,921
11,924
Technology

and value-added services
633
90
723
Total net sales $
9,636
$
3,011
$
12,647
Year

Ended
December 25, 2021
North America International Global
Net sales:
Health care distribution
Dental $
4,506
$
3,038
$
7,544
Medical
4,107
103
4,210
Total health care distribution
8,613
3,141
11,754
Technology

and value-added services
560
87
647
Total net sales $
9,173
$
3,228
- $
12,401

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
82

Note 4 – Segment and Geographic Data
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

This
segment distributes consumable products, dental specialty products, small equipment, laboratory products, large
equipment, equipment repair services, branded and generic pharmaceuticals,

vaccines, surgical products, diagnostic
tests, infection-control products, personal protective equipment products (“PPE”)

and vitamins.

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

Years

Ended
December 30, December 31, December 25,
2023 2022 2021
Net sales:
Health care distribution
(1)
Dental $
7,539
$
7,473
$
7,544
Medical
3,994
4,451
4,210
Total health care distribution
11,533
11,924
11,754
Technology

and value-added services
(2)
806
723
647
Total $
12,339
$
12,647
$
12,401
(1)
Consists of consumable products, dental specialty products (including implant, orthodontic and endodontic products), small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, PPE products and vitamins.
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
83

Years

ended
December 30, December 31, December 25,
2023 2022 2021
Operating Income:
Health care distribution $
470
$
619
$
727
Technology

and value-added services
145
128
125
Total $
615
$
747
$
852
Income before taxes and equity in earnings of affiliates:
Health care distribution $
396
$
592
$
706
Technology

and value-added services
146
129
125
Total $
542
$
721
$
831
Depreciation and Amortization:
Health care distribution $
184
$
160
$
157
Technology

and value-added services
64
52
53
Total $
248
$
212
$
210
Interest Income:
Health care distribution $
16
$
7
$
6
Technology

and value-added services
1
1
-
Total $
17
$
8
$
6
Interest Expense:
Health care distribution $
87
$
35
$
27
Technology

and value-added services
-
-
-
Total $
87
$
35
$
27
Income Tax

Expense:
Health care distribution $
90
$
141
$
168
Technology

and value-added services
30
29
30
Total $
120
$
170
$
198
Equity in Earnings of Affiliates:
Health care distribution $
14
$
14
$
19
Technology

and value-added services
-
1
1
Total $
14
$
15
$
20
Purchases of Property and Equipment:
Health care distribution $
139
$
86
$
74
Technology

and value-added services
8
10
5
Total $
147
$
96
$

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
84

As of
December 30, December 31, December 25,
2023 2022 2021
Total

Assets:
Health care distribution $
9,083
$
7,287
$
7,157
Technology

and value-added services
1,490
1,320
1,324
Total $
10,573
$
8,607
$
8,481
The following table presents information about our operations by geographic area as of and for the years ended
December 30, 2023, December 31, 2022 and December 25, 2021.

Net sales by geographic area are based on the
respective locations of our subsidiaries.

No country, except for the United States, generated net sales greater than
10
% of consolidated net sales.

There were no material amounts of sales or transfers among geographic areas and
there were no material amounts of export sales.

2023 2022 2021
Net Sales
Long-Lived
Assets Net Sales
Long-Lived
Assets Net Sales
Long-Lived
Assets
United States $
8,631
$
3,434
$
9,190
$
2,891
$
8,722
$
2,981
Other
3,708
2,180
3,457
1,256
3,679
1,232
Consolidated total $
12,339
$
5,614
$
12,647
$
4,147
$
12,401
$
4,213

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
85
Note 5 – Business Acquisitions and Divestiture

Our acquisition strategy is focused on investments in companies that add new customers and sales teams, increase
our geographic footprint (whether entering a new country, such as emerging markets, or building scale where we have already invested in businesses), and finally, those that enable us to access new products and technologies
.
Acquisition of Shield Healthcare
On October 2, 2023 we acquired a
90
% voting equity interest in Shield Healthcare, Inc. (“Shield”), a supplier of
homecare medical products delivered directly to patients in their homes.

Based in California, Shield expands our
existing medical business by delivering a diverse range of products,

including items such as incontinence, urology,
ostomy, enteral nutrition, advanced wound care, and diabetes supplies.

Additionally, Shield offers continuous
glucose monitoring devices directly to patients in their homes.

The following table aggregates

the preliminary estimated fair value, as of the date of acquisition, of consideration
paid and net assets acquired in the Shield acquisition:

2023
Acquisition consideration:
Cash $
307
Deferred consideration
22
Redeemable noncontrolling interest
37
Total consideration $
366
Identifiable assets acquired and liabilities assumed:
Current assets $
41
Intangible assets
166
Other noncurrent assets
14
Current liabilities
(24)
Deferred income taxes
(41)
Other noncurrent liabilities
(7)
Total identifiable

net assets
149
Goodwill
217
Total net assets acquired $
366
Goodwill is a result of expected synergies that are expected to originate from the acquisition as well as the expected
growth potential of Shield.

The acquired goodwill is not deductible for tax purposes.
The following table summarizes the preliminary identifiable intangible assets acquired as part of the acquisition of
Shield:

2023
Weighted Average

Useful
Lives (in years)
Customer relationships and lists $
156
12
Trademarks / Tradenames
10
5
Total $
166

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
86
The accounting for the acquisition of Shield has not been completed in several respects, including but not limited to
finalizing valuation assessments of accounts receivable, inventory, accrued liabilities and income and non-income based taxes.

To assist in the allocation of consideration,

we engaged valuation specialists to determine the fair
value of intangible and tangible assets acquired and liabilities assumed.

We will finalize the amounts recognized as
the information necessary to complete the analysis is obtained.

We expect to finalize these amounts as soon as
possible but no later than one year from the acquisition date.

The pro forma financial information has not been
presented because the impact of the Shield acquisition during the year ended

December 30, 2023 was immaterial to
our consolidated financial statements.
Acquisition of S.I.N. Implant System
On July 5, 2023, we acquired a
100
% voting equity interest in S.I.N. Implant System (“S.I.N.”).

Based in São
Paulo, S.I.N. manufactures an extensive line of products to perform dental implant procedures and is focused on
advancing the development of value-priced dental implants.

S.I.N. recently expanded the distribution of its
products into the United States and other international markets.
The following table aggregates the preliminary estimated fair value, as of the date of acquisition, of consideration
paid and net assets acquired in the S.I.N., including measurement period adjustments recorded through December
30, 2023:

Preliminary
Allocation as
of September
30, 2023
Measurement
Period
Adjustments
Preliminary
Allocation as
of December
30, 2023
Acquisition consideration:
Cash $
326
$
3
$
329
Total consideration $
326
$
3
$
329
Identifiable assets acquired and liabilities assumed:
Current assets $
75
$
(8)
$
67
Intangible assets
155
(68)
87
Other noncurrent assets
33
13
46
Current liabilities
(33)
-
(33)
Long-term debt
(22)
-
(22)
Deferred income taxes
(55)
20
(35)
Other noncurrent liabilities
(27)
-
(27)
Total identifiable

net assets
126
(43)
83
Goodwill
200
46
246
Total net assets acquired $
326
$
3
$
329
Goodwill is a result of expected synergies that are expected to originate from the acquisition as well as the expected
growth potential of S.I.N.

The acquired goodwill is not deductible for tax purposes.

Measurement period
adjustments recorded in the year ended December 30, 2023 were primarily a result of finalization of net working
capital adjustments and third party intangible valuations.
The following table summarizes the preliminary identifiable intangible assets acquired as part of the acquisition of
S.I.N.:

2023
Weighted Average

Useful
Lives (in years)
Customer relationships and lists $
38
7
Trademarks / Tradenames
13
10
Product development
36
8
Total $
87

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
87
The accounting for the acquisition of S.I.N. has not been completed in several respects, including but not limited to
finalizing valuation assessments of accounts receivable, inventory, accrued liabilities and income and non-income based taxes.

To assist in the allocation of consideration,

we engaged valuation specialists to determine the fair
value of intangible and tangible assets acquired and liabilities assumed.

We will finalize the amounts recognized as
the information necessary to complete the analysis is obtained.

We expect to finalize these amounts as soon as
possible but no later than one year from the acquisition date.

The pro forma financial information has not been
presented because the impact of the S.I.N. acquisition during the year ended

December 30, 2023 was immaterial to
our consolidated financial statements.
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
The following table aggregates the preliminary estimated fair value, as of the date of acquisition, of consideration
paid and net assets acquired in the Biotech Dental acquisition, including measurement period adjustments recorded
through December 30, 2023:

Preliminary
Allocation as
of July 1, 2023
Measurement
Period
Adjustments
Allocation as
of December
30, 2023
Acquisition consideration:
Cash $
216
$
-
$
216
Fair value of contributed equity share in a controlled subsidiary
25
-
25
Redeemable noncontrolling interests
182
-
182
Total consideration $
423
$
-
$
423
Identifiable assets acquired and liabilities assumed:
Current assets $
78
$
-
$
78
Intangible assets
119
28
147
Other noncurrent assets
76
10
86
Current liabilities
(50)
(9)
(59)
Long-term debt
(90)
16
(74)
Deferred income taxes
(38)
(7)
(45)
Other noncurrent liabilities
(16)
(7)
(23)
Total identifiable

net assets
79
31
110
Goodwill
344
(31)
313
Total net assets acquired $
423
$
-
$
423
Goodwill is a result of expected synergies that are expected to originate from the acquisition as well as the expected
growth potential of Biotech Dental.

The acquired goodwill is deductible for tax purposes.

Measurement period
adjustments recorded in the year ended December 30, 2023 were primarily a result of preliminary third party
intangible valuation and various other adjustments.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
88
The following table summarizes the preliminary identifiable intangible assets acquired as part of the acquisition of
Biotech Dental:

2023
Weighted Average

Useful
Lives (in years)
Customer relationships and lists $
46
9
Trademarks / Tradenames
18
7
Product development
83
10
Total $
147
The accounting for the acquisition of Biotech Dental has

not been completed in several areas, including but not
limited to pending assessments of accounts receivable, inventory, intangible assets, accrued liabilities and income and non-income based taxes.

To assist in the allocation of consideration, we engaged valuation specialists to determine the fair value of intangible and tangible assets acquired and liabilities assumed.

We will finalize the
amounts recognized as the information necessary to complete the analysis is obtained.

We expect to finalize these
amounts as soon as possible but no later than one year from the acquisition date.

The pro forma financial
information has not been presented because the impact of the Biotech Dental acquisition during the year ended
December 30, 2023 was immaterial to our consolidated financial statements.
Other 2023 Acquisitions
During the year ended December 30, 2023, we acquired companies within the health care distribution and
technology and value-added services segments.

Our acquired ownership interest ranged between
51
% to
100
%.
The following table aggregates

the preliminary estimated fair value, as of the date of acquisition, of consideration
paid and net assets acquired for these acquisitions during the year ended

December 30, 2023:

2023
Acquisition consideration:
Cash $
168
Deferred consideration
4
Estimated fair value of contingent consideration payable
6
Fair value of previously held equity method investment
29
Redeemable noncontrolling interests
77
Total consideration $
284
Identifiable assets acquired and liabilities assumed:
Current assets $
32
Intangible assets
116
Other noncurrent assets
17
Current liabilities
(23)
Deferred income taxes
(11)
Long-term debt
(8)
Other noncurrent liabilities
(10)
Total identifiable

net assets
113
Goodwill
171
Total net assets acquired $
284
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
Note 10 – Fair Value Measurements
.
The following table summarizes the preliminary identifiable intangible assets acquired during the year ended
December 30, 2023 and their estimated useful lives as of the date of the acquisition:

2023
Weighted Average

Useful
Lives (in years)
Customer relationships and lists $
79
9
Trademarks / Tradenames
8
5
Non-compete agreements
2
5
Product development
7
7
Patents
1
10
Other
19
2
Total $
116
The pro forma financial information has not been presented because the impact of the acquisitions during the year
ended December 30, 2023 was immaterial to our consolidated financial statements.
2022 Acquisitions
We completed several acquisitions during the year ended December 31, 2022, which were immaterial to our consolidated financial statements.

Our acquired ownership interests ranged from between
55
% to
100
%.

Acquisitions in our health care distribution segment included companies that specialize in the distribution of dental
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

Total net assets acquired $
193

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
90
The following table summarizes the identifiable intangible assets acquired during the year ended December 31,
2022 and their estimated useful lives as of the date of the acquisition:

Estimated
Useful Lives
2022 (in years)
Customer relationships and lists $
81
8
-
12
Trademarks / Tradenames
9
5
Non-compete agreements
3
2
-
5
Other
3
10
Total $
96
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

The following table aggregates the estimated fair value, as of the date of acquisition, of consideration paid and net
assets acquired for acquisitions during the year ended December 25, 2021
:

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
2021 and their estimated useful lives as of the date of the acquisition:

Estimated
Useful Lives
2021 (in years)
Customer relationships and lists $
220
5
-
12
Trademarks / Tradenames
58
5
-
12
Product development
19
5
-
10
Non-compete agreements
5
3
-
5
Other
15
18
Total $
317
For the years ended December 30, 2023, December 31, 2022 and December

25, 2021, there were no material
adjustments recorded in our financial statements relating to acquisitions for which provisional amounts were
recorded in prior periods.

At December 25, 2021 we recorded an estimated contingent consideration receivable of
$
5

million, which was subsequently increased by an additional $
5

million during 2022, by crediting income from
operations, based on delays in timing of government approval of a certain product.

During the years ended December 30, 2023, December 31, 2022

and December 25, 2021 we incurred $
22

million,
$
9

million and $
7

million in acquisition costs, which are included in “selling, general and administrative” within
our consolidated statements of income.
Divestiture

In the third quarter of 2021 we received contingent proceeds of $
10

million from the 2019 sale of Hu-Friedy,
resulting in the recognition of an after-tax gain of $
7

million.

During the fourth quarter of 2020 we received
contingent proceeds of $
2

million from the 2019 sale of Hu-Friedy, resulting in the recognition of an after-tax gain of $
2

million.

We do not expect to receive any additional proceeds from the sale of Hu-Friedy.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
92
Note 6 – Property and Equipment, Net
Property and equipment, including related estimated useful lives, consisted of the following as of:

December 30, December 31,
2023 2022
Land $
21
$
20
Buildings and permanent improvements
166
135
Leasehold improvements
103
94
Machinery and warehouse equipment
243
169
Furniture, fixtures and other
137
127
Computer equipment and software
500
411
1,170
956
Less accumulated depreciation and amortization
(672)
(573)
Property and equipment, net $
498
$
383
Estimated Useful
Lives (in years)
Buildings and permanent improvements
40
Machinery and warehouse equipment
5
-
10
Furniture, fixtures and other
3
-
10
Computer equipment and software
3
-
10
Leasehold improvements are amortized on a straight-line basis over the lesser of the useful life of the assets or the
remaining lease term.
Property and equipment related depreciation expense for the years ended December 30, 2023, December 31, 2022
and December 25, 2021, was $
70

million, $
68

million and $
71

million, respectively.

Please see
Note 7 – Leases
for
finance lease amounts included in property and equipment, net within our consolidated balance sheets.
During the year ended December 30, 2023 we recorded a $
27

million impairment of capitalized costs, within our
healthcare distribution segment.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
93
Note 7 – Leases
We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment.

Our leases have remaining terms of less than
one year

to approximately
18

years, some of
which may include options to extend the leases for up to
15

years.

The components of lease expense were as
follows:

Years

Ended
December 30, December 31, December 25,
2023 2022 2021
Operating lease cost: $
99
$
132
$
89
Variable

lease cost
12
11
10
Short-term lease cost
10
7
4
Total operating lease cost

(1)
121
150
103
Finance lease cost
5
3
3
Total lease cost $
126
$
153
$
106
(1) Total operating lease cost for the years ended December 30, 2023, December 31, 2022 and December 25, 2021, included costs of
$
11

million, $
42

million and $
0

million, respectively, related to facility leases recorded in "Restructuring and integration costs"
within our consolidated statements of income.
Further, for the years ended December 30, 2023,

December 31, 2022 and December 25, 2021, we recognized an
impairment of operating lease right-of-use assets of $
3

million, $
3

million, and $
0

million respectively, related to
facility leases recorded in “Restructuring and integration costs” within our consolidated statement of income.
Supplemental balance sheet information related to leases is as follows:

Years

Ended
December 30, December 31,
2023 2022
Operating Leases:
Operating lease right-of-use assets $
325
$
284
Current operating lease liabilities
80
73
Non-current operating lease liabilities
310
275
Total operating lease liabilities $
390
$
348
Finance Leases:
Property and equipment, at cost $
18
$
16
Accumulated depreciation
(9)
(6)
Property and equipment, net of accumulated depreciation $
9
$
10
Current maturities of long-term debt
$
4
$
4
Long-term debt
4
6
Total finance

lease liabilities
$
8
$
10
Weighted Average

Remaining Lease Term in

Years:
Operating leases
6.6
6.7
Finance leases
2.6
3.1
Weighted Average

Discount Rate:
Operating leases
3.6
%
2.8
%
Finance leases
4.0
%
3.3
%

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
94
Supplemental cash flow information related to leases is as follows:

Years

Ended
December 30, December 31,
2023 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases $
92
87
Financing cash flows for finance leases
5
3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases $
124
88
Finance leases
4
6
Maturities of lease liabilities are as follows:

December 30, 2023
Operating Finance
Leases Leases
2024 $
92
$
4
2025
77
2
2026
64
1
2027
48
1
2028
38
1
Thereafter
119
-
Total future

lease payments
438
9
Less imputed interest
(48)
(1)
Total $
390
$
8
As of December 30, 2023, we have additional operating leases that have not yet commenced with total lease
payments of $
9

million for buildings and vehicles.

These operating leases will commence after December 30,
2023, with lease terms of
one year

to
10 years
.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

These
leases are classified as operating leases and have a remaining lease term ranging from
five months

to
14 years
.

As
of December 30, 2023, current and non-current liabilities associated with related party operating leases were $
5
million and $
23

million, respectively.

At December 30, 2023 related party leases represented
6.3
% and
7.4
% of the
total current and non-current operating lease liabilities, respectively.

As of December 31, 2022, current and non-
current liabilities associated with related party operating leases were

$
4

million and $
14

million, respectively.

At
December 31, 2022 related party leases represented
5.0
% and
5.3
% of the total current and non-current operating
lease liabilities, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
95
Note 8 – Goodwill and Other Intangibles, Net
Changes in the carrying amounts

of goodwill for the years ended December 30, 2023 and December

31, 2022 were
as follows:

Health Care
Distribution
Technology

and
Value-Added
Services Total
Balance as of December 25, 2021 $
1,831
$
1,023
$
2,854
Adjustments to goodwill:
Acquisitions
86
(1)
85
Impairment
(20)
-
(20)
Foreign currency translation
(22)
(4)
(26)
Balance as of December 31, 2022
1,875
1,018
2,893
Adjustments to goodwill:
Acquisitions
827
118
945
Foreign currency translation
35
2
37
Balance as of December 30, 2023 $
2,737
$
1,138
$
3,875
For the year ended December 31, 2022, we recorded a $
20

million impairment of goodwill relating to the disposal
of an unprofitable business whose estimated fair value was lower than its carrying value.

The disposal of this
business is part of our restructuring initiative as more fully discussed in
Note 15 – Plans of Restructuring and
Integration Costs
.
Other intangible assets consisted of the following:

December 30, 2023
Weighted Average
Accumulated Remaining Life
Cost Amortization Net (in years)
Customer relationships and lists $
984
$
(346)
$
638
10
Trademarks / Tradenames
168
(69)
99
8
Product development
205
(62)
143
9
Non-compete agreements
21
(6)
15
5
Other
39
(18)
21
10
Total $
1,417
$
(501)
$
916
December 31, 2022
Weighted Average
Accumulated Remaining Life
Cost Amortization Net (in years)
Customer relationships and lists $
826
$
(387)
$
439
10
Trademarks / Tradenames
125
(51)
74
8
Product development
90
(56)
34
9
Non-compete agreements
25
(6)
19
5
Other
31
(10)
21
17
Total $
1,097
$
(510)
$
587
Trademarks, trade names, customer lists and customer relationships were established through business acquisitions
and are amortized on a straight-line basis over their respective asset life.

Non-compete agreements represent
amounts paid primarily to prior owners of acquired businesses and certain sales persons, in exchange for placing
restrictions on their ability to pose a competitive risk to us.

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
December 30, 2023, December 31, 2022 and December 25, 2021, was $
152

million, $
126

million and $
124

million.

During the year ended December 30, 2023 we recorded $
19

million of impairment charges related to businesses in
our health care distribution segment, the components of which were

$
7

million primarily related to customer lists
and relationships attributable to lower than anticipated operating margins in certain businesses, and a $
12

million
charge related to the planned exit of a business.

These impairment charges were calculated as the differences
between the carrying values and the estimated fair values

of the impaired intangible assets, using a discounted
estimate of future cash flows.

Please see
Note 15 – Plans of Restructuring and Integration Costs

for additional
details.
During the year ended December 31, 2022 we recorded $
49

million of impairment charges related to businesses in
our health care distribution segment, the components of which were

a $
15

million charge related to the disposal of
an unprofitable business and a $
34

million charge related to customer lists and relationships attributable to customer attrition rates being higher than expected in certain other health care distribution businesses.

These
impairment charges were calculated as the differences between the carrying values and the estimated fair values

of
the impaired intangible assets, using a discounted estimate of future cash flows.

Please see
Note 15 – Plans of
Restructuring and Integration Costs

for additional details.
During the year ended December 25, 2021, we recorded a $
1

million impairment charge related ratably to a
business within our health care distribution segment and a business within our technology and value-added services
segment.
The above intangible asset impairment charges were recorded within selling, general and administrative expenses
and in restructuring and integration charges in our consolidated statement of income.
The annual amortization expense expected to be recorded for existing intangibles assets for the years 2024 through
2028 is $
157

million, $
138

million, $
121

million, $
109

million and $

million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
97
Note 9 – Investments and Other
Investments and other consisted of the following:

December 30, December 31,
2023 2022
Investments in unconsolidated affiliates

$
180
$
161
Non-current deferred foreign, state and local income taxes

38
88
Notes receivable
(1)
44
28
Capitalized costs for software to be sold, leased or marketed to external users
95
79
Security deposits

4
3
Acquisition-related indemnification

46
59
Non-current pension assets
9
8
Other long-term assets
55
46
Total

$
471
$
472
(1) Long-term notes receivable carry interest rates ranging from
3.0
% to
10.0
% and are due in varying installments through
November 21, 2028
.
Amortization expense, primarily related to capitalized costs for software to be sold, leased or marketed to external
users, for the years ended December 30, 2023, December 31, 2022 and

December 25, 2021, was $
26

million, $
18
million and $
15

million, respectively, and is included in the selling, general and administrative line within our consolidated statements of income.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
98
Note 10 – Fair Value Measurements
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

Our investments and notes receivable
fair value is based on Level 3 inputs within the fair value hierarchy.
Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
based on Level 3 inputs within the fair value hierarchy, and as of December 30, 2023 and December 31, 2022 was
estimated at $
2,351

million and $
1,149

million, respectively.

Factors that we considered when estimating the fair
value of our debt include market conditions, such as interest rates and credit spreads.

Derivative contracts
Derivative contracts are valued using quoted market prices and significant other observable inputs.

Our derivative
instruments primarily include foreign currency forward agreements, forecasted inventory purchase commitments,
foreign currency forward contracts, interest rate swaps, and total return swaps.
The fair values for the majority of our foreign currency derivative contracts are obtained by comparing our contract
rate to a published forward price of the underlying market rates, which are based on market rates for comparable
transactions that are classified within Level 2 of the fair value hierarchy.
The fair value of the interest rate swap, which is classified within Level 2 of the fair value hierarchy, is determined
by comparing our contract rate to a forward market rate as of the valuation date.
The fair value of total return swaps is determined by valuing the underlying exchange traded funds of the swap
using market-on-close pricing by industry providers as of the valuation date that are classified within Level 2 of the
fair value hierarchy.
Redeemable noncontrolling interests
The values for redeemable noncontrolling interests are based on recent transactions and/or implied multiples of
earnings that are classified within Level 3 of the fair value hierarchy.

See
Note 19 – Redeemable Noncontrolling
Interests

for additional information.
Assets measured on a non-recurring basis at fair value include intangibles.

Inputs for measuring intangibles are
classified as Level 3 within the fair value hierarchy.

See
Note 1 – Basis of Presentation and Significant Accounting
Policies

and
Note 8 – Goodwill and Other Intangibles, Net

for additional information.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
99
The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring
basis classified under the appropriate level of the fair value hierarchy as of

December 30, 2023 and December 31,
2022:

December 30, 2023
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
1
$
-
$
1
Derivative contracts undesignated
-
1
-
1
Total return

swap
-
4
-
4
Total assets $
-
$
6
$
-
$
6
Liabilities:
Derivative contracts designated as hedges $
-
$
18
$
-
$
18
Derivative contracts undesignated
-
2
-
2
Total liabilities $
-
$
20
$
-
$
20
Redeemable noncontrolling interests $
-
$
-
$
864
$
864
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
We limit credit risk with respect to our cash equivalents, short-term and long-term investments and derivative instruments, by monitoring the credit worthiness of the financial institutions who are the counter-parties to such
financial instruments.

As a risk management policy, we limit the amount of credit exposure by diversifying and utilizing numerous investment grade counter-parties.
With respect to our trade receivables, credit risk is somewhat limited due to a relatively large customer base and its
dispersion across different types of health care professionals and geographic areas.

No single customer accounted
for more than
2
% of our net sales in either of the years ended December 30, 2023 or December 31, 2022.

With
respect to our sources of supply, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately
24
% and
4
%, respectively, of our aggregate purchases for the year ended December
30, 2023 and approximately
28
% and
4
%, respectively, of our aggregate purchases for the year ended December
31, 2022.
Our long-term notes receivable primarily represent strategic financing arrangements with certain affiliates.

Generally, these notes are secured by certain assets of the counterparty; however, in most cases our security is subordinate to the rights of other commercial financial institutions.

While we have exposure to credit loss in the
event of non-performance by these counter-parties, we conduct ongoing assessments of their financial and
operational performance.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
101
Note 12 – Derivatives and Hedging Activities
We are exposed to market risks and changes in foreign currency exchange rates against the U.S. dollar and each other, and changes to the credit risk of the derivative counterparties.

We attempt to minimize these risks using
foreign currency forward contracts and by maintaining counter-party credit limits.

Our hedging activities provide
only limited protection against currency exchange and credit risks.

Factors that could influence the effectiveness of
our hedging programs include currency markets and availability of hedging instruments and liquidity of the credit
markets.

All foreign currency forward contracts that we enter are for the sole purpose of hedging an existing or
anticipated currency exposure.

We do not enter into foreign currency forward contracts for speculative purposes and we manage our credit risks by diversifying our counterparties,

maintaining a strong balance sheet and having
multiple sources of capital.

Our derivative instruments primarily include foreign currency forward contracts,

total
return swaps, and interest rate swaps.
During 2019 we entered foreign currency forward contracts that we designated as net investment hedges to hedge a
portion of our euro-denominated foreign operations.

These net investment hedges offset changes in the U.S. dollar value of our investments in certain euro-functional currency subsidiaries due to fluctuating foreign exchange rates.

Gains and losses related to these net investment hedges are recorded in accumulated other comprehensive loss
within our consolidated balance sheets.

Amounts excluded from the assessment of hedge effectiveness are included
in interest expense within our consolidated statements of income.

The aggregate notional value of these net
investment hedges, which matured on
November 16, 2023
, was approximately €
200

million.

On November 3,
2023 we entered into new foreign currency forward contracts to hedge a portion of our euro-denominated foreign
operations which are designated as net investment hedges.

The aggregate notional value of these net investment
hedges, which matured on
November 16, 2023
, was approximately €
200

million.

The aggregate notional value of
this net investment hedge, which matures on
November 3, 2028
, is approximately €
300

million.

During the years
ended December 30, 2023, December 31, 2022, and December 25, 2021,

we recorded an increase/(decrease) of
$
(32)

million, $
9

million, and $
11

million, respectively, within other comprehensive income related to these foreign currency forward contracts.

See
Note 10 – Fair Value Measurements

for additional information.
On
March 20, 2020
, we entered a total return swap to economically hedge our unfunded non-qualified SERP and
our DCP.

This swap will offset changes in our SERP and DCP liabilities.

At the swap’s inception, the notional
value of the investments in these plans was $
43

million.

At December 30, 2023, the notional value of the
investments in these plans was $
96

million.

At December 30, 2023, the financing blended rate for

this swap was
based on the Secured Overnight Financing Rate (“SOFR”) of
5.33
% plus
0.52
%, for a combined rate of
5.85
%.

For
the years ended December 30, 2023, December 31, 2022,

and December 25, 2021, we recorded within selling,
general and administrative expenses in our consolidated statement of income,

a gain (loss ) of $
10

million, ($
17
)
million, and $
12

million, respectively, net of transaction costs, related to this undesignated swap.

See
Note 18 –
Employee Benefit Plans

for additional information.
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

As of December 30, 2023, the
notional value of the interest rate swap agreements was $
741

million.

For the year ended December 30, 2023, we
recorded, within accumulated other comprehensive loss within our consolidated balance sheets, a loss of $
10
million related to the change in the fair value of these interest rate swap agreements, since we have designated these
swaps agreements as cash flow hedges.
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

We do not hedge the translation of foreign currency profits into
U.S. dollars, as we consider foreign currency translation to be an accounting exposure, not an economic
exposure.

Amounts related to our hedging activities are recorded in prepaid expenses and other and/or accrued
expenses: other within our consolidated balance sheets.
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of
December 30, 2023 and December 31, 2022:

December 30, 2023
Notional
Amount Classification
Fair
Value Maturity Date
Derivatives used in cash flow hedges:
Foreign currency forward contracts $
102
Accrued expenses, other $
(1)
November 21, 2024
Interest rate swaps
741
Accrued expenses, other
(10)
July 13, 2026
Derivatives used in net investment hedges:
Foreign currency forward contracts
352
Accrued expenses, other
(6)
November 3, 2028
Undesignated hedging relationships:
Total return

swaps
96
Prepaid expenses and other
4
January 3, 2024
Total $
1,291
$
(13)
December 31, 2022
Notional
Amount Classification
Fair
Value Maturity Date
Derivatives used in cash flow hedges:
Foreign currency forward contracts $
123
Prepaid expenses and other $
2
December 28, 2023
Derivatives used in net investment hedges:
Foreign currency forward contracts
200
Prepaid expenses and other
20
November 16, 2023
Undesignated hedging relationships:
Total return

swaps
78
Accrued expenses, other
(3)
January 4, 2023
Total $
401
$
19
The following table summarizes the effect of cash flow hedges and net investment hedges on our consolidated
statements of income for the years ended

December 30, 2023, December 31, 2022 and December

25, 2021:

Years

Ended
December 30, December 31, December 25,
2023 2022 2021
Derivatives used in cash flow hedges:
Foreign currency forward contracts $
(1)
$
-
$
1
Interest rate swaps
(7)
-
-
Derivatives used in net investment hedges:
Foreign currency forward contracts
(10)
7
8
Total $
(18)
$
7
$
9
The amount of gains or losses reclassified from accumulated other comprehensive loss into income were not
material for the years ended December 30, 2023, December 31, 2022,

and December 25, 2021.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
103
Note 13 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:

December 30, December 31,
2023 2022
Revolving credit agreement $
200
$
-
Other short-term bank credit lines
64
103
Total $
264
$
103
Revolving Credit Agreement
On
August 20, 2021
, we entered a $
1.0

billion revolving credit agreement (the “Revolving Credit Agreement”)
which was scheduled to mature on
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

As of December 30, 2023 and December 31, 2022, we had $
200
million and $
0

million in borrowings, respectively under this revolving credit facility.

During the year ended
December 30, 2023, the average outstanding balance under the Revolving Credit

Agreement was approximately
$
61

million.

As of December 30, 2023 and December 31, 2022, there were $
10

million and $
9

million of letters of
credit, respectively, provided to third parties under this Revolving Credit Agreement.
Other Short-Term Bank Credit

Lines
As of December 30, 2023 and December 31, 2022, we had various other short-term bank credit lines available, in
various currencies, with a maximum borrowing capacity of $
368

million and $
402

million, respectively.

As of
December 30, 2023 and December 31, 2022, $
64

million and $
103

million, respectively, were outstanding.

During
the year ended December 30, 2023, the average outstanding balances under our various other short-term bank credit
lines was approximately $
115

million.

At December 30, 2023 and December 31, 2022, borrowings under other
short-term bank credit lines had weighted average interest rates of
6.02
% and
10.11
%, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
104
Long-term debt

Long-term debt consisted of the following:

December 30, December 31,
2023 2022
Private placement facilities $
1,074
$
699
U.S. trade accounts receivable securitization
210
330
Term loan
741
-
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2030 at interest rates
from
0.00
% to
9.42
% at December 30, 2023 and
from
0.00
% to
3.50
% at December 31, 2022
54
7
Finance lease obligations
8
10
Total
2,087
1,046
Less current maturities
(150)
(6)
Total long-term debt $
1,937
$
1,040
As of December 30, 2023,

the aggregate amounts of long-term debt, including finance lease obligations and net of
deferred debt issuance costs of $
1

million, maturing in each of the next five years and thereafter are as follows:

2024

$
150
2025

231
2026

721
2027

104
2028

179
Thereafter

702
Total

$
2,087

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
3.65
%, as of December 30, 2023 are presented in the following table:

Amount of
Date of

Borrowing
Borrowing

Borrowing Outstanding Rate Due Date
January 20, 2012 $
50
3.45
% January 20, 2024
December 24, 2012
50
3.00
December 24, 2024
June 16, 2017
100
3.42
June 16, 2027
September 15, 2017
100
3.52
September 15, 2029
January 2, 2018
100
3.32
January 2, 2028
September 2, 2020
100
2.35
September 2, 2030
June 2, 2021
100
2.48
June 2, 2031
June 2, 2021
100
2.58
June 2, 2033
May 4, 2023
75
4.79
May 4, 2028
May 4, 2023
75
4.84
May 4, 2030
May 4, 2023
75
4.96
May 4, 2033
May 4, 2023
150
4.94
May 4, 2033
Less: Deferred debt issuance costs
(1)
Total $
1,074

U.S. Trade Accounts Receivable Securitization
We have a facility agreement based on our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to
three years
.

This facility agreement has a purchase limit of
$
450

million with
two

banks as agents, and expires on
December 15, 2025
.
As of December 30, 2023 and December 31, 2022, the borrowings outstanding under this securitization facility
were $
210

million and $
330

million, respectively.

At December 30, 2023, the interest rate on borrowings under
this facility was based on the asset-backed commercial paper rate of
5.67
% plus
0.75
%, for a combined rate of
6.42
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
On December 20, 2023 and February 23, 2024, we amended this facility to temporarily adjust certain covenant
levels.

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

We are required to make quarterly payments of $
5

million from September 2023 through June 2024 and quarterly
payments of $
9

million from September 2024 through June 2026, with the remaining balance due in July 2026.

As
of December 30, 2023, the borrowings outstanding under this term loan were $
741

million.

At December 30, 2023,
the interest on this Term Credit Agreement was
5.36
% plus
1.35
% for a combined rate of
6.71
%.

However, we
have a hedge in place (see
Note 12 – Derivatives and Hedging Activities
for additional information) that ultimately
creates an effective fixed rate of
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
December 30, December 31, December 25,
2023 2022 2021
Domestic $
424
$
506
$
593
Foreign
118
215
238
Total $
542
$
721
$
831

The provisions for income taxes were as follows:
Years

ended
December 30, December 31, December 25,
2023 2022 2021
Current income tax expense:
U.S. Federal $
72
$
150
$
129
State and local
28
49
37
Foreign
40
44
43
Total current
140
243
209
Deferred income tax expense (benefit):
U.S. Federal
9
(48)
(12)
State and local
(3)
(13)
(3)
Foreign
(26)
(12)
4
Total deferred
(20)
(73)
(11)
Total provision $
120
$
170
$
198

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
108

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:
Years

Ended
December 30, December 31,
2023 2022
Deferred income tax asset:
Net operating losses $
90
$
64
Other carryforwards
34
10
Inventory, premium

coupon redemptions and accounts receivable
valuation allowances

44
57
Operating lease liability
80
77
Other asset
66
60
Total deferred income

tax asset

314
268
Valuation

allowance for deferred tax assets
(1)
(36)
(36)
Net deferred income tax asset
278
232
Deferred income tax liability
Intangibles amortization
(219)
(112)
Operating lease right-of-use asset
(65)
(61)
Property and equipment
(10)
(7)
Total deferred tax

liability
(294)
(180)
Net deferred income tax asset (liability) $
(16)
$
52
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
valuation allowance accordingly.
As of December 30, 2023, we had federal, state and foreign net operating loss carryforwards of approximately
$
37

million, $
69

million and $
317

million, respectively.

The federal, state and foreign net operating loss
carryforwards will begin to expire in various years from 2024 through

2043.

The amounts of federal, state and
foreign net operating losses that can be carried-forward indefinitely are $
37

million, $
23

million and $
304

million,
respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
109
The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

Years

ended
December 30, December 31, December 25,
2023 2022 2021
Income tax provision at federal statutory rate $
114
$
151
$
175
State income tax provision, net of federal income tax effect
15
20
21
Foreign income tax provision
5
4
6
Pass-through noncontrolling interest
(8)
(4)
(4)
Valuation

allowance
(3)
(2)
(6)
Unrecognized tax benefits and audit settlements
9
11
7
Interest expense related to loans
(13)
(12)
(11)
Tax on global

intangible low-taxed income ("GILTI")
7
6
5
Other
(6)
(4)
5
Total income

tax provision
$
120
$
170
$
198

For the year ended December 30, 2023 our effective tax rate was
22.1
%, compared to
23.5
% for the prior year
period.

In 2023, the difference between our effective tax rate and the federal statutory tax rate primarily relates to
state and foreign income taxes and interest expense.

In 2022, the difference between our effective tax rate and the federal statutory tax rate was primarily due to state and foreign income taxes and interest expense.

In 2021, our
effective tax rate was
23.8
%, the difference between our effective tax rate and the federal statutory tax rate was primarily due to state and foreign income taxes and interest expense.

On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S.

The transition tax is payable over eight years.

Within our consolidated balance sheets, transition tax of $
11

million
and $
19

million were included in “accrued taxes” for 2023 and 2022, respectively, and $
24

million and $
23

million
were included in “other liabilities” for 2023 and 2022, respectively.
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
The Organization of Economic Co-Operation and Development (OECD) issued technical and administrative
guidance on Pillar Two Model Rules in December 2021, which provides for a global minimum tax rate on the earnings of large multinational businesses, on a country-by-country basis.

Effective January 1, 2024, the minimum
global tax rate is 15% for various jurisdictions pursuant to the Pillar Two framework.

Future tax reform resulting
from these developments may result in changes to long-standing tax principles,

which may adversely impact our
effective tax rate going forward or result in higher cash tax liabilities.

As we operate in jurisdictions which have
adopted Pillar 2, we are continuing to analyze the implications to effectively manage the impact for 2024 and
beyond.
ASC Topic 740 prescribes the accounting for uncertainty in income taxes recognized in accordance with other provisions contained within its guidance.

This topic prescribes a recognition threshold and a measurement attribute
for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax
return.

For those benefits to be recognized, a tax position must be

more likely than not to be sustained upon
examination by the taxing authorities.

The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate audit settlement.

In the normal course of business,

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
110
our tax returns are subject to examination by various taxing authorities.

Such examinations may result in future tax
and interest assessments by these taxing authorities for uncertain tax positions taken in respect of certain tax
matters.
The total amount of unrecognized tax benefits, which are included in “other liabilities” within our consolidated
balance sheets, as of December 30, 2023 and December 31, 2022, was $
115

million and $
94

million, respectively,
of which $
107

million and $
80

million, respectively, would affect the effective tax rate if recognized.

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
examination.
The amount of tax interest expense included as a component of the provision for taxes was $
4

million, $
0

million
and $
0

million in 2023, 2022 and 2021, respectively.

The total amount of accrued interest is included in “other
liabilities,” and was $
16

million as of December 30, 2023 and $
12

million as of December 31, 2022.

The amount
of penalties accrued for during the periods presented were not material to our consolidated financial statements.
The following table provides a reconciliation of unrecognized tax benefits:

December 30, December 31, December 25,
2023 2022 2021
Balance, beginning of period $
82
$
71
$
70
Additions based on current year tax positions
9
14
3
Additions based on prior year tax positions
26
8
11
Reductions based on prior year tax positions
(2)
-
(1)
Reductions resulting from settlements with taxing authorities
(3)
(1)
(9)
Reductions resulting from lapse in statutes of limitations
(14)
(10)
(3)
Balance, end of period $
98
$
82
$
71

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
111
Note 15 – Plans of Restructuring

and Integration Costs

On August 1, 2022, we committed to a restructuring plan focused on funding the priorities of the BOLD+1 strategic
plan, streamlining operations and other initiatives to increase efficiency.

We revised our previous expectations of
completion and we have extended this initiative through the end of 2024.

We are currently unable in good faith to
make a determination of an estimate of the amount or range of amounts expected to be incurred in connection with
these activities, both with respect to each major type of cost associated therewith and to the total cost, or an
estimate of the amount or range of amounts that will result in future cash expenditures.
During the years ended December 30, 2023, December 31, 2022, and December

25, 2021, we recorded
restructuring costs of $
80

million, $
128

million, and $
8

million, respectively.

The restructuring costs for these
periods primarily related to severance and employee-related costs,

impairment of intangible assets, accelerated
amortization of right-of-use lease assets and fixed assets, other lease exit costs, and certain business exit costs
discussed below.

During the year ended December 30, 2023, in connection with our restructuring plan, we recorded an impairment of
an intangible asset of $
12

million related to a planned disposal of a non-U.S. business.

The disposal is expected to
be completed in 2024.

This impairment is included in the $
80

million of restructuring charges discussed above.
During the year ended December 31, 2022, in connection with our restructuring plan, we vacated
one

of the
buildings at our corporate headquarters in Melville, New York, which resulted in an accelerated amortization of a right-of-use lease asset of $
34

million.

We also initiated the disposal of a non-profitable U.S. business and recorded related costs of $
49

million, which primarily consisted of impairment of intangible assets and goodwill,
inventory impairment, and severance and employee-related costs.

These expenses are included in the $
128

million
of restructuring charges discussed above.

The disposal was completed during the first quarter of 2023.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
112
Restructuring and integration costs recorded during our 2023, 2022 and

2021 fiscal years consisted of the
following:

Year

Ended December 30, 2023
Health Care Distribution
Technology

and Value-Added
Services
Restructuring
Costs
Integration
Costs
Restructuring
Costs
Integration
Costs Total
Severance and employee-related costs $
41
$ - $
5
$ - $
46
Impairment and accelerated depreciation and
amortization of right-of-use lease assets and
other long-lived assets
13
-
2
-
15
Exit and other related costs
5
-
1
-
6
Loss on disposal of a business
13
- - -
13
Total restructuring and integration costs $
72
$ - $
8
$ - $
80
Year

Ended December 31, 2022
Health Care Distribution
Technology

and Value-Added
Services
Restructuring
Costs
Integration
Costs
Restructuring
Costs
Integration
Costs Total
Severance and employee-related costs $
25
$ - $
4
$ - $
29
Impairment and accelerated depreciation and
amortization of right-of-use lease assets and
other long-lived assets
47
- - -
47
Exit and other related costs
3
- - -
3
Loss on disposal of a business
49
- - -
49
Integration employee-related and other costs -
3
- -
3
Total restructuring and integration costs $
124
$
3
$
4
$ - $
131
Year

Ended December 25, 2021
Health Care Distribution
Technology

and Value-Added
Services
Restructuring
Costs
Integration
Costs
Restructuring
Costs
Integration
Costs Total
Severance and employee-related costs $
6
$ - $
2
$ - $
8
Total restructuring and integration costs $
6
$ - $
2
$ - $
8

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
113
The following table summarizes, by reportable segment, the activity related to the liabilities associated with our
restructuring initiatives for the year ended December 30, 2023.

The remaining accrued balance of restructuring
costs as of December 30, 2023, which primarily relates to severance and employee-related costs, is included in
accrued expenses: other within our consolidated balance sheets.

Liabilities related to exited leased facilities are
recorded within our current and non-current operating lease liabilities within our condensed consolidated balance
sheets.

Technology

and
Health Care Value-Added
Distribution Services Total
Balance, December 25, 2021 $
3
$
1
$
4
Restructuring and integration costs
124
4
128
Non-cash asset impairment and accelerated depreciation and
amortization of right-of-use lease assets and other long-lived assets
(47)
-
(47)
Non-cash impairment on disposal of a business
(46)
-
(46)
Cash payments and other adjustments
(13)
(2)
(15)
Balance, December 31, 2022
21
3
24
Restructuring and integration costs
72
8
80
Non-cash asset impairment and accelerated depreciation and
amortization of right-of-use lease assets and other long-lived assets
(13)
(2)
(15)
Non-cash impairment on disposal of a business
(12)
-
(12)
Cash payments and other adjustments
(46)
(8)
(54)
Balance, December 30, 2023 $
22
$
1
$
23

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
114
Note 16 – Commitments and Contingencies
Purchase Commitments
In our health care distribution business, we sometimes enter into long-term purchase commitments to ensure the
availability of products for distribution.

Future minimum annual payments for inventory purchase commitments as
of December 30, 2023 were:

2024 $
5
2025
4
2026
4
2027
4
2028
-
Thereafter
-
Total minimum

inventory purchase commitment payments
$
17
Employment, Consulting and Non-Compete Agreements
We have employment, consulting and non-compete agreements that have varying base aggregate annual payments for the years 2024 through 2028 and thereafter of approximately $
21

million, $
8

million, $
1

million, $
1

million, $
0
million, and $
0

million, respectively.

We also have lifetime consulting agreements that provide for current compensation of four-hundred thousand dollars per year, with small scheduled increases every fifth year with the next increase in 2027.

In addition, some agreements have provisions for additional

incentives and compensation.

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

At this time, the
following cases are set for trial: the action filed by DCH Health Care Authority, et al. in Alabama state court, which is currently set for a jury trial on July 8, 2024; the action filed by Mobile

County Board of Health, et al. in Alabama
state court, which has been set for a jury trial on August 12, 2024;

and the action filed by Florida Health Sciences
Center, Inc. (and
25
other hospitals located throughout the State of Florida) in Florida state court,

which is currently
scheduled for a jury trial in September 2025.

Of Henry Schein’s 2023 net sales of approximately $
12.3

billion,
sales of opioids represented less than four-tenths of 1 percent.

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

The October 2022 Subpoena seeks documents relating to payments Henry

Schein
received from Butler or Covetrus, Inc. (“Covetrus”).

Butler was spun off into a separate company and became a

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
115
subsidiary of Covetrus in 2019 and is no longer owned by Henry Schein.

We are cooperating with the
investigation.
On January 18, 2024, a putative class action was filed against the Company in the U.S. District Court for the
Eastern District of New York (“EDNY”), Case No. 24-cv-387 (the “Cruz-Bermudez Action”), based on the
October 2023 cybersecurity incident described above.

On January 26, 2024, a second putative class action was
filed against the Company based on the cybersecurity incident, also in the EDNY,

Case No. 24-cv-550 (the
“Depperschmidt Action”).

On February 12, 2024, the Depperschmidt Action was voluntarily dismissed without
prejudice.

On February 16, 2024, an amended complaint was filed in

the Cruz-Bermudez Action with additional
plaintiffs’ counsel from the Depperschmidt Action and an additional new plaintiff.

Plaintiffs in the Cruz-Bermudez Action seek to represent a class of all individuals whose personally identifying
information and personal health information was compromised by the incident.

Plaintiffs generally claim to have
been harmed by alleged actions and/or omissions by the Company in connection with the incident and that the
Company made deceptive public statements regarding privacy and data protection.

Plaintiffs assert a variety of
common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other
related relief.

The case remains pending.

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
As of December 30, 2023, we had accrued our best estimate of potential losses relating to claims that were probable
to result in liability and for which we were able to reasonably estimate a loss.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
116

Note 17 – Stock-Based Compensation
Stock-based awards are provided to certain employees under our 2020 Stock Incentive

Plan and to non-employee
directors under our 2023 Non-Employee Director Stock Incentive Plan

(formerly known as the 2015 Non-
Employee Director Stock Incentive Plan) (together, the “Plans”).

The Plans are administered by the Compensation
Committee of the Board (the “Compensation Committee”).

Historically, equity-based awards to our employees
have been granted solely in the form of time-based and performance-based restricted stock units (“RSUs”) with the
exception of our 2021 plan year in which non-qualified stock options were issued in place of performance-based
RSUs and in 2022, when we granted time-based and performance-based

RSUs, as well as non-qualified stock
options.

For our 2023 plan year, we returned to granting our employees equity-based awards solely in the form of
time-based and performance-based RSUs.

Our non-employee directors receive equity-based awards solely in the
form of time-based RSUs.
As of December 30, 2023, there were
70,942,657

shares authorized and
6,773,234

shares available to be granted
under the 2020 Stock Incentive Plan and
2,075,000

shares authorized and
393,309

shares available to be granted
under the 2023 Non-Employee Director Stock Incentive Plan.
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
-year cliff vesting.

RSUs granted to our non-employee directors primarily include
12
-month cliff vesting.

For these RSUs, we recognize the cost as compensation expense on a straight-line basis.
For all RSUs, we estimate the fair value based on our closing stock price on the grant date.

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
circumstances affecting us.
Over the performance period, the number of RSUs that will ultimately vest and be issued and the related
compensation expense is adjusted upward or downward based upon our estimation of achieving such performance
targets.

The ultimate number of shares delivered to recipients and the related compensation cost recognized as an
expense is based on our actual performance metrics as defined under the 2020 Stock Incentive Plan.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
117
Stock options are awards that allow the recipient to purchase shares of our common stock after vesting at a fixed
price set at the time of grant.

Stock options were granted at an exercise price equal to our closing stock price on the
date of grant.

Stock options issued in 2021 and 2022 vest one-third per year based on the recipient’s continued
service, subject to the terms and conditions of the 2020 Stock Incentive Plan,

are fully vested
three years

from the
grant date and have a contractual term of
ten years

from the grant date, subject to earlier termination of term and term acceleration upon certain events.

Compensation expense for stock options is recognized using

a graded
vesting method.

We estimate grant date fair value of stock options using the Black-Scholes valuation model.

During the year ended December 30, 2023, we did
no
t grant any stock options.
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

These time-based RSU awards vested
50
% on the first
anniversary of the grant date and
50
% on the second anniversary of the grant date, based on the recipient’s continued service and subject to the terms and conditions of the 2020 Stock Incentive

Plan, and were recorded as
compensation expense using a graded vesting method.

The combination of the
20
% payout based on actual
performance of the 2018 LTIP and the one-time Special Pandemic Recognition Award granted in 2021 generated a cumulative payout of
75
% of each recipient’s original number of performance-based restricted stock units awarded in 2018 if the recipient satisfied the two -year vesting schedule commencing on the grant date.
Our consolidated statements of income reflect pre-tax share-based compensation expense of $
39

million, $
54
million and $
78

million for the years ended December 30, 2023, December 31, 2022 and December 25, 2021.
Total unrecognized compensation cost related to unvested awards as of December 30, 2023 was $
65

million, which
is expected to be recognized over a weighted-average period of approximately
2.6

years.

The weighted-average grant date fair value of stock-based awards granted was $
76.43
, $
85.51

and $
62.72

per share
during the years ended December 30, 2023, December 31, 2022 and December

25, 2021.

Certain stock-based compensation is required to be settled in cash.

During the year ended December 30, 2023, we
recorded a liability of $
0.1

million for stock-based compensation to be settled in cash.
We
record deferred income tax assets for awards that will result in future income tax deductions based on the
amount of compensation cost recognized and our statutory tax rate in the jurisdiction in which we will receive a
deduction.
Our consolidated statements of cash flows present our stock-based compensation expense as a reconciling
adjustment between net income and net cash provided by operating activities for all periods presented.

There were
no cash benefits associated with tax deductions in excess of recognized compensation for the years ended
December 30, 2023, December 31, 2022 and December 25, 2021.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
118
The following weighted-average assumptions were used in determining the most recent fair values of stock options
using the Black-Scholes valuation model:

2022 2021
Expected dividend yield - % - %
Expected stock price volatility
27.80
%
27.10
%
Risk-free interest rate
3.62
%
1.33
%
Expected life of options (in years)
6.00
6.00

We have not declared cash dividends on our stock in the past and we do not anticipate declaring cash dividends in the foreseeable future.

The expected stock price volatility is based on implied volatilities from traded options on
our stock, historical volatility of our stock and other factors.

The risk-free interest rate is based on the U.S.
Treasury yield curve in effect at the time of grant that most closely aligns to the expected life of options.

The six-
year expected life of the options was determined using the simplified method for estimating the expected term as
permitted under Staff Accounting Bulletin Topic 14.
The following table summarizes the stock option activity for the year ended December 30, 2023:

Stock Options
Weighted Average Aggregate
Weighted Average

Remaining Contractual Intrinsic
Shares Exercise Price Life (in years) Value
Outstanding at beginning of year
1,117,574
$
71.38
Granted
-
-
Exercised
(23,498)
62.74
Forfeited
(15,617)
79.04
Outstanding at end of year
1,078,459
$
71.46
7.6
$
9
Options exercisable at end of year
573,459
$
68.43

Weighted Average Aggregate
Number of Weighted Average Remaining Contractual Intrinsic
Options Exercise Price Life (in years) Value
Vested

or expected to vest
503,497
$
74.95
7.7
$
3
The following tables summarize the activity of our unvested RSUs for the year ended December 30, 2023:

Time-Based Restricted Stock Units Performance-Based Restricted Stock Units
Weighted Average Weighted Average
Grant Date Fair Intrinsic Value Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share Shares/Units Value Per Share Per Share
Outstanding at beginning of period
1,756,044
$
66.59
520,916
$
60.23
Granted
426,021
77.50
381,571
81.00
Vested
(433,973)
61.96
(631,458)
60.65
Forfeited
(92,699)
72.37
(62,287)
77.45
Outstanding at end of period
1,655,393
$
70.34
$
75.71
208,742
$
78.02
$
75.71
The total intrinsic value per share of RSUs that vested was $
76.85
, $
78.74

and $
73.99

during the years ended
December 30, 2023, December 31, 2022 and December 25, 2021, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
119
Note 18 – Employee Benefit Plans
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
December 30, December 31,
2023 2022
Obligation and funded status:
Change in benefit obligation
Projected benefit obligation, beginning of period $
108
$
128
Service costs
3
3
Interest cost
3
1
Past service cost
1
-
Actuarial gain (loss)
6
(19)
Benefits paid

(1)
-
(1)
Participant contributions
1
1
Settlements
(3)
(1)
Effect of foreign currency translation
6
(4)
Projected benefit obligation, end of period $
125
$
108
Change in plan assets
Fair value of plan assets at beginning of period $
73
$
75
Actual return on plan assets
4
(3)
Employer contributions
2
2
Plan participant contributions
1
1
Expected return on plan assets
1
1
Benefit received

(1)
2
-
Settlements
(2)
(1)
Effect of foreign currency translation
5
(2)
Fair value of plan assets at end of period $
86
$
73
Unfunded status at end of period $
39
$
35
(1)
Includes regular benefit payments and amounts transferred in by new participants.
The majority of our defined benefit plans are unfunded, with the exception of one plan in one country where the
amount of assets exceeds the projected benefit obligation by approximately

$
7

million and $
6

million as of
December 30, 2023 and December 31, 2022, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
120
The following table provides the amounts recognized in our consolidated balance sheets for our defined benefit
pension plans:

Years

Ended
December 30, December 31,
2023 2022
Non-current assets $
27
$
25
Current liabilities
(1)
(1)
Non-current liabilities
(65)
(59)
Accumulated other comprehensive loss, pre-tax
8
4
The following table provides the components of net periodic pension cost for our defined benefit plans:

Years

Ended
December 30, December 31, December 25,
2023 2022 2021
Service cost $
3
$
3
$
4
Interest cost
3
1
-
Expected return on plan assets
(3)
(1)
(1)
Employee contributions
(1)
- -
Amortization of prior service credit -
1
1
Recognized net actuarial loss - - -
Settlements - - -
Net periodic pension cost $
2
$
4
$
4
The following tables present the weighted-average actuarial assumptions used to determine our pension benefit
obligation and our net periodic pension cost for the periods presented:

Years

Ended
December 30, December 31,
Pension Benefit Obligation 2023 2022
Weighted average

discount rate
2.71
%
1.67
%

Years

Ended
December 30, December 31, December 25,
Net Periodic Pension Cost 2023 2022 2021
Discount rate-pension benefit
1.50
%
1.25
%
0.56
%
Expected return on plan assets
0.51
%
0.81
%
0.71
%
Rate of compensation increase
1.64
%
1.68
%
1.95
%
Pension increase rate
0.80
%
0.61
%
0.72
%

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
121
The following table presents the estimated pension benefit payments that are payable to the plan’s participants as of
December 30, 2023:

Year
2024 $
7
2025
6
2026
7
2027
7
2028
8
2029 to 2033
44
Total $
79
401(k) Plans
We offer

qualified 401(k) plans to substantially all domestic full-time employees.

As determined by our Board,
matching contributions to these plans generally do not exceed
100
% of the participants’ contributions up to
7
% of
their base compensation, subject to applicable legal limits.

Matching contributions are made in cash and are
allocated consistent with the participants’ investment elections on file, subject to a
20
% allocation limit to the
Henry Schein Stock Fund.

Forfeitures attributable to participants whose employment terminates prior to becoming
fully vested are reallocated as part of our ongoing matching contributions and to offset administrative expenses of
the 401(k) plans.
Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to
choose from various investment fund options.

Matching contributions related to these plans charged to operations during the years ended December 30, 2023, December 31, 2022 and December

25, 2021 amounted to $
50

million,
$
45

million and $
38

million, respectively.

Within our consolidated statements of income, $
42

million, $
37

million,
and $
30

million, is included in selling, general and administrative; and $
8

million, $
8

million, and $
8

million is
included in cost of goods sold for the years ended December 30, 2023, December

31, 2022, and December 25,
2021, respectively.
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
contributions to the 401(k) plan.

The amounts charged to operations during the years ended December 30, 2023,
December 31, 2022 and December 25, 2021 amounted to $
3

million, $
(1)

million and $
2

million, respectively.

The
charges are included in selling, general and administrative within our consolidated statements of income.

Please
see
Note 12 – Derivatives and Hedging Activities

for additional information.

Deferred Compensation Plan
During 2011, we began to offer DCP to a select group of management or highly compensated employees of the
Company and certain subsidiaries.

This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees.

The amounts (credited)/charged to operations during the years ended December 30, 2023, December 31, 2022 and December 25, 2021

were approximately $
12

million, $
(11)
million and $
8

million, respectively.

The charges are included in selling, general and administrative within our consolidated statements of income.

Please see
Note 12 – Derivatives and Hedging Activities

for additional
information.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
122
Note 19 – Redeemable Noncontrolling Interests
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

The
components of the change in the redeemable noncontrolling interests for the years ended December 30, 2023,
December 31, 2022 and December 25, 2021, are presented in the following table:

December 30, December 31, December 25,
2023 2022 2021
Balance, beginning of period $
576
$
613
$
328
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(19)
(31)
(60)
Increase in redeemable noncontrolling interests due to business acquisitions
326
4
189
Net income attributable to redeemable noncontrolling interests
6
21
23
Distributions declared, net of capital contributions
(19)
(21)
(21)
Effect of foreign currency translation gain (loss)

attributable to
redeemable noncontrolling interests
5
(6)
(6)
Change in fair value of redeemable securities

(11)
(4)
160
Balance, end of period $
864
$
576
$
613
Note 20 – Comprehensive Income
Comprehensive income includes certain gains and losses that, under U.S.

GAAP,

are excluded from net income and
are recorded directly to stockholders’ equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

December 30, December 31, December 25,
2023 2022 2021
Attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment $
(32)
$
(37)
$
(31)
Attributable to noncontrolling interests:
Foreign currency translation adjustment $
(1)
$
(1)
$
-
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(188)
$
(236)
$
(155)
Unrealized gain (loss) from hedging activities
(13)
5
(2)
Pension adjustment loss
(5)
(2)
(14)
Accumulated other comprehensive loss $
(206)
$
(233)
$
(171)
Total Accumulated

other comprehensive loss
$
(239)
$
(271)
$
(202)

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
123
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

December 30, December 31, December 25,
2023 2022 2021
Net income $
436
$
566
$
660
Foreign currency translation gain (loss)
53
(88)
(84)
Tax effect
-
-
-
Foreign currency translation gain (loss)
53
(88)
(84)
Unrealized gain (loss) from hedging activities
(25)
10
12
Tax effect
7
(3)
(3)
Unrealized gain (loss) from hedging activities
(18)
7
9
Pension adjustment gain (loss)
(3)
16
8
Tax effect
-
(4)
(2)
Pension adjustment gain (loss)
(3)
12
6
Comprehensive income $
468
$
497
$
591
Our financial statements are denominated in U.S. Dollars.

Fluctuations in the value of foreign currencies as
compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The foreign currency
translation gain (loss) during the years ended December 30, 2023, December 31,

2022 and December 25, 2021 was
primarily due to changes in foreign currency exchange rates of the Euro,

Brazilian Real, British Pound, Swiss
Franc, and Canadian Dollar.

The hedging gain (loss) during the years ended December 30, 2023 , December

31, 2022, and December 25, 2021
was attributable to a net investment hedge.

See
Note 11 – Derivatives and Hedging Activities

for further
information.
The following table summarizes our total comprehensive income, net of applicable taxes as follows:

December 30, December 31, December 25,
2023 2022 2021
Comprehensive income attributable to
Henry Schein, Inc. $
443
$
476
$
568
Comprehensive income attributable to
noncontrolling interests
14
6
6
Comprehensive income attributable to
Redeemable noncontrolling interests
11
15
17
Comprehensive income $
468
$
497
$
591

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
124
Note 21 – Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Henry Schein, Inc. by the weighted-
average number of common shares outstanding for the period.

Our diluted earnings per share is computed similarly
to basic earnings per share, except that it reflects the effect of common shares issuable for unvested RSUs and upon
exercise of stock options using the treasury stock method in periods in which they have a dilutive effect.
A reconciliation of shares used in calculating earnings per basic and diluted share follows:

Years

Ended
December 30, December 31, December 25,
2023 2022 2021
Basic
130,618,990
136,064,221
140,090,889
Effect of dilutive securities:
Stock options and restricted stock units
1,129,181
1,691,449
1,681,892
Diluted
131,748,171
137,755,670
141,772,781
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:

Years

Ended
December 30, December 31, December 25,
2023 2022 2021
Stock options
424,695
342,716
611,869
Restricted stock units
15,040
19,466
1,048
Total anti-dilutive

securities excluded from earnings per share
computation
439,735
362,182
612,917
Note 22 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Years

ended
December 30, December 31, December 25,
2023 2022 2021
Interest $
84
$
47
$
29
Income taxes
218
265
242
For the years ended December 30, 2023, December 31, 2022 and December

25, 2021, we had $
(25)

million, $
10
million and $
12

million of non-cash net unrealized gains (losses) related to hedging activities, respectively.

See
Note 12 – Derivatives and Hedging Activities
for additional information related to our total return swap and our
interest rate swap agreements.
There was approximately $
143

million of debt assumed as part of the acquisitions for the year ended

December 30,
2023.

Debt assumed during the year ended December 30, 2023 primarily relates to the acquisitions of Biotech
Dental and S.I.N.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
125
Note 23 – Related Party Transactions
In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was
formed on July 1, 2018, we entered into a ten-year

royalty agreement with Internet Brands whereby we will pay
Internet Brands approximately $
31

million annually for the use of their intellectual property.

During the years
ended December 30, 2023, December 31, 2022 and December 25, 2021, we recorded

$
31

million, $
31

million and
$
31

million, respectively, in connection with costs related to this royalty agreement.

As of December 30, 2023 and
December 31, 2022, Henry Schein One, LLC had a net payable balance to Internet Brands of $
1

million and $
9
million, respectively, comprised of amounts related to results of operations and the royalty agreement.

The
components of this payable are recorded within accrued expenses: other, respectively, within our consolidated balance sheets.
We
have interests in entities that we account for under the equity accounting method.

In our normal course of
business, during the years ended December 30, 2023, December 31, 2022 and December 25, 2021, we recorded net
sales of $
46

million, $
46

million, and $
48

million respectively, to such entities.

During the years ended December
30, 2023, December 31, 2022 and December 25, 2021, we purchased

$
10

million, $
9

million and $
15

million
respectively, from such entities.

At December 30, 2023 and December 31, 2022, we had an aggregate

$
32

million
and $
36

million, respectively, due from our equity affiliates, and $
5

million and $
6

million, respectively, due to our
equity affiliates.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

Please see
Note 7 – Leases
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

2023, to ensure that all
material information required to be disclosed by us in reports that we file or submit under the Exchange Act is
accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and
that all such information is recorded, processed, summarized and reported within the time periods specified in the
SEC’s rules and forms, and the rules of the Nasdaq stock exchange.

Changes in Internal Control over Financial Reporting
During the quarter ended December 30, 2023, we acquired a 90% voting equity interest in Shield, a supplier of
homecare medical products headquartered in California.

The full integration of this acquisition, as well as our
previously reported acquisitions of S.I.N and Biotech Dental, extended beyond year-end and, therefore, we
excluded Shield, Biotech Dental, and S.I.N., which together represent less than 1.5% of our total net sales, from our
annual assessment of internal control over financial reporting as of December

30, 2023, as permitted by SEC staff
interpretive guidance for newly acquired businesses.

Post-acquisition integration related activities for other dental and medical businesses acquired during 2023 across
the U.S., Europe, Brazil, Australia, and China were included in our annual assessment of internal control over
financial reporting as of December 30, 2023.

These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements since their respective
dates of acquisition.

Finally, we continued systems implementation activities in the U.S. for two of our dental businesses.
The combination of acquisitions (including Shield, S.I.N., and Biotech

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
In October 2023, we experienced a cybersecurity incident that primarily affected the operations of our North
American and European dental and medical distribution businesses.

Once we became aware of the issue, as part of
the Company’s incident response plan, we took precautionary actions to contain the incident including shutting down connectivity to networks and key business, operating and financial accounting systems globally.

In addition
to notifying affected and potentially affected third parties and all relevant law enforcement authorities, we engaged
external cyber-security experts to support our assessment of the cyber-incident’s impact as well as sanitize, rebuild and restore our affected systems and applications.

We also notified law enforcement and our employees,
customers, suppliers and investors, informing them of both the incident and management’s efforts to mitigate its
impact on our daily operations and data maintained on the Company’s systems.

Subsequently, on or about November 8, 2023, we determined that the threat actor obtained personal and sensitive information maintained on our systems belonging to certain third parties and since that date we have notified
affected parties and potentially affected parties as appropriate.

The scope of personal and sensitive data impacted is
still under investigation.

On November 22, 2023, we experienced a related disruption to our ecommerce platform and related applications,
which has since been remediated.
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

Our internal control system is designed to provide
reasonable assurance to our management and Board regarding the preparation and fair presentation of published
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

Based on our evaluation
under the COSO Framework, our management concluded that our

internal control over financial reporting was
effective at a reasonable assurance level as of December 30, 2023.
The effectiveness of our internal control over financial reporting as of December 30,

2023, has been independently
audited by BDO USA, P.C., an independent registered public accounting firm, and their attestation is included herein. The evaluation of internal controls involves judgment.

Our external auditor has concluded that the
Company has a material weakness resulting from the aggregation of certain control deficiencies at the application
control level related to logical and user access management and segregation of duties.

The Company agrees that
there are control deficiencies that our external auditor has identified, all of which either have been addressed or are
being addressed. The Company’s management has considered the control deficiencies identified by our external
auditor, and believes that, individually and in aggregate, they do not result in a material weakness.

A material
weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that
there is a reasonable possibility that a material misstatement of the company’s financial statements will not be
prevented or detected on a timely basis.
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
We

have audited Henry

Schein, Inc.’s

(the “Company’s”)

internal control over

financial reporting as

of December
30, 2023, based on

criteria established in Internal Control

– Integrated Framework (2013) issued

by the Committee
of Sponsoring Organizations of the Treadway Commission (the

“COSO criteria”). In our opinion, the Company did
not maintain,

in all

material respects,

effective internal

control over

financial reporting

as of

December 30,

2023,
based on the COSO criteria.
We

do

not

express

an

opinion

or

any

other

form

of

assurance

on

management’s

statements

referring

to

any
corrective actions taken by the Company after the date of management’s assessment.
We

also

have

audited,

in

accordance

with

the

standards

of

the

Public

Company

Accounting

Oversight

Board
(United

States)

(“PCAOB”),

the

consolidated

balance

sheets

of

the

Company

as

of

December

30,

2023

and
December

31,

2022,

the

related

consolidated

statements

of

income,

comprehensive

income,

changes

in
stockholders’ equity,

and cash

flows for

each of

the three

years in

the

period ended

December 30,

2023, and

the
related

notes

(collectively

referred

to

as

“the

financial

statements”)

and

our

report

dated

February

28,

2024
expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s

management is

responsible for

maintaining effective

internal control

over financial

reporting and
for

its

assessment of

the

effectiveness

of

internal control

over financial

reporting, included

in

the

accompanying,
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
A material

weakness is

a deficiency,

or a

combination of

deficiencies, in

internal control

over financial

reporting,
such

that

there

is

a

reasonable

possibility

that

a

material

misstatement

of

the

Company’s

annual

or

interim
consolidated

financial

statements

will

not

be

prevented

or

detected

on

a

timely

basis.

We

have

identified

the
following material weakness

that has not

been identified as

a material weakness

in management’s

assessment. The
material weakness in

internal control over

financial reporting is

related to logical

and user access

management and
segregation

of

duties,

at

the

application

control

level,

in

certain

information

technology

environments

at

certain
components.

There

is

a

reasonable

possibility

that

a

material

misstatement

of

the

Company’s

annual

or

interim
consolidated

financial

statements

with

respect

to

these

matters

would

not

have

been

prevented

or

detected

on

a
timely

basis.

This

material

weakness

was

considered

in

determining

the

nature,

timing,

and

extent

of

audit

tests
applied in

our audit

of the

2023 consolidated

financial statements,

and this

report does

not affect

our report

dated
February 28, 2024, on those consolidated financial statements.
As indicated in

the accompanying “Item

9A, Management’s

Report on Internal

Control over Financial

Reporting”,
management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not
include

the

internal

controls

of

Shield

Healthcare,

Inc.,

S.I.N.

Implant

System,

and

Biotech

Dental,

which

were

acquired

during

the

year

ended

December

30,

2023,

and

are

included

in

the

consolidated

balance

sheet

of

the
Company

as

of

December

30,

2023,

and

the

related

consolidated

statements

of

income,

comprehensive

income,
changes

in

stockholders’

equity,

and

cash

flows

for

the

year

then

ended.

Shield

Healthcare,

Inc.,

S.I.N.

Implant
System, and

Biotech Dental,

together represent

less than

1.5% of

total net

sales for

the year

ended December

30,
2023. Management did not assess the effectiveness of internal control over financial reporting of Shield Healthcare,
Inc.,

S.I.N.

Implant

System,

or

Biotech

Dental

because

of

the

timing

of

the

acquisitions

which

were

completed
during the

year ended

December 30,

2023. Our

audit of

internal control

over financial

reporting of

the Company
also did

not include

an evaluation

of the

internal control

over financial

reporting of

Shield Healthcare,

Inc., S.I.N.
Implant System, or Biotech Dental.
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

/s/ BDO USA, P.C.
New York

,

NY

February 28, 2024

ITEM 9B.

Other Information
Not applicable.
ITEM 9C.

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART

III
ITEM 10.

Directors, Executive Officers and Corporate Governance
Information required by this item regarding our directors and executive officers and our corporate governance is
hereby incorporated by reference to the Section entitled “Election of Directors,”

with respect to directors, and the
first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees -
Audit Committee,” with respect to corporate governance, in each case in our definitive 2024 Proxy Statement to be
filed pursuant to Regulation 14A and to the Section entitled “Information about our Executive Officers” in Part I of
this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board since
our last disclosure of such procedures, which appeared in our definitive

2023 Proxy Statement filed pursuant to
Regulation 14A on April 11, 2023.
Information required by this item concerning compliance with Section

16(a) of the Securities Exchange Act of
1934 is hereby incorporated by reference to the Section entitled

“Delinquent Section 16(a) Reports” in our
definitive 2024 Proxy Statement to be filed pursuant to Regulation 14A,

to the extent responsive disclosure is
required.
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

“Compensation Committee
Interlocks and Insider Participation” in our definitive 2024 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder
Matters
We maintain several stock incentive plans for the benefit of certain officers, directors and employees.

All active
plans have been approved by our stockholders.

Descriptions of these plans appear in the notes to our consolidated financial statements.

The following table summarizes information relating to these plans as of December 30, 2023:
Number of Common
Shares to be Issued Upon
Weighted-

Average
Number of Common
Exercise of Outstanding Exercise Price of
Shares Available

for
Plan Category Options and Rights Outstanding Options Future Issuances
Plans Approved by Stockholders - $ - 7,166,543
Plans Not Approved by Stockholders - - -
Total - $ - 7,166,543
The other information required by this item is hereby incorporated by reference to the Section entitled “Security
Ownership of Certain Beneficial Owners and Management” in our definitive

2024 Proxy Statement to be filed
pursuant to Regulation 14A.
ITEM 13.

Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference to the Section entitled “Certain
Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and
Committees – Independent Directors” in our definitive 2024 Proxy Statement to be filed pursuant to Regulation
14A.
ITEM 14.

Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference to the Section entitled “Independent
Registered Public Accounting Firm Fees and Pre-Approval Policies and

Procedures” in our definitive 2024 Proxy
Statement to be filed pursuant to Regulation 14A.
PART

IV
ITEM 15.

Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:
1. Financial Statements:
Our Consolidated Financial Statements filed as a part of this report are listed on the index on

Page 62.
2. Index to Exhibits:
See exhibits listed under Item 15(b) below.

(b) Exhibits
3.1
Second Amended and Restated Certificate of Incorporation of Henry Schein, Inc.
(Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June
1, 2018.)
3.2
Fourth Amended and Restated By-Laws of Henry Schein, Inc., effective March 23, 2023.
(Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on
March 24, 2023.)
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
10.7
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
Current Report on Form 8-K filed on May 25, 2023
).**
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
5, 2013.)**
10.12
Amendment Number One to the Henry Schein, Inc. Supplemental Executive Retirement
Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to
Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 28,
2019 filed on February 20, 2020.)**
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
10.15
Amendment Number Four to the Henry Schein, Inc. Supplemental Executive Retirement
Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to
Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2023.)**

10.16
Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004.
(Incorporated by reference to Exhibit D to our definitive 2004 Proxy Statement on
Schedule 14A, filed on April 27, 2004.)**
10.17
Henry Schein, Inc. 2023 Non-Employee Director Stock Incentive Plan, amended and restated effective as of May 23, 2023. (Incorporated by reference to Exhibit 10.1 to our
Current Report on Form 8-K filed on May 25, 2023.)**
10.18
Henry Schein, Inc. Deferred Compensation Plan, as amended and restated effective as of
November 14, 2023. (Incorporated by reference to Exhibit 10.1 to our Current Report on
Form 8-K filed on November 16, 2023.)**
10.19
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
10.21
Letter Agreement dated November 11, 2021 between Henry Schein, Inc. and Brad Connett
(Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the
fiscal year ended December 31, 2022 filed on February 21, 2023.)**
10.22
Agreement dated November 11, 2021 between Henry Schein, Inc. and Brad Connett
(Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the
fiscal year ended December 31, 2022 filed on February 21, 2023.)**
10.23
Special Incentive Plan dated May 24, 2021 between Henry Schein, Inc. and Brad Connett
(Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the
fiscal year ended December 31, 2022 filed on February 21, 2023.)**
#
10.24
Form of Amended and Restated Change in Control Agreement dated December 12, 2008 between us and certain executive officers who are a party thereto (James Breslawski,
Michael S. Ettinger, and Mark Mlotek, respectively). (Incorporated by reference to Exhibit
10.15 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**
10.25
Form of Amendment to Amended and Restated Change in Control Agreement effective
January 1, 2012 between us and certain executive officers who are a party thereto (James
Breslawski, Michael S. Ettinger, and Mark Mlotek, respectively). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012.)**
10.26
Form of Change in Control Agreement between us and certain executive officers who are a party thereto (Walter Siegel). (Incorporated by reference to Exhibit 10.3 to our Quarterly
Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed on May 7, 2019.)
**
10.27
Henry Schein, Inc. Executive Change in Control Plan, effective as of May 2, 2022 between us and certain executive officers who are a party thereto (Ronald N. South, Brad Connett, and Lorelei McGlynn). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022 filed on May 3, 2022.)**

10.28
Form of Indemnification Agreement between us and certain directors and executive officers who are a party thereto (Mohamed Ali, Deborah Derby, Carole T. Faig, Joseph L.
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
10.29
Second Amended and Restated Revolving Credit Agreement, dated as of July 11, 2023, among us, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and TD Bank,
N.A., Bank of America, N.A., UniCredit Bank, A.G., the Bank of New York Mellon, ING
Bank, N.V. and HSBC Bank USA, N.A., as co-documentation agents. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 13, 2023.)
10.30
Term Loan Credit Agreement, dated as of July 11, 2023, among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent,
U.S. Bank National Association, as syndication agent, and TD Bank, N.A.,
Bank of America, N.A. and UniCredit Bank, A.G., as co-documentation agents.
(Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2023.)
10.31
Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to
Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2013.)
10.32
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
10.33
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
10.34
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
10.35
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

10.36
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
10.37
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
10.38
Amendment No. 6 dated as of June 22, 2020 to the Receivables Purchase Agreement,
dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2020.)
10.39
Amendment No. 7 dated as of October 20, 2021 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 21, 2021.)
10.40
Amendment No. 8 dated as of December 15, 2022 to Receivables Purchase Agreement,
dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended
December 31, 2022 filed on February 21, 2023.)
10.41
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
10.42
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
10.43
Receivables Sale Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer. (Incorporated by reference to
Exhibit 10.2 to our Current Report on Form 8-K filed on April 19, 2013.)
21.1
List of our Subsidiaries.+
23.1
Consent of BDO USA, P.C.+
31.1
Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.+

31.2
Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.+
32.1
Certification of our Chief Executive Officer and Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.+
97.1
Henry Schein, Inc. Dodd-Frank Clawback Policy, effective as of December 1, 2023.**+
99.1
Limited Waiver dated November 10, 2023 to the Multicurrency Private Shelf Agreement,
dated as of October 20, 2021, by and among us, AIG Asset Management (U.S.), LLC and each AIG affiliate which becomes party thereto.+
99.2
Limited Waiver dated November 10, 2023 to the Third Amended and Restated
Multicurrency Master Note Purchase Agreement, dated as of October 20, 2021, by and among us, Metropolitan Life Insurance Company, MetLife Investment Management, LLC
and each MetLife affiliate which becomes party thereto.+
99.3
Limited Waiver dated November 10, 2023 to the Third Amended and Restated Master
Note Facility, dated as of October 20, 2021, by and among us, NYL Investors LLC and each New York Life affiliate which becomes party thereto.+
99.4
Limited Waiver dated November 10, 2023 to the Third Amended and Restated
Multicurrency Private Shelf Agreement, dated as of October 20, 2021, by and among us,
PGIM, Inc. and each Prudential affiliate which becomes party thereto.+
99.5
Limited Waiver dated as of November 10, 2023 to the Receivables Purchase Agreement,
dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto, as amended.+
99.6
Limited Waiver dated as of November 10, 2023 to the Second Amended and Restated
Revolving Credit Agreement, dated as of July11, 2023, among us, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, and the other parties from time to time party thereto.+
99.7
Limited Waiver dated as of November 10, 2023 to the Term Loan Credit Agreement, dated as of July 11, 2023, among us, the several lenders from time to time party thereto,
JPMorgan Chase Bank, N.A., as administrative agent, and the other parties from time to time party thereto.+
99.8
Amendment No. 9 dated as of December 20, 2023 to Receivables Purchase Agreement,
dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto.+
99.9
Amendment No. 10 dated as of February 23, 2024 to Receivables Purchase Agreement,
dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto.+
101.INS
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Annual Report on Form 10-K for the year ended
December 30, 2023, formatted in Inline XBRL (included within Exhibit 101 attachments).+
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
February 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the
following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature Capacity Date
/s/ STANLEY M. BERGMAN Chairman, Chief Executive Officer February 28, 2024
Stanley M. Bergman and Director (principal executive officer)
/s/ RONALD N. SOUTH
Senior Vice President, Chief

Financial Officer
February 28, 2024
Ronald N. South

(principal financial and accounting officer)
/s/ JAMES P.

BRESLAWSKI
Vice Chairman, President

and Director
February 28, 2024
James P.

Breslawski
/s/ MARK E. MLOTEK
Executive Vice President,

Chief Strategic Officer and
Director
February 28, 2024
Mark E. Mlotek
/s/ MOHAMAD ALI Director February 28, 2024
Mohamad Ali
/s/ DEBORAH DERBY Director February 28, 2024
Deborah Derby
/s/ CAROLE T. FAIG Director February 28, 2024
Carole T. Faig
/s/ JOSEPH L. HERRING Director February 28, 2024
Joseph L. Herring
/s/ KURT P.

KUEHN
Director February 28, 2024
Kurt P.

Kuehn
/s/ PHILIP A. LASKAWY Director February 28, 2024
Philip A. Laskawy
/s/ ANNE H. MARGULIES Director February 28, 2024
Anne H. Margulies
/s/ STEVEN PALADINO Director February 28, 2024
Steven Paladino
/s/ CAROL RAPHAEL Director February 28, 2024
Carol Raphael
/s/ SCOTT SEROTA Director February 28, 2024
Scott Serota
/s/ BRADLEY T. SHEARES,

PH.D.
Director February 28, 2024
Bradley T. Sheares,

Ph.D.
/s/ REED V.

TUCKSON, M.D., FACP
Director February 28, 2024
Reed V.

Tuckson, M.D., FACP