Form 10-Q
period 2024-03-30
HENRY SCHEIN INC
filed 2024-05-07
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly

period ended
March 30, 2024
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
Yes
☐

No
☒

As of April 29, 2024, there were
128,050,943

shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of March 30, 2024 and December 30, 2023
3
Condensed Consolidated Statements of Income for the three months ended
March 30, 2024 and April 1, 2023
4
Condensed Consolidated Statements of Comprehensive Income for the
three months ended March 30, 2024 and April 1, 2023
5
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the three months ended March 30, 2024 and April 1, 2023
6
Condensed Consolidated Statements of Cash Flows for the
three months ended March 30, 2024 and April 1, 2023
7
Notes to Condensed Consolidated Financial Statements
8
Note 1 – Basis of Presentation
8
Note 2 – Significant Accounting Policies
and Recently Issued Accounting Standards

9
Note 3 – Cyber Incident
10
Note 4 – Net Sales from Contracts with Customers
11
Note 5 – Segment Data
12
Note 6 – Business Acquisitions
13
Note 7 – Fair Value Measurements
16
Note 8 – Debt
18
Note 9 – Income Taxes
21
Note 10 – Plan of Restructuring
22
Note 11 – Legal Proceedings
23
Note 12 – Stock-Based Compensation
25
Note 13 – Redeemable Noncontrolling Interests
27
Note 14 – Comprehensive Income
27
Note 15 – Earnings Per Share
29
Note 16 – Supplemental Cash Flow Information
29
Note 17 – Related Party Transactions
30
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
31
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
44
ITEM 4.
Controls and Procedures
44
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
45
ITEM 1A.
Risk Factors
45
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
45
ITEM 5.
Other Information
46
ITEM 6.
Exhibits
46
Signature
47

See accompanying notes.

PART

I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions,

except share data)
March 30, December 30,
2024 2023
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents $
159
$
171
Accounts receivable, net of allowance for credit losses of $
84

and $
83

(1)
1,644
1,863
Inventories, net of reserves of $
188

and $
192
1,686
1,815
Prepaid expenses and other
589
639
Total current assets
4,078
4,488
Property and equipment, net
500
498
Operating lease right-of-use assets
314
325
Goodwill
3,835
3,875
Other intangibles, net
915
916
Investments and other
503
471
Total assets $
10,145
$
10,573
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable $
879
$
1,020
Bank credit lines
264
264
Current maturities of long-term debt
103
150
Operating lease liabilities
75
80
Accrued expenses:
Payroll and related
245
332
Taxes
143
137
Other
625
700
Total current liabilities
2,334
2,683
Long-term debt (1)
2,010
1,937
Deferred income taxes
77
54
Operating lease liabilities
266
310
Other liabilities
423
436
Total liabilities
5,110
5,420
Redeemable noncontrolling interests
798
864
Commitments and contingencies
(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
128,480,909

outstanding on March 30, 2024 and
129,247,765

outstanding on December 30, 2023
1
1
Additional paid-in capital
-
-
Retained earnings
3,838
3,860
Accumulated other comprehensive loss
(239)
(206)
Total Henry Schein, Inc. stockholders' equity
3,600
3,655
Noncontrolling interests
637
634
Total stockholders' equity
4,237
4,289
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
10,145
$
10,573
(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”).

At March 30, 2024 and December
30, 2023, includes trade accounts receivable of $
497

million and $
284

million, respectively, and long-term debt of $
300

million and
$
210

million, respectively.

See
Note 1 – Basis of Presentation

for further information.

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME
(in millions,

except share and per share data)
(unaudited)
Three Months Ended
March 30, April 1,
2024 2023
Net sales $
3,172
$
3,060
Cost of sales
2,160
2,094
Gross profit
1,012
966
Operating expenses:
Selling, general and administrative
791
717
Depreciation and amortization
61
44
Restructuring costs
10
30
Operating income
150
175
Other income (expense):
Interest income
5
3
Interest expense
(30)
(14)
Other, net
2
(1)
Income before taxes, equity in earnings of affiliates and noncontrolling interests
127
163
Income taxes
(32)
(39)
Equity in earnings of affiliates, net of tax
3
4
Net income
98
128
Less: Net income attributable to noncontrolling interests
(5)
(7)
Net income attributable to Henry Schein, Inc. $
93
$
121
Earnings per share attributable to Henry Schein, Inc.:
Basic $
0.72
$
0.92
Diluted $
0.72
$
0.91
Weighted-average common

shares outstanding:
Basic
128,720,661
131,365,789
Diluted
129,769,580
133,039,886

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(in millions)

(unaudited)
Three Months Ended
March 30, April 1,
2024 2023
Net income $
98
$
128
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)
(54)
25
Unrealized gain (loss) from hedging activities
11
(3)
Other comprehensive income (loss), net of tax
(43)
22
Comprehensive income
55
150
Comprehensive income attributable to noncontrolling interests:
Net income
(5)
(7)
Foreign currency translation loss (gain)
10
(2)
Comprehensive loss (income) attributable to noncontrolling interests
5
(9)
Comprehensive income attributable to Henry Schein, Inc. $
60
$
141

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN

STOCKHOLDERS’ EQUITY
(in millions, except share data)
(unaudited)
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 30, 2023
129,247,765
$
1
$
-
$
3,860
$
(206)
$
634
$
4,289
Net income (excluding $
2

attributable to Redeemable
noncontrolling interests) - - -
93
-
3
96
Foreign currency translation loss (excluding loss of $
10
attributable to Redeemable noncontrolling interests) - - - -
(44)
-
(44)
Unrealized gain from hedging activities,
net of tax of $
4
- - - -
11
-
11
Change in fair value of redeemable securities - -
(42)
- - -
(42)
Noncontrolling interests and adjustments related to
business acquisitions - -
1
- - -
1
Repurchase and retirement of common stock
(998,728)
-
(10)
(65)
- -
(75)
Stock issued upon exercise of stock options
20,939
-
1
- - -
1
Stock-based compensation expense
314,759
-
8
- - -
8
Shares withheld for payroll taxes
(103,865)
-
(8)
- - -
(8)
Settlement of stock-based compensation awards
39
-
-
- - -
-
Transfer of charges in excess of

capital
- -
50
(50)
- -
-
Balance, March 30, 2024
128,480,909
$
1
$
-
$
3,838
$
(239)
$
637
$
4,237
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
March 30, April 1,
2024 2023
Cash flows from operating activities:
Net income $
98
$
128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
73
52
Non-cash restructuring charges
1
7
Stock-based compensation expense
8
10
Provision for losses on trade and other accounts receivable
5
1
Provision for deferred income taxes
2
2
Equity in earnings of affiliates
(3)
(4)
Distributions from equity affiliates
2
2
Changes in unrecognized tax benefits
2
1
Other
(6)
(1)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable
190
(20)
Inventories
74
63
Other current assets
41
29
Accounts payable and accrued expenses
(290)
(243)
Net cash provided by operating activities
197
27
Cash flows from investing activities:
Purchases of property and equipment
(41)
(31)
Payments related to equity investments and business acquisitions, net of cash acquired
(20)
(1)
Proceeds from loan to affiliate
1
2
Capitalized software costs
(9)
(9)
Other
(3)
-
Net cash used in investing activities
(72)
(39)
Cash flows from financing activities:
Net change in bank credit lines
-
132
Proceeds from issuance of long-term debt
90
31
Principal payments for long-term debt
(60)
(1)
Proceeds from issuance of stock upon exercise of stock options
1
1
Payments for repurchases and retirement of common stock
(75)
(100)
Payments for taxes related to shares withheld for employee taxes
(7)
(30)
Distributions to noncontrolling shareholders
(6)
(4)
Acquisitions of noncontrolling interests in subsidiaries
(94)
(8)
Net cash provided by (used in) financing activities
(151)
21
Effect of exchange rate changes on cash and cash equivalents
14
-
Net change in cash and cash equivalents
(12)
9
Cash and cash equivalents, beginning of period
171
117
Cash and cash equivalents, end of period $
159
$
126

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
8
Note 1 – Basis of Presentation
Our condensed consolidated financial statements include the accounts of Henry

Schein, Inc., and all of our
controlled subsidiaries (“we”, “us” and “our”).

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
The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited
consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report
on Form 10-K for the year ended December 30, 2023 and with the information contained in our other publicly-
available filings with the Securities and Exchange Commission.

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

The results of
operations for the three months ended March 30, 2024 are not necessarily indicative of the results to be expected
for any other interim period or for the year ending December 28, 2024.
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
assumptions.
We consolidate the results of operations and financial position of a trade accounts receivable securitization which we consider a VIE because we are its primary beneficiary, as we have the power to direct activities that most significantly affect its economic performance and have the obligation to absorb the majority of its losses or
benefits.

For this VIE, the trade accounts receivable transferred

to the VIE are pledged as collateral to the related
debt.

The VIE’s creditors have recourse to us for losses on these trade accounts receivable.

At March 30, 2024 and
December 30, 2023, certain trade accounts receivable that can only be used to settle obligations of this VIE were
$
497

million and $
284

million, respectively, and the liabilities of this VIE where the creditors have recourse to us were $
300

million and $
210

million, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
9
Note 2 – Significant Accounting Policies and Recently Issued Accounting

Standards
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended March
30, 2024, as compared to the significant accounting policies described in Item

8 of our Annual Report on Form 10-
K for the year ended December 30, 2023.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2023-09, “
Income Taxes (Topic

740): Improvements to Income Tax Disclosures
,” which requires public
business entities to disclose additional information in specified categories with respect to the reconciliation of the
effective tax rate to the statutory rate for federal, state and foreign income taxes.

It also requires greater detail
about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a
specified threshold.

In addition to new disclosures associated with the rate reconciliation,

the ASU requires
information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state and foreign taxes
and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold.

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
segments.

For example, a public entity is required to report a measure of segment profit or loss that the chief
operating decision maker uses to assess segment performance and make decisions about allocating resources.

Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances.

The amendments in this ASU do not change or
remove those disclosure requirements and do not change how a public entity identifies its operating segments,
aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments.

This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years
beginning after December 15, 2024.

Early adoption is permitted.

We do not expect that the requirements of ASU
2023 – 07 will have a material impact on our consolidated financial statements.
In March 2024, the FASB issued ASU 2024-01, “ Compensation - Stock Compensation (Topic 718): Scope
Application of Profits Interest and Similar Awards, ” which clarifies how to determine whether a profit interest and similar awards should be accounted for as a share-based payment arrangement under Topic 718 or within the scope
of other guidance.

The ASU provides an illustrative example with multiple fact patterns and amends the structure
of paragraph 718-10-15-3 of Topic 718 to improve its clarity and operability.

The guidance in ASU 2024-01
applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange
for goods or services.

Entities can apply the amendments either retrospectively to

all periods presented in the
financial statements or prospectively to profits interest awards granted or modified on or after the date of adoption.

If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting
principle that resulted from the adoption of the ASU.

This ASU is effective for fiscal years beginning after

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
10
December 15, 2024, including interim periods within those fiscal years.

We do not expect that the requirements of
ASU 2024 – 01 will have a material impact on our consolidated financial statements.
Note 3 – Cyber Incident
In October 2023 Henry Schein experienced a cyber incident that primarily affected the operations of our North
American and European dental and medical distribution businesses.

Henry Schein One, our practice management
software, revenue cycle management and patient relationship management solutions business, was not affected, and
our manufacturing businesses were mostly unaffected.

On November 22, 2023, we experienced a disruption of our
ecommerce platform and related applications, which has since been remediated.
During the three months ended March 30, 2024, we continued

to experience a residual impact of the cyber events
noted above relating primarily to decreased sales to episodic customers (customers that had generally registered a
less continuous level of demand pre-incident).
During the three months ended March 30, 2024, we incurred $
5

million of expenses directly related to the cyber
incident, mostly consisting of professional fees.

We maintain cyber insurance, subject to certain retentions and policy limitations.

With respect to the October 2023 cyber incident, we have a $
60

million insurance policy,
following a $
5

million retention.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
11
Note 4 – Net Sales from Contracts with Customers
Net sales are recognized in accordance with policies disclosed in Item

8 of our Annual Report on Form 10-K for
the year ended December 30, 2023.
Disaggregation of Net Sales
The following table disaggregates our net sales by reportable and operating segment and geographic area:

Three Months Ended
March 30, 2024
North America International Global
Net sales:
Health care distribution
Dental $
1,103
$
811
$
1,914
Medical
1,014
27
1,041
Total health care distribution
2,117
838
2,955
Technology

and value-added services
189
28
217
Total net sales $
2,306
$
866
$
3,172
Three Months Ended
April 1, 2023
North America International Global
Net sales:
Health care distribution
Dental $
1,144
$
754
$
1,898
Medical
951
20
971
Total health care distribution
2,095
774
2,869
Technology

and value-added services
166
25
191
Total net sales $
2,261
$
799
$
3,060
Contract Liabilities
At March 30, 2024, December 30, 2023, and December 31, 2022, the current and non-current contract liabilities
were $
84

million and $
8

million; $
89

million and $
9

million; and $
86

million and $
8

million, respectively.

During
the three months ended March 30, 2024, we recognized, in net sales, $
36

million of the amount that was previously
deferred at December 30, 2023.

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
institutions.

Our medical businesses serve physician offices, urgent care centers, ambulatory care sites,

emergency
medical technicians, dialysis centers, home health, federal and state governments and large enterprises, such as
group practices, and integrated delivery networks, among other providers across a wide range of specialties.

Our
dental and medical groups serve practitioners in
33

countries worldwide.
The health care distribution reportable segment aggregates our global dental and medical operating segments.

This
segment distributes consumable products, dental specialty products (including implant, orthodontic and endodontic
products),

small equipment, laboratory products, large equipment, equipment repair services, branded and generic
pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, personal protective
equipment (“PPE”) products, vitamins, and orthopedic implants.

Our global technology and value-added services reportable segment provides software, technology and other value-
added services to health care practitioners.

Our technology offerings include practice management software systems for dental and medical practitioners.

Our value-added practice solutions include practice consultancy, education, revenue cycle management and financial services on a non-recourse basis, e-services, continuing
education services for practitioners,

practice technology, network and hardware services, and other services.
The following tables present information about our reportable and operating segments:

Three Months Ended
March 30, April 1,
2024 2023
Net sales:
Health care distribution (1)
Dental $
1,914
$
1,898
Medical
1,041
971
Total health care distribution
2,955
2,869
Technology

and value-added services
(2)
217
191
Total $
3,172
$
3,060
(1)
Consists of consumable products, dental specialty products (including implant, orthodontic and endodontic products), small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, PPE products, vitamins, and orthopedic implants.
(2) Consists of practice management software and other value-added products, which are distributed primarily to health care providers, practice consultancy, education, revenue cycle management and financial services on a non-recourse basis, e-services, continuing education services for practitioners, practice technology, network and hardware services, and other services.

Three Months Ended
March 30, April 1,
2024 2023
Operating Income:
Health care distribution $
126
$
145
Technology

and value-added services
24
30
Total $
150
$
175

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
13
Note 6

–
Business Acquisitions
Our acquisition strategy is focused on investments in companies that add new customers and sales teams, increase
our geographic footprint (whether entering a new country, such as emerging markets, or building scale where we have already invested in businesses), and finally, those that enable us to access new products and technologies.
2024 Acquisitions
During the quarter ended March 30, 2024, we made acquisitions within the technology and value-added services
segment.

Our acquired ownership interest in these companies was
100
%.

Total consideration for these acquisitions
was $
19

million.

Net assets acquired primarily consisted of $
8

million of goodwill and $
12

million of intangible
assets.

The intangible assets acquired consisted of customer relationships and lists of $
6

million, product
development of $
4

million, trademarks and tradenames of $
1

million and non-compete agreements of $
1

million.

Weighted average useful lives for these acquired intangible assets were
10

years,
10

years,
5

years and
5

years,
respectively.
Goodwill is a result of the expected synergies and cross-selling opportunities that these acquisitions are expected to
provide for us, as well as the expected growth potential.

The majority of the acquired goodwill is deductible for tax
purposes.
The impact of these acquisitions, individually and in the aggregate, was not considered material to our condensed
consolidated financial statements.
2023 Acquisitions
Acquisition of Shield Healthcare
On October 2, 2023 we acquired a
90
% voting equity interest in Shield Healthcare, Inc. (“Shield”), a supplier of
homecare medical products delivered directly to patients in their homes, for preliminary consideration of $
366
million (including cash paid of $
307

million, deferred consideration of $
22

million and redeemable noncontrolling
interests of $
37

million).

Based in California, Shield expands our existing medical business by delivering a diverse
range of products, including items such as incontinence, urology, ostomy, enteral nutrition, advanced wound care and diabetes supplies.

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

During the quarter ended March 30, 2024, we
recorded immaterial measurement period adjustments, related primarily to operating leases.

The pro forma financial information has not been presented because the impact of the Shield acquisition was
immaterial to our consolidated financial statements.
Acquisition of S.I.N. Implant System
On July 5, 2023, we acquired a
100
% voting equity interest in S.I.N. Implant System (“S.I.N.”) for consideration of
$
329

million.

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

During the quarter ended March 30, 2024, we
recorded insignificant measurement period adjustments, related primarily to deferred tax adjustments.
The pro forma financial information has not been presented because the impact of the S.I.N. acquisition was
immaterial to our consolidated financial statements.
Acquisition of Biotech Dental
On April 5, 2023, we acquired a
57
% voting equity interest in Biotech Dental (“Biotech Dental”), which is a
provider of dental implants, clear aligners, individualized prosthetics and innovative digital dental software based in
France.

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
The following table aggregates the final fair value, as of the date of acquisition,

of consideration paid and net assets
acquired in the Biotech Dental acquisition, including measurement period adjustments recorded through March 30,
2024:

Preliminary
Allocation as
of July 1, 2023
Measurement
Period
Adjustments
Allocation as
of March 30,
2024
Acquisition consideration:
Cash $
216
$ - $
216
Fair value of contributed equity share in a controlled subsidiary
25
-
25
Redeemable noncontrolling interests
182
-
182
Total consideration $
423
$ - $
423
Identifiable assets acquired and liabilities assumed:
Current assets $
78
$
(4)
$
74
Intangible assets
119
70
189
Other noncurrent assets
76
(7)
69
Current liabilities
(50)
(10)
(60)
Long-term debt
(90)
17
(73)
Deferred income taxes
(38)
(15)
(53)
Other noncurrent liabilities
(16)
(4)
(20)
Total identifiable

net assets
79
47
126
Goodwill
344
(47)
297
Total net assets acquired $
423
$
-
$
423

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
15
Goodwill is a result of expected synergies that are expected to originate from the acquisition as well as the expected
growth potential of Biotech Dental.

The acquired goodwill is deductible for tax purposes.

During the quarter
ended March 30, 2024 we finalized our accounting for the acquisition and recorded measurement period
adjustments related primarily to the completion of the intangibles valuation,

including adjustments to intangibles,
deferred tax and certain other assets and liabilities.
The following table summarizes the identifiable intangible assets acquired as part of the acquisition of Biotech
Dental:

2023
Weighted Average

Useful
Lives (in years)
Customer relationships and lists $
47
9
Trademarks / Tradenames
18
7
Product development
124
10
Total $
189
The pro forma financial information has not been presented because the impact of the Biotech Dental acquisition
was immaterial to our condensed consolidated financial statements.
Other 2023 Acquisitions
During the year ended December 30, 2023, in addition to those noted above,

we acquired companies within the
health care distribution and technology and value-added services segments.

Our acquired ownership interest ranged
between
51
% to
100
%.

During the quarter ended March 30, 2024, we recorded an

adjustment of $
15

million,
within the selling, general and administrative line in our condensed consolidated statements of income, representing
a change in the fair value of contingent consideration related to a 2023 acquisition.
During the three months ended March 30, 2024 we completed accounting for certain acquisitions that occurred in
the year ended December 30, 2023.

In relation to these acquisitions, we did not record material adjustments in our
condensed consolidated financial statements relating to changes in estimated values of assets acquired, liabilities
assumed and contingent consideration assets and liabilities.
The pro forma financial information for our 2023 acquisitions has not been presented because the impact of the
acquisitions was immaterial to our condensed consolidated

financial statements.
Acquisition Costs
During the three months ended March 30, 2024 and April 1, 2023 we incurred $
2

million and $
7

million in
acquisition costs, which are included in “selling, general and administrative”

within our condensed consolidated
statements of income.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
16
Note 7 – Fair Value Measurements
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

Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
based on Level 3 inputs within the fair value hierarchy, and as of March 30, 2024 and December 30, 2023 was
estimated at $
2,377

million and $
2,351

million, respectively.

Factors that we considered when estimating the fair
value of our debt include market conditions, such as interest rates and credit spreads.
Derivative contracts
Derivative contracts are valued using quoted market prices and significant other observable inputs.

Our derivative
instruments primarily include foreign currency forward agreements, forecasted inventory purchase commitments,
foreign currency forward contracts, interest rate swaps and total return swaps.
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
Note 13 – Redeemable Noncontrolling
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

March 30, 2024 and December 30,
2023:

March 30, 2024
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
1
$
-
$
1
Derivative contracts undesignated
-
2
-
2
Total return

swap
-
1
-
1
Total assets $
-
$
4
$
-
$
4
Liabilities:
Derivative contracts designated as hedges $
-
$
1
$
-
$
1
Derivative contracts undesignated
-
1
-
1
Total liabilities $
-
$
2
$
-
$
2
Redeemable noncontrolling interests $
-
$
-
$
798
$
798
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
18
Note 8 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:

March 30, December 30,
2024 2023
Revolving credit agreement $
50
$
200
Other short-term bank credit lines
214
64
Total $
264
$
264
Revolving Credit Agreement
On
August 20, 2021
, we entered a $
1.0

billion revolving credit agreement (the “Revolving Credit Agreement”)
which was subsequently amended and restated on
July 11, 2023

to extend the maturity date to
July 11, 2028

and
update the interest rate provisions to reflect the current market approach for a multicurrency facility.

The interest
rate on this revolving credit facility is based on Term Secured Overnight Financing Rate (“Term SOFR”) plus a spread based on our leverage ratio at the end of each financial reporting quarter.

As of March 30, 2024 the interest
rate on this revolving credit agreement was
5.32
% plus
1.10
% for a combined rate of
6.42
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

As of March 30, 2024 and December
30, 2023, we had $
50

million and $
200

million in borrowings, respectively under this revolving credit facility.

During the three months ended March 30, 2024, the average outstanding balance under the Revolving Credit
Agreement was approximately $
100

million.

As of March 30, 2024 and December 30, 2023, there were $
10
million and $
10

million of letters of credit, respectively, provided to third parties under this Revolving Credit
Agreement.
Other Short-Term Bank Credit

Lines
As of March 30, 2024 and December 30, 2023, we had various other short-term bank credit lines available, in
various currencies, with a maximum borrowing capacity of $
383

million and $
368

million, respectively.

As of
March 30, 2024 and December 30, 2023, $
214

million and $
64

million, respectively, were outstanding.

During the
three months ended March 30, 2024, the average outstanding balances under our various other short-term bank
credit lines was approximately $
96

million.

At March 30, 2024 and December 30, 2023, borrowings under

other
short-term bank credit lines had weighted average interest rates of
6.08
% and
6.02
%, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
19
Long-term debt
Long-term debt consisted of the following:

March 30, December 30,
2024 2023
Private placement facilities $
1,024
$
1,074
Term loan
736
741
U.S. trade accounts receivable securitization
300
210
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2030 at interest rates
from
0.00
% to
9.42
% at March 30, 2024 and
from
0.00
% to
9.42
% at December 30, 2023
46
54
Finance lease obligations
7
8
Total
2,113
2,087
Less current maturities
(103)
(150)
Total long-term debt $
2,010
$
1,937

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
3.66
%, as of March 30, 2024 are presented in the following table:

Amount of
Date of Borrowing
Borrowing

Borrowing Outstanding Rate Due Date
December 24, 2012 $
50
3.00
% December 24, 2024
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
1,024

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

As
of March 30, 2024, the borrowings outstanding under this term loan were

$
736

million.

At March 30, 2024, the
interest rate under the Term Credit Agreement was

5.32
% plus

1.47
% for a combined rate of

6.79
%.

As of
December 30, 2023, the borrowings outstanding under this term loan were

$
741

million.

At December 30, 2023,
the interest rate under the Term Credit Agreement was
5.36
% plus
1.35
% for a combined rate of
6.71
%.

However,
we have a hedge in place that ultimately creates an effective fixed rate of
5.91
% and
5.79
% at March 30, 2024 and
December 30, 2023, respectively.

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
$
450

million with
two

banks as agents, and expires on
December 15, 2025
.
As of March 30, 2024 and December 30, 2023, the borrowings outstanding under this securitization facility were
$
300

million and $
210

million, respectively.

At March 30, 2024, the interest rate on borrowings under

this facility
was based on the asset-backed commercial paper rate of
5.47
% plus
0.75
%, for a combined rate of
6.22
%.

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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
21
Note 9 – Income Taxes

For the three months ended March 30, 2024 our effective tax rate was
25.6
%, compared to
23.8
% for the prior year
period.

The difference between our effective tax rate and the federal statutory tax rate primarily relates to state and
foreign income taxes and interest expense.
The Organization of Economic Co-Operation and Development (OECD) issued technical and administrative
guidance on Pillar Two Model Rules in December 2021, which provides for a global minimum tax rate on the earnings of large multinational businesses on a country-by-country basis.

Effective January 1, 2024, the minimum
global tax rate is 15% for various jurisdictions pursuant to the Pillar Two framework.

Future tax reform resulting
from these developments may result in changes to long-standing tax principles,

which may adversely impact our
effective tax rate going forward or result in higher cash tax liabilities.

As of March 30, 2024, the impact of the
Pillar Two Rules to our financial statements was immaterial.

As we operate in jurisdictions which have adopted
Pillar Two,

we are continuing to analyze the implications to effectively manage the impact for 2024 and beyond.
The total amount of unrecognized tax benefits, which are included in

“other liabilities” within our condensed
consolidated balance sheets, as of March 30, 2024 and December 30, 2023, was

$
113

million and $
115

million,
respectively, of which $
106

million and $
107

million, respectively, would affect the effective tax rate if recognized.

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
examination.
The amount of tax interest expense included as a component of the provision for taxes was $
1

million and $
1
million for the three months ended March 30, 2024 and April 1, 2023,

respectively.

The total amount of accrued
interest is included in “other liabilities,” and was $
17

million as of March 30, 2024 and $
16

million as of December
30, 2023.

The amount of penalties accrued for during the periods presented were not material to our condensed
consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
22
Note 10 – Plan of Restructuring
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
During the three months ended March 30, 2024 and April 1, 2023, we recorded restructuring costs of $
10

million
and $
30

million, respectively.

The restructuring costs for these periods primarily related to severance

and
employee-related costs, accelerated amortization of right-of-use lease assets and fixed assets, and other lease exit
costs.

Restructuring costs recorded for the three months ended March 30, 2024 and April 1, 2023, consisted of the
following:

Three Months Ended March 30, 2024
Health Care
Distribution
Technology

and
Value-Added
Services Total
Severance and employee-related costs $
6
$
1
$
7
Accelerated depreciation and amortization
1
-
1
Exit and other related costs
2
-
2
Total restructuring

costs
$
9
$
1
$
10
Three Months Ended April 1, 2023
Health Care
Distribution
Technology

and
Value-Added
Services Total
Severance and employee-related costs $
17
$
3
$
20
Accelerated depreciation and amortization
7
-
7
Exit and other related costs
1
1
2
Loss on disposal of a business
1
-
1
Total restructuring

costs
$
26
$
4
$
30
The following table summarizes,

by reportable segment, the activity related to the liabilities associated with our
restructuring initiatives

for the three months ended March 30, 2024.

The remaining accrued balance of
restructuring costs as of March 30, 2024, which primarily relates to severance and employee-related costs, is
included in accrued expenses: other within our condensed consolidated balance sheets.

Liabilities related to exited
leased facilities are recorded within our current and non-current operating lease liabilities within our condensed
consolidated balance sheets.

Technology

and
Health Care Value-Added
Distribution Services Total
Balance, December 30, 2023 $
22
$
1
$
23
Restructuring costs
9
1
10
Non-cash accelerated depreciation and amortization
(1)
-
(1)
Cash payments and other adjustments
(11)
(1)
(12)
Balance, March 30, 2024 $
19
$
1
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
Eastern District of New York (“EDNY”), Case No. 24-cv-387 (the “Cruz-Bermudez Action”), based on the
October 2023 cyber incident described in
Note 3 – Cyber Incident
.

On January 26, 2024, a second putative class
action was filed against the Company based on the cyber incident, also in the EDNY,

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

On March
22, 2024, plaintiffs voluntarily withdrew two of their five causes of action.

On April 8, 2024, the court denied the
Company’s motion to dismiss the remaining claims.

The case remains pending.

We intend to defend ourselves
vigorously against this action.
Henry Schein, Inc. and its affiliate, North American Rescue, LLC (“NAR”), have been named as defendants in a
qui tam lawsuit brought under the federal False Claims Act (“FCA”), in an action entitled
Russ and Murphy ex rel.
United States v. North American Rescue, LLC et al.
; Case No. 21-cv-04238, filed in the United States District

Court
for the Eastern District of Pennsylvania.

The case was filed under seal in 2021 by two relators (Corey

Russ and
Chris Murphy) who worked for one of NAR’s competitors.

Relators also name C-A-T Resources, LLC (“CAT-R”)
as a defendant.

CAT

-R manufactures one of the products at issue in the case (the combat application tourniquet, or

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
24
“CAT”).

After the Department of Justice declined to intervene, the case was unsealed,

and Relators filed their first
amended complaint in November 2023.

In response to motions to dismiss filed by Henry Schein, NAR and CAT-
R, Relators requested and obtained leave to file their Second Amended

Complaint on April 24, 2024.

Relators’
FCA claims are based on allegations that NAR and Henry Schein made false representations and certifications in
connection with, and sold and submitted false claims for payment to the federal government for, various medical
products that Relators contend violated certain “Buy American”

laws (e.g., the Berry Amendment and Trade
Agreements Act of 1979) and/or were not properly sterilized as noted

on the products’ packaging, and thus
misbranded.

These products include the CAT,

syringes, compressed gauze, tracheostomy kits, hypothermia
blankets, eye, ear, nose and throat kits, and trauma dressing.

Relators allege Henry Schein controlled and
supervised NAR’s alleged misconduct for a period of time.

Relators seek three times the amount of damages to be
proved at trial, statutory civil penalties, reasonable expenses, attorneys’

fees and costs, and prejudgment
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
As of March 30, 2024, we had accrued our best estimate of potential losses relating to claims that were probable to
result in liability and for which we were able to reasonably estimate a loss.

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
(“RSUs”) with the exception of our 2021 plan year in which non-qualified stock options were issued in place of
performance-based RSUs and in 2022, when we granted time-based and performance-based RSUs, as well as non-
qualified stock options.

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

With respect to the performance-based RSUs granted under our 2020 Stock Incentive Plan, such performance measurement adjustments relate to significant events, including,

without limitation, acquisitions,
divestitures, new business ventures, certain capital transactions (including share repurchases), differences in
budgeted average outstanding shares (other than those resulting from capital transactions referred to above),
restructuring costs, if any, amortization expense recorded for acquisition-related intangible assets (solely with respect to performance-based RSUs granted in the 2023 and 2024 plan years),

certain litigation settlements or
payments, if any, changes in accounting principles or in applicable laws or regulations, changes in income tax rates in certain markets, foreign exchange fluctuations, the financial impact either positive or negative, of the difference
in projected earnings generated by COVID-19 test kits (solely with respect to performance-based RSUs granted in
the 2022 and 2023 plan years) and impairment charges (solely with respect to performance-based

RSUs granted in
the 2023 and 2024 plan years), and unforeseen events or circumstances affecting us.
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

During the three months ended March 30, 2024, we did
no
t grant any stock options.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
26

Our condensed consolidated statements of income reflect pre-tax share-based compensation expense of $
8

million
and $
10

million for the three months ended March 30, 2024 and April 1, 2023.
Total unrecognized compensation cost related to unvested awards as of March 30, 2024 was $
120

million, which is
expected to be recognized over a weighted-average period of approximately
2.7

years.
Our condensed consolidated statements of cash flows present our stock-based compensation expense as a
reconciling adjustment between net income and net cash provided by operating activities for all periods presented.

There were no cash benefits associated with tax deductions in excess of recognized compensation for the three
months ended March 30, 2024 and April 1, 2023.

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

The
six -
year expected life of the options was determined using the simplified method for estimating the expected term as
permitted under Staff Accounting Bulletin Topic 14.
The following table summarizes the stock option activity for the three months ended March 30, 2024:

Stock Options
Weighted Average Weighted Average Aggregate
Exercise Remaining Contractual

Intrinsic
Shares Price Life (in years)

Value
Outstanding at beginning of period
1,078,459
$
71.46
Granted -

-

Exercised
(21,570)
62.71
Forfeited
(897)
82.62
Outstanding at end of period
1,055,992
$
71.63
7.3
$
8
Options exercisable at end of period
908,836
$
69.49

Weighted Average Weighted Average Aggregate
Number of Exercise Remaining Contractual Intrinsic
Options Price Life (in years) Value
Expected to vest
147,110
$
84.84
8.0
$
-
The following tables summarize the activity of our unvested RSUs for the three months ended March 30, 2024:

Time-Based Restricted Stock Units Performance-Based Restricted Stock Units
Weighted Weighted
Average Intrinsic Average Intrinsic
Grant Date Fair Value Grant Date Fair Value
Shares/Units Value Per Share Per Share Shares/Units Value Per Share Per Share
Outstanding at beginning of period
1,655,393
$
70.34
208,742
$
78.02
Granted
432,350
76.56
450,333
76.81
Vested
(307,839)
62.51
(6,432)
63.01
Forfeited
(6,021)
81.48
(6,431)
83.07
Outstanding at end of period
1,773,883
$
73.19
$
75.52
646,212
$
75.68
$
75.52

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

The components of the change in the redeemable noncontrolling interests for the three months ended March 30, 2024 and the year ended December

30, 2023 are presented in the
following table:

March 30, December 30,
2024 2023
Balance, beginning of period $
864
$
576
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(94)
(19)
Increase in redeemable noncontrolling interests due to business acquisitions
-
326
Net income attributable to redeemable noncontrolling interests
2
6
Distributions declared, net of capital contributions
(6)
(19)
Effect of foreign currency translation gain (loss) attributable to redeemable noncontrolling interests
(10)
5
Change in fair value of redeemable securities
42
(11)
Balance, end of period $
798
$
864

Note 14 – Comprehensive Income
Comprehensive income includes certain gains and losses that, under U.S.

GAAP,

are excluded from net income and
are recorded directly to stockholders’ equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

March 30, December 30,
2024 2023
Attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment $
(42)
$
(32)
Attributable to noncontrolling interests:
Foreign currency translation adjustment $
(1)
$
(1)
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(232)
$
(188)
Unrealized loss from hedging activities
(2)
(13)
Pension adjustment loss
(5)
(5)
Accumulated other comprehensive loss $
(239)
$
(206)
Total Accumulated

other comprehensive loss
$
(282)
$
(239)

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)

(unaudited
)
28
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

Three Months Ended
March 30, April 1,
2024 2023
Net income $
98
$
128
Foreign currency translation gain (loss)
(54)
25
Tax effect
-
-
Foreign currency translation gain (loss)
(54)
25
Unrealized gain (loss) from hedging activities
15
(4)
Tax effect
(4)
1
Unrealized gain (loss) from hedging activities
11
(3)
Comprehensive income $
55
$
150
Our financial statements are denominated in U.S. Dollars.

Fluctuations in the value of foreign currencies as
compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The foreign currency
translation gain (loss) during the three months ended March 30, 2024 and three months ended April 1, 2023 was
primarily due to changes in foreign currency exchange rates of the Euro,

Brazilian Real, British Pound, Australian
Dollar, Swiss Franc and Canadian Dollar.
The hedging gain (loss) during the three months ended March 30, 2024, and

April 1, 2023 was attributable to a net
investment hedge.
The following table summarizes our total comprehensive income, net of applicable taxes as follows:

Three Months Ended
March 30, April 1,
2024 2023
Comprehensive income attributable to
Henry Schein, Inc. $
60
$
141
Comprehensive income attributable to
noncontrolling interests
3
3
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests
(8)
6
Comprehensive income $
55
$
150

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

Three Months Ended
March 30, April 1,
2024 2023
Basic
128,720,661
131,365,789
Effect of dilutive securities:
Stock options and restricted stock units
1,048,919
1,674,097
Diluted
129,769,580
133,039,886
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:

Three Months Ended
March 30, April 1,
2024 2023
Stock options
419,139
422,190
Restricted stock units
245,667
18,305
Total anti-dilutive

securities excluded from earnings per share computation
664,806
440,495
Note 16 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Three Months Ended
March 30, April 1,
2024 2023
Interest $
26
$
13
Income taxes
21
21
For the three months ended March 30, 2024 and April 1, 2023, we had $
15

million and $
(4)

million of non-cash net
unrealized gains (losses) related to hedging activities, respectively.

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

During the three
months ended March 30, 2024 and April 1, 2023, we recorded $
8

million and $
8

million, respectively, in
connection with costs related to this royalty agreement.

As of March 30, 2024 and December 30, 2023, Henry
Schein One, LLC had a net payable balance to Internet Brands of $
3

million and $
1

million, respectively,
comprised of amounts related to results of operations and the royalty agreement.

The components of this payable
are recorded within accrued expenses: other within our condensed consolidated balance sheets.
We have interests in entities that we account for under the equity accounting method.

In our normal course of
business, during the three months ended March 30, 2024 and April 1, 2023,

we recorded net sales of $
12

million
and $
8

million respectively, to such entities.

During the three months ended March 30, 2024 and April 1, 2023,

we
purchased $
3

million and $
2

million respectively, from such entities.

At March 30, 2024 and December 30, 2023,
we had an aggregate $
31

million and $
32

million, respectively, due from our equity affiliates, and $
6

million and
$
5

million, respectively, due to our equity affiliates.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

These
leases are classified as operating leases and have a remaining lease term ranging from less than
one month

to
17
years.

As of March 30, 2024, current and non-current liabilities

associated with related party operating leases were
$
5

million and $
22

million, respectively.

At March 30, 2024 related party leases represented
6.7
% and
8.2
% of the
total current and non-current operating lease liabilities, respectively.

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

Where You

Can Find Important Information
We may disclose important information through one or more of the following channels: SEC filings, public conference calls and webcasts, press releases, the investor relations page of our website (www.henryschein.com)
and the social media channels identified on the About Media Center page of our website.
Recent Developments
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
assumptions.
Cyber Incident
In October 2023 Henry Schein experienced a cyber incident that primarily affected the operations of our North
American and European dental and medical distribution businesses.

Henry Schein One, our practice management
software, revenue cycle management and patient relationship management solutions business, was not affected, and
our manufacturing businesses were mostly unaffected.

On November 22, 2023, we experienced a disruption of our
ecommerce platform and related applications, which has since been remediated.
During the three months ended March 30, 2024, we continued

to experience a residual impact of the cyber events
noted above relating primarily to decreased sales to episodic customers (customers that had generally registered a
less continuous level of demand pre-incident).

We have a number of programs planned and underway focused on re-establishing these customers.
We maintain cyber insurance, subject to certain retentions and policy limitations.

With respect to the October 2023
cyber incident, we have a $60 million insurance policy, following a $5 million retention.

Executive-Level Overview
Henry Schein, Inc. is a solutions company for health care professionals powered by a network of people and
technology.

We believe we are the world’s largest provider of health care products and services primarily to office-
based dental and medical practitioners, as well as alternate sites of care.

We serve more than one million customers
worldwide including dental practitioners, laboratories, physician practices and ambulatory surgery centers, as well
as government, institutional health care clinics and other alternate care clinics.

We believe that we have a strong
brand identity due to our more than 91 years of experience distributing health care products.
We are headquartered in Melville, New York,

employ approximately 25,000 people (of which approximately
13,000 are based outside of the United States) and have operations or affiliates in 33 countries and territories.

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
institutions.

Our medical businesses serve physician offices, urgent care centers, ambulatory care sites,

emergency
medical technicians, dialysis centers, home health, federal and state governments and large enterprises, such as
group practices, and integrated delivery networks, among other providers across a wide range of specialties.

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

PPE products, vitamins and
orthopedic implants.

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
According to the U.S. Census Bureau’s International Database, between 2024 and 2034, the 45 and older
population is expected to grow by approximately 11%.

Between 2024 and 2044, this age group is expected to grow
by approximately 20%.

This compares with expected total U.S. population growth

rates of approximately 6%
between 2024 and 2034

and approximately 11% between 2024 and 2044.
According to the U.S. Census Bureau’s International Database, in 2024

there are approximately seven million
Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care
services.

By the year 2050, that number is projected to nearly triple to approximately

19 million.

The population
aged 65 to 84 years is projected to increase by approximately 20% during the same period.
As a result of these market dynamics, annual expenditures for health care services continue to increase in the
United States.

We believe that demand for our products and services will grow while continuing to be impacted by current and future operating, economic, and industry conditions.

The Centers for Medicare and Medicaid Services
(“CMS”) published “National Health Expenditure Data” indicating that total national health care spending reached
approximately $4.5 trillion in 2022, or 17.3% of the nation’s gross domestic product, the benchmark measure for
annual production of goods and services in the United States.

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
Certain of our businesses are subject to various additional federal, state,

local and foreign laws and regulations,
including with respect to the sale, transportation, importation, storage, handling and disposal of hazardous or
potentially hazardous substances; “forever chemicals” such as per-and polyfluoroalkyl substances; amalgam bans;
pricing disclosures; supply chain transparency around labor practices; and safe working conditions.

In addition,
activities to control medical costs, including laws and regulations lowering reimbursement rates for

pharmaceuticals, medical devices, medical supplies and/or medical treatments or services, are ongoing.

CMS
recently released the 2024 durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”)
reimbursement schedule, which, effective January 1, 2024, reduced the DMEPOS reimbursement rates for non-
rural suppliers, such as us, by removing the Coronavirus Aid, Relief,

and Economic Security (aka CARES) Act
relief rates in effect during the COVID-19 pandemic.

This and other laws and regulations are subject to change and their evolving implementation may impact our operations and our financial performance.
Our businesses are generally subject to numerous laws and regulations that could impact our financial performance,
and failure to comply with such laws or regulations could have a material adverse effect on our business.
A more detailed discussion of governmental laws and regulations is included in Management’s Discussion &
Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the
fiscal year ended December 30, 2023, filed with the SEC on February 28, 2024.
Results of Operations
The following tables summarize the significant components of our operating results and cash flows for the three
months ended March 30, 2024 and April 1, 2023:
Three Months Ended
March 30, April 1,
2024 2023
Operating results:
Net sales $ 3,172 $ 3,060
Cost of sales 2,160 2,094
Gross profit 1,012 966
Operating expenses:
Selling, general and administrative 791 717
Depreciation and amortization 61 44
Restructuring costs 10 30
Operating income $ 150 $ 175
Other expense, net $ (23) $ (12)
Net income 98 128
Net income attributable to Henry Schein, Inc. 93 121
Three Months Ended
March 30, April 1,
2024 2023
Cash flows:
Net cash provided by operating activities $ 197 $ 27
Net cash used in investing activities (72) (39)
Net cash provided by (used in) financing activities (151) 21

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
During the three months ended March 30, 2024 and April 1, 2023, we recorded restructuring costs of $10 million
and $30 million, respectively.

The restructuring costs for these periods primarily related to severance

and
employee-related costs, accelerated amortization of right-of-use lease assets and fixed assets, and other lease exit
costs.

Three Months Ended March 30, 2024 Compared to Three Months Ended April 1, 2023
Note: Percentages for Net Sales; Gross Profit; Operating Expenses; Other Expense,

Net; and Income Taxes are
based on actual values and may not recalculate due to rounding.
Net Sales
Net sales were as follows:
March 30, % of April 1, % of Increase
2024 Total 2023 Total $ %
Health care distribution
(1)
Dental $ 1,914 60.3% $ 1,898 62.0% $ 16 0.8%
Medical 1,041 32.9 971 31.8 70 7.3

Total health care distribution
2,955 93.2 2,869 93.8 86 3.0
Technology and value-added services
(2)
217 6.8 191 6.2 26 13.8
Total $ 3,172 100.0% $ 3,060 100.0% $ 112 3.7%
The components of our sales growth were as follows:
Total Local
Currency
Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Currency Growth
Local Internal
Growth
Acquisition
Growth
Health care distribution (1)
Dental Merchandise (3.7) % 3.8% 0.1% 0.7% 0.8%
Dental Equipment 0.2 - 0.2 0.6 0.8
Total Dental (2.9) 3.0 0.1 0.7 0.8
Medical (0.7) 8.0 7.3 - 7.3
Total Health Care Distribution (2.1) 4.6 2.5 0.5 3.0
Technology and value-added services (2) 3.2 10.2 13.4 0.4 13.8
Total (1.8) % 5.0% 3.2% 0.5% 3.7%
(1) Consists of consumable products, dental specialty products (including implant, orthodontic and endodontic products), small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, PPE products, vitamins, and orthopedic implants.
(2) Consists of practice management software and other value-added products, which are distributed primarily to health care providers, practice consultancy, education, revenue cycle management and financial services on a non-recourse basis, e-services, continuing education services for practitioners, practice technology, network and hardware services, and other services.
Global Sales
Global net sales for the three months ended March 30, 2024 increased 3.7%.

The components of our sales growth
are presented in the table above.
The 1.8% decrease in our internally generated local currency sales was primarily attributable to the residual impact
of the cyber incident related to decreased sales to episodic customers

(customers that had generally registered a less
continuous level of demand pre-incident) and lower sales of PPE products and

COVID-19 test kits.

For the three
months ended March 30, 2024, the estimated decrease in internally generated local currency sales, excluding PPE
products and COVID-19 test kits, was 1.2%.
We estimate that sales of PPE products and COVID-19 test kits were approximately $181 million and $201 million for the three months ended March 30, 2024 and April 1, 2023, respectively, representing an estimated decrease of
$20 million, or 10.0% versus the prior year, with the $20 million net decrease year-over-year representing 0.6% of global net sales for the three months ended March 30, 2024.

Dental
Dental net sales for the three months ended March 30, 2024 increased 0.8%.

The components of our sales growth
are presented in the table above.

The increase in local currency sales was attributable to the acquisitions of

Biotech Dental and S.I.N. during the year
ended December 30, 2023.

The decrease in internally generated local currency sales for dental merchandise was
primarily attributable to the residual impact of the cyber incident.

Our sales increase in internally generated local
currency for dental equipment was primarily attributable to some sales shifting into the first quarter of 2024 due to
the delay of equipment installations during the fourth quarter of 2023 resulting from the impact of the cyber
incident.
We estimate that sales of PPE products were approximately $79 million and $92 million for the three months ended
March 30, 2024 and April 1, 2023, respectively, representing an estimated decrease of $13 million, or 14.5% versus the prior year, with the $13 million net decrease year-over-year representing 0.7% of dental net sales for the three
months ended March 30, 2024.

The decrease in sales of PPE products is primarily due to lower market prices and
reduced demand following the cyber incident.

The estimated decrease in internally generated local currency sales,
excluding PPE products,

was 2.2%.

Medical
Medical net sales for the three months ended March 30, 2024 increased

7.3%.

The components of our sales growth
are presented in the table above.

The increase in local currency sales was attributable to the acquisition of Shield
Healthcare during the year ended December 30, 2023.

The internally generated local currency decrease in medical
sales is primarily attributable to the residual impact of the cyber incident as well as the conversion of certain
pharmaceutical product sales to lower priced

generics, partially offset by strong sales of point-of-care diagnostics including flu and multi-assay flu/COVID combination tests.
We estimate that sales of PPE products and COVID-19 test kits were approximately $102 million and $109 million for the three months ended March 30, 2024 and April 1, 2023, respectively, representing an estimated decrease of
$7 million, or 6.2% versus the prior year, with the $7 million net decrease year-over-year representing 0.6%

of
medical net sales for the three months ended March 30, 2024.

The decrease in sales of these products is primarily
due to lower market prices of PPE products.

The estimated increase in internally generated local currency sales,
excluding PPE products and COVID-19 test kits, was 0.1%.
Technology and value-added services
Technology and value-added services net sales for the three months ended March 30, 2024 increased 13.8%.

The
components of our sales growth are presented in the table above.

The internally generated local currency increase
in technology and value-added services sales is primarily attributable to a continued increase in the number of
cloud-based users of our practice management software and an increase in revenue cycle management services.

We
also experienced increased demand for our revenue cycle management solutions and our analytical products.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
March 30, Gross April 1, Gross Increase
2024 Margin % 2023 Margin % $ %
Health care distribution $ 867 29.3% $ 837 29.2% $ 30 3.5%
Technology and value-added services 145 66.8 129 67.4 16 12.7
Total $ 1,012 31.9 $ 966 31.6 $ 46 4.7

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

Health care distribution gross profit for the three months ended March

30, 2024 increased compared to the prior-
year-period due to gross profit from acquisitions and gross margin expansion as a result of a favorable impact of
sales mix of higher-margin products, partially offset by the decrease in sales resulting from the residual impact of
the cyber incident and a reduction in sales of PPE products and COVID-19 test kits.
Technology and value-added services gross profit increased as a result of a higher gross profit from internally generated sales and gross profit from acquisitions.

The slight decrease in gross margin rates was primarily due to amortization expense.
Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring costs) by segment and in total were as follows:
% of % of
March 30, Respective April 1, Respective Increase
2024 Net Sales 2023 Net Sales $ %
Health care distribution $ 741 25.1% $ 692 24.1% $ 49 7.0%
Technology and value-added services 121 55.8 99 51.6 22 23.1
Total

$ 862 27.2 $ 791 25.8 $ 71 9.0
The net increase in operating expenses is attributable to the following:
Operating Costs Restructuring Costs Acquisitions Total
Health care distribution $ 43 $ (17) $ 23 $ 49
Technology and value-added services (6) (3) 31 22
Total $ 37 $ (20) $ 54 $ 71
The increase in operating costs during the three months ended March 30, 2024 includes increases in payroll and
payroll related costs, travel, and convention expenses in both of our reportable segments and increased acquisition
expenses in our healthcare distribution segment and an increase in accrued contingent consideration related to a
2023 acquisition in our technology and value-added services segment.

During the three months ended March 30,
2024, we also incurred $5 million of expenses directly related to the cyber incident, mostly consisting of
professional fees.

Other Expense, Net
Other expense, net was as follows:
March 30, April 1, Variance
2024 2023 $ %
Interest income $ 5 $ 3 $ 2 127.1%
Interest expense (30) (14) (16) (114.8)
Other, net 2 (1) 3 (363.5)
Other expense, net $ (23) $ (12) $ (11) (81.5)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings and increased interest rates.
Income Taxes
Our effective tax rate was 25.6% for the three months ended March 30, 2024 compared to 23.8% for the prior year
period.

The difference between our effective and federal statutory tax rates primarily relates to state and foreign
income taxes and interest expense.
The Organization of Economic Co-Operation and Development (OECD) issued technical and administrative
guidance on Pillar Two Model Rules in December 2021, which provides for a global minimum tax rate on the earnings of large multinational businesses on a country-by-country basis.

Effective January 1, 2024, the minimum
global tax rate is 15% for various jurisdictions pursuant to the Pillar Two framework.

Future tax reform resulting
from these developments may result in changes to long-standing tax principles,

which may adversely impact our
effective tax rate going forward or result in higher cash tax liabilities.

As of March 30, 2024, the impact of the
Pillar Two Rules to our financial statements was immaterial.

As we operate in jurisdictions which have adopted
Pillar Two, we are continuing to analyze the implications to effectively manage the impact for 2024 and beyond.

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
Net cash provided by operating activities was $197 million for the three months ended March 30, 2024, compared
to net cash provided by operating activities of $27 million for the prior year.

The net change of $170 million was
primarily attributable to changes in working capital accounts, primarily accounts receivable and accounts payable
and accrued expenses; and lower cash net income.

During the quarter ended March 30, 2024, the cyber incident
had several residual impacts to the operating cash flows from our working capital, net of acquisitions, including an
increase in operating cash flows from accounts receivable due to improved collection levels and decreased cash
flows from accounts payable and accrued expenses resulting from previously delayed payments.
Net cash used in investing activities was $72 million for the three months ended March 30, 2024, compared to net
cash used in investing activities of $39 million for the prior year.

The net change of $33 million was primarily
attributable to increased payments for equity investments and business acquisitions,

and increased purchases of
fixed assets resulting from our continued investment in our facilities and operations.
Net cash used in financing activities was $151 million for the three months ended March 30, 2024, compared to net
cash provided by financing activities of $21 million for the prior year.

The net change of $172 million was
primarily due to increased net borrowings from debt to finance our investments and increased acquisitions of
noncontrolling interests in subsidiaries, partially offset by decreased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources:
March 30, December 30,
2024 2023
Cash and cash equivalents

$ 159 $ 171
Working

capital

(1)
1,744 1,805
Debt:
Bank credit lines

$ 264 $ 264
Current maturities of long-term debt

103 150
Long-term debt

2,010 1,937
Total debt

$ 2,377 $ 2,351
Leases:
Current operating lease liabilities $ 75 $ 80
Non-current operating lease liabilities 266 310
(1) Includes $497 million and $284 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at March 30, 2024 and December 30, 2023, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations increased to 50.4 days as of March 30, 2024 from
43.4 days as of April 1, 2023, which was primarily attributable to the impact of the cyber incident.

During the three
months ended March 30, 2024, we wrote off approximately $2 million of fully reserved accounts receivable against
our trade receivable reserve.

Our inventory turns from operations increased to 4.9 as of March 30, 2024 from 4.3 as
of April 1, 2023.

Our working capital accounts may be impacted by current and

future economic conditions.
Leases
We
have operating and finance leases for corporate offices, office space, distribution and other facilities,

vehicles
and certain equipment.

Our leases have remaining terms of less than one month

to approximately 17 years, some of
which may include options to extend the leases for up to 15 years.

As of March 30, 2024, our right-of-use assets
related to operating leases were $314 million and our current and non-current operating lease liabilities were $75
million and $266 million, respectively.
Stock Repurchases
On February 8, 2023, our Board of Directors authorized the repurchase of up to an additional $400 million in shares
of our common stock.
From March 3, 2003 through March 30, 2024, we repurchased $4.8 billion,

or 91,393,533 shares, under our
common stock repurchase programs, with $190 million available as of March 30, 2024 for future common stock
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

As of March 30, 2024 and April 1, 2023, our balance for

redeemable noncontrolling
interests was $798 million and $864 million, respectively.

Please see
Note 13 – Redeemable Noncontrolling
Interests

for further information.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in Item
7 of our Annual Report on Form 10-K for the year ended December 30, 2023.
Accounting Standards Update
For a discussion of accounting standards updates that have been adopted or will be adopted, see
Note 2 - Significant
Accounting Policies and Recently Issued Accounting Standards

of the Notes to the Condensed Consolidated
Financial Statements included under Item 1.
ITEM 3.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual
Report on Form 10-K for the year ended December 30, 2023.
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

30, 2024, to ensure that all
material information required to be disclosed by us in reports that we file or submit under the Exchange Act is
accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and
that all such information is recorded, processed, summarized and reported within the time periods specified in the
SEC’s rules and forms, and the rules of the Nasdaq stock exchange.
Changes in Internal Control over Financial Reporting
The combination of continued acquisition integrations and systems implementation activity undertaken during the
quarter and carried over from prior quarters when considered in the aggregate,

represents a material change in our
internal control over financial reporting.
During the quarter ended March 30, 2024, post-acquisition integration related activities continued for our medical
and dental businesses acquired during prior quarters.

These acquisitions, the majority of which utilize separate
information and financial accounting systems, have been included in our condensed consolidated financial
statements since their respective dates of acquisition.

In addition, we completed systems implementation activities related to a new ERP system for two of our dental
businesses in Brazil.

Finally, we continued systems implementation activities in the US for two of our dental businesses.
All continued acquisition integrations and systems implementation activity involve necessary and appropriate
change-management controls that are considered in our quarterly assessment of the design and operating
effectiveness of our internal control over financial reporting.
The deficiencies in internal control over financial reporting identified as of December 30, 2023 at the application
control level related to logical and user access management and segregation of duties have been the subject of
ongoing review and the development and implementation of specific remediation action plans, including the testing
and validation of control operating effectiveness, which is expected to be completed prior to year-end.

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
Form 10-K for the year ended December 30, 2023.
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
repurchased under this program.
As of March 30, 2024, we had repurchased approximately $4.8 billion of common stock (91,393,533 shares) under
these initiatives, with $190 million available for future common stock share repurchases.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended March 30, 2024:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
12/31/2023 through 2/3/2024 478,429
$
74.28 478,429 3,012,674
2/4/2024 through 3/2/2024 464,966 75.75 464,966 2,525,517
3/3/2024 through 3/30/2024 55,333 76.57 55,333 2,514,895
998,728 998,728
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

ITEM 5.

OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended March 30, 2024, (i)
Michael S. Ettinger
, the Company’s
Executive Vice President
and Chief Operating Officer
, and (ii)
Walter Siegel
, the Company’s
Senior Vice President and Chief Legal Officer
,
each
adopted

a Rule10b5-1 trading arrangement which is a trading plan for the future sale of securities that is
intended to satisfy the affirmative defense of Exchange Act
Rule
10b5
-1(c), as well as the requirements of the
Company’s insider trading policy. Each plan is subject to an initial “cooling off” period during which there may be no transactions between the adoption date and a date that is the later of 90 days or two business days following the
Company’s filing of its next quarterly report on Form 10-Q or Annual Report on form 10-K.

On
March 4, 2024
,
Mr. Ettinger adopted the trading plan to sell a total of
12,240

shares based on limit orders at a specified price, with
a term through
March 4, 2025
.

On
March 7, 2024
, Mr. Siegel adopted the trading plan to sell
4,134

shares based on
a limit order at a specified price, with a term through
March 7, 2025
.
ITEM 6.

EXHIBITS
10.1
Henry Schein, Inc. Incentive Plan and Plan Summary, effective as of January 1,
2024.**+
10.2
Form of 2024 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2020 Stock Incentive Plan (as
amended and restated effective as of May 21, 2020).**+
10.3
Form of 2024 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2020 Stock
Incentive Plan (as amended and restated effective as of May 21, 2020).**+
10.4
Form of 2024 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2023 Non-Employee Director
Stock Incentive Plan (as amended and restated effective as of May 23,
2023).**+
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104
The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended March 30, 2024, formatted in Inline XBRL (included within
Exhibit 101 attachments).+
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
Dated: May 7, 2024