Form 10-Q
period 2024-06-29
HENRY SCHEIN INC
filed 2024-08-06
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly

period ended
June 29, 2024
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
Yes
☐

No
☒

As of July 29, 2024, there were
126,707,799

shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
as of June 29, 2024 and December 30, 2023
3
Condensed Consolidated Statements of Income
for the three and six months ended
June 29, 2024 and July 1, 2023
4
Condensed Consolidated Statements of Comprehensive Income
for the
three and six months ended June 29, 2024 and July 1, 2023
5
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the three months ended
June 29, 2024 and July 1, 2023
6
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the six months ended
June 29, 2024 and July 1, 2023
7
Condensed Consolidated Statements of Cash Flows
for the six months ended
June 29, 2024 and July 1, 2023

8
Notes to Condensed Consolidated Financial Statements
9
Note 1 – Basis of Presentation
9
Note 2 – Significant Accounting Policies and Recently
Issued Accounting Standards
10
Note 3 – Cyber Incident
11
Note 4 – Net Sales from Contracts with Customers
12
Note 5 – Segment Data
13
Note 6 – Business Acquisitions
14
Note 7 – Fair Value Measurements
19
Note 8 – Debt
21
Note 9 – Income Taxes
24
Note 10 – Plans of Restructuring
25
Note 11 – Legal Proceedings
26
Note 12 – Stock-Based Compensation
28
Note 13 – Redeemable Noncontrolling Interests
30
Note 14 – Comprehensive Income
30
Note 15 – Earnings Per Share
32
Note 16 – Supplemental Cash Flow Information
32
Note 17 – Related Party Transactions
33
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
34
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
50
ITEM 4.
Controls and Procedures
51
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
52
ITEM 1A.
Risk Factors
52
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
52
ITEM 5.
Other Information
52
ITEM 6.
Exhibits
53
Signature
54

See accompanying notes.

PART

I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions,

except share data)
June 29, December 30,
2024 2023
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents

$
138
$
171
Accounts receivable, net of allowance for credit losses of $
82

and $
83

(1)
1,559
1,863
Inventories, net of reserves of $
145

and $
192
1,657
1,815
Prepaid expenses and other

587
639
Total current assets

3,941
4,488
Property and equipment, net

518
498
Operating lease right-of-use assets
304
325
Goodwill

3,905
3,875
Other intangibles, net

1,081
916
Investments and other
502
471
Total assets

$
10,251
$
10,573
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable

$
867
$
1,020
Bank credit lines

505
264
Current maturities of long-term debt

106
150
Operating lease liabilities
75
80
Accrued expenses:
Payroll and related

279
332
Taxes

150
137
Other

567
700
Total current liabilities

2,549
2,683
Long-term debt (1)
1,891
1,937
Deferred income taxes

115
54
Operating lease liabilities
261
310
Other liabilities

431
436
Total liabilities

5,247
5,420
Redeemable noncontrolling interests

856
864
Commitments and contingencies

(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
127,080,545

outstanding on June 29, 2024 and
129,247,765

outstanding on December 30, 2023
1
1
Additional paid-in capital
-
-
Retained earnings

3,803
3,860
Accumulated other comprehensive loss

(292)
(206)
Total Henry Schein, Inc. stockholders' equity
3,512
3,655
Noncontrolling interests
636
634
Total stockholders' equity

4,148
4,289
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
10,251
$
10,573
(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”).

At June 29, 2024 and December 30,
2023, includes trade accounts receivable of $
330

million and $
284

million, respectively, and long-term debt of $
195

million and
$
210

million, respectively.

See
Note 1 – Basis of Presentation

for further information.

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME
(in millions,

except share and per share data)
(unaudited)
Three Months Ended Six Months Ended
June 29, July 1, June 29, July 1,
2024 2023 2024 2023
Net sales

$
3,136
$
3,100
$
6,308
$
6,160
Cost of sales

2,118
2,125
4,278
4,219
Gross profit

1,018
975
2,030
1,941
Operating expenses:

Selling, general and administrative

781
707
1,572
1,424
Depreciation and amortization
63
49
124
93
Restructuring costs

15
18
25
48
Operating income

159
201
309
376
Other income (expense):

Interest income

6
3
11
6
Interest expense

(32)
(19)
(62)
(33)
Other, net

(1)
1
1
-
Income before taxes, equity in earnings of affiliates and
noncontrolling interests
132
186
259
349
Income taxes

(33)
(41)
(65)
(80)
Equity in earnings of affiliates, net of tax

6
3
9
7
Net income

105
148
203
276
Less: Net income attributable to noncontrolling interests

(1)
(8)
(6)
(15)
Net income attributable to Henry Schein, Inc.

$
104
$
140
$
197
$
261
Earnings per share attributable to Henry Schein, Inc.:

Basic

$
0.81
$
1.07
$
1.53
$
1.99
Diluted

$
0.80
$
1.06
$
1.52
$
1.97
Weighted-average common

shares outstanding:

Basic

127,784,380
130,905,899
128,252,628
131,136,450
Diluted

128,646,506
131,873,174
129,206,780
132,465,749

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(in millions)

(unaudited)
Three Months Ended Six Months Ended
June 29, July 1, June 29, July 1,
2024 2023 2024 2023
Net income $
105
$
148
$
203
$
276
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)
(62)
3
(116)
28
Unrealized gain (loss) from hedging activities

4
(1)
15
(4)
Other comprehensive income (loss), net of tax
(58)
2
(101)
24
Comprehensive income

47
150
102
300
Comprehensive income attributable to noncontrolling interests:

Net income
(1)
(8)
(6)
(15)
Foreign currency translation loss (gain)
5
1
15
(1)
Comprehensive (income) loss attributable to noncontrolling
interests

4
(7)
9
(16)
Comprehensive income attributable to Henry Schein, Inc.

$
51
$
143
$
111
$
284

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
$
637
$
4,237
Net income (excluding loss of $
3

attributable to Redeemable
noncontrolling interests) - - -
104
-
4
108
Foreign currency translation loss (excluding loss of $
5
attributable to Redeemable noncontrolling interests) - - - -
(57)
-
(57)
Unrealized gain from hedging activities,
net of tax of $
2
- - - -
4
-
4
Distributions to noncontrolling shareholders - - - - -
(5)
(5)
Change in fair value of redeemable securities - -
(39)
- - -
(39)
Noncontrolling interests and adjustments related to
business acquisitions - -
(11)
- - -
(11)
Repurchase and retirement of common stock
(1,415,706)
-
(14)
(87)
- -
(101)
Stock issued upon exercise of stock options
4,301
-
1
- - -
1
Stock-based compensation expense
15,339
-
12
- - -
12
Shares withheld for payroll taxes
(4,298)
-
(1)
- - -
(1)
Transfer of charges in excess of

capital
- -
52
(52)
- -
-
Balance, June 29, 2024
127,080,545
$
1
$
-
$
3,803
$
(292)
$
636
$
4,148
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
4
-
4
Unrealized loss from hedging activities,
including tax benefit of $
1
- - - -
(1)
-
(1)
Distributions to noncontrolling shareholders - - - - -
(27)
(27)
Change in fair value of redeemable securities - -
(17)
- - -
(17)
Noncontrolling interests and adjustments related to
business acquisitions - -
1
- -
(5)
(4)
Repurchase and retirement of common stock
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
Accumulated
Common Stock Additional Other Total
$.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 30, 2023
129,247,765
$
1
$
-
$
3,860
$
(206)
$
634
$
4,289
Net income (excluding loss of $
1

attributable to Redeemable
noncontrolling interests)

- - -
197
-
7
204
Foreign currency translation loss (excluding loss of $
15
attributable to Redeemable noncontrolling interests) - - - -
(101)
-
(101)
Unrealized gain from hedging activities,
net of tax of $
6
- - - -
15
-
15
Distributions to noncontrolling shareholders - - - - -
(5)
(5)
Change in fair value of redeemable securities

- -
(81)
- - -
(81)
Noncontrolling interests and adjustments related to
business acquisitions - -
(10)
- - -
(10)
Repurchase and retirement of common stock

(2,414,434)
-
(24)
(152)
- -
(176)
Stock issued upon exercise of stock options

25,240
-
2
- - -
2
Stock-based compensation expense
330,098
-
20
- - -
20
Shares withheld for payroll taxes

(108,163)
-
(9)
- - -
(9)
Settlement of stock-based compensation awards
39
-
-
- - -
-
Transfer of charges in excess of

capital
- -
102
(102)
- - -
Balance, June 29, 2024
127,080,545
$
1
$
-
$
3,803
$
(292)
$
636
$
4,148
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
27
-
27
Unrealized loss from hedging activities,
including tax benefit of $
2
- - - -
(4)
-
(4)
Distributions to noncontrolling shareholders - - - - -
(27)
(27)
Change in fair value of redeemable securities - -
(14)
- - -
(14)
Noncontrolling interests and adjustments related to
business acquisitions - -
1
- -
(2)
(1)
Repurchase and retirement of common stock

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
June 29, July 1,
2024 2023
Cash flows from operating activities:
Net income

$
203
$
276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization

147
111
Non-cash restructuring charges
6
10
Stock-based compensation expense
20
24
Provision for losses on trade and other accounts receivable

7
2
Benefit from deferred income taxes
(19)
(3)
Equity in earnings of affiliates
(9)
(7)
Distributions from equity affiliates

9
9
Changes in unrecognized tax benefits

3
3
Other

(9)
(9)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable

270
18
Inventories

107
163
Other current assets

50
(1)
Accounts payable and accrued expenses

(292)
(295)
Net cash provided by operating activities
493
301
Cash flows from investing activities:
Purchases of property and equipment
(78)
(68)
Payments related to equity investments and business acquisitions, net of cash acquired

(181)
(251)
Proceeds from loan to affiliate
3
3
Capitalized software costs
(20)
(20)
Other

(5)
(4)
Net cash used in investing activities

(281)
(340)
Cash flows from financing activities:
Net change in bank credit lines
242
218
Proceeds from issuance of long-term debt

90
408
Principal payments for long-term debt

(177)
(366)
Proceeds from issuance of stock upon exercise of stock options

2
1
Payments for repurchases and retirement of common stock

(175)
(150)
Payments for taxes related to shares withheld for employee taxes
(8)
(33)
Distributions to noncontrolling shareholders
(28)
(6)
Acquisitions of noncontrolling interests in subsidiaries

(211)
(13)
Net cash provided by (used in) financing activities
(265)
59
Effect of exchange rate changes on cash and cash equivalents
20
-
Net change in cash and cash equivalents
(33)
20
Cash and cash equivalents, beginning of period

171
117
Cash and cash equivalents, end of period

$
138
$
137

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

The results of
operations for the three and six months ended June 29, 2024 are not necessarily indicative of the results to be
expected for any other interim period or for the year ending December

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

At June 29, 2024 and
December 30, 2023, certain trade accounts receivable that can only be used to settle obligations of this VIE were
$
330

million and $
284

million, respectively, and the liabilities of this VIE where the creditors have recourse to us were $
195

million and $
210

million, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
10
Note 2 – Significant Accounting Policies and Recently Issued Accounting

Standards
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three and six months ended
June 29, 2024, as compared to the significant accounting policies described in Item 8 of our Annual Report on
Form 10-K for the year ended December 30, 2023.
Recently Issued Accounting Standards
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2024-01, “ Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and
Similar Awards,
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
adoption of the ASU.

This ASU is effective for fiscal years beginning after December 15, 2024,

including interim
periods within those fiscal years.

We do not expect that the requirements of ASU 2024 – 01 will have a material impact on our consolidated financial statements.
In December 2023, FASB issued ASU 2023-09, “
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

We are currently
evaluating the impact that ASU 2023-09 will have on our consolidated

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

Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization and depletion expense, to be disclosed under certain circumstances.

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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
11

beginning after December 15, 2024.

Early adoption is permitted.

We are currently evaluating the impact that ASU
2023- 07 will have on our consolidated financial statements.
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

On November 22, 2023, we experienced a disruption of our
ecommerce platform and related applications, which was remediated.
During the three and six months ended June 29, 2024, we continued to experience a residual impact of the cyber
events noted above relating primarily to decreased sales to episodic customers

(customers that had generally
registered a less continuous level of demand pre-incident).
During the three and six months ended June 29, 2024, we incurred $
3

million and $
8

million, respectively, of
expenses directly related to the cyber incident, mostly consisting of professional fees.

We maintain cyber
insurance, subject to certain retentions and policy limitations.

With respect to the October 2023 cyber incident, we
have a $
60

million insurance policy, following a $
5

million retention.

During the three and six months ended June
29, 2024, we received insurance proceeds of $
10

million, representing a partial insurance recovery of losses related
to the cyber incident.

The expenses and insurance recoveries related to the cyber

incident are included in the
selling, general and administrative line in our condensed consolidated statements of income.

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

Six Months Ended
June 29, 2024 June 29, 2024
North
America International Global
North
America International Global
Net sales:
Health care distribution

Dental

$
1,129
$
795
$
1,924
$
2,232
$
1,606
$
3,838
Medical

970
28
998
1,984
55
2,039
Total health care distribution
2,099
823
2,922
4,216
1,661
5,877
Technology

and value-added services

186
28
214
375
56
431
Total net sales $
2,285
$
851
$
3,136
$
4,591
$
1,717
$
6,308
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
Contract Liabilities
At June 29, 2024,

December 30, 2023,

and December 31, 2022, the current and non-current contract

liabilities were
$
77

million and $
8

million; $
89

million and $
9

million; and $
86

million and $
8

million, respectively.

During the
six months ended June 29, 2024, we recognized, in net sales, $
55

million of the amount that was previously
deferred at December 30, 2023.

During the six months ended July 1, 2023, we recognized in net sales

$
56

million
of the amount that was previously deferred at December 31, 2022.

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

This
segment distributes consumable products, dental specialty products (including implant, orthodontic and endodontic
products),

small equipment, laboratory products, large equipment, equipment repair services, branded and generic
pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, personal protective
equipment (“PPE”) products, vitamins and orthopedic implants.

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

Three Months Ended Six Months Ended
June 29, July 1, June 29, July 1,
2024 2023 2024 2023
Net sales:
Health care distribution (1)
Dental

$
1,924
$
1,957
$
3,838
$
3,855
Medical

998
950
2,039
1,921
Total health care distribution
2,922
2,907
5,877
5,776
Technology

and value-added services
(2)
214
193
431
384
Total

$
3,136
$
3,100
$
6,308
$
6,160
(1)
Consists of consumable products, dental specialty products (including implant, orthodontic and endodontic products), small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, PPE products, vitamins and orthopedic implants.
(2) Consists of practice management software and other value-added products, which are distributed primarily to health care providers, practice consultancy, education, revenue cycle management and financial services on a non-recourse basis, e-services, continuing education services for practitioners, practice technology, network and hardware services, and other services.

Three Months Ended Six Months Ended
June 29, July 1, June 29, July 1,
2024 2023 2024 2023
Operating Income:
Health care distribution

$
146
$
166
$
272
$
311
Technology

and value-added services

13
35
37
65
Total $
159
$
201
$
309
$
376

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
Acquisition of TriMed
On April 1, 2024, we acquired a
60
% voting equity interest in TriMed Inc. (“TriMed”), a global developer of solutions for the orthopedic treatment of lower and upper extremities, headquartered in California.
The following table aggregates

the preliminary estimated fair value, as of the date of acquisition, of consideration
paid and net assets acquired in the TriMed acquisition:

2024
Acquisition consideration:
Cash $
141
Deferred consideration
22
Redeemable noncontrolling interests
153
Total consideration $
316
Identifiable assets acquired and liabilities assumed:
Current assets $
36
Intangible assets
221
Other noncurrent assets
10
Current liabilities
(9)
Deferred income taxes
(62)
Other noncurrent liabilities
(6)
Total identifiable

net assets
190
Goodwill
126
Total net assets acquired $
316
Goodwill is a result of synergies that are expected to originate from the acquisition as well as the expected growth
potential of TriMed.

The acquired goodwill is not deductible for tax purposes.

The following table summarizes the
preliminary identifiable intangible assets acquired as part of the acquisition of TriMed:

2024
Weighted Average

Useful
Lives (in years)
Product development $
204
9
Trademarks / Tradenames
9
7
In process research & development
8
-
Total $
221
The accounting for the acquisition of TriMed has not been completed in several areas,

including but not limited to
pending assessments of accounts receivable, inventory, intangible assets, right-of-use lease assets, accrued liabilities, income and non-income based taxes and valuation of redeemable noncontrolling interests.

To assist
management in the allocation, we engaged valuation specialists to prepare appraisals.

We will finalize the amounts
recognized as the information necessary to complete the analysis is obtained.

We expect to finalize these amounts
as soon as possible but no later than one year from the acquisition date.
The pro forma financial information has not been presented because the impact of the TriMed acquisition during
the three and six months ended June 29, 2024 was immaterial to our condensed consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
15
Other 2024 Acquisitions
During the six months ended June 29, 2024, we acquired companies within the health care distribution and
technology and value-added services segments.

Our acquired ownership interest in these companies range from
51
% to
100
%.

Total consideration for these acquisitions was $
23

million.

Net assets acquired primarily consisted
of $
13

million of goodwill and $
14

million of intangible assets.

The intangible assets acquired consisted of
customer relationships and lists of $
7

million, product development of $
4

million, non-compete agreements of $
2
million and trademarks and tradenames of $
1

million.

Weighted average useful lives for these acquired intangible
assets were
10

years,
10

years,
5

years and
5

years, respectively.
Goodwill is a result of the synergies and cross-selling opportunities that these acquisitions are expected to provide
for us, as well as the expected growth potential.

Approximately half of the acquired goodwill is deductible

for tax
purposes.

The impact of these acquisitions, individually and in the aggregate, was not considered material to our condensed
consolidated financial statements.
2023 Acquisitions
Acquisition of Shield Healthcare
On October 2, 2023 we acquired a
90
% voting equity interest in Shield Healthcare, Inc. (“Shield”), a supplier of
homecare medical products delivered directly to patients in their homes,

for consideration of $
348

million
(including cash paid of $
289

million, deferred consideration of $
22

million and redeemable noncontrolling interests
of $
37

million).

Shield expands our existing medical business by delivering

a diverse range of products, including
items such as incontinence, urology, ostomy, enteral nutrition, advanced wound care and diabetes supplies.

Additionally, Shield offers continuous glucose monitoring devices directly to patients in their homes.
During the quarter ended June 29, 2024, we completed the accounting for our acquisition of Shield.

The following
table aggregates the final fair value, as of the date of the acquisition, of consideration paid and net assets acquired
in the Shield acquisition, including measurement period adjustments recorded through June 29, 2024:

Preliminary
Allocation as of
December 30, 2023
Measurement
Period
Adjustments Final Allocation
Acquisition consideration:
Cash $
286
$
3
$
289
Deferred consideration
43
(21)
22
Redeemable noncontrolling interests
37
-
37
Total consideration $
366
$
(18)
$
348
Identifiable assets acquired and liabilities assumed:
Current assets $
41
$ - $
41
Intangible assets
166
-
166
Other noncurrent assets
14
2
16
Current liabilities
(24)
-
(24)
Deferred income taxes
(41)
(2)
(43)
Other noncurrent liabilities
(7)
-
(7)
Total identifiable

net assets
149
-
149
Goodwill
217
(18)
199
Total net assets acquired $
366
$
(18)
$
348

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
16
Goodwill is a result of synergies that are expected to originate from the acquisition as well as the expected growth
potential of Shield.

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

In 2023, S.I.N. expanded
the distribution of its products into the United States and other international markets
.
During the quarter ended June 29, 2024, we completed the accounting for our acquisition of S.I.N.

The following
table aggregates the final fair value, as of the date of acquisition, of consideration paid and net assets acquired in
the S.I.N. acquisition, including measurement period adjustments:

Preliminary
Allocation as of
December 30, 2023
Measurement
Period
Adjustments
Final
Allocation
Acquisition consideration:
Cash $
329
$ - $
329
Total consideration $
329
$ - $
329
Identifiable assets acquired and liabilities assumed:
Current assets $
67
$
6
$
73
Intangible assets
87
-
87
Other noncurrent assets
46
2
48
Current liabilities
(33)
-
(33)
Long-term debt
(22)
-
(22)
Deferred income taxes
(35)
(3)
(38)
Other noncurrent liabilities
(27)
-
(27)
Total identifiable

net assets
83
5
88
Goodwill
246
(5)
241
Total net assets acquired $
329
$
-
$
329
Goodwill is a result of synergies that are expected to originate from the acquisition as well as the expected growth
potential of S.I.N.

The acquired goodwill is not deductible for tax purposes.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
17
The following table summarizes the identifiable intangible assets acquired as part of the acquisition of S.I.N.:

2023
Weighted Average

Useful Lives
(in years)
Customer relationships and lists $
38
7
Product development
36
8
Trademarks / Tradenames
13
10
Total $
87
The pro forma financial information has not been presented because the impact of the S.I.N. acquisition was
immaterial to our consolidated financial statements.
Acquisition of Biotech Dental
On April 5, 2023, we acquired a
57
% voting equity interest, for preliminary consideration of $
423

million
(including cash paid of $
216

million, $
25

million of contributed equity share in a controlled subsidiary, and redeemable noncontrolling interests of $
182

million) in Biotech Dental (“Biotech Dental”), which is a provider of dental implants, clear aligners, individualized prosthetics and innovative digital dental software based in
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
During the quarter ended March 30, 2024, we completed the accounting for our acquisition of Biotech Dental.

The
following table aggregates the final fair value, as of the date of acquisition,

of consideration paid and net assets
acquired in the Biotech Dental acquisition, including measurement period adjustments:

Final Allocation
Acquisition consideration:
Cash $
216
Fair value of contributed equity share in a controlled subsidiary
25
Redeemable noncontrolling interests
182
Total consideration $
423
Identifiable assets acquired and liabilities assumed:
Current assets $
74
Intangible assets
189
Other noncurrent assets
69
Current liabilities
(60)
Long-term debt
(73)
Deferred income taxes
(53)
Other noncurrent liabilities
(20)
Total identifiable

net assets
126
Goodwill
297
Total net assets acquired $
423
Goodwill is a result of synergies that are expected to originate from the acquisition as well as the expected growth
potential of Biotech Dental.

The acquired goodwill is not deductible for tax purposes.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
18
The following table summarizes the identifiable intangible assets acquired as part of the acquisition of Biotech
Dental:

2023
Weighted Average

Useful
Lives (in years)
Product development $
124
10
Customer relationships and lists
47
9
Trademarks / Tradenames
18
7
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
51
% to
100
%.

During the three and six months ended June 29, 2024, we

recorded an adjustment of $
23
million and $
38

million, respectively, within the selling, general and administrative line in our condensed consolidated statements of income, representing a change in the fair value of contingent consideration related to a
2023 acquisition.
During the six months ended June 29, 2024 we completed the accounting for certain acquisitions that occurred in
the year ended December 30, 2023.

In relation to these acquisitions, we did not record material adjustments in our
condensed consolidated financial statements relating to changes in estimated values of assets acquired, liabilities
assumed and contingent consideration assets and liabilities.
Goodwill is a result of the synergies and cross-selling opportunities that these acquisitions are expected to provide
for us, as well as the expected growth potential.

The majority of the acquired goodwill is deductible for

tax
purposes.
The pro forma financial information for our 2023 acquisitions has not been presented because the impact of the
acquisitions was immaterial to our condensed consolidated

financial statements.
Acquisition Costs
During the three and six months ended June 29, 2024 we incurred $
1

million and $
3

million in acquisition costs,
respectively.

During the three and six months ended July 1, 2023 we

incurred $
6

million and $
13

million in
acquisition costs, respectively.

These costs are included in the selling, general and administrative line in our
condensed consolidated statements of income.

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

Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
based on Level 3 inputs within the fair value hierarchy, and as of June 29, 2024 and December 30, 2023 was estimated at $
2,502

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

June 29, 2024 and December 30, 2023:

June 29, 2024
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
8
$
-
$
8
Derivative contracts undesignated
-
1
-
1
Total return

swap
-
1
-
1
Total assets

$
-
$
10
$
-
$
10
Liabilities:
Derivative contracts designated as hedges $
-
$
1
$
-
$
1
Derivative contracts undesignated
-
1
-
1
Total liabilities

$
-
$
2
$
-
$
2
Redeemable noncontrolling interests

$
-
$
-
$
856
$
856
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
21
Note 8 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:

June 29, December 30,
2024 2023
Revolving credit agreement $
-
$
200
Other short-term bank credit lines
505
64
Total

$
505
$
264
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

As of June 29, 2024 the interest
rate on this revolving credit agreement was
5.33
% plus
1.10
% for a combined rate of
6.43
%.

As of December 30,
2023 the interest rate on this revolving credit agreement was
5.36
% plus
1.00
% for a combined rate of
6.36
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

As of June 29,
2024 and December 30, 2023, we had $
0

million and $
200

million in borrowings, respectively under this revolving
credit facility.

During the six months ended June 29, 2024, the average outstanding balance under the Revolving
Credit Agreement was approximately $
77

million.

As of June 29, 2024 and December 30, 2023, there were

$
11
million and $
10

million of letters of credit, respectively, provided to third parties under this Revolving Credit
Agreement.
Other Short-Term Bank Credit

Lines
As of June 29, 2024 and December 30, 2023, we had various other short-term bank credit lines available, in various
currencies, with a maximum borrowing capacity of $
586

million and $
368

million, respectively.

As of June 29,
2024 and December 30, 2023, $
505

million and $
64

million, respectively, were outstanding.

During the six months
ended June 29, 2024, the average outstanding balances under our various other short-term bank credit lines was
approximately $
263

million.

At June 29, 2024 and December 30, 2023, borrowings under other short-term bank
credit lines had weighted average interest rates of
6.15
% and
6.02
%, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
22
Long-term debt
Long-term debt consisted of the following:

June 29, December 30,
2024 2023
Private placement facilities

$
1,024
$
1,074
Term loan
731
741
U.S. trade accounts receivable securitization
195
210
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2030 at interest rates
from
0.00
% to
9.42
% at June 29, 2024 and

from
0.00
% to
9.42
% at December 30, 2023
40
54
Finance lease obligations
7
8
Total

1,997
2,087
Less current maturities

(106)
(150)
Total long-term debt

$
1,891
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
3.66
%, as of June 29, 2024 are presented in the following table:

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

We have been
required to make quarterly payments of $
5

million from September 2023 through June 2024 and are required to make quarterly payments of $
9

million from September 2024 through June 2026, with the remaining balance due in
July 2026.

As of June 29, 2024, the borrowings outstanding under this

term loan were $
731

million.

At June 29,
2024, the interest rate under the Term Credit Agreement was
5.33
% plus
1.47
% for a combined rate of
6.80
%.

As
of December 30, 2023, the borrowings outstanding under this term loan were $
741

million.

At December 30, 2023,
the interest rate under the Term Credit Agreement was
5.36
% plus
1.35
% for a combined rate of
6.71
%.

However,
we have a hedge in place that ultimately creates an effective fixed rate of
5.91
% and
5.79
% at June 29, 2024 and
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
$
450

million with
two

banks as agents, and expires on
December 15, 2025
.
As of June 29, 2024 and December 30, 2023, the borrowings outstanding under this securitization facility were
$
195

million and $
210

million, respectively.

At June 29, 2024, the interest rate on borrowings under

this facility
was based on the asset-backed commercial paper rate of
5.49
% plus
0.75
%, for a combined rate of
6.24
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
On May 17, 2024, we amended this facility to temporarily adjust certain covenant levels.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
24
Note 9 – Income Taxes

For the six months ended June 29, 2024 our effective tax rate was
25.2
%, compared to
22.8
% for the prior year
period.

The difference between our effective tax rate and the federal statutory tax rate primarily relates to state and
foreign income taxes.
The Organization of Economic Co-Operation and Development (OECD) issued technical and administrative
guidance on Pillar Two rules in December 2021, which provides for a global minimum tax rate on the earnings of large multinational businesses on a country-by-country basis.

Effective January 1, 2024, the minimum global tax
rate is 15% for various jurisdictions pursuant to the Pillar Two rules.

As of June 29, 2024, the impact of the Pillar
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
The total amount of unrecognized tax benefits, which are included in

“other liabilities” within our condensed
consolidated balance sheets, as of June 29, 2024 and December 30, 2023, was

$
107

million and $
115

million,
respectively, of which $
99

million and $
107

million, respectively, would affect the effective tax rate if recognized.

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
examination.
The amount of tax interest expense included as a component of the provision for taxes was $
1

million and $
1
million for the six months ended June 29, 2024 and July 1, 2023, respectively.

The total amount of accrued interest
is included in “other liabilities,” and was $
18

million as of June 29, 2024 and $
16

million as of December 30, 2023.

The amount of penalties accrued for during the periods presented was not material to our condensed consolidated
financial statements.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
25
Note 10 – Plans of Restructuring

On August 1, 2022, we committed to a restructuring plan (the “2022 Plan”)

focused on funding the priorities of the
BOLD+1 strategic plan, streamlining operations and other initiatives to increase efficiency.

The 2022 Plan has
been completed as of July 31, 2024.

We expect to record restructuring charges of $
12

million related to the 2022
Plan during the remainder of 2024.
On August 6, 2024, we committed to a new restructuring plan (the “2024

Plan”) to integrate recent acquisitions,
right-size operations and further increase efficiencies.

We expect to record restructuring charges associated with
the 2024 Plan during the second half of 2024 and in 2025, however an estimate of the amount of these charges has
not yet been determined.

During the three months ended June 29, 2024, and July 1, 2023, in connection with our 2022 Plan, we recorded
restructuring costs of $
15

million and $
18

million, respectively.

During the six months ended June 29, 2024, and
July 1, 2023, we recorded restructuring costs of $
25

million and $
48

million, respectively.

The restructuring costs
for these periods primarily related to severance and employee-related costs, accelerated amortization of right-of-use
lease assets and fixed assets, and other lease exit costs.

Restructuring costs recorded for the three and six months ended June

29, 2024 and July 1, 2023, consisted of the
following:

Three Months Ended

June 29, 2024
Six Months Ended

June 29, 2024
Health Care
Distribution
Technology
and Value-
Added Services Total
Health Care
Distribution
Technology
and Value-
Added Services Total
Severance and employee-related costs $
8
$
1
$
9
$
14
$
2
$
16
Accelerated depreciation and amortization
5
-
5
6
-
6
Exit and other related costs
1
-
1
3
-
3
Total restructuring

costs
$
14
$
1
$
15
$
23
$
2
$
25
Three Months Ended

July 1, 2023
Six Months Ended

July 1, 2023
Health Care
Distribution
Technology
and Value-
Added Services Total
Health Care
Distribution
Technology
and Value-
Added Services Total
Severance and employee-related costs $
13
$
1
$
14
$
30
$
4
$
34
Accelerated depreciation and amortization
2
1
3
9
1
10
Exit and other related costs
1
-
1
2
1
3
Loss on disposal of a business - - -
1
-
1
Total restructuring

costs
$
16
$
2
$
18
$
42
$
6
$
48

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
26
The following table summarizes,

by reportable segment, the activity related to the liabilities associated with our
restructuring initiatives

for the six months ended June 29, 2024.

The remaining accrued balance of restructuring
costs as of June 29, 2024, which primarily relates to severance and employee-related costs, is included in accrued
expenses: other within our condensed consolidated balance sheets.

Liabilities related to exited leased facilities are
recorded within our current and non-current operating lease liabilities within our condensed consolidated balance
sheets.

Technology

and
Health Care Value-Added
Distribution Services Total
Balance, December 30, 2023

$
22
$
1
$
23
Restructuring costs
23
2
25
Non-cash accelerated depreciation and amortization
(6)
-
(6)
Cash payments and other adjustments

(18)
(3)
(21)
Balance, June 29, 2024

$
21
$
-
$
21
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

At this time, the
following case is set for trial: the action filed by Florida Health Sciences Center, Inc. (and
25
other hospitals located
throughout the State of Florida) in Florida state court, which is currently scheduled for a jury trial in September
2025.

Of Henry Schein’s 2023 net sales of approximately $
12.3

billion, sales of opioids represented less than
four -
tenths of 1 percent.

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

The case remains pending.
On June 6, 2024, plaintiffs and the Company informed the court that they had agreed to a term sheet for a class
action settlement of the Cruz-Bermudez Action.

The settlement agreement is subject to the parties’ finalization

and
the court’s approval.

The final settlement terms enumerated in a settlement agreement,

including the settlement
amount, will depend in part on the outcome of Henry Schein’s review of the data impacted in the cyber incident to
determine the final class size total.

The court stayed the Cruz-Bermudez Action through September 13,

2024 and
ordered plaintiffs to move for preliminary approval of the proposed settlement by that date.

We expect any
settlement will be for an immaterial amount.
Henry Schein, Inc. and its subsidiary, North American Rescue, LLC (“NAR”), have been named as defendants in a
qui tam lawsuit brought under the federal False Claims Act (“FCA”), in an action entitled
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
interest.

On July 26, 2024, the court ruled on motions to dismiss

filed by Henry Schein, NAR and CAT-R.

The
court dismissed the claims against Henry Schein (without prejudice) and Henry

Schein is no longer in the case.

The motions to dismiss filed by NAR and CAT-R were denied.

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
As of June 29, 2024, we had accrued our best estimate of potential losses relating to claims that were probable to
result in liability and for which we were able to reasonably estimate a loss.

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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
28
Note 12 – Stock-Based Compensation

Stock-based awards are provided to certain employees under our 2024 Stock Incentive

Plan (formerly known as our
2020 Stock Incentive Plan) and to non-employee directors under our 2023 Non-Employee

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

Starting with our 2023
plan year,

we returned to granting our employees equity-based awards

solely in the form of time-based and
performance-based RSUs.

Our non-employee directors receive equity-based awards solely in the form of time-
based RSUs.
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

With respect to the performance-based RSUs granted under our 2024 Stock Incentive Plan, such performance measurement adjustments relate to significant events, including,

without limitation, acquisitions,
divestitures, new business ventures, certain capital transactions (including share repurchases), differences in
budgeted average outstanding shares (other than those resulting from capital transactions referred to above),
restructuring costs, if any, amortization expense recorded for acquisition-related intangible assets (solely with respect to performance-based RSUs granted in the 2023 and 2024 plan years),

certain litigation settlements or
payments, if any, changes in accounting principles or in applicable laws or regulations, changes in income tax rates in certain markets, foreign exchange fluctuations, the financial impact either positive or negative, of the difference
in projected earnings generated by COVID-19 test kits (solely with respect to performance-based RSUs granted in
the 2022 and 2023 plan years) and impairment charges (solely with respect to performance-based

RSUs granted in
the 2023 and 2024 plan years), and unforeseen events or circumstances affecting us.
Over the performance period, the number of RSUs that will ultimately vest and be issued and the related
compensation expense is adjusted upward or downward based upon our estimation of achieving such performance
targets.

The ultimate number of shares delivered to recipients and the related compensation cost recognized as an
expense is based on our actual performance metrics as defined under the 2024 Stock Incentive Plan.
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

During the six months ended June 29, 2024, we did
no
t grant any stock options.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
29

Our condensed consolidated statements of income reflect pre-tax share-based compensation expense of $
12

million,
and $
20

million for the three and six months ended June 29, 2024, respectively.

For the three and six months ended
July 1, 2023, we recorded pre-tax share-based compensation expense of $
14

million, and $
24

million.
Total unrecognized compensation cost related to unvested awards as of June 29, 2024 was $
104

million, which is
expected to be recognized over a weighted-average period of approximately
2.6

years.
Our condensed consolidated statements of cash flows present our stock-based compensation expense as a
reconciling adjustment between net income and net cash provided by operating activities for all periods presented.

There were no cash benefits associated with tax deductions in excess of recognized compensation for the six
months ended June 29, 2024 and July 1, 2023.

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
The following table summarizes the stock option activity for the six months ended June 29, 2024:

Stock Options
Weighted Average Weighted Average Aggregate
Exercise
Remaining Contractual

Intrinsic
Shares Price Life (in years)

Value
Outstanding at beginning of period

1,078,459
$
71.46

Granted

-

-

Exercised

(44,750)
62.71

Forfeited

(4,608)
84.60

Outstanding at end of period

1,029,101
$
71.78

7.1

$
1
Options exercisable at end of period

889,060
$
69.71

Weighted Average Weighted Average Aggregate
Number of Exercise Remaining Contractual Intrinsic
Options Price Life (in years) Value
Expected to vest
140,041
$
84.94
7.7
$
-
The following tables summarize the activity of our unvested RSUs for the six months ended June 29, 2024:

Time-Based Restricted Stock Units Performance-Based Restricted Stock Units
Weighted

Weighted

Average

Intrinsic

Average

Intrinsic
Grant Date Fair Value Grant Date Fair Value
Shares/Units Value Per Share Per Share Shares/Units Value Per Share Per Share
Outstanding at beginning of period

1,655,393
$
70.34
208,742
$
78.02
Granted

461,798
75.88
408,681
76.31
Vested

(321,460)
62.79
(8,262)
66.53
Forfeited

(59,283)
77.31
(35,527)
80.55
Outstanding at end of period

1,736,448
$
72.99
$
64.10
573,634
$
75.78
$
64.10

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

The components of the change in the redeemable noncontrolling interests for the six months ended June 29, 2024 and the year ended December

30, 2023 are presented in the
following table:

June 29, December 30,
2024 2023
Balance, beginning of period

$
864
$
576
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(205)
(19)
Increase in redeemable noncontrolling interests due to business acquisitions
154
326
Net income (loss) attributable to redeemable noncontrolling interests

(1)
6
Distributions declared, net of capital contributions
(22)
(19)
Effect of foreign currency translation gain (loss) attributable to redeemable noncontrolling interests

(15)
5
Change in fair value of redeemable securities

81
(11)
Balance, end of period

$
856
$
864

Note 14 – Comprehensive Income
Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income and are recorded directly to stockholders’ equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

June 29, December 30,
2024 2023
Attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment

$
(47)
$
(32)
Attributable to noncontrolling interests:
Foreign currency translation adjustment

$
(1)
$
(1)
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(289)
$
(188)
Unrealized gain (loss) from hedging activities

2
(13)
Pension adjustment loss

(5)
(5)
Accumulated other comprehensive loss

$
(292)
$
(206)
Total Accumulated

other comprehensive loss

$
(340)
$
(239)

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
31
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

Three Months Ended Six Months Ended
June 29, July 1, June 29, July 1,
2024 2023 2024 2023
Net income $
105
$
148
$
203
$
276
Foreign currency translation gain (loss)
(62)
3
(116)
28
Tax effect

-
-
-
-
Foreign currency translation gain (loss)
(62)
3
(116)
28
Unrealized gain (loss) from hedging activities
6
(2)
21
(6)
Tax effect

(2)
1
(6)
2
Unrealized gain (loss) from hedging activities
4
(1)
15
(4)
Comprehensive income

$
47
$
150
$
102
$
300
Our financial statements are denominated in U.S. Dollars.

Fluctuations in the value of foreign currencies as
compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The foreign currency
translation gain (loss) during the six months ended June 29, 2024 and six months ended July 1, 2023 was primarily
due to changes in foreign currency exchange rates of the Brazilian Real, Euro,

British Pound, Canadian Dollar,
Australian Dollar and Swiss Franc.
The hedging gain (loss) during the three and six months ended June 29, 2024,

and July 1, 2023 was attributable to a
net investment hedge.
The following table summarizes our total comprehensive income, net of applicable taxes as follows:

Three Months Ended Six Months Ended
June 29, July 1, June 29, July 1,
2024 2023 2024 2023
Comprehensive income attributable to
Henry Schein, Inc.

$
51
$
143
$
111
$
284
Comprehensive income attributable to
noncontrolling interests

4
3
7
6
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests

(8)
4
(16)
10
Comprehensive income

$
47
$
150
$
102
$
300

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

Three Months Ended Six Months Ended
June 29, July 1, June 29, July 1,
2024 2023 2024 2023
Basic

127,784,380
130,905,899
128,252,628
131,136,450
Effect of dilutive securities:
Stock options and restricted stock units

862,126
967,275
954,152
1,329,299
Diluted

128,646,506
131,873,174
129,206,780
132,465,749
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:

Three Months Ended Six Months Ended
June 29, July 1, June 29, July 1,
2024 2023 2024 2023
Stock options
416,790
426,002
417,819
427,355
Restricted stock units
792,247
19,405
495,077
19,405
Total anti-dilutive

securities excluded from earnings per
share computation
1,209,037
445,407
912,896
446,760
Note 16 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Six Months Ended
June 29, July 1,
2024 2023
Interest $
63
$
32
Income taxes
82
118
For the six months ended June 29, 2024 and July 1, 2023, we had

$
21

million and $
(6)

million of non-cash net
unrealized gains (losses) related to hedging activities, respectively.

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

During the three and
six months ended June 29, 2024, we recorded $
8

million and $
16

million, respectively, in connection with costs
related to this royalty agreement.

During the three and six months ended July 1, 2023, we recorded $
8

million and
$
16

million, respectively, in connection with costs related to this royalty agreement.

As of June 29, 2024 and
December 30, 2023, Henry Schein One, LLC had a net payable balance to Internet Brands of $
11

million and $
1
million, respectively, comprised of amounts related to results of operations and the royalty agreement.

The
components of this payable are recorded within accrued expenses: other within our condensed consolidated balance
sheets.
We have interests in entities that we account for under the equity accounting method.

In our normal course of
business, during the three and six months ended June 29, 2024, we recorded net sales of $
12

million and $
24
million respectively, to such entities.

During the three and six months ended July 1, 2023, we recorded net sales of
$
11

million and $
23

million respectively, to such entities.

During the three and six months ended June 29, 2024,
we purchased $
2

million and $
5

million respectively, from such entities.

During the three and six months ended
July 1, 2023, we purchased $
3

million and $
5

million respectively, from such entities.

At June 29, 2024 and
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
two months

to
13

years.

As
of June 29, 2024, current and non-current liabilities associated with related party operating leases were $
6

million
and $
22

million, respectively.

At June 29, 2024 related party leases represented
7.5
% and
8.6
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
Recent Developments
While the U.S. economy has experienced inflationary pressures and strengthening of the U.S. dollar, their impacts
have not been material to our results of operations.

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

On November 22, 2023, we experienced a disruption of our
ecommerce platform and related applications, which was remediated.
During the three and six months ended June 29, 2024, we continued to experience a residual impact of the cyber
events noted above relating primarily to decreased sales to episodic customers

(customers that had generally
registered a less continuous level of demand pre-incident).

We have a number of programs underway focused on
re-establishing these customers.
We maintain cyber insurance, subject to certain retentions and policy limitations.

With respect to the October 2023
cyber incident, we have a $60 million insurance policy, following a $5 million retention.

During the three and six
months ended June 29, 2024, we received insurance proceeds of $10 million, representing a partial insurance
recovery of losses related to the cyber incident.

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

We believe that we have a strong
brand identity due to our more than 92 years of experience distributing health care products.
We are headquartered in Melville, New York,

employ approximately 26,000 people (of which approximately
13,000 are based outside of the United States) and have operations or affiliates in 33 countries and territories.

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
(“PPE”) products, vitamins and orthopedic implants.

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

Health care spending is projected to reach
approximately $7.7 trillion by 2032, or 19.7% of the nation’s projected gross domestic product.
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
Results of Operations
The following tables summarize the significant components of our operating results for the three and six months
ended June 29, 2024 and July 1, 2023 and cash flows for the six months ended June 29, 2024 and July 1, 2023:
Three Months Ended Six Months Ended
June 29, July 1, June 29, July 1,
2024 2023 2024 2023
Operating results:
Net sales

$ 3,136 $ 3,100 $ 6,308 $ 6,160
Cost of sales

2,118 2,125 4,278 4,219
Gross profit

1,018 975 2,030 1,941
Operating expenses:
Selling, general and administrative

781 707 1,572 1,424
Depreciation and amortization 63 49 124 93
Restructuring costs 15 18 25 48
Operating income $ 159 $ 201 $ 309 $ 376
Other expense, net

$ (27) $ (15) $ (50) $ (27)
Net income 105 148 203 276
Net income attributable to Henry Schein, Inc. 104 140 197 261
Six Months Ended
June 29, July 1,
2024 2023
Cash flows:

Net cash provided by operating activities $ 493 $ 301
Net cash used in investing activities (281) (340)
Net cash provided by (used in) financing activities (265) 59
Plans of Restructuring
On August 1, 2022, we committed to a restructuring plan (the “2022 Plan”)

focused on funding the priorities of the
BOLD+1 strategic plan, streamlining operations and other initiatives to increase efficiency.

The 2022 Plan has
been completed as of July 31, 2024.

We expect to record restructuring charges of $12 million related to the 2022
Plan during the remainder of 2024.
On August 6, 2024, we committed to a new restructuring plan (the “2024

Plan”) to integrate recent acquisitions,
right-size operations and further increase efficiencies.

We expect to record restructuring charges associated with
the 2024 Plan during the second half of 2024 and in 2025, however an estimate of the amount of these charges has
not yet been determined.
During the three months ended June 29, 2024, and July 1, 2023, in connection with our 2022 Plan, we recorded
restructuring costs of $15 million and $18 million, respectively.

During the six months ended June 29, 2024, and
July 1, 2023, we recorded restructuring costs of $25 million and $48 million, respectively.

The restructuring costs
for these periods primarily related to severance and employee-related costs, accelerated amortization of right-of-use
lease assets and fixed assets, and other lease exit costs.

Three Months Ended June 29, 2024 Compared to Three Months Ended July 1, 2023
Note: Percentages for Net Sales; Gross Profit; Operating Expenses; Other Expense,

Net; and Income Taxes are
based on actual values and may not recalculate due to rounding.
Net Sales
Net sales were as follows:
June 29, % of July 1, % of Increase/ (Decrease)
2024 Total 2023 Total $ %
Health care distribution (1)
Dental

$ 1,924 61.4% $ 1,957 63.1% $ (33) (1.7) %
Medical

998 31.8 950 30.7 48 5.0

Total health care distribution

2,922 93.2 2,907 93.8 15 0.5
Technology and value-added services (2) 214 6.8 193 6.2 21 10.8
Total

$ 3,136 100.0% $ 3,100 100.0% $ 36 1.1%
The components of our sales growth were as follows:
Total Local
Currency
Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Currency Growth
Local Internal
Growth
Acquisition
Growth
Health care distribution
(1)
Dental Merchandise (2.6) % 1.4% (1.2) % (0.7) % (1.9) %
Dental Equipment (0.4) 0.2 (0.2) (0.5) (0.7)
Total Dental (2.1) 1.2 (0.9) (0.8) (1.7)
Medical (4.3) 9.3 5.0 - 5.0
Total Health Care Distribution (2.8) 3.8 1.0 (0.5) 0.5
Technology and value-added services
(2)
3.9 7.0 10.9 (0.1) 10.8
Total (2.4) % 4.0% 1.6% (0.5) % 1.1%
(1) Consists of consumable products, dental specialty products (including implant, orthodontic and endodontic products), small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, PPE products, vitamins and orthopedic implants.
(2) Consists of practice management software and other value-added products, which are distributed primarily to health care providers, practice consultancy, education, revenue cycle management and financial services on a non-recourse basis, e-services, continuing education services for practitioners, practice technology, network and hardware services, and other services.
Global Sales
Global net sales for the three months ended June 29, 2024 increased 1.1%.

The components of our sales growth are
presented in the table above.
The 2.4% decrease in our internally generated local currency sales was primarily attributable to the slower than
anticipated pace of recovery from the cyber incident, the challenging economic environment in certain markets and
lower sales of PPE products and COVID-19 test kits.

For the three months ended June 29, 2024, the estimated
decrease in internally generated local currency sales, excluding PPE products and COVID-19 test kits, was 1.8%.
We estimate that sales of PPE products and COVID-19 test kits were approximately $140 million and $164 million for the three months ended June 29, 2024 and July 1, 2023, respectively, representing an estimated decrease of $24 million, or 14.3%

versus the prior year, with the $24 million net decrease year-over-year representing 0.7%

of
global net sales for the three months ended June 29, 2024.

Dental
Dental net sales for the three months ended June 29, 2024 decreased 1.7%.

The components of our sales decline
are presented in the table above.
The decrease in local currency sales was attributable to a decrease in internally generated local currency sales for
dental merchandise primarily attributable to the slower than anticipated pace of recovery from the cyber incident,
the challenging economic environment in certain markets, and lower sales of PPE products, partially offset by sales
from our entities acquired during the twelve months ended June 29, 2024.

The sales decrease in internally
generated local currency for dental equipment was primarily attributable to sales declines in certain international
markets, partially offset by sales growth in traditional equipment,

digital imaging and our parts and service business
in North America.
We estimate that sales of PPE products were approximately $77 million and $89 million for the three months ended
June 29, 2024 and July 1, 2023, respectively, representing an estimated decrease of $12 million, or 12.6% versus the prior year, with the $12 million net decrease year-over-year representing 0.6% of dental net sales for the three
months ended June 29, 2024.

The decrease in sales of PPE products is primarily due to lower glove prices.

The
estimated decrease in internally generated local currency sales, excluding

PPE products,

was 1.7%.

Medical
Medical net sales for the three months ended June 29, 2024 increased

5.0%.

The components of our sales growth
are presented in the table above.
The increase in local currency sales was attributable to our expansion in the Home Solutions market including the
acquisition of Shield Healthcare during the year ended December

30, 2023.

The internally generated local currency
decrease in medical sales is primarily attributable to the slower than anticipated pace of recovery from the cyber
incident as well as the conversion of certain pharmaceutical product sales to lower priced generics,

and lower sales
of PPE products,

also primarily due to lower glove prices.
We estimate that sales of PPE products and COVID-19 test kits were approximately $63 million and $75 million for the three months ended June 29, 2024 and July 1, 2023,

respectively, representing an estimated decrease of $12
million, or 16.2%

versus the prior year, with the $12 million net decrease year-over-year representing 1.2%

of
medical net sales for the three months ended June 29, 2024.

The decrease in sales of these products is primarily
due to lower market prices of PPE products (primarily lower glove pricing).

The estimated decrease in internally
generated local currency sales, excluding PPE products and COVID-19 test kits, was 3.2%.
Technology and value-added services
Technology and value-added services net sales for the three months ended June 29, 2024 increased 10.8%.

The
components of our sales growth are presented in the table above.

The internally generated local currency increase
in technology and value-added services sales is primarily attributable to a continued increase in the number of
cloud-based users of our practice management software and an increase in revenue cycle management solutions.

Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
June 29, Gross July 1, Gross
Increase

2024 Margin % 2023 Margin % $ %
Health care distribution

$ 875 30.0% $ 846 29.1% $ 29 3.5%
Technology and value-added services 143 66.6 129 66.8 14 10.5
Total

$ 1,018 32.5 $ 975 31.4 $ 43 4.4
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

The software industry typically realizes higher
gross margins to recover investments in product development.
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

Health care distribution gross profit for the three months ended June 29, 2024 increased compared to the prior-year-
period due to gross profit from acquisitions and gross margin expansion as a result of a favorable impact of sales
mix of higher-margin products.
Technology and value-added services gross profit increased as a result of a higher gross profit from internally generated sales and gross profit from acquisitions.

The slight decrease in gross margin rates was primarily due to increased amortization expense.
Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring costs) by segment and in total were as follows:
% of % of
June 29, Respective July 1, Respective Increase
2024 Net Sales 2023 Net Sales $ %
Health care distribution

$ 729 25.0% $ 680 23.4% $ 49 7.2%
Technology and value-added services

130 60.3 94 49.0 36 36.4
Total

$ 859 27.4 $ 774 25.0 $ 85 10.8
The net increase in operating expenses is attributable to the following:
Operating Costs Restructuring Costs Acquisitions Total
Health care distribution

$ 11 $ (2) $ 40 $ 49
Technology and value-added services 31 (1) 6 36
Total

$ 42 $ (3) $ 46 $ 85
The components of the net increase in operating expenses are presented in the table above.

The increase in
operating costs during the three months ended June 29, 2024 includes increases in payroll and payroll related costs,
travel, convention expenses and litigation settlement costs in both of our reportable segments, as well as increased
acquisition intangible amortization in our healthcare distribution segment.

We also recorded an increase of $23
million in accrued contingent consideration related to a 2023 acquisition in our technology and value-added
services segment.

During the three months ended June 29, 2024, we also incurred

$3 million of expenses, within

our health care distribution segment, directly related to the cyber incident,

mostly consisting of professional fees.

During the three months ended June 29, 2024, we received insurance proceeds of $10 million representing a partial
insurance recovery of losses related to the cyber incident.
Other Expense, Net
Other expense, net was as follows:
June 29, July 1, Variance
2024 2023 $ %
Interest income

$ 6 $ 3 $ 3 80.7%
Interest expense

(32) (19) (13) (72.4)
Other, net

(1) 1 (2) (350.7)
Other expense, net

$ (27) $ (15) $ (12) (87.7)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings and increased interest rates.
Income Taxes
Our effective tax rate was 24.9% for the three months ended June 29, 2024 compared to 22.0%

for the prior year
period.

The difference between our effective and federal statutory tax rates primarily relates to state and foreign
income taxes.
The Organization of Economic Co-Operation and Development (OECD) issued technical and administrative
guidance on Pillar Two rules in December 2021, which provides for a global minimum tax rate on the earnings of large multinational businesses on a country-by-country basis.

Effective January 1, 2024, the minimum global tax
rate is 15% for various jurisdictions pursuant to the Pillar Two rules.

As of June 29, 2024, the impact of the Pillar
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

Six Months Ended June 29, 2024 Compared to Six Months Ended July 1, 2023
Note: Percentages for Net Sales; Gross Profit; Operating Expenses; Other

Expense, Net; and Income Taxes are
based on actual values and may not recalculate due to rounding.
Net Sales
Net sales were as follows:
June 29, % of July 1, % of Increase / (Decrease)
2024 Total 2023 Total $ %
Health care distribution (1)
Dental

$ 3,838 60.9% $ 3,855 62.6% $ (17) (0.5) %
Medical

2,039 32.3 1,921 31.2 118 6.2
Total health care distribution

5,877 93.2 5,776 93.8 101 1.7
Technology and value-added services (2) 431 6.8 384 6.2 47 12.3
Total

$ 6,308 100.0% $ 6,160 100.0% $ 148 2.4%
The components of our sales growth were as follows:
Total Local
Currency
Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Currency Growth
Local Internal
Growth
Acquisition
Growth
Health care distribution (1)
Dental Merchandise (3.2) % 2.6% (0.6) % - % (0.6) %
Dental Equipment (0.1) 0.1 - - -
Total Dental (2.5) 2.1 (0.4) (0.1) (0.5)
Medical (2.4) 8.6 6.2 - 6.2
Total Health Care Distribution (2.5) 4.3 1.8 (0.1) 1.7
Technology and value-added services (2) 3.6 8.5 12.1 0.2 12.3
Total (2.1) % 4.5% 2.4% - % 2.4%
(1) Consists of consumable products, dental specialty products (including implant, orthodontic and endodontic products), small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, PPE products, vitamins and orthopedic implants.
(2) Consists of practice management software and other value-added products, which are distributed primarily to health care providers, practice consultancy, education, revenue cycle management and financial services on a non-recourse basis, e-services, continuing education services for practitioners, practice technology, network and hardware services, and other services.
Global Sales
Global net sales for the six months ended June 29, 2024 increased 2.4%.

The components of our sales growth are
presented in the table above.
The 2.1% decrease in our internally generated local currency sales was primarily attributable to the slower than
anticipated pace of recovery from the cyber incident, the challenging economic environment in certain markets and
lower sales of PPE products.

For the six months ended June 29, 2024, the estimated decrease in internally
generated local currency sales, excluding PPE products and COVID-19 test kits, was 1.5%.
We estimate that sales of PPE products and COVID-19 test kits were approximately $321 million and $365 million
for the six months ended June 29, 2024 and July 1, 2023, respectively, representing an estimated decrease of $44 million, or 11.9%

versus the prior year, with the $44 million net decrease year-over-year representing 0.7%

of
global net sales for the six months ended June 29, 2024.

Dental
Dental net sales for the six months ended June 29, 2024 decreased 0.5%.

The components of our sales decline are
presented in the table above.

The decrease in local currency sales was attributable to a decrease in internally generated local currency sales for
dental merchandise primarily attributable to the slower than anticipated pace of recovery from the cyber incident,
the challenging economic environment in certain markets, and lower sales of PPE products, partially offset by sales
from our entities acquired during the twelve months ended June 29, 2024.

Our sales growth in internally generated
local currency for dental equipment was relatively flat compared to the comparable prior year period primarily due
to growth in traditional equipment, digital imaging and our parts and service business in North America, partially
offset by sales declines in certain international markets, and some sales shifting into the first quarter of 2024 due to
the delay of equipment installations during the fourth quarter of 2023 resulting from the impact of the cyber
incident.
We estimate that sales of PPE products were approximately $156 million and $181 million for the six months ended June 29, 2024 and July 1, 2023, respectively, representing an estimated decrease of $25 million, or 13.6%
versus the prior year, with the $25 million net decrease year-over-year representing 0.6% of dental net sales for the
six months ended June 29, 2024.

The decrease in sales of PPE products is primarily due to lower glove prices and
reduced demand following the cyber incident.

The estimated decrease in internally generated local currency sales,
excluding PPE products, was 1.9%.

Medical
Medical net sales for the six months ended June 29, 2024 increased 6.2%.

The components of our sales growth are
presented in the table above.

The increase in local currency sales was attributable to our expansion in the Home
Solutions market including the acquisition of Shield Healthcare during the year ended December 30, 2023.
The internally generated local currency decrease in medical sales is primarily attributable to the slower than
anticipated pace of recovery from the cyber incident as well as the conversion of certain pharmaceutical product
sales to lower priced generics, and lower sales of PPE products, partially offset by strong sales of point-of-care
diagnostics including multi-assay flu/COVID combination test kits.
We estimate that sales of PPE products and COVID-19 test kits were approximately $165 million and $184 million for the six months ended June 29, 2024 and July 1, 2023,

respectively, representing an estimated decrease of $19
million, or 10.3%

versus the prior year, with the $19 million net decrease year-over-year representing 0.9%

of
medical net sales for the six months ended June 29, 2024.

The decrease in sales of these products is primarily due
to lower market prices of PPE products (primarily lower glove pricing).

The estimated decrease in internally
generated local currency sales, excluding PPE products and COVID-19 test kits, was 1.6%.
Technology and value-added services
Technology and value-added services net sales for the six months ended June 29, 2024 increased 12.3%.

The
components of our sales growth are presented in the table above.

The internally generated local currency increase
in technology and value-added services sales is primarily attributable to a continued increase in the number of
cloud-based users of our practice management software and an increase in revenue cycle management solutions and
our analytical products.

Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
June 29, Gross July 1, Gross Increase
2024 Margin % 2023 Margin % $ %
Health care distribution

$ 1,742 29.6% $ 1,683 29.1% $ 59 3.5%
Technology and value-added services 288 66.7 258 67.1 30 11.6
Total

$ 2,030 32.2 $ 1,941 31.5 $ 89 4.6
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

The software industry typically realizes higher
gross margins to recover investments in product development.
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

Health care distribution gross profit for the six months ended June 29,

2024 increased compared to the prior-year-
period due to gross profit from acquisitions and gross margin expansion as a result of a favorable impact of sales
mix of higher-margin products.
Technology and value-added services gross profit increased as a result of a higher gross profit from internally generated sales and gross profit from acquisitions.

The slight decrease in gross margin rates was primarily due to increased amortization expense.
Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring costs) by segment and in total were as follows:
% of % of
June 29, Respective July 1, Respective Increase
2024 Net Sales 2023 Net Sales $ %
Health care distribution

$ 1,470 25.0% $ 1,372 23.8% $ 98 7.1%
Technology and value-added services

251 58.0 193 50.3 58 29.6
Total

$ 1,721 27.3 $ 1,565 25.4 $ 156 9.9
The net increase in operating expenses is attributable to the following:
Operating Costs Restructuring Costs Acquisitions Total
Health care distribution

$ 29 $ (19) $ 88 $ 98
Technology and value-added services 50 (4) 12 58
Total

$ 79 $ (23) $ 100 $ 156
The components of the net increase in operating expenses are presented in the table above.

The increase in
operating costs during the six months ended June 29, 2024 includes increases in payroll and payroll related costs,
travel, convention expenses and litigation settlement costs in both of our reportable segments, as well as increased
acquisition intangible amortization in our healthcare distribution segment.

We also recorded an increase of $38
million in accrued contingent consideration related to a 2023 acquisition in our technology and value-added

services segment.

During the six months ended June 29, 2024, we also incurred $8 million of expenses, within our
health care distribution segment, directly related to the cyber incident, mostly consisting of professional fees.

During the six months ended June 29, 2024, we received insurance proceeds of $10 million representing a partial
insurance recovery of losses related to the cyber incident.
Other Expense, Net
Other expense, net was as follows:
June 29, July 1, Variance
2024 2023 $ %
Interest income

$ 11 $ 6 $ 5 100.4%
Interest expense

(62) (33) (29) (90.6)
Other, net

1 - 1 (400.9)
Other expense, net

$ (50) $ (27) $ (23) (84.9)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings and increased interest rates.
Income Taxes
Our effective tax rate was 25.2% for the six months ended June 29, 2024 compared to 22.8%

for the prior year
period.

The difference between our effective and federal statutory tax rates primarily relates to state and foreign
income taxes.
The Organization of Economic Co-Operation and Development (OECD) issued technical and administrative
guidance on Pillar Two rules in December 2021, which provides for a global minimum tax rate on the earnings of large multinational businesses on a country-by-country basis.

Effective January 1, 2024, the minimum global tax
rate is 15% for various jurisdictions pursuant to the Pillar Two rules.

As of June 29, 2024, the impact of the Pillar
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
Net cash provided by operating activities was $493 million for the six months ended June 29, 2024, compared to
net cash provided by operating activities of $301 million for the prior year.

The net change of $192 million was
primarily attributable to changes in working capital accounts, primarily accounts receivable and inventory; partially
offset by slightly lower cash net income.

During the six months ended June 29, 2024, the cyber incident had several residual impacts to the operating cash flows from our working capital,

net of acquisitions, including an
increase in operating cash flows from accounts receivable due to improved collection levels and decreased cash
flows from accounts payable and accrued expenses resulting from previously delayed payments.
Net cash used in investing activities was $281 million for the six months ended June 29, 2024, compared to net
cash used in investing activities of $340 million for the prior year.

The net change of $59 million was primarily
attributable to decreased payments for equity investments and business acquisitions, and increased purchases of
fixed assets resulting from our continued investment in our facilities and operations.
Net cash used in financing activities was $265 million for the six months ended June 29, 2024, compared to net
cash provided by financing activities of $59 million for the prior year.

The net change of $324 million was
primarily due to increased net borrowings from debt to finance our investments and increased acquisitions of
noncontrolling interests in subsidiaries and increased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources:
June 29, December 30,
2024 2023
Cash and cash equivalents

$ 138 $ 171
Working

capital

(1)
1,392 1,805
Debt:
Bank credit lines

$ 505 $ 264
Current maturities of long-term debt

106 150
Long-term debt

1,891 1,937
Total debt

$ 2,502 $ 2,351
Leases:
Current operating lease liabilities $ 75 $ 80
Non-current operating lease liabilities 261 310
(1)

Includes $330 million and $284 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at June 29, 2024 and December 30, 2023, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations increased to 48.9 days as of June 29, 2024 from
43.3 days as of July 1, 2023, which was primarily attributable to the impact of the cyber incident.

During the six
months ended June 29, 2024, we wrote off approximately $4 million of fully reserved accounts receivable against
our trade receivable reserve.

Our inventory turns from operations increased to 5.0 as of June 29, 2024 from 4.4 as
of July 1, 2023.

Our working capital accounts may be impacted by current and

future economic conditions.
Leases
We
have operating and finance leases for corporate offices, office space, distribution and other facilities,

vehicles
and certain equipment.

Our leases have remaining terms of less than one month

to approximately 17 years, some of
which may include options to extend the leases for up to 15 years.

As of June 29, 2024, our right-of-use assets
related to operating leases were $304 million and our current and non-current operating lease liabilities were $75
million and $261 million, respectively.
Stock Repurchases
On July 31, 2024 our Board of Directors authorized the repurchase of up to an additional $500 million in shares of
our common stock.
From March 3, 2003 through June 29, 2024, we repurchased $4.9 billion,

or 92,809,239 shares, under our common
stock repurchase programs, with $90 million available as of June 29, 2024 for future common stock share
repurchases.

Subject to market conditions and other factors, we currently plan to accelerate our share repurchase
activity in light of our favorable cash position.
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

As of June 29, 2024 and December 30, 2023, our balance

for
redeemable noncontrolling interests was $856 million and $864 million,

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

Based
on this evaluation, our management, including our principal executive officer and principal financial officer,
concluded that our disclosure controls and procedures were effective as of June 29, 2024,

to ensure that all material
information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated
and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such
information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules
and forms, and the rules of the Nasdaq stock exchange.
Changes in Internal Control over Financial Reporting
On April 1, 2024, we acquired a 60% voting equity interest in TriMed Inc (“TriMed”),

a global developer of
solutions for the orthopedic treatment of lower and upper extremities, headquartered in Santa Clarita, California.

The full integration of TriMed will extend beyond year-end and, therefore, we anticipate excluding TriMed from our annual assessment of internal control over financial reporting as of

December 28, 2024, as permitted by related
SEC staff interpretive guidance for newly acquired businesses.
The combination of acquisitions (including TriMed), continued acquisition integrations and systems implementation activity undertaken during the quarter and carried over from prior quarters when considered in the
aggregate, represents a material change in our internal control over financial reporting.
During the quarter ended June 29, 2024,

post-acquisition integration related activities continued for our medical

and
dental subsidiaries acquired during prior quarters.

These acquisitions, the majority of which utilize separate
information and financial accounting systems, have been included in our condensed consolidated financial
statements since their respective dates of acquisition.
We completed the systems implementation activities related to the integration of one of our U.S. dental subsidiaries into our existing corporate ERP system and the upgrade of an ERP system for one of our dental subsidiaries in the
Netherlands.

Also, we initiated systems implementation activities

related to warehouse operations improvements
for our France dental subsidiary.

Finally, we continued systems implementation activities for two of our dental subsidiaries in the U.S. and Brazil, respectively.
All continued acquisition integrations and systems implementation activity involve necessary and appropriate
change-management controls that are considered in our quarterly assessment of the design and operating
effectiveness of our internal control over financial reporting.
The deficiencies in internal control over financial reporting identified as of December 30, 2023 at the application
control level related to logical and user access management and segregation of duties have continued to be the
subject of ongoing remediation including implementation of specific action plans and the testing / validation of
control operating effectiveness, which continue to be expected to be completed prior to year-end.
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
repurchased under this program.
As of June 29, 2024, we had repurchased approximately $4.9 billion of common stock (92,809,239 shares) under
these initiatives, with $90 million available for future common stock share repurchases.
On July 31, 2024 our Board of Directors authorized the repurchase of up to an additional $500 million in shares of
our common stock.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended June 29, 2024:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
3/31/2024 through 4/27/2024 409,607
$
72.12 409,607 2,193,132
4/28/2024 through 6/1/2024 579,491 71.82 579,491 1,669,176
6/2/2024 through 6/29/2024 426,608 67.60 426,608 1,402,885
1,415,706 1,415,706
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
ITEM 5.

OTHER INFORMATION
On August 6, 2024, we committed to a new restructuring plan (the “2024

Plan”) to integrate recent acquisitions,
right-size operations and further increase efficiencies.

We expect to record restructuring charges associated with
the 2024 Plan during the second half of 2024 and in 2025, however an estimate of the amount of these charges has
not yet been determined.

Relating to charges under the 2022 Plan, see
Note 10 – Plans of Restructuring
.

ITEM 6.

EXHIBITS
31.1
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
99.1
Amendment No. 11 dated as of May 17, 2024 to Receivables Purchase
Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR,
Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto.+
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended June 29, 2024, formatted in Inline XBRL (included within
Exhibit 101 attachments).+
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
Dated: August 6, 2024