Form 10-Q
period 2024-09-28
HENRY SCHEIN INC
filed 2024-11-05
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly

period ended
September 28, 2024
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
Yes
☐

No
☒

As of October 28, 2024, there were
124,681,294

shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
as of September 28, 2024 and December 30, 2023
3
Condensed Consolidated Statements of Income
for the three and nine months ended
September 28, 2024 and September 30, 2023
4
Condensed Consolidated Statements of Comprehensive Income
for the
three and nine months ended September 28, 2024 and September 30, 2023
5
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the three months ended
September 28, 2024 and September 30, 2023
6
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the nine months ended
September 28, 2024 and September 30, 2023
7
Condensed Consolidated Statements of Cash Flows
for the nine months ended
September 28, 2024 and September 30, 2023

8
Notes to Condensed Consolidated Financial Statements
9
Note 1 – Basis of Presentation
9
Note 2 – Significant Accounting Policies and Recently
Issued Accounting Standards
10
Note 3 – Cyber Incident
11
Note 4 – Net Sales from Contracts with Customers
12
Note 5 – Segment Data
13
Note 6 – Business Acquisitions
14
Note 7 – Fair Value Measurements
20
Note 8 – Debt
23
Note 9 – Income Taxes
26
Note 10 – Plans of Restructuring
27
Note 11 – Legal Proceedings
29
Note 12 – Stock-Based Compensation
31
Note 13 – Redeemable Noncontrolling Interests
33
Note 14 – Comprehensive Income
34
Note 15 – Earnings Per Share
35
Note 16 – Supplemental Cash Flow Information
35
Note 17 – Related Party Transactions
36
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
37
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
54
ITEM 4.
Controls and Procedures
55
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
56
ITEM 1A.
Risk Factors
56
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
56
ITEM 6.
Exhibits
57
Signature
58

See accompanying notes.

PART

I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions,

except share data)
September 28, December 30,
2024 2023
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents

$
126
$
171
Accounts receivable, net of allowance for credit losses of $
86

and $
83

(1)
1,660
1,863
Inventories, net
1,754
1,815
Prepaid expenses and other

607
639
Total current assets

4,147
4,488
Property and equipment, net

540
498
Operating lease right-of-use assets
304
325
Goodwill

3,986
3,875
Other intangibles, net

1,100
916
Investments and other
528
471
Total assets

$
10,605
$
10,573
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable

$
1,026
$
1,020
Bank credit lines

638
264
Current maturities of long-term debt

109
150
Operating lease liabilities
77
80
Accrued expenses:
Payroll and related

289
332
Taxes

159
137
Other

631
700
Total current liabilities

2,929
2,683
Long-term debt (1)
1,906
1,937
Deferred income taxes

123
54
Operating lease liabilities
262
310
Other liabilities

414
436
Total liabilities

5,634
5,420
Redeemable noncontrolling interests

832
864
Commitments and contingencies

(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
125,154,194

outstanding on September 28, 2024 and
129,247,765

outstanding on December 30, 2023
1
1
Additional paid-in capital
-
-
Retained earnings

3,766
3,860
Accumulated other comprehensive loss

(264)
(206)
Total Henry Schein, Inc. stockholders' equity
3,503
3,655
Noncontrolling interests
636
634
Total stockholders' equity

4,139
4,289
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
10,605
$
10,573
(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”).

At September 28, 2024 and
December 30, 2023, includes trade accounts receivable of $
341

million and $
284

million, respectively, and long-term debt of $
210
million and $
210

million, respectively.

See
Note 1 – Basis of Presentation

for further information.

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME
(in millions,

except share and per share data)
(unaudited)
Three Months Ended Nine Months Ended
September 28, September 30, September 28, September 30,
2024 2023 2024 2023
Net sales

$
3,174
$
3,162
$
9,482
$
9,322
Cost of sales

2,181
2,167
6,459
6,386
Gross profit

993
995
3,023
2,936
Operating expenses:

Selling, general and administrative

724
725
2,296
2,149
Depreciation and amortization
64
59
188
152
Restructuring costs

48
11
73
59
Operating income

157
200
466
576
Other income (expense):

Interest income

7
6
18
12
Interest expense

(34)
(25)
(96)
(58)
Other, net

(2)
(2)
(1)
(2)
Income before taxes, equity in earnings of affiliates and
noncontrolling interests
128
179
387
528
Income taxes

(32)
(39)
(97)
(119)
Equity in earnings of affiliates, net of tax

3
3
12
10
Net income

99
143
302
419
Less: Net income attributable to noncontrolling interests

-
(6)
(6)
(21)
Net income attributable to Henry Schein, Inc.

$
99
$
137
$
296
$
398
Earnings per share attributable to Henry Schein, Inc.:

Basic

$
0.79
$
1.06
$
2.32
$
3.04
Diluted

$
0.78
$
1.05
$
2.30
$
3.02
Weighted-average common

shares outstanding:

Basic

126,124,715
130,388,353
127,550,045
130,888,717
Diluted

127,054,934
131,442,135
128,498,494
132,149,172

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(in millions)

(unaudited)
Three Months Ended Nine Months Ended
September 28, September 30, September 28, September 30,
2024 2023 2024 2023
Net income $
99
$
143
$
302
$
419
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)
58
(45)
(58)
(17)
Unrealized gain (loss) from hedging activities

(18)
6
(3)
2
Other comprehensive income (loss), net of tax
40
(39)
(61)
(15)
Comprehensive income

139
104
241
404
Comprehensive income attributable to noncontrolling interests:

Net income
-
(6)
(6)
(21)
Foreign currency translation loss (gain)
(12)
2
3
1
Comprehensive income attributable to noncontrolling
interests

(12)
(4)
(3)
(20)
Comprehensive income attributable to Henry Schein, Inc.

$
127
$
100
$
238
$
384

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN

STOCKHOLDERS’ EQUITY
(in millions, except share data)
(unaudited)
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, June 29, 2024
127,080,545
$
1
$
-
$
3,803
$
(292)
$
636
$
4,148
Net income (loss) (excluding $
1

attributable to Redeemable
noncontrolling interests) - - -
99
-
(1)
98
Foreign currency translation gain (excluding gain of $
11
attributable to Redeemable noncontrolling interests) - - - -
46
1
47
Unrealized loss from hedging activities,
net of tax benefit of $
7
- - - -
(18)
-
(18)
Purchase of noncontrolling interests - -
(1)
- -
(1)
(2)
Change in fair value of redeemable securities - -
(6)
- - -
(6)
Noncontrolling interests and adjustments related to
business acquisitions - -
(4)
- -
1
(3)
Repurchase and retirement of common stock
(1,954,076)
-
(18)
(119)
- -
(137)
Stock issued upon exercise of stock options
22,448
-
1
- - -
1
Stock-based compensation expense
7,655
-
10
- - -
10
Shares withheld for payroll taxes
(2,403)
-
-
- - -
-
Settlement of stock-based compensation awards
25
-
1
- - -
1
Transfer of charges in excess of

capital
- -
17
(17)
- -
-
Balance, September 28, 2024
125,154,194
$
1
$
-
$
3,766
$
(264)
$
636
$
4,139
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
28
- - -
28
Noncontrolling interests and adjustments related to -
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
Accumulated
Common Stock Additional Other Total
$.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 30, 2023
129,247,765
$
1
$
-
$
3,860
$
(206)
$
634
$
4,289
Net income (excluding loss of $ 0

attributable to Redeemable
noncontrolling interests)

- - -
296
-
6
302
Foreign currency translation gain/(loss) (excluding loss of $
4
attributable to Redeemable noncontrolling interests) - - - -
(55)
1
(54)
Unrealized loss from hedging activities,
net of tax benefit of $
1
- - - -
(3)
-
(3)
Distributions to noncontrolling shareholders - - - - -
(5)
(5)
Purchase of noncontrolling interests - -
(7)
- -
(1)
(8)
Change in fair value of redeemable securities

- -
(87)
- - -
(87)
Noncontrolling interests and adjustments related to
business acquisitions - -
(8)
- -
1
(7)
Repurchase and retirement of common stock

(4,368,510)
-
(42)
(271)
- -
(313)
Stock issued upon exercise of stock options

47,688
-
3
- - -
3
Stock-based compensation expense
337,753
-
30
- - -
30
Shares withheld for payroll taxes

(110,566)
-
(9)
- - -
(9)
Settlement of stock-based compensation awards
64
-
1
- - -
1
Transfer of charges in excess of

capital
- -
119
(119)
- - -
Balance, September 28, 2024
125,154,194
$
1
$
-
$
3,766
$
(264)
$
636
$
4,139
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
(16)
-
(16)
Unrealized gain from hedging activities,
net of tax of $
1
- - - -
2
-
2
Distributions to noncontrolling shareholders - - - - -
(28)
(28)
Change in fair value of redeemable securities

- -
14
- - -
14
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
September 28, September 30,
2024 2023
Cash flows from operating activities:
Net income

$
302
$
419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization

221
180
Non-cash restructuring charges
11
13
Stock-based compensation expense
30
38
Provision for losses on trade and other accounts receivable

12
7
Benefit from deferred income taxes
(41)
(4)
Equity in earnings of affiliates
(12)
(10)
Distributions from equity affiliates

10
12
Changes in unrecognized tax benefits

3
5
Other

(25)
(11)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable

188
(72)
Inventories

38
180
Other current assets

38
(55)
Accounts payable and accrued expenses

(131)
(170)
Net cash provided by operating activities
644
532
Cash flows from investing activities:
Purchases of property and equipment
(112)
(108)
Payments related to equity investments and business acquisitions, net of cash acquired

(223)
(668)
Proceeds from loan to affiliate
3
4
Capitalized software costs
(30)
(30)
Other

(10)
(6)
Net cash used in investing activities

(372)
(808)
Cash flows from financing activities:
Net change in bank credit lines
374
(98)
Proceeds from issuance of long-term debt

120
1,158
Principal payments for long-term debt

(193)
(457)
Debt issuance costs
-
(3)
Proceeds from issuance of stock upon exercise of stock options

3
1
Payments for repurchases and retirement of common stock

(310)
(200)
Payments for taxes related to shares withheld for employee taxes
(9)
(34)
Distributions to noncontrolling shareholders
(36)
(41)
Acquisitions of noncontrolling interests in subsidiaries

(255)
(19)
Net cash provided by (used in) financing activities
(306)
307
Effect of exchange rate changes on cash and cash equivalents
(11)
18
Net change in cash and cash equivalents
(45)
49
Cash and cash equivalents, beginning of period

171
117
Cash and cash equivalents, end of period

$
126
$
166

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

The results of
operations for the three and nine months ended September 28, 2024 are not necessarily indicative of the results to
be expected for any other interim period or for the year ending December 28, 2024.
Our condensed consolidated financial statements reflect estimates and assumptions made by us that affect, among
other things, our goodwill, long-lived asset and definite-lived intangible asset valuation; inventory valuation; equity
investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income
tax contingencies; the allowance for credit losses; hedging activity; supplier rebates; measurement of compensation
cost for certain share-based performance awards and cash bonus plans; and

pension plan assumptions.
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

At September 28, 2024
and December 30, 2023, certain trade accounts receivable that can only be used to settle obligations of this VIE
were $
341

million and $
284

million, respectively, and the liabilities of this VIE where the creditors have recourse to us were $
210

million and $
210

million, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
10
Note 2 – Significant Accounting Policies and Recently Issued Accounting

Standards
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three and nine months ended
September 28, 2024, as compared to the significant accounting policies described in Item 8 of our Annual Report
on Form 10-K for the year ended December 30, 2023.
Recently Issued Accounting Standards
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2024-01, “ Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and
Similar Awards,
” which clarifies how to determine whether profits interest and similar awards should be accounted
for as a share-based payment arrangement under Topic 718 or within the scope of other guidance.

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
During the three and nine months ended September 28, 2024, we had a sales decrease in our dental and medical
distribution businesses, which we believe was primarily a result of lower sales to episodic customers following last
year’s cyber incident.
During the three and nine months ended September 28, 2024, we incurred $
1

million and $
9

million, respectively,
of expenses directly related to the cyber incident, mostly consisting of professional fees.

We maintain cyber
insurance, subject to certain retentions and policy limitations.

With respect to the October 2023 cyber incident, we
have a $
60

million insurance policy, following a $
5

million retention.

During the three and nine months ended
September 28, 2024, we received insurance proceeds of $
10

million and $
20

million, respectively, representing a
partial insurance recovery of losses related to the cyber incident.

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

Nine Months Ended
September 28, 2024 September 28, 2024
North
America International Global
North
America International Global
Net sales:
Health care distribution

Dental

$
1,089
$
763
$
1,852
$
3,321
$
2,369
$
5,690
Medical

1,076
25
1,101
3,060
80
3,140
Total health care distribution
2,165
788
2,953
6,381
2,449
8,830
Technology

and value-added services

190
31
221
565
87
652
Total net sales $
2,355
$
819
$
3,174
$
6,946
$
2,536
$
9,482
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
Contract Liabilities
At September 28, 2024,

December 30, 2023, and December 31, 2022, the current and non-current contract
liabilities were $
76

million and $
8

million; $
89

million and $
9

million; and $
86

million and $
8

million,
respectively.

During the nine months ended September 28, 2024, we recognized,

in net sales, $
72

million of the
amount that was previously deferred at December 30, 2023.

During the nine months ended September 30, 2023,
we recognized in net sales $
70

million of the amount that was previously deferred at December 31, 2022.

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

Our technology offerings include practice management software systems for dental practitioners.

Our value-added practice solutions include practice consultancy, education, revenue cycle management and financial services on a non-recourse basis,

e-services, continuing education services
for practitioners,

practice technology, network and hardware services,

and other services.
The following tables present information about our reportable and operating segments:

Three Months Ended Nine Months Ended
September 28, September 30, September 28, September 30,
2024 2023 2024 2023
Net sales:
Health care distribution (1)
Dental

$
1,852
$
1,882
$
5,690
$
5,737
Medical

1,101
1,070
3,140
2,991
Total health care distribution
2,953
2,952
8,830
8,728
Technology

and value-added services
(2)
221
210
652
594
Total

$
3,174
$
3,162
$
9,482
$
9,322
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

Three Months Ended Nine Months Ended
September 28, September 30, September 28, September 30,
2024 2023 2024 2023
Operating Income:
Health care distribution

$
118
$
160
$
390
$
471
Technology

and value-added services

39
40
76
105
Total $
157
$
200
$
466
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
The following table summarizes the identifiable intangible assets acquired as part of the acquisition of TriMed:

2024
Weighted Average

Useful
Lives (in years)
Product development $
204
9
Trademarks / Tradenames
9
7
In process research & development
8
Not Applicable
Total $
221
Except for in-process research and development (“IPR&D”), intangible assets acquired as a result of the TriMed
acquisition are being amortized over their estimated useful lives using the straight-line method of amortization.

The IPR&D is accounted for as an indefinite-lived intangible asset and is not amortized until completion or
abandonment of the associated research and development efforts.

IPR&D is tested for impairment annually or
periodically if an indicator of impairment exists during the period until completion.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
15

The accounting for the acquisition of TriMed has not been completed in several areas,

including but not limited to
pending assessments of accounts receivable, right-of-use lease assets,

accrued liabilities, lease liabilities, income
and non-income based taxes.

During the three months ended September 28, 2024, we did not record any material
measurement period adjustments.

We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.
Pro forma financial information has not been presented because the impact of the TriMed acquisition during the
three and nine months ended September 28, 2024 was immaterial to our condensed consolidated financial
statements.
Other 2024 Acquisitions
During the nine months ended September 28, 2024, we acquired companies within the health care distribution and
technology and value-added services segments.

Our acquired ownership interest in these companies range from
51
% to
100
%.

Total consideration for these acquisitions was $
113

million.

Net assets acquired primarily consisted
of $
59

million of goodwill and $
64

million of intangible assets.

The intangible assets acquired consisted of
customer relationships and lists of $
33

million, trademarks and tradenames of $
24

million, product development of
$
5

million and non-compete agreements of $
2

million.

Weighted average useful lives for these acquired intangible
assets were
11

years,
7

years,
9

years and
5

years, respectively.
During the nine months ended September 28, 2024, we completed the accounting for certain acquisitions that
occurred in fiscal year 2024 and we did not record any material measurement period adjustments related to these
acquisitions.

The accounting for other acquisitions in fiscal year 2024 has not been completed in several areas,
including but not limited to pending assessment of accounts receivable,

right-of-use lease assets, lease liabilities,
accrued liabilities and non-income based taxes.
Goodwill is a result of the synergies and cross-selling opportunities that these acquisitions are expected to provide
for us, as well as the expected growth potential.

The majority of the acquired goodwill is not deductible

for tax
purposes.
During the three and nine months ended September 28, 2024, in connection with an acquisition of a controlling
interest of an affiliate, we recognized a gain of approximately $
19

million related to the remeasurement to fair value
of our previously held equity investment, using a discounted cash flow model based on Level 3 inputs, as defined in
Note 7 – Fair Value Measurements
,
which was recorded in selling, general and administrative

in the condensed
consolidated statements of income.

The impact of these acquisitions, individually and in the aggregate, was not considered material to our condensed
consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
16
2023 Acquisitions
Acquisition of Shield Healthcare
On October 2, 2023, we acquired a
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
in the Shield acquisition:

Final
Allocation
Acquisition consideration:
Cash $
289
Deferred consideration
22
Redeemable noncontrolling interests
37
Total consideration $
348
Identifiable assets acquired and liabilities assumed:
Current assets $
41
Intangible assets
166
Other noncurrent assets
16
Current liabilities
(24)
Deferred income taxes
(43)
Other noncurrent liabilities
(7)
Total identifiable

net assets
149
Goodwill
199
Total net assets acquired $
348
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
the S.I.N. acquisition:

Final Allocation
Acquisition consideration:
Cash $
329
Total consideration $
329
Identifiable assets acquired and liabilities assumed:
Current assets $
73
Intangible assets
87
Other noncurrent assets
48
Current liabilities
(33)
Long-term debt
(22)
Deferred income taxes
(38)
Other noncurrent liabilities
(27)
Total identifiable

net assets
88
Goodwill
241
Total net assets acquired $
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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
18
Acquisition of Biotech Dental
On April 5, 2023, we acquired a
57
% voting equity interest in Biotech Dental, a provider of dental implants,

clear
aligners, individualized prosthetics and innovative digital dental software based in France, for preliminary
consideration of $
423

million (including cash paid of $
216

million, $
25

million of contributed equity share in a
controlled subsidiary, and redeemable noncontrolling interests of $
182

million).

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
51
% to
100
%.

During the three and nine months ended September 28, 2024, we recorded an adjustment of
$
0

million and $
38

million, respectively, within selling, general and administrative in our condensed consolidated statements of income, representing a change in the fair value of contingent consideration related to a 2023
acquisition.
During the nine months ended September 28, 2024, we completed the accounting for certain fiscal year 2023
acquisitions.

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

financial statements.
Acquisition Costs
During the three and nine months ended September 28, 2024, we incurred $
2

million and $
5

million in acquisition
costs, respectively.

During the three and nine months ended September 30, 2023,

we incurred $
6

million and $
18
million in acquisition costs, respectively.

These costs are included in selling, general and administrative in our
condensed consolidated statements of income.

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

Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
based on Level 3 inputs within the fair value hierarchy, and as of September 28, 2024 and December 30, 2023 was
estimated at $
2,653

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
Intangible Assets
Assets measured on a non-recurring basis at fair value include intangibles.

Inputs for measuring intangibles are
classified as Level 3 within the fair value hierarchy.
Contingent Consideration
We estimate the fair value of contingent consideration payments as part of the acquisition price and record the estimated fair value of contingent consideration as a liability on our condensed consolidated balance sheet.

For
transactions accounted for as business combinations, subsequent changes in the estimated fair value of contingent
consideration payments are included in selling, general, and administrative expenses in our condensed consolidated
statements of income.

For transactions involving changes in our ownership in subsidiaries without a change in our
control, subsequent changes in the estimated fair value of contingent consideration payments are recognized in
additional paid-in capital in our condensed consolidated balance sheet.

We measure contingent consideration at the
fair value on a recurring basis using significant unobservable inputs classified as Level 3 of the fair value
hierarchy.

We use various valuation techniques, including the Monte Carlo simulation and probability-weighted scenarios, to determine the fair value of the contingent consideration liabilities on the acquisition date and at each
reporting period.

Our fair value measurement inputs include expected operating performance, discount and risk-
free rates, and credit spread.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
22
The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring
basis classified under the appropriate level of the fair value hierarchy as of

September 28, 2024 and December 30,
2023:

September 28, 2024
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
-
$
-
$
-
Derivative contracts undesignated
-
2
-
2
Total return

swap
-
2
-
2
Total assets

$
-
$
4
$
-
$
4
Liabilities:
Derivative contracts designated as hedges $
-
$
18
$
-
$
18
Derivative contracts undesignated
-
3
-
3
Contingent consideration
-
-
49
49
Total liabilities

$
-
$
21
$
49
$
70
Redeemable noncontrolling interests

$
-
$
-
$
832
$
832
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

September 28, December 30,
2024 2023
Revolving credit agreement $
50
$
200
Other short-term bank credit lines
588
64
Total

$
638
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

As of September 28, 2024 the
interest rate on this revolving credit facility was
4.96
% plus
1.18
% for a combined rate of
6.14
%.

As of December
30, 2023 the interest rate on this revolving credit facility was
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

As of September
28, 2024 and December 30, 2023, we had $
50

million and $
200

million in borrowings, respectively under this
revolving credit facility.

During the nine months ended September 28, 2024, the

average outstanding balance under
the Revolving Credit Agreement was approximately $
64

million.

As of September 28, 2024 and December 30,
2023, there were $
11

million and $
10

million of letters of credit, respectively, provided to third parties under the
Revolving Credit Agreement.
Other Short-Term Bank Credit

Lines
As of September 28, 2024 and December 30, 2023, we had various other short-term bank credit lines available, in
various currencies, with a maximum borrowing capacity of $
689

million and $
368

million, respectively.

As of
September 28, 2024 and December 30, 2023, $
588

million and $
64

million, respectively, were outstanding.

During
the nine months ended September 28, 2024, the average outstanding balances under our various other short-term
bank credit lines was approximately $
426

million.

As of September 28, 2024 and December 30, 2023, borrowings
under other short-term bank credit lines had weighted average interest rates of
5.94
% and
6.02
%, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
24
Long-term debt
Long-term debt consisted of the following:

September 28, December 30,
2024 2023
Private placement facilities

$
1,024
$
1,074
Term loan
722
741
U.S. trade accounts receivable securitization
210
210
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2031 at interest rates
from
0.00
% to
9.42
% at September 28, 2024 and

from
0.00
% to
9.42
% at December 30, 2023
52
54
Finance lease obligations
7
8
Total

2,015
2,087
Less current maturities

(109)
(150)
Total long-term debt

$
1,906
$
1,937

Private Placement Facilities
Our private placement facilities provided by
four

insurance companies, have a total facility amount of $
1.5

billion,
and are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance,
from time to time through
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
3.66
%, as of September 28, 2024 are presented in the following table:

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
July 11, 2026
.

We are required to
make quarterly payments of $
9

million from September 2024 through June 2026, with the remaining balance due in
July 2026.

Previously, we had been required to make quarterly payments of $
5

million from September 2023
through June 2024.

As of September 28, 2024, the borrowings outstanding under

this term loan were $
722

million.

At September 28, 2024, the interest rate under the Term Credit Agreement was
5.10
% plus
1.60
% for a combined
rate of
6.70
%.

As of December 30, 2023, the borrowings outstanding under

this term loan were $
741

million.

At
December 30, 2023, the interest rate under the Term Credit Agreement was
5.36
% plus
1.35
% for a combined rate
of
6.71
%.

However, we have a hedge in place that ultimately creates an effective fixed rate of
6.04
% and
5.79
% at
September 28, 2024 and December 30, 2023, respectively.

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
$
450

million with
two

banks as agents, and expires on
December 15, 2025
.
As of September 28, 2024 and December 30, 2023, the borrowings outstanding under this securitization facility
were $
210

million and $
210

million, respectively.

At September 28, 2024, the interest rate on borrowings under this facility was based on the
asset-backed commercial paper rate

of
5.28
% plus
0.75
%, for a combined rate of
6.03
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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
26
Note 9 – Income Taxes

For the nine months ended September 28, 2024 our effective tax rate was
25.1
%, compared to
22.5
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

As of September 28, 2024,

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
The total amount of unrecognized tax benefits, which are included in

“other liabilities” within our condensed
consolidated balance sheets, as of September 28, 2024 and December 30,

2023, was $
107

million and $
115

million,
respectively, of which $
99

million and $
107

million, respectively, would affect the effective tax rate if recognized.

It is possible that the amount of unrecognized tax benefits will change in the next 12 months, which may result in a
material impact on our condensed consolidated statements of income.
All tax returns audited by the IRS are officially closed through 2020.

The tax years subject to examination by the
IRS include years 2021 and forward.

In addition, limited positions reported in the 2017 tax year are subject to IRS
examination.
The amount of tax interest expense included as a component of the provision for taxes was $
1

million and $
3
million for the nine months ended September 28, 2024 and September

30, 2023,

respectively.

The total amount of
accrued interest is included in “other liabilities,” and was $
18

million as of September 28, 2024 and $
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

The 2022 Plan has
been completed as of July 31, 2024.

During the three months ended September 28, 2024 and

September 30, 2023,
in connection with our 2022 Plan, we recorded restructuring costs of

$
12

million and $
11

million, respectively.

During the nine months ended September 28, 2024 and September 30, 2023,

in connection with our 2022 Plan, we
recorded restructuring costs of $
37

million and $
59

million, respectively.

The restructuring costs for these periods
primarily related to severance and employee-related costs, accelerated amortization of right-of-use lease assets and
fixed assets, and other exit costs.

We expect to record immaterial charges associated with the 2022 Plan during the remainder of 2024.

On August 6, 2024, we committed to a new restructuring plan (the “2024

Plan”) to integrate recent acquisitions,
right-size operations and further increase efficiencies.

During the three and nine months ended September 28,
2024, we recorded restructuring charges associated with the 2024 Plan of $
36

million which primarily related to
severance and employee-related costs, accelerated amortization of right-of-use lease assets and fixed assets, and
other lease exit costs.

We expect to record restructuring charges associated with the 2024 Plan during the fourth quarter of 2024 and in 2025, however an estimate of the amount of these charges has not yet been determined.

Restructuring costs recorded for the three and nine months ended September

28, 2024 and September 30, 2023, in
connection with the 2022 Plan and 2024 Plan consisted of the following:

Three Months Ended

September 28, 2024
Nine Months Ended

September 28, 2024
Health Care
Distribution
Technology
and Value-
Added Services Total
Health Care
Distribution
Technology
and Value-
Added Services Total
2024 Plan
Severance and employee-related costs $
26
$
5
$
31
$
26
$
5
$
31
Accelerated depreciation and amortization
2
2
4
2
2
4
Exit and other related costs
1
-
1
1
-
1
Restructuring costs-2024 Plan $
29
$
7
$
36
$
29
$
7
$
36
2022 Plan
Severance and employee-related costs $
7
$
1
$
8
$
21
$
3
$
24
Accelerated depreciation and amortization
1
-
1
7
-
7
Exit and other related costs
1
2
3
4
2
6
Restructuring costs-2022 Plan $
9
$
3
$
12
$
32
$
5
$
37
Total restructuring

costs
$
38
$
10
$
48
$
61
$

$
73

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
28

Three Months Ended

September 30, 2023
Nine Months Ended

September 30, 2023
Health Care
Distribution
Technology
and Value-
Added Services Total
Health Care
Distribution
Technology
and Value-
Added Services Total
2022 Plan
Severance and employee-related costs $
6
$
-
$
6
$
36
$
4
$
40
Accelerated depreciation and amortization
3
1
4
12
2
14
Exit and other related costs
1
-
1
3
1
4
Loss on disposal of a business
-
-
-
1
-
1
Total restructuring

costs
$
10
$
1
$
11
$
52
$
7
$
59
The following table summarizes,

by plan year, the activity related to the liabilities associated with our restructuring initiatives under the 2022 Plan and the 2024 Plan for the nine months ended September 28, 2024.

The remaining
accrued balance of restructuring costs as of September 28, 2024, which primarily relates to severance and
employee-related costs, is included in accrued expenses: other within our condensed consolidated balance sheets.

Liabilities related to exited leased facilities are recorded within our current and non-current operating lease
liabilities within our condensed consolidated balance sheets.

2022 Plan 2024 Plan Total
Balance, December 30, 2023

$
23
$
-
$
23
Restructuring costs
37
36
73
Non-cash accelerated depreciation and amortization
(7)
(4)
(11)
Cash payments and other adjustments

(35)
(7)
(42)
Balance, September 28, 2024

$
18
$

$
43

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

Plaintiffs and the Company entered into a class action settlement agreement on September 13, 2024, and the court preliminarily approved the settlement on September 16,
2024.

Under the terms of the proposed settlement, all claims in the Cruz-Bermudez

Action will be dismissed, the
Cruz-Bermudez Action will be terminated, the Company will receive a release of claims from the class, and the
Company will pay $
2.9

million into a fund for class members.

The proposed settlement is subject to the court’s
final approval.

The court has scheduled a fairness hearing on the proposed settlement for February 14, 2025.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
30

Henry Schein, Inc. and its subsidiary, North American Rescue, LLC (“NAR”), were named as defendants in a qui tam lawsuit brought under the federal False Claims Act (“FCA”),

in an action entitled
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
R, Relators requested and obtained leave to file their Second Amended

Complaint on April 24, 2024.

On July 26,
2024, the court ruled on motions to dismiss filed by Henry Schein,

NAR and CAT-R.

The court dismissed the
claims against Henry Schein (without prejudice).

The motions to dismiss filed by NAR and CAT-R were
denied.

Relators’ FCA claims are based on allegations that NAR made false representations and certifications in
connection with, and sold and submitted false claims for payment to the federal government for, various medical
products that Relators contend violated certain “Buy American”

laws (e.g., the Berry Amendment and Trade
Agreements Act of 1979) and/or were not properly sterilized as noted

on the products’ packaging, and thus
misbranded.

These products include the CAT,

syringes, compressed gauze, tracheostomy kits, hypothermia
blankets, eye, ear, nose and throat kits, and trauma dressing.

Relators sought three times the amount of damages to
be proved at trial, statutory civil penalties, reasonable expenses, attorneys’

fees and costs, and prejudgment
interest.

Pursuant to a settlement for an immaterial amount, the

court has dismissed the case with prejudice.
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
As of September 28, 2024, we had accrued our best estimate of potential losses relating to claims that were
probable to result in liability and for which we were able to reasonably estimate a loss.

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

The ultimate number of shares delivered to recipients and the related compensation cost recognized as an
expense is based on our actual performance against the pre-determined performance metrics (in each case as
adjusted).
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

During the nine months ended September 28, 2024, we did
no
t grant any stock options.

Our condensed consolidated statements of income reflect pre-tax share-based compensation expense of $
10

million,
and $
30

million for the three and nine months ended September 28, 2024,

respectively.

For the three and nine
months ended September 30, 2023, we recorded pre-tax share-based compensation expense of $
14

million, and $
38
million.
Total unrecognized compensation cost related to unvested awards as of September 28, 2024 was $
83

million, which
is expected to be recognized over a weighted-average period of approximately
2.6

years.
Our condensed consolidated statements of cash flows present our stock-based compensation expense as a
reconciling adjustment between net income and net cash provided by operating activities for all periods presented.

There were no cash benefits associated with tax deductions in excess of recognized compensation for the nine
months ended September 28, 2024 and September 30, 2023.

The following table summarizes the stock option activity for the nine months ended September 28, 2024:

Stock Options
Weighted Average Weighted Average Aggregate
Exercise
Remaining Contractual

Intrinsic
Shares Price Life (in years)

Value
Outstanding at beginning of period

1,078,459
$
71.46

Granted

-

-

Exercised

(48,842)
62.71

Forfeited

(10,980)
85.31

Outstanding at end of period

1,018,637
$
71.73

6.8

$
6
Options exercisable at end of period

887,589
$
69.70

Weighted Average Weighted Average Aggregate
Number of Exercise Remaining Contractual Intrinsic
Options Price Life (in years) Value
Expected to vest
131,048
$
85.51
7.5
$
-

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
33
The following tables summarize the activity of our unvested RSUs for the nine months ended September 28, 2024:

Time-Based Restricted Stock Units Performance-Based Restricted Stock Units
Weighted

Weighted

Average

Intrinsic

Average

Intrinsic
Grant Date Fair Value Grant Date Fair Value
Shares/Units Value Per Share Per Share Shares/Units Value Per Share Per Share
Outstanding at beginning of period

1,655,393
$
70.34
208,742
$
78.02
Granted

465,339
75.83
329,118
76.70
Vested

(329,115)
63.00
(8,262)
66.53
Forfeited

(87,304)
77.19
(55,976)
79.69
Outstanding at end of period

1,704,313
$
72.92
$
73.22
473,622
$
75.91
$
73.22
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

The components of the change in the redeemable noncontrolling interests for the nine months ended September 28, 2024 and the year ended December 30, 2023 are presented in the
following table:

September 28, December 30,
2024 2023
Balance, beginning of period

$
864
$
576
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(257)
(19)
Increase in redeemable noncontrolling interests due to business acquisitions
172
326
Net income attributable to redeemable noncontrolling interests

-
6
Distributions declared, net of capital contributions
(30)
(19)
Effect of foreign currency translation gain (loss) attributable to redeemable noncontrolling interests

(4)
5
Change in fair value of redeemable securities

87
(11)
Balance, end of period

$
832
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

September 28, December 30,
2024 2023
Attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment

$
(36)
$
(32)
Attributable to noncontrolling interests:
Foreign currency translation adjustment

$
-
$
(1)
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(243)
$
(188)
Unrealized gain loss from hedging activities

(16)
(13)
Pension adjustment loss

(5)
(5)
Accumulated other comprehensive loss

$
(264)
$
(206)
Total Accumulated

other comprehensive loss

$
(300)
$
(239)
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

Three Months Ended Nine Months Ended
September 28, September 30, September 28, September 30,
2024 2023 2024 2023
Net income $
99
$
143
$
302
$
419
Foreign currency translation gain (loss)
58
(45)
(58)
(17)
Tax effect

-
-
-
-
Foreign currency translation gain (loss)
58
(45)
(58)
(17)
Unrealized gain (loss) from hedging activities
(25)
9
(4)
3
Tax effect

7
(3)
1
(1)
Unrealized gain (loss) from hedging activities
(18)
6
(3)
2
Comprehensive income

$
139
$
104
$
241
$
404
Our financial statements are denominated in U.S. Dollars.

Fluctuations in the value of foreign currencies as
compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The foreign currency
translation gain (loss) during the nine months ended September 28, 2024 and nine months ended September 30,
2023 was primarily due to changes in foreign currency exchange rates of the Brazilian Real, British Pound, Euro,
Swiss Franc, Canadian Dollar, and Australian Dollar.
The hedging gain (loss) during the three and nine months ended September

28, 2024, and September 30, 2023 was
attributable to a net investment hedge.
The following table summarizes our total comprehensive income, net of applicable taxes as follows:

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
35

Three Months Ended Nine Months Ended
September 28, September 30, September 28, September 30,
2024 2023 2024 2023
Comprehensive income attributable to
Henry Schein, Inc.

$
127
$
100
$
238
$
384
Comprehensive income attributable to
noncontrolling interests

-
4
7
10
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests

12
-
(4)
10
Comprehensive income

$
139
$
104
$
241
$
404
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

Three Months Ended Nine Months Ended
September 28, September 30, September 28, September 30,
2024 2023 2024 2023
Basic

126,124,715
130,388,353
127,550,045
130,888,717
Effect of dilutive securities:
Stock options and restricted stock units

930,219
1,053,782
948,449
1,260,455
Diluted

127,054,934
131,442,135
128,498,494
132,149,172
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:

Three Months Ended Nine Months Ended
September 28, September 30, September 28, September 30,
2024 2023 2024 2023
Stock options
412,574
424,005
416,065
426,237
Restricted stock units
17,627
7,362
16,339
15,072
Total anti-dilutive

securities excluded from earnings per
share computation
430,201
431,367
432,404
441,309
Note 16 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Nine Months Ended
September 28, September 30,
2024 2023
Interest $
92
$
52
Income taxes
127
178
For the nine months ended September 28, 2024 and September 30, 2023, we had

$
(4)

million and $
3

million of
non-cash net unrealized gains (losses) related to hedging activities,

respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
36
Note 17 – Related Party Transactions
In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was
formed on July 1, 2018, we entered into a ten-year

royalty agreement with Internet Brands whereby we will pay
Internet Brands approximately $
31

million annually for the use of their intellectual property.

During the three and
nine months ended September 28, 2024, we recorded $
8

million and $
23

million, respectively, within selling,
general and administrative in our condensed consolidated statements of income,

in connection with costs related to
this royalty agreement.

During the three and nine months ended September 30, 2023 we recorded

$
8

million and
$
23

million, respectively, within selling, general and administrative in our condensed consolidated statements of income, in connection with costs related to this royalty agreement.

As of September 28, 2024 and December 30,
2023, Henry Schein One, LLC had a net payable balance to Internet

Brands of $
10

million and $
1

million,
respectively, comprised of amounts related to results of operations and the royalty agreement.

The components of
this payable are recorded within accrued expenses: other within our condensed consolidated balance sheets.
We have interests in entities that we account for under the equity accounting method.

In our normal course of
business, during the three and nine months ended September 28, 2024, we recorded net sales of $
14

million and
$
38

million respectively, to such entities.

During the three and nine months ended September 30, 2023, we recorded net sales of $
11

million and $
34

million respectively, to such entities.

During the three and nine months
ended September 28, 2024, we purchased $
2

million and $
8

million respectively, from such entities.

During the
three and nine months ended September 30, 2023, we purchased $
1

million and $
7

million respectively, from such
entities.

At September 28, 2024 and December 30, 2023, we had an aggregate

$
32

million and $
32

million,
respectively, due from our equity affiliates, and $
8

million and $
5

million, respectively, due to our equity affiliates.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

These
leases are classified as operating leases and have a remaining lease term ranging from
six months

to
13

years.

As
of September 28, 2024, current and non-current liabilities associated with related party operating leases were $
6
million and $
22

million, respectively.

At September 28, 2024, related party leases represented
7.4
% and
8.3
% of
the total current and non-current operating lease liabilities, respectively.

At December 30, 2023, current and non-
current liabilities associated with related party operating leases were $
5

million and $
23

million, respectively.

At
December 30, 2023, related party leases represented
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
During the three and nine months ended September 28, 2024, we had a sales decrease in our dental and medical
distribution businesses, which we believe was primarily a result of lower sales to episodic customers following last
year’s cyber incident.

We have a number of programs underway focused on re-establishing these customers.
We maintain cyber insurance, subject to certain retentions and policy limitations.

With respect to the October 2023
cyber incident, we have a $60 million insurance policy, following a $5 million retention.

During the three and nine
months ended September 28, 2024, we received insurance proceeds of

$10 million and $20 million, respectively,
representing a partial insurance recovery of losses related to the cyber incident.

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

We are focused on building relationships with decision makers who do not reside in the office-based practitioner setting.
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
Results of Operations
The following tables summarize the significant components of our operating results for the three and nine months
ended September 28, 2024 and September 30, 2023 and cash flows for the nine months ended September 28, 2024
and September 30, 2023:
Three Months Ended Nine Months Ended
September 28, September 30, September 28, September 30,
2024 2023 2024 2023
Operating results:
Net sales

$ 3,174 $ 3,162 $ 9,482 $ 9,322
Cost of sales

2,181 2,167 6,459 6,386
Gross profit

993 995 3,023 2,936
Operating expenses:
Selling, general and administrative

724 725 2,296 2,149
Depreciation and amortization 64 59 188 152
Restructuring costs
48 11 73 59
Operating income $ 157 $ 200 $ 466 $ 576
Other expense, net

$ (29) $ (21) $ (79) $ (48)
Net income 99 143 302 419
Net income attributable to Henry Schein, Inc. 99 137 296 398
Nine Months Ended
September 28, September 30,
2024 2023
Cash flows:

Net cash provided by operating activities $ 644 $ 532
Net cash used in investing activities (372) (808)
Net cash provided by (used in) financing activities (306) 307

Plans of Restructuring
On August 1, 2022, we committed to a restructuring plan (the “2022 Plan”)

focused on funding the priorities of the
BOLD+1 strategic plan, streamlining operations and other initiatives to increase efficiency.

The 2022 Plan has
been completed as of July 31, 2024.

During the three months ended September 28, 2024 and

September 30, 2023,
in connection with our 2022 Plan, we recorded restructuring costs of

$12 million and $11 million, respectively.

During the nine months ended September 28, 2024 and September 30, 2023,

in connection with our 2022 Plan, we
recorded restructuring costs of $37 million and $59 million, respectively.

The restructuring costs for these periods
primarily related to severance and employee-related costs, accelerated amortization of right-of-use lease assets and
fixed assets, and other exit costs.

We expect to record immaterial charges associated with the 2022 Plan during the remainder of 2024.

On August 6, 2024, we committed to a new restructuring plan (the “2024

Plan”) to integrate recent acquisitions,
right-size operations and further increase efficiencies.

During the three and nine months ended September 28,
2024, we recorded restructuring charges associated with the 2024 Plan of $36 million which primarily related to
severance and employee-related costs, accelerated amortization of right-of-use lease assets and fixed assets, and
other lease exit costs.

We expect to record restructuring charges associated with the 2024 Plan during the fourth quarter of 2024 and in 2025, however an estimate of the amount of these charges has not yet been determined.

Three Months Ended September 28, 2024 Compared to Three Months Ended September 30, 2023
Note: Percentages for Net Sales; Gross Profit; Operating Expenses; Other Expense,

Net; and Income Taxes are
based on actual values and may not recalculate due to rounding.
Net Sales
Net sales were as follows:
September 28, % of September 30, % of Increase / (Decrease)
2024 Total 2023 Total $ %
Health care distribution
(1)
Dental

$ 1,852 58.4% $ 1,882 59.5% $ (30) (1.6) %
Medical

1,101 34.7 1,070 33.9 31 2.9

Total health care distribution

2,953 93.1 2,952 93.4 1 -
Technology and value-added services
(2)
221 6.9 210 6.6 11 5.1
Total

$ 3,174 100.0% $ 3,162 100.0% $ 12 0.4%
The components of our sales growth were as follows:
Total Local
Currency
Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Currency Growth
Local Internal
Growth
Acquisition
Growth
Health care distribution
(1)
Dental Merchandise (2.5) % 0.3% (2.2) % (0.6) % (2.8) %
Dental Equipment 1.8 0.9 2.7 0.1 2.8
Total Dental (1.6) 0.5 (1.1) (0.5) (1.6)
Medical (4.8) 7.6 2.8 0.1 2.9
Total Health Care Distribution (2.7) 3.0 0.3 (0.3) -
Technology and value-added services
(2)
(1.1) 6.0 4.9 0.2 5.1
Total (2.6) % 3.2% 0.6% (0.2) % 0.4%
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
Global Sales
Global net sales for the three months ended September 28, 2024 increased 0.4%.

The components of our sales
growth are presented in the table above.
The 2.6% decrease in our internally generated local currency sales was primarily attributable to the slower than
anticipated pace of recovery from the cyber incident, the challenging economic environment in certain markets and
lower sales of PPE products and COVID-19 test kits, partially offset by sales growth in dental equipment and dental
specialty products.

For the three months ended September 28, 2024, the estimated decrease in internally generated
local currency sales, excluding PPE products and COVID-19

test kits, was 2.2%.
We estimate that sales of PPE products and COVID-19 test kits were approximately $157 million and $175 million for the three months ended September 28, 2024 and September 30, 2023,

respectively, representing an estimated
decrease of $18 million, or 10.1% versus the prior year, with the $18 million net decrease year-over-year representing 0.6% of global net sales for the three months ended September

28, 2024.

Dental
Dental net sales for the three months ended September 28, 2024 decreased 1.6%.

The components of our sales
decline are presented in the table above.
The decrease in local currency sales was attributable to a 1.6% decrease in internally generated local currency sales
of dental merchandise,

partially offset by an increase in internally generated local currency sales of dental equipment and dental specialty products and sales from entities acquired during the twelve months ended
September 28, 2024.

The decrease in internally generated local currency sales

of dental merchandise was primarily
attributable to the slower than anticipated pace of recovery from the cyber incident,

the challenging economic
environment in certain markets, and lower sales of PPE products.

The increase in internally generated local
currency sales of dental equipment was primarily attributable to certain international markets and traditional
equipment and our parts and service business in North America, partially offset by a decline in digital imaging in
North America.
We estimate that sales of PPE products were approximately $72 million and $83 million for the three months ended
September 28, 2024 and September 30, 2023, respectively, representing an estimated decrease of $11 million, or
13.0% versus the prior year, with the $11 million net decrease year-over-year representing 0.6% of dental net sales for the three months ended September 28, 2024.

The decrease in sales of PPE products was primarily due to lower glove prices.

The estimated decrease in internally generated local currency sales, excluding PPE products,

was
1.0%.

Medical
Medical net sales for the three months ended September 28, 2024 increased 2.9%.

The components of our sales
growth are presented in the table above.
The increase in local currency sales was attributable to our expansion in the Home Solutions market,

including the
acquisition of Shield Healthcare during the year ended December

30, 2023, and our acquisition of TriMed, Inc.
during the second quarter of 2024, partially offset by a 4.8% decrease in internally generated local currency medical
sales, resulting from

the slower than anticipated pace of recovery from the cyber incident,

the conversion of
certain pharmaceutical products

to lower priced generics,

and lower sales of influenza vaccines,

PPE products and
COVID-19 test kits.
We estimate that sales of PPE products and COVID-19 test kits were approximately $85 million and $92 million for the three months ended September 28, 2024 and September 30, 2023,

respectively, representing an estimated
decrease of $7 million, or 7.5%

versus the prior year, with the $7 million net decrease year-over-year representing
0.6% of medical net sales for the three months ended September 28, 2024.

The decrease in sales of these products
was primarily due to lower market prices of PPE products (primarily lower glove pricing).

The estimated decrease
in internally generated local currency sales, excluding PPE

products and COVID-19 test kits,

was 4.6%.
Technology and value-added services
Technology and value-added services net sales for the three months ended September 28, 2024 increased 5.1%.

The components of our sales growth are presented in the table above.

The internally generated local currency
increase in technology and value-added services sales was primarily attributable to entities acquired during the
twelve months ended September 28, 2024,

a continued increase in the number of cloud-based users of our practice management software and an increase in revenue cycle management solutions.

Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
September 28, Gross September 30, Gross Increase / (Decrease)
2024 Margin % 2023 Margin % $ %
Health care distribution

$ 844 28.6% $ 851 28.8% $ (7) (0.9) %
Technology and value-added services 149 67.8 144 68.7 5 3.8
Total

$ 993 31.3 $ 995 31.5 $ (2) (0.2)
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

Health care distribution gross profit for the three months ended September

28, 2024 was relatively flat compared to
the prior-year-period.
Technology and value-added services gross profit increased as a result of gross profit from acquisitions, partially offset by lower internally generated sales.
Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring costs) by segment and in total were as follows:
% of % of
September 28, Respective September 30, Respective Increase
2024 Net Sales 2023 Net Sales $ %
Health care distribution

$ 726 24.6% $ 691 23.4% $ 35 5.1%
Technology and value-added services

110 50.1 104 49.7 6 6.0
Total

$ 836 26.3 $ 795 25.1 $ 41 5.2
The net increase (decrease) in operating expenses is attributable to the following:
Operating Costs Restructuring Costs Acquisitions Total
Health care distribution

$ (18) $ 28 $ 25 $ 35
Technology and value-added services (6) 9 3 6
Total

$ (24) $ 37 $ 28 $ 41
The components of the net increase in total operating expenses are presented in the table above.

The increase in
operating costs during the three months ended September 28, 2024 includes increases in payroll and payroll related
costs in both of our reportable segments, as well as increased acquisition intangible amortization in our healthcare
distribution segment, partially offset by a gain of $19 million related to the remeasurement to fair value of a
previously held equity investment within our healthcare distribution segment.

During the three months ended September 28, 2024,

we also incurred $1 million of expenses, within our health care distribution segment, directly related to the cyber incident,

mostly consisting of professional fees.

During the three
months ended September 28, 2024, we received insurance proceeds of

$10 million, recorded as a reduction of
selling, general and administrative expenses, representing a partial insurance recovery of losses related to the cyber
incident.
Other Expense, Net
Other expense, net was as follows:
September 28, September 30, Variance
2024 2023 $ %
Interest income

$ 7 $ 6 $ 1 (3.2) %
Interest expense

(34) (25) (9) (31.9)
Other, net

(2) (2) - (45.4)
Other expense, net

$ (29) $ (21) $ (8) (36.4)
Interest expense increased primarily due to increased borrowings and increased interest rates.
Income Taxes
Our effective tax rate was 24.7% for the three months ended September 28, 2024, compared to 21.9% for the prior
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

As of September 28, 2024, the impact of the
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

tax liabilities.

Nine Months Ended September 28, 2024 Compared to Nine Months Ended September

30, 2023
Note: Percentages for Net Sales; Gross Profit; Operating Expenses; Other

Expense, Net; and Income Taxes are
based on actual values and may not recalculate due to rounding.
Net Sales
Net sales were as follows:
September 28, % of September 30, % of Increase / (Decrease)
2024 Total 2023 Total $ %
Health care distribution (1)
Dental

$ 5,690 60.0% $ 5,737 61.5% $ (47) (0.8) %
Medical

3,140 33.1 2,991 32.1 149 5.0
Total health care distribution

8,830 93.1 8,728 93.6 102 1.2
Technology and value-added services (2) 652 6.9 594 6.4 58 9.7
Total

$ 9,482 100.0% $ 9,322 100.0% $ 160 1.7%
The components of our sales growth were as follows:
Total Local
Currency
Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Currency Growth
Local Internal
Growth
Acquisition
Growth
Health care distribution (1)
Dental Merchandise (3.0) % 1.9% (1.1) % (0.2) % (1.3) %
Dental Equipment 0.5 0.4 0.9 - 0.9
Total Dental (2.2) 1.5 (0.7) (0.1) (0.8)
Medical (3.3) 8.3 5.0 - 5.0
Total Health Care Distribution (2.6) 3.9 1.3 (0.1) 1.2
Technology and value-added services (2) 1.9 7.7 9.6 0.1 9.7
Total (2.3) % 4.1% 1.8% (0.1) % 1.7%
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
Global Sales
Global net sales for the nine months ended September 28, 2024 increased 1.7%.

The components of our sales
growth are presented in the table above.
The 2.3% decrease in our internally generated local currency sales was primarily attributable to the slower than
anticipated pace of recovery from the cyber incident, the challenging economic environment in certain markets and
lower sales of PPE products.

For the nine months ended September 28, 2024, the estimated decrease in internally
generated local currency sales, excluding PPE products and COVID-19 test kits, was 1.7%.
We estimate that sales of PPE products and COVID-19 test kits were approximately $478 million and $540 million for the nine months ended September 28, 2024 and September 30, 2023,

respectively, representing an estimated
decrease of $62 million, or 11.3%

versus the prior year, with the $62 million net decrease year-over-year representing 0.6% of global net sales for the nine months ended September

28, 2024.

Dental
Dental net sales for the nine months ended September 28, 2024 decreased

0.8%.

The components of our sales
decline are presented in the table above.

The decrease in local currency sales was attributable to a decrease in internally generated local currency sales for
dental merchandise of 2.2%,

partially offset by sales growth in internally generated local currency sales for dental equipment and dental specialty products.

The decrease in internally generated local currency sales of dental merchandise was primarily attributable to the slower than anticipated pace of recovery from the cyber incident, the
challenging economic environment in certain markets, and lower sales of PPE products.

Our sales growth in
internally generated local currency sales for dental equipment was primarily due to growth in North America for
traditional equipment and our parts and service business, partially offset by lower North American digital
equipment sales and declines in certain international markets, and some sales shifting into the first quarter of 2024
due to the delay of equipment installations during the fourth quarter of 2023 resulting from the impact of the cyber
incident.
We estimate that sales of PPE products were approximately $228 million and $264 million for the nine months ended September 28, 2024 and September 30, 2023, respectively, representing an estimated decrease of $36 million, or 13.4%

versus the prior year, with the $36 million net decrease year-over-year representing 0.6%

of
dental net sales for the nine months ended September 28, 2024.

The decrease in sales of PPE products was
primarily due to lower glove prices and reduced demand following the cyber incident.

The estimated decrease in
internally generated local currency sales, excluding PPE products,

was 1.6%.

Medical
Medical net sales for the nine months ended September 28, 2024 increased

5.0%.

The components of our sales
growth are presented in the table above.
The increase in local currency sales was attributable to our expansion in the Home Solutions market,

including the
acquisition of Shield Healthcare during the year ended December 30, 2023,

offset by a decrease of 3.3% in
internally generated local currency medical sales, resulting from the slower than anticipated pace of recovery from
the cyber incident, the conversion of certain pharmaceutical products to lower priced generics, and lower sales of
PPE products and influenza vaccines,

partially offset by strong sales of point-of-care diagnostics including multi-
assay flu/COVID combination test kits.
We estimate that sales of PPE products and COVID-19 test kits were approximately $250 million and $276 million for the nine months ended September 28, 2024 and September 30, 2023,

respectively, representing an estimated
decrease of $26 million, or 9.4% versus the prior year, with the $26 million net decrease year-over-year representing 0.8% of medical net sales for the nine months ended September

28, 2024.

The decrease in sales of
these products was primarily due to lower market prices of PPE products (primarily lower glove pricing).

The
estimated decrease in internally generated local currency sales, excluding

PPE products and COVID-19 test kits,
was 2.6%.
Technology and value-added services
Technology and value-added services net sales for the nine months ended September 28, 2024 increased 9.7%.

The
components of our sales growth are presented in the table above.

The internally generated local currency increase
of 1.9% in technology and value-added services sales was primarily attributable to a continued increase in the
number of cloud-based users of our practice management software and an increase in revenue cycle management
solutions and our analytical products.

Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
September 28, Gross September 30, Gross Increase
2024 Margin % 2023 Margin % $ %
Health care distribution

$ 2,586 29.3% $ 2,534 29.0% $ 52 2.0%
Technology and value-added services 437 67.1 402 67.6 35 8.8
Total

$ 3,023 31.9 $ 2,936 31.5 $ 87 2.9
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

Health care distribution gross profit for the nine months ended September 28, 2024 increased compared to the
prior-year-period due to gross profit from acquisitions and gross margin expansion as a result of a favorable impact of sales mix of higher-margin products.
Technology and value-added services gross profit increased as a result of a higher gross profit from internally generated sales and gross profit from acquisitions.
Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring costs) by segment and in total were as follows:
% of % of
September 28, Respective September 30, Respective Increase
2024 Net Sales 2023 Net Sales $ %
Health care distribution

$ 2,196 24.9% $ 2,063 23.6% $ 133 6.5%
Technology and value-added services

361 55.4 297 50.1 64 21.4
Total

$ 2,557 27.0 $ 2,360 25.3 $ 197 8.3
The net increase in operating expenses is attributable to the following:
Operating Costs Restructuring Costs Acquisitions Total
Health care distribution

$ 11 $ 9 $ 113 $ 133
Technology and value-added services 44 5 15 64
Total

$ 55 $ 14 $ 128 $ 197
The components of the net increase in total operating expenses are presented in the table above.

The increase in
operating costs during the nine months ended September 28, 2024 includes increases in payroll and payroll related
costs, travel, convention expenses and litigation settlement costs in both of our reportable segments, as well as
increased acquisition intangible amortization in our healthcare distribution segment, partially offset by a gain of
$19 million related to the remeasurement to fair value of a previously held equity investment within our healthcare

distribution segment.

The impact from this remeasurement gain was similar to that of a remeasurement gain related
to another buy-up of a business within our healthcare distribution segment during the nine months ended September
30, 2023.
We
also recorded an increase of $38 million in accrued contingent consideration related to a 2023 acquisition in our
technology and value-added services segment.

During the nine months ended September 28, 2024, we also
incurred $12 million of expenses, within our health care distribution segment,

directly related to the cyber incident,
mostly consisting of professional fees.

During the nine months ended September 28, 2024, we received insurance
proceeds of $20 million, recorded as a reduction of selling, general and administrative expenses, representing a
partial insurance recovery of losses related to the cyber incident.
Other Expense, Net
Other expense, net was as follows:
September 28, September 30, Variance
2024 2023 $ %
Interest income

$ 18 $ 12 $ 6 44.7%
Interest expense

(96) (58) (38) (64.7)
Other, net

(1) (2) 1 (82.4)
Other expense, net

$ (79) $ (48) $ (31) (63.8)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings and increased interest rates.
Income Taxes
Our effective tax rate was 25.1% for the nine months ended September 28, 2024, compared to 22.5% for the prior
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

As of September 28, 2024, the impact of the
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
Net cash provided by operating activities was $644 million for the nine months ended September 28, 2024,
compared to net cash provided by operating activities of $532 million for the prior year.

The net change of $112
million was primarily attributable to changes in working capital accounts,

primarily accounts receivable and
inventory; partially offset by lower cash net income.

During the nine months ended September 28, 2024, the cyber
incident had several residual impacts to the operating cash flows from our working capital, net of acquisitions,
including an increase in operating cash flows from accounts receivable due to improved collection levels and
decreased cash flows from accounts payable and accrued expenses resulting from previously delayed payments.
Net cash used in investing activities was $372 million for the nine months ended September 28, 2024, compared to
net cash used in investing activities of $808 million for the prior year.

The net change of $436 million was
primarily attributable to decreased payments for equity investments and business acquisitions.
Net cash used in financing activities was $306 million for the nine months ended September 28, 2024, compared to
net cash provided by financing activities of $307 million for the prior year.

The net change of $613 million was
primarily due to decreased net borrowings from debt to finance our investments and increased acquisitions of
noncontrolling interests in subsidiaries and increased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources:
September 28, December 30,
2024 2023
Cash and cash equivalents

$ 126 $ 171
Working

capital

(1)
1,218 1,805
Debt:
Bank credit lines

$ 638 $ 264
Current maturities of long-term debt

109 150
Long-term debt

1,906 1,937
Total debt

$ 2,653 $ 2,351
Leases:
Current operating lease liabilities $ 77 $ 80
Non-current operating lease liabilities 262 310
(1)

Includes $341 million and $284 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at September 28, 2024 and December 30, 2023, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations increased to 48.6 days as of September 28, 2024
from 43.7 days as of September 30, 2023, which was primarily attributable to the impact of the cyber incident.

During the nine months ended September 28, 2024, we wrote off approximately $7 million of fully reserved
accounts receivable against our trade receivable reserve.

Our inventory turns from operations increased to 5.0 as of
September 28, 2024 from 4.5 as of September 30, 2023.

Our working capital accounts may be impacted by current
and future economic conditions.
Leases
We
have operating and finance leases for corporate offices, office space, distribution and other facilities,

vehicles
and certain equipment.

Our leases have remaining terms of approximately one year

to approximately 17 years,
some of which may include options to extend the leases for up to 15 years.

As of September 28, 2024, our right-of-
use assets related to operating leases were $304 million and our current and non-current operating lease liabilities
were $77 million and $262 million, respectively.
Stock Repurchases
On July 31, 2024 our Board of Directors authorized the repurchase of up to an additional $500 million in shares of
our common stock.
From March 3, 2003 through September 28, 2024, we repurchased $5.1 billion, or 94,763,315 shares, under our
common stock repurchase programs, with $455 million available as of September 28, 2024 for future common
stock share repurchases.

Subject to market conditions and other factors, we plan to continue to accelerate our share
repurchase activity in light of our favorable cash position.
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

As of September 28, 2024 and December 30, 2023, our balance

for

redeemable noncontrolling interests was $832 million and $864 million,

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
Changes in Internal Control over Financial Reporting
The combination of acquisitions,

including the acquisition of TriMed Inc. (“TriMed”), continued acquisition integrations and systems implementation activity undertaken during the quarter and carried over from prior quarters
when considered in the aggregate, represents a material change in our internal control over financial reporting. As
previously reported, the full integration of TriMed will extend beyond year-end and, therefore, we anticipate excluding TriMed from our annual assessment of internal control over financial reporting as of December

28, 2024,
as permitted by related SEC staff interpretive guidance for newly acquired businesses.
During the quarter ended September 28, 2024, we completed the acquisition of a dental distribution business and
acquired a controlling interest of a dental affiliate in Europe.

Also, post-acquisition integration related activities
continued for our dental and medical businesses acquired during prior quarters.

These acquisitions, the majority of
which utilize separate information and financial accounting systems,

have been included in our condensed
consolidated financial statements since their respective dates of acquisition.
Also, during the quarter ended September 28, 2024, we completed the systems implementation activities for
implementing a new e-commerce system for certain dental distribution businesses in the UK and Ireland.

Additionally, we completed the systems implementation activities related to the integration of a previously acquired
Australian medical distribution business into our existing Australian

ERP system.

Finally, we continued systems
implementation activities for two of our dental distribution businesses in France and Brazil.
All acquisitions, continued acquisition integrations and systems implementation activities involve necessary and
appropriate change-management controls that are considered in our quarterly assessment of the design and
operating effectiveness of our internal control over financial reporting.
The deficiencies in internal control over financial reporting identified as of December 30, 2023 at the application
control level related to logical and user access management and segregation of duties have continued to be the
subject of ongoing remediation including implementation of specific action plans and the testing/validation of
control operating effectiveness, which are expected to be substantially completed prior to year-end.
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

Subsequent additional
increases totaling $4.9

billion, authorized by our Board of Directors, to the repurchase program provide for a total
of $5.5 billion (including $500 million authorized on July 31, 2024) of shares of our common stock to be
repurchased under this program.
As of September 28, 2024, we had repurchased approximately $5.1 billion of common stock (94,763,315 shares)
under these initiatives, with $455 million available for future common stock share repurchases.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended September 28, 2024:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
6/30/2024 through 8/3/2024 486,030
$
68.56 486,030 7,837,251
8//2024 through 8/31/2024 1,063,515 69.14 1,063,515 6,847,137
9/1/2024 through 9/28/2024 404,531 69.56 404,531 6,213,125
1,954,076 1,954,076
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104
The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended September 28, 2024, formatted in Inline XBRL (included within
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
Dated: November 5, 2024