Form 10-K
period 2024-12-28
HENRY SCHEIN INC
filed 2025-02-25
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,

D.C.

20549

FORM
10-K
(Mark One)
☒

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 28, 2024
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
YES:

☐

NO
:

☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq Global Select Market on June 29, 2024, was approximately $
8,092,479,000
.

As of February 18, 2025, there were
124,176,781

shares of registrant’s Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference:
Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year
(December 28, 2024) are incorporated by reference in Part III hereof.

Page
Number
PART I
ITEM 1.
Business
3
ITEM 1A.
Risk Factors
28
ITEM 1B.
Unresolved Staff Comments
42
ITEM 1C.
Cybersecurity
42
ITEM 2.
Properties
44
ITEM 3.
Legal Proceedings
44
ITEM 4.
Mine Safety Disclosures
44
PART II
ITEM 5.
Market for Registrant's Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
45
ITEM 6.
[Reserved]
46
ITEM 7.
Management's Discussion and Analysis of Financial Condition
and Results of Operations
47
ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risk
70
ITEM 8.
Financial Statements and Supplementary Data
72
ITEM 9.
Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure
136
ITEM 9A.
Controls and Procedures
136
ITEM 9B.
Other Information
140
ITEM 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

140
PART III
ITEM 10.
Directors, Executive Officers and Corporate Governance
140
ITEM 11.
Executive Compensation
140
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
141
ITEM 13.
Certain Relationships and Related Transactions, and Director Independence
141
ITEM 14.
Principal Accounting Fees and Services
141
PART IV
ITEM 15.
Exhibits and Financial Statement Schedules
141
ITEM 16.
Form
10-K Summary
148
Signatures
149

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
better clinical care.
With 93 years of experience distributing health care products, we have built a vast base of small, mid-sized

and
large customers in the dental and medical markets, serving more than one million customers worldwide across
dental practices, laboratories,

physician practices, and ambulatory surgery centers, as well as government, institutional health care clinics and other alternate care clinics.

We are headquartered in Melville, New York

and employ approximately 25,000 people.

Approximately 49% of
our workforce is based in the United States and 51% outside of the United States.

Our operations or affiliates are
located in 33 countries and territories.

Our broad global footprint has evolved over time through

organic growth as
well as through the contribution from our strategic acquisitions.
We stock a comprehensive selection of more than 300,000 branded products and Henry Schein corporate brand products through our main distribution centers.

Our infrastructure, including over 5.4 million square feet of space in 36 strategically located distribution centers and 0.5 million square feet of space in 15 manufacturing facilities
around the world, enables us to historically provide rapid and accurate order fulfillment, better serve our customers
and increase our operating efficiency.

This infrastructure, together with broad product and service offerings at
competitive prices, and a strong commitment to customer service, enables us to be a single source of supply for our
customers’ needs, which we believe is a competitive advantage.
During the fourth quarter of our fiscal year ended December 28, 2024,

we revised our reportable segments to align
with how the Chairman and Chief Executive Officer manages the business, assesses performance and allocates
resources.

Our revised reportable segments consist of: (i) Global Distribution and Value

-Added Services; (ii)
Global Specialty Products;

and (iii) Global Technology.
Global Distribution and Value-Added Services includes distribution to the global dental and medical markets of national brand and corporate brand merchandise, as well as equipment and related technical services.

This segment
also includes value-added services such as financial services, continuing education services, consulting and other
services.

This segment also markets and sells under our own corporate brand,

a portfolio of cost-effective, high-
quality consumable merchandise.

Global Specialty Products includes manufacturing, marketing

and sales of dental
implant and biomaterial products; and endodontic, orthodontic and orthopedic products and other health care-
related products and services.

Global Technology includes development and distribution of practice management software, e-services, and other products, which are distributed to health care providers.

Recent Developments
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent
Developments” herein for a discussion related to recent Company developments.

Industry
The distribution and value-added services industry, as it relates to office-based health care practitioners, is fragmented and diverse.

The industry ranges from sole practitioners working out

of relatively small offices to mid-
sized and large group practices ranging in size from a few practitioners to several hundred practices owned or
operated by dental support organizations (“DSOs”), medical group purchasing organizations

(“GPOs”), health
maintenance organizations (“HMOs”), hospital systems or integrated delivery networks (“IDNs”).
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
The distribution and value-added services industry should benefit from favorable long-term macro trends that
should help stimulate patient traffic and demand for products and services.

This includes an aging population,
increased health care awareness and the importance of preventive care,

an increasing understanding of the
connection between good oral health and overall health, improved access to care globally, the proliferation of
medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage,
partially offset by the effects of unemployment on insurance coverage and technological improvements, including
the advancement of software and services, prosthetic solutions and telemedicine.

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
customer base.

In addition, customer consolidation will likely lead to multiple locations under common management and the
movement of more procedures from the hospital setting to the physician or alternate care setting, as the health care
industry is increasingly focused on efficiency and cost containment.

This trend has benefited distributors capable
of providing a broad array of products and services at low prices.

It also has accelerated the growth of HMOs,
group practices, other managed care accounts and collective buying groups such as DSOs and GPOs, which, in
addition to their emphasis on obtaining products at competitive prices,

tend to favor distributors capable of
providing specialized management information support.

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

In the dental distribution market, our primary competitors in the U.S. are the
Patterson Dental division of Patterson Companies, Inc. and Benco Dental Supply

Company.

In addition, we
compete against a number of other distributors that operate on a national,

regional and local level.

Our primary
competitors in the U.S. medical distribution market, which accounts for the large majority of our global medical
sales, are McKesson Corporation and Medline Industries, Inc., which are national distributors.

We also compete
with a number of regional and local medical distributors, as well as a number of manufacturers that sell directly to
physicians and patients in their homes.
Outside of the U.S., we believe we are the only global distributor of supplies and equipment to dental practices and
our competitors are primarily local and regional companies.

We also face significant competition internationally,
where we compete on the basis of price and customer service against several large competitors, including the
GACD Group, Proclinic SA, Lifco AB, Nuent Group AB, Planmeca Oy and Billericay

Dental Supply Co. Ltd., as
well as a large number of other dental and medical product distributors and manufacturers in international countries
and territories we serve.
Within Global Specialty Products,

our primary competitors include Straumann, Envista, Zimvie,

and Dentsply
Sirona.
With regard to our dental software, we compete against numerous companies, including the Eaglesoft division of
Patterson Companies, Inc., Carestream Dental LLC, Centaur Software Development

Co Pty Ltd. (d.b.a.
dental4windows, dental4web), Open Dental Software, Inc., PlanetDDS

LLC, Good Methods Global Inc. (d.b.a.
CareStack), Curve Dental, LLC., the NextGen division of Quality Systems,

Inc., eClinicalWorks and Epic Systems
Corporation. In other software end markets, including revenue cycle management, patient relationship management
and patient demand generation, we compete with companies such as Vyne Medical, Weave Communications, Inc., and Solutionreach, Inc.

Many of these competitors connect to our software platforms

through our API program.
Manufacturing and Raw Materials
We manufacture certain of our products for our specialty businesses (oral surgery solutions including dental implants, endodontics, and orthopedics) at our 15 company manufacturing sites.

We also outsource certain
manufacturing to third parties.

We purchase our raw materials from various third-party suppliers.

No single
supplier is material; however, raw materials may be sourced from a single supplier or a limited number of suppliers
for reasons of quality assurance, regulatory requirements, cost, and availability.
We believe that we have a readily available supply of raw materials and components sourced from various suppliers, for our significant products.
We may experience shortages of raw materials or purchased components.

In recent periods, we have experienced
increased costs and shortages of purchased components, which had a negative impact on our profit margins and on
our sales for certain product categories, due to our inability to fully satisfy demand.

Competitive Strengths
We have 93 years of experience in distributing products to health care practitioners resulting in strong awareness of the Henry Schein
®

brand.

Our competitive strengths include:
A focus on meeting our customers’ unique needs
.

We are committed to providing customized solutions to our
customers that are driven by our understanding of the end markets we serve and that reflect the technology-driven
products and services best suited for their practice needs.

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

In 2024,
our top 10 Global Distribution and Value-Added Services suppliers and our single largest supplier accounted for approximately 25% and 4%, respectively, of our aggregate purchases.
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
Global Distribution and Value-Added Services
•

Consumable merchandise and equipment.

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

We also market and sell our own corporate brand portfolio
of cost-effective, high-quality consumable merchandise products.
•

Home health business.

We distribute homecare medical products, including incontinence, urology, ostomy, enteral nutrition, advanced wound, and diabetes supplies, as well as continuous glucose monitoring devices.

These products are delivered directly to patients in their homes, providing convenience and accessibility
while supporting patient care and adherence to treatment plans.
•

Value

-added products and services.

We offer a broad range of value-added solutions, including continuing education programs for practitioners, and consulting services.

Our suite of technology-driven tools and
expert advisory services helps health care professionals enhance practice efficiency and improve patient
outcomes.
•

Repair services.

We have 129 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our health care customers.

Our technicians provide
installation and repair services for dental handpieces,

dental and medical small equipment,

table-top
sterilizers and large dental equipment.
•

Financial service
s.

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
Global Specialty Products
•

Dental implants and digital solutions.

We develop, manufacture, market and distribute a broad portfolio of dental implants, prosthetic components, instruments and digital workflow solutions for implant-based tooth
restorations.

With research and development and manufacturing facilities in the United States,
Switzerland, Germany, Brazil and France, we serve customers with various global and regional implant brands across a wide range of price segments.

Supported by our specialized sales force, we market our
products and solutions in approximately 90 countries, directly to dental practices and surgical specialists
via our sales subsidiaries and our network of international third-party and

Henry Schein distribution
partners.
•

Biomaterials.

We market and distribute a broad portfolio of biomaterials for dental tissue regeneration.

The product portfolio primarily consists of a broad range of privately branded allograft,
xenograft, and synthetic biomaterials.

Our dedicated biomaterial specialists support our direct implant sales force and Henry Schein oral surgery-focused distribution channels.

•

Orthodontics.

We develop, manufacture, and distribute a comprehensive range of orthodontic products, including brackets, braces, aligners, and accessories.

In collaboration with leading clinicians, our research
and development teams drive innovation to enhance patient care.

With manufacturing facilities in the

Unted States, Mexico, and France, we serve dental practices in over

70 countries through our specialized
sales force, international partners, and the Henry Schein distribution network.
•

Endodontics
.

We develop, manufacture, market and distribute a complete portfolio of endodontic products across multiple brands catering to both endodontic specialists and general practitioners.

This includes
stainless steel and NiTi shaping files, irrigation solutions, endodontic power equipment, sealers,

and root
repair materials.

Leveraging our research and development and manufacturing facilities in the United
States, Switzerland, and Brazil we focus on delivering meaningful innovation to help advance endodontic
care, provide advanced training and education through a network of training centers and digital services,
and serve our customers through multiple brands and multiple channels addressing all segments of the
market.

By investing in dedicated endo-specific competencies and resources to support our different sales
channels, we are successfully marketing our products and brands in over 90 countries.
•

Orthopedics
.

We develop, manufacture and distribute innovative implants and instruments that are designed to treat injuries, diseases and disorders of the limbs, joints and related tissues in the upper and
lower extremities.

We also provide surgical accessories, including blades, burs, drills, a variety of pins and wires to support orthopedic surgical procedures, and a portfolio of specialized instruments designed to
simplify implant removal and preserve patient bone-stock during revision arthroplasty procedures.

We
employ an extensive global network of independent sales agencies and direct sales specialists, and we
partner closely with IDNs and GPOs.

The majority of our revenue is generated in the United States market, with the remaining revenue coming from Canada and countries in Latin America,

Europe and Asia Pacific
region.
•

Other.

We also source or manufacture other medical and dental health care products and services that are sold to customers, including handpiece and small equipment, rotary, hand instruments, and repair services, restoratives and preventives, as well as certain other health care-related consumable merchandise products
and services.

Global Technology
•

We sell practice management, business analytics, patient engagement and patient demand creation software solutions to our dental customers.

Our practice management solutions provide practitioners with electronic medical records, patient treatment history, analytics, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs, network and hardware
services, e-commerce and electronic marketing services, e-Prescribe medications and prescription
solutions, sourcing third party patient payment plans, and transition services and training and education
programs for practitioners.

We have technical representatives supporting customers using our practice management solutions and services.

As of December 28, 2024, we had an active user base of approximately 100,000 practices and 321,000
consumers, including users of AxiUm®, Dentally®, Dentrix Ascend®,

DentalVision®, Dentrix® Dental
Systems, EXACT®, Gesden®, Jarvis Analytics®, Julie® Software, Oasis,

Officite™, OrisLine®, PBS
Endo®, Power Practice® Px and subscriptions for Demandforce®,

Sesame, and Lighthouse 360® for
dental practices and DentalPlans.com® for dental patients.
Commitment to superior customer service
.

We maintain a strong commitment to providing superior customer service.

We frequently monitor our customer service through customer surveys, focus groups and statistical reports.

Our customer service policy primarily focuses on:
•

Exceptional order fulfillment.

We ship an average of approximately 142,000 cartons daily.
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
operational statistics.
Products and Services
The following table sets forth the percentage of consolidated net sales by principal categories of products and
services offered through our Global Distribution and Value-Added Services,

Global Specialty Products, and Global
Technology reportable segments:
December 28, December 30, December 31,
2024 2023 2022
Global Distribution and Value

-Added Services:
Dental merchandise
(1)
37.3% 38.8% 37.7%
Dental equipment
(2)
13.6 13.5 13.5
Value

-added services
(3)
1.8 1.6 1.2
Total

Dental
52.7 53.9 52.4
Medical
(4)
32.2 31.7 34.4
Total

Global Distribution and Value

-Added Services:
84.9 85.6 86.8
Global Specialty Products
(5)
11.4 10.8 10.1
Global Technology
(6)
5.0 4.9 4.3
Eliminations
(1.3) (1.3) (1.2)
Total
100.0% 100.0% 100.0%
(1) Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators, abrasives, PPE products,

and our own corporate brand of consumable merchandise.
(2) Includes dental chairs, delivery units and lights, digital dental laboratories, X-ray supplies and equipment, equipment repair and high-tech and digital restoration equipment.
(3) Consists of financial services on a non-recourse basis, continuing education services for practitioners, consulting and other services.
(4) Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment, PPE products and vitamins.
(5) Includes manufacturing, marketing and sales of dental implant and biomaterial products; and endodontic, orthodontic and orthopedic products and other health care-related products and services.
(6) Consists of practice management software, e-services, and other products, which are distributed to health care providers.

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

We have over one million customers worldwide and
we intend to increase sales to our existing customer base and enhance or secure our position as their
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

As
health care settings shift, we remain committed to serving these practitioners and providing them with the
products and services they need.
•

Leverage our value-added products and services.

We continue to increase cross-selling efforts for key
product lines utilizing a consultative selling process.

We have significant cross-selling opportunities
between our dental software users and our dental customers, and opportunities to expand our vaccine,
injectables and other pharmaceuticals sales to health care practitioners, as well as cross-selling EHR
systems and software when we sell our core products.

Our strategy extends to providing health systems,
integrated delivery networks and other large group and multi-site health care organizations,

including
physician clinics, these same value-added products and services.

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

According to the U.S. Census Bureau’s International Database, between 2024 and 2034, the population of people aged 45 and older is expected to grow by approximately

10%.

Between 2024 and 2044, this
age group is expected to grow by approximately 18%.

This compares with expected total U.S. population growth
rates of approximately 4% between 2024 and 2034 and approximately 6%

between 2024 and 2044.

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
Government
Certain of our businesses involve the distribution, manufacturing, importation,

exportation, marketing, sale and
promotion of pharmaceuticals and/or medical devices, and in this regard, we are subject to extensive local, state,
federal and foreign governmental laws and regulations, including as applicable to our wholesale distribution of
pharmaceuticals and medical devices, manufacturing activities, and as part of our specialty home medical supplies
businesses that distribute and sell medical equipment and supplies directly to patients.

Federal, state and certain

foreign governments have also increased enforcement activity in the health care sector, particularly in areas of fraud
and abuse, anti-bribery and anti-corruption, controlled substances handling,

medical device regulations and data
privacy and security standards.
Certain of our businesses involve pharmaceuticals and/or medical devices,

including orthopaedic, in vitro
diagnostic devices, software regulated as a medical device, and sales of medical equipment and supplies directly to
patients, that are paid for by third parties and/or patients and must operate in compliance with a variety of
burdensome and complex coding, billing and record-keeping requirements in order to substantiate claims for
payment under federal, state and commercial health care reimbursement programs.
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

For
example, the Centers for Medicare & Medicaid Services’ (“CMS”) 2024 durable medical equipment, prosthetics,
orthotics and supplies (“DMEPOS”) reimbursement schedule, which was effective January 1, 2024, reduced the
DMEPOS reimbursement rates for non-rural suppliers, such as us, by removing the Coronavirus Aid, Relief, and
Economic Security (“CARES”) Act relief rates in effect during the COVID-19 pandemic.

These and other laws
and regulations are subject to change and their evolving implementation may impact our operations and our
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
Operating, Security and Licensure Standards
Certain of our businesses are subject to local, state and federal governmental laws and regulations relating to the
manufacturing and/or distribution of pharmaceuticals and medical devices and supplies.

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

We are also subject to
comparable foreign regulations.
The FDC Act, the Controlled Substances Act, their implementing regulations,

and similar foreign laws generally
regulate the introduction, manufacture, advertising, marketing and promotion,

sampling, pricing and
reimbursement, labeling, packaging, storage, handling, returning or recalling,

reporting, and distribution of, and
record keeping for, pharmaceuticals and medical devices shipped in interstate commerce or internationally, and states may similarly regulate such activities within the state.

Furthermore, Section 361 of the Public Health Service
Act, which provides authority to prevent the introduction, transmission or spread of communicable diseases, serves
as the legal basis for the United States Food and Drug Administration’s (“FDA”) regulation of human cells, tissues
and cellular and tissue-based products, also known as “HCT/P products.”
The Federal Drug Quality and Security Act of 2013 regulates pharmaceutical supply chain requirements and pre-
empts certain state laws.

Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”),

establishes a national electronic, interoperable system to identify and trace certain prescription drugs as they are
distributed in the United States that went into effect on November 27, 2023.

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
Those DSCSA requirements that were scheduled to change on November

27, 2023, and include requiring trading
partners to provide, receive and maintain documentation about products and ownership only “electronically” (and
not via paper), were subject to a one-year “stabilization period” announced by the FDA through two guidance
documents in late August 2023.

The FDA permitted the stabilization period to accommodate an additional year,
until November 27, 2024, to allow trading partners to implement, troubleshoot and mature their electronic (versus
paper), interoperable systems, during which time the FDA did not intend to take action to enforce the requirements
for the interoperable, electronic, package level product tracing.

Additionally, the FDA announced that it did not
intend to take action to enforce the portion of the FDC Act with respect to drug product that was introduced in a
transaction into commerce by the product’s manufacturer or repackager before November 27, 2024, and for subsequent transactions of such product through the product’s expiry.

The FDA stated this stabilization period was
intended to avoid disruption to the supply chain and ensure continued patient access to drug products as trading
partners move towards full implementation of the DSCSA’s

enhanced drug security requirements.

The FDA again
extended the stabilization period in late 2024 as follows: (1) manufacturers and repackagers: May 27, 2025; (2)
wholesale distributors: August 27, 2025; (3) dispensers with 26 or more pharmacists and technicians: November 27,
2025; and (4) small dispensers: November 27, 2026.

The FDA stated that these continued exemptions apply to any
product transacted by eligible trading partners who have initiated their “systems and processes, as described in
section 582(g)(1) of the FD&C Act,” including electronic DSCSA data connections with immediate trading
partners by November 27, 2024.

The additional time extends to trading partners throughout the pharmaceutical distribution supply chain who subsequently engage in a transaction including such product.

The FDA also stated
that, for the purposes of these exemptions, eligible trading partners are those who have initiated their systems and
processes by successfully completing data connections with their immediate trading partners, and those trading
partners who initiated processes including documentation of efforts to establish data connections, but were not able
to fully complete these processes.

The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers
and third-party logistics providers (“3PLs”) and includes the eventual creation of national wholesaler and 3PL
licenses in cases where states do not license such entities.

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

The FDA issued a proposed rule establishing wholesaler and
3PL national standards for licensing and other requirements in February 2022,

but that rule has not yet been
finalized.

In addition, with respect to our specialty home medical supplies business,

we are subject to certain state
licensure laws (including state pharmacy laws), and also certain accreditation standards,

including to qualify for
reimbursement from Medicare, Medicaid, and other third-party payers.
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

Identification Database (GUDID).

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

The FDA
also released a final rule in February 2024 to amend, effective February 2026, certain device current good
manufacturing practice requirements in 21 CFR Part 820 (Quality System Regulation)

to align more closely with
the international consensus standard (ISO 13485) specific for device quality management systems requirements
(QMSR) used by other countries.

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

European Union (“EU”) member states regulate their own health care systems,

as does EU law.

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

EU Regulation No. 1223/2009 of 30 November 2009 on cosmetic products requires that cosmetic products (which
includes dental products) be safe for human health when used under normal or reasonably foreseeable conditions of
use and comply with certain obligations which apply to manufacturers,

importers and distributors.

It includes

market surveillance, and non-compliance may result in the recall or withdrawal of products, along with other
sanctions.

In the EU, the EU Medical Device Regulation No. 2017/745 of 5 April 2017

(“EU MDR”) covers a wide scope of
our activities, from dental material and medical devices to X-ray machines,

and certain software.

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
a unique identification number;
•

sets up a central database to provide patients, health care professionals and the public with comprehensive
information on products available in the EU;

•

strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to
undergo an additional check by experts before they are placed on the market; and
•

identifies importers and distributors and medical device products through registration in the EUDAMED
database,

which comprises several modules that are not yet fully functional.

In order not to hinder the
mandatory use of EUDAMED by the functional delay of a single module,

the new Regulation No.
2024/1860 of 13 June 2024 has therefore amended Article 34 of the EU

MDR to organize a gradual
commissioning of the various modules of EUDAMED, once they have been independently audited and
declared operational by means of a Commission notice published in the Official Journal of the European
Union. In this case, the obligations and requirements relating to the concerned electronic modules of
EUDAMED will apply six months after the date of publication of the notice.

These changes came into
force on July 9, 2024; and
•

as amended by the above-mentioned Regulation No. 2024/1860,

contains specific provisions in the event of
interruption or discontinuation of supply of a device.

In particular, the EU MDR imposes strict requirements for the confirmation that a product meets the regulatory
requirements, including regarding a product’s clinical evaluation and a company’s quality systems, and for the distribution, marketing and sale of medical devices, including post-market surveillance.

Regulation 2023/607 of the European Parliament and of the Council of

March 15, 2023
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
(recently amended by Regulation No. 2024/2865 of October 23,

2024, whose provisions come into force

on different dates), which sets various obligations with respect to the labelling and packaging of concerned
substances and mixtures.
Furthermore, compliance with legal requirements has required and may in the future require us to delay product
release, sale or distribution, or institute voluntary recalls of, or other corrective action with respect to products we
sell, each of which could result in regulatory and enforcement actions, financial losses and potential reputational
harm.

Our customers are also subject to significant federal, state, local and foreign governmental regulations,
which may affect our interactions with customers, including the design and functionality of our products.
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

Violations of the federal Anti-Kickback Statute or
the Stark Law may be enforced as violations of the federal False Claims

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

Penalties under fraud and abuse laws may be
severe, including treble damages and substantial civil penalties under the federal False Claims Act, as well as
potential loss of licenses and the ability to participate in federal and state health care programs, criminal penalties,
or imposition of a corporate integrity agreement or corporate compliance monitoring which could have a material
adverse effect on our business.

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

With respect to measures of this type, the United States government (among others) has expressed concerns about
financial relationships between suppliers, manufacturers and distributors on the one hand and physicians, dentists
and other health care professionals on the other.

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
Affordable Care Act (ACA) and Other Insurance Reform
The ACA increased federal oversight of private health insurance plans and included a number of provisions
designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.

The ACA also materially expanded the number of individuals

in the
United States with health insurance.

The ACA remains subject to ongoing legal and political challenges that
contribute to create uncertainty, and any outcomes of those challenges could have a significant impact on the

U.S.
health care industry.

The federal Physician Payments Sunshine Act or Open Payments Program

(the “Sunshine Act”) imposes annual
reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments
or other transfers of value made to certain covered recipients (including physicians,

dentists, teaching hospitals,
physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and
certified nurse midwives), and for such manufacturers and distributors and for group purchasing organizations, with
regard to certain ownership interests held by covered recipients in the reporting entity.

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
and their customers.

In the United States, federal and state government actions to seek to increase health-related price transparency may
also affect our business.

For example, CMS requires hospitals to publish online a

list of their standard charges for
all items and services, including discounted cash prices and payer-specific and de-identified negotiated charges, in a
publicly accessible online file, and payers to disclose in-network negotiated rates, including with device suppliers
and manufacturers, and historical out-of-network allowed amounts for all covered items and services, including
prescription drugs. Hospitals are also required to publish a consumer-friendly list of standard charges for certain
“shoppable” services (i.e., services that can be scheduled by a patient in advance) and associated ancillary services
or, alternatively, maintain an online price estimator tool.

These requirements went into effect in three stages from
2022 to 2024.

CMS may impose civil monetary penalties for noncompliance with these price transparency
requirements.

In addition to a variety of transparency measures being enacted at the state level, the federal No
Surprises Act (“NSA”) imposes additional price transparency requirements.

The NSA is intended to reduce the
number of “out-of-network” patients.

This will result in fewer out-of-network payments to physicians and other
providers, which may cause financial stress to those providers who are dependent on higher out-of-network fees.

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”),

enacted on April 16, 2015, established
the Quality Payment Program, which modifies certain Medicare Part B payments to “eligible clinicians,” including
physicians, dentists and other practitioners.

Under MACRA, certain eligible clinicians are required to participate in
Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced

Alternative Payment Models,
through which Medicare Part B is adjusted up or down based on reported data related to quality, promoting
interoperability, cost and improvement activities.

MIPS eligible clinicians must report performance year data by
March 31 of the following calendar year.

Payment adjustments, based on submitted data, are applied to Medicare
Part B claims during the performance year following data submission.

MACRA provides substantial financial
incentives for physicians to participate in risk contracts, and to increase physician information technology and
reporting obligations.

MACRA continues to evolve and its implications depend on future regulatory activity and

physician activity in the marketplace.

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

Also, at the federal level, the
Inflation Reduction Act of 2022, among other things, requires drug manufacturers that raise certain of their drug
prices faster than the rate of inflation to pay rebates to Medicare, and over time will authorize the federal
government to negotiate directly with drug manufacturers to lower the prices of certain brand-name drugs covered
by Medicare.

These various evolving efforts create uncertainty and may adversely affect our business.

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

EU law does not expressly include provisions like those of the Sunshine Act in the United States, but a growing
number of EU member states (such as France in 2011 and Italy in 2022) have enacted laws to increase the
transparency of relationships in the health care sector.

The scope of these laws varies from one member state to
another and may, for example, include the relations between health care industry players and physicians or their associations, students preparing for medical professions or their associations,

teachers, health establishments or
publishers of prescription and dispensing assistance software.
Regulated Software; Electronic Health Records; Privacy
The FDA has become increasingly active in addressing the regulation of computer software and digital health
products intended for use in health care settings, including, for example, most recently, with respect to artificial
intelligence and machine learning-enabled medical devices, and the cybersecurity of medical devices.

Certain of
our businesses involve the development and sale of software and related products, including to support physician
and dental practice management, and it is possible that the FDA or foreign government authorities could determine
that one or more of our products is a medical device, which could subject us or one or more of our businesses to
substantial additional requirements with respect to these products.
In addition, our businesses that involve physician and dental practice management products, our specialty home
medical supplies business, and our self-insured health plans include electronic information technology systems that
store and process personal health, clinical, financial and other sensitive information of individuals.

These

information technology systems may be vulnerable to breakdown, wrongful intrusions, data breaches and malicious
attack, which could require us to expend significant resources to eliminate these problems and address related
security concerns and could involve claims against us by private parties and/or governmental agencies.

For
example, we are directly or indirectly subject to numerous and evolving federal, state, local and foreign laws and
regulations that protect the privacy and security of personal information,

such as the federal Health Insurance
Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”) under which
parts of our business are covered entities or business associates, the Controlling the Assault of Non-Solicited
Pornography and Marketing Act (“CAN-SPAM”), the Telephone

Consumer Protection Act of 1991 (“TCPA”),
Section 5 of the Federal Trade Commission Act (“FTC Act”), the California Privacy Act (“CCPA”), various other state comprehensive and health data-specific privacy laws that have or will soon come into effect, and several
privacy bills have been proposed both at the federal and state level that may result in additional legal requirements
that impact our business.

Laws and regulations relating to privacy and data protection are continually evolving and
subject to potentially differing interpretations, including those relating to artificial intelligence, the proliferation of
which may result in additional regulation.

These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our
practices.

In addition, cybersecurity laws such as the federal Cyber Incident

Reporting for Critical Infrastructure
Act of 2022, proposed Federal Acquisition Regulations, and amendments to SEC reporting requirements may
require us to provide notifications about cybersecurity incidents in limited timeframes and before investigations are
complete.

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

Despite the UK’s exit from the EU, the UK still also has laws equivalent to the GDPR/EU data protection laws (UK
GDPR).

Uncertainty about compliance with the GDPR and EU data protection laws remains, with the possibility
that data protection authorities located in different EU Member States may interpret GDPR differently, or
requirements of national laws may vary between the EU Member States, or guidance on GDPR and compliance
practices may be often updated or otherwise revised.

Any of these events will increase the complexity and costs of processing personal data in the UK or European Economic Area or concerning individuals located in the UK or
European Economic Area.
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

Data protection laws in other countries outside of the United States are also quickly evolving, with many countries having updated, or are in the process of updating, their laws to bring
them more in line with the model created by GDPR.

In the United States, the CCPA, which increases the privacy protections afforded California residents, became effective January 1, 2020.

The CCPA establishes a privacy framework for covered businesses such as ours by, among other things, creating an expanded definition of personal information,

establishing new data privacy rights
for California residents and creating a new and potentially severe statutory damages framework for violations of the
CCPA, as well as potentially severe statutory damages and private a right of action against businesses that suffer a data security breach due to their violation of a duty to implement reasonable security procedures and practices. This
private right of action may increase the likelihood of, and risks associated with, data breach litigation.

In addition,
in November 2020, California voters adopted the CPRA, which became effective

January 1, 2023 and enhances and
strengthens regulatory requirements and individual protections that currently exist under the CCPA. Other states
have enacted or are considering enacting similar privacy laws, which may subject us to additional requirements and
restrictions that could have an impact on our business.

Comprehensive privacy laws in Colorado, Connecticut,
Virginia, Utah, Oregon, Delaware, Montana, Texas,

Iowa, Maryland, New Jersey, New Hampshire, and Nebraska
are now in effect, and similarly enacted broad state laws relating to privacy, data protection, and information security will come into effect later in 2025 and 2026, further complicating our privacy compliance obligations
through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we
operate. Additionally, Washington

state and Nevada have enacted specific health data privacy laws, and other states
are considering similar legislation.

Additional states are expected to pass their own versions of data privacy laws in
the future.

Congress is considering legislation that may preempt some

or all of such U.S. state privacy laws, but
which may also provide a more expansive private right of action for privacy claims than exists under current state
laws.

The evolving complexity of privacy and data security legislation in the United

States may complicate our
compliance efforts and further increase our risk of regulatory enforcement, penalties,

and litigation.

While we
believe we have substantially compliant programs and controls in place to comply with the US state and federal
privacy laws and applicable international privacy laws such as GDPR and PIPL,

our compliance with data privacy
and cybersecurity laws is likely to impose additional costs on us, and we cannot predict whether the interpretations
of the requirements, or changes in our practices in response to new requirements or interpretations of the
requirements, could have a material adverse effect on our business.
Further, countries are applying their data and consumer protection laws to AI, particularly generative

AI, and are
considering and implementing specific legal frameworks with respect to AI, for example the EU AI Act 2024
(which as with the GDPR, will have extra-territorial effect).

Any failure or perceived failure by us to comply with
such requirements could have an adverse impact on our business.

Anticipated further evolution of regulations and
legislation on this topic may substantially increase the penalties to which we could be subject in the event of any
non-compliance.

Compliance with these laws is challenging, constantly evolving,

and time consuming and federal
regulators, state attorneys general and plaintiff’s attorneys have been and will likely continue to be active in this
space.

We
may incur substantial expense in complying with legal obligations to be imposed by new regulations
and we may be required to make significant changes to our solutions and expanding business operations, all of
which may materially adversely affect our operations.
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

We
continually explore ways and means to improve and expand our online presence and capabilities, including in
our online commerce offerings and our use of various social media outlets.
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

Additionally, certain of our manufacturing businesses hold patents on certain of our products.

We intend to protect
our trademarks and patents to the fullest extent practicable.

Employees and Human Capital
At Henry Schein, we understand that our long-term growth is enhanced by creating shared value for our business
and the communities we serve, while engaging our key stakeholders that make up our Mosaic of Success - Team
Schein Members (TSMs), customers, suppliers, stockholders, and society.

Rooted in our long, rich history of
sustainability and corporate citizenship, we build relationships to foster trust, strengthen resilience and catalyze
innovative solutions to make the world healthier, together.

We do this by building environmental, social, and
economic value for the Company’s sustained growth and continued success as a trusted partner and leader in health
care.

Overseen by the Nominating and Governance Committee of our Board of

Directors (“Board”) with the
Compensation Committee also playing a role in environmental, social, and governance matters related to human
capital engagement and executive compensation, some key 2024 highlights related to human capital matters
include:
•
continuing to evaluate our pay equity for the majority of the U.S. workforce, which reviews compensation
for equity and fairness;

•
expanding our Inclusive Culture learning journey by educating TSMs on how to create and sustain a
meaningful, inclusive and learning oriented culture; and
•
continuing to drive a culture of wellness and engagement for our TSMs by fostering an environment where
they can feel a sense of belonging and purpose.
At Henry Schein, our employees continue to be one of our greatest assets.

We employ approximately 25,000
people, with approximately 49% of our workforce based in the United States and approximately 51% based outside
of the United States.

We have approximately 13% of our employees that are subject to collective bargaining agreements.

We believe that our relations with our employees are excellent.
Our TSMs are the cornerstone of the Company.

We provide a connected and caring community that invests in the career journey of our TSMs and encourages their contribution to our mission of making the world healthier.

Our
TSM experience strategy is centered around our Team Schein Values under the pillars of Community, Caring, and
Career.

We know our business success is built on the engagement and commitment of our team, which is dedicated to meeting the needs of their fellow TSMs, our customers, supplier partners,

stockholders and society.

We recognize the changes in how and where we work, and that a continued connection to our long-standing values is important for our team members as we evolve our culture.

Throughout 2024, we rolled out a continuous listening
program that used various vehicles, including The Pulse Global Culture

Survey and TSM roundtables, to garner
feedback from our TSMs on their employee experience.

We believe that a great employee experience also drives a
great customer experience.

We want all of our TSMs to pursue their ambitions, deliver within our values driven culture, and enjoy a rewarding career enabled by great people leaders.

The Pulse Global Culture Survey was
redesigned in 2023 to measure scores aligned to our Team Schein Values.

Our recent annual Pulse survey indicates

that although there are heightened stress levels caused by the 2023 cyber incident and restructuring initiatives,
TSMs generally remain satisfied with their work experience, feel connected to their colleagues and intend to stay
with Henry Schein.

This year, data suggests continued opportunities to improve how we cascade communications to all levels of the organization, continue to reduce burnout and stress and provide more transparency around
opportunities for career development.

Throughout the year, we also administer quarterly employee listening surveys as a way to continuously understand and respond to our TSMs’ feelings.

This feedback is shared with our
Executive Management Committee and Board, both of whom are committed to addressing identified opportunities.

As part of this commitment, some highlights from 2024 included:
• Community:

Provide opportunities for TSMs to have fun while contributing to an inclusive team that
respects and supports one another.
•
Continued focus on creating an inclusive environment where TSMs feel a sense of belonging; notably,
in 2024 for the third time, our top strength identified in The Pulse Global

Culture Survey was our
Company’s inclusive culture.

To deepen our commitment to Inclusion across the Company, Global
Directors and Vice Presidents and U.S. Managers are responsible for attending educational training focused on developing our culture.

We continue to expand our learning journey, educating TSMs on key topics that help us develop a culture of inclusion and understanding.

We continue to publish our
United States Equal Employment Opportunity Commission (“EEOC”) EEO-1

data for the U.S.
•
Completed our first year of Henry Schein Games, a global virtual platform that drives community and
engagement and offers field-day type in-person events at various global locations that brought

TSMs
together through friendly competition by earning points for their team by engaging in cultural-related
activities and posting photos.
•
Expanded the number of Connection Days throughout the globe at Henry Schein facilities, which were
designed to boost team morale by bringing TSMs together to participate in team building activities at
least once per quarter.
•
Continued focus on our Employee Resource Groups (“ERGs”), a vehicle for all TSMs to share,
connect, learn and develop both personally and professionally.

In 2024, we launched our seventh ERG,
ADAPT (Abled and Disabled Allies Partnering Together).

Each of our ERGs has a sponsor from our
Executive Management Committee and our Board.

Our CEO engages directly in many of our ERG
programs.

•
Certified over 200 TSMs through our Culture Ambassador Program, which educates TSMs on our
culture and certifies TSMs as mentors

to new hires during their first 90 days to ensure new TSMs
understand how we live our values day to day, and how they can engage in the Team Schein Culture.

• Caring:

Build a world we want to live in by supporting each other and the communities in which we live
and work.
•
Continued to offer a variety of opportunities to volunteer to drive purpose and engage in local
communities in which TSMs live and work, such as through Carry the Load,

the We Care Global
Challenge, Back to School and Holiday Cheer.

•
Continued to strengthen our strategic partnerships with industry associations,

customers and suppliers
that support access to quality health care through various key programs and initiatives (e.g., Gives Kids
A Smile, Cares Package Program, Global Student Outreach Program,

and Prepare to Care).
•
Expanded our global and highly rated Steps for Suicide Prevention campaign, which brings TSMs
together to walk for a cause and provide education, partnering with the

American Foundation for
Suicide Prevention, Suicide Awareness and Remembrance (for Veterans)

and other local organizations.
• We also understand the importance of driving a culture of wellness for our own team members through our Mental Wellness Committee, which is supported by our CEO, Executive Management Committee and Board.

In 2024, we rolled out a ‘Banish Burnout’ campaign, partnering with an external wellness
professional to create individualized tips and programming based on the burnout tendencies each TSM
faces.

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

In 2024, we saw an increase in
participation in our workshops, with TSMs reporting a high utilization of skills learned.
•
Continued expansion of our Leadership Development programs, with formal mentorship and coaching
programs.

•
Continued roll-out of talent planning efforts designed to ensure a strong leadership pipeline across the
organization by strategically identifying and developing talent through targeted development opportunities and intentional succession plans.

Information derived from talent planning efforts
informs curriculum design and content to help focus on the right capabilities and help ensure alignment
of career development efforts with the future needs of the organization.

Our Board is provided with
periodic updates regarding our talent and succession planning efforts and participates in professional
development activities with our TSMs.

•
Announced the creation of the Core Leadership Capabilities (CLCs),

a skills-based model for all TSMs
that highlights the leadership capabilities that all TSMs are expected to demonstrate for career success.

The CLCs are a common language and foundational step to developing and refining the tools,
processes and programs which support the evolution of a TSM’s career including enhancing skills and career development, leading to enhanced

career pathing and internal mobility.
•
Enhanced company-wide recognitions, including our Teddy Philson Team Schein Award,

which was
redesigned in 2023 to provide more visibility and meaningful recognition to TSMs who exemplify our
Team Schein Values,

as well as other programs including service awards which highlight TSMs who
exemplify our Team Schein Values

.

In 2024, we recognized 15 award winners around the world at

our
Global Directors and Vice Presidents Management Meeting.
Available Information
We make available free of charge through our website, www.henryschein.com,

our annual report on Form 10-K,
quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership of securities on
Forms 3, 4 and 5 and amendments to these reports and statements filed or furnished pursuant to Section 13(a) and
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

Information about our Executive Officers
The following table sets forth certain information regarding our executive officers as of February 25, 2025:
Name Age Position
Stanley M. Bergman

75 Chairman, Chief Executive Officer, Director
Andrea Albertini 54
Chief Executive Officer, Global Distribution and Technology

James P.

Breslawski

71 President
Brad Connett 66 Chief Executive Officer, North America Distribution Group
Michael S. Ettinger

63 Executive Vice President and Chief Operating Officer
Mark E. Mlotek

69 Executive Vice President, Chief Strategic Officer, Director
Tom Popeck 55 Chief Executive Officer, Henry Schein Products
Walter Siegel

65 Senior Vice President and Chief Legal Officer
Ronald N. South 63 Senior Vice President, Chief Financial Officer
Stanley M. Bergman

has been our Chairman and Chief Executive Officer since 1989 and a director since 1982.

Mr. Bergman held the position of President from 1989 to 2005.

Mr. Bergman held the position of Executive Vice
President from 1985 to 1989 and Vice President of Finance and Administration from 1980 to 1985.

Mr. Bergman
is a South African Chartered Accountant and a Certified Public Accountant.
Andrea Albertini has been Chief Executive Officer, Global Distribution Group and Technology Group since
January 2025.

In this role, Mr. Albertini is responsible for our Global Distribution and Value-Added Services
segment and our Global Technology segment.

Mr. Albertini joined us in 2013 and has held several positions within the organization including Chief Executive Officer, International Distribution Group, President, International
Distribution Group, President of our EMEA Dental Distribution Group,

and Vice-President of International Dental
Equipment.

Prior to joining Henry Schein, Mr. Albertini held leadership positions at Cefla Dental Group and
Castellini.
James P. Breslawski

has been our President since 2005 and was our Vice Chairman from 2018 to May 2024 and a director from 1992 to May 2024.

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

1989
to 1994.
Tom

Popeck

has been our Chief Executive Officer, Henry Schein Products Group since January 2025.

In this role,
Mr. Popeck is responsible for our Global Specialty Products segment.

Since joining us in 2019, Mr. Popeck has
held several key positions including Chief Executive Officer, Healthcare Specialties Group, and President of our
Healthcare Specialties Group.

Prior to joining Henry Schein, Mr. Popeck held various sales leadership and general management executive positions at Stryker.
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

Prior to holding his current position, Mr. South was our Vice
President Corporate Finance since 2008, and Chief Accounting Officer from 2013 until 2022.

Prior to joining us in
2008 as our Vice President, Corporate Finance, Mr. South held leadership roles at Bristol-Myers Squibb, where he served as Vice President, Finance, for the Cardiovascular and Metabolic business lines, as well as Vice President,
Controller, for its U.S. Pharmaceutical Division, and Vice President, Corporate General Auditor.

Prior to Bristol-
Myers Squibb, he served as North American Director of Corporate Audit at PepsiCo, and held several roles of
increasing responsibility with PricewaterhouseCoopers LLP, where he advised clients located in the United States,
Europe, and Latin America.

Mr. South is a Certified Public Accountant.
Other Executive Management
The following table sets forth certain information regarding other Executive

Management as of February 25, 2025:
Name Age Position
R. Steven Boggan 60 Co-Chief Executive Officer, Global Oral Reconstruction Group
Trinh Clark 51 Senior Vice President and Chief Global Customer Experience Officer
James Mullins 60 Senior Vice President, Global Supply Chain
Kelly Murphy 44 Senior Vice President and General Counsel
Christopher Pendergast 62 Senior Vice President and Chief Technology Officer
Christine Sheehy 57 Senior Vice President, Chief Human Resources
Bianka Wilson 57 Co-Chief Executive Officer, Global Oral Reconstruction Group
R. Steven Boggan

has been our Co-Chief Executive Officer, Global Oral Reconstruction Group since April 2024.

As Co-CEO of our Global Oral Reconstruction Group, which is part of our Specialty Products and Other segment,
Mr. Boggan leads commercial operations in the Americas, the Middle East, and Africa, as well as global marketing
and R&D.

Mr. Boggan joined Henry Schein, as the President and CEO of BioHorizons, which we acquired in
2014.

Mr. Boggan joined BioHorizons in 1995 and was promoted to President and CEO in 2000.

Prior to
BioHorizons, Mr. Boggan was employed at Dow Corning Wright and Wright Medical Technology from 1989 until
1995.
Trinh Clark
has been our Senior Vice President and Chief Global Customer Experience Officer since 2022.

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

and Rohm and Haas from 1994 to 1998.
Christine Sheehy

has been our Senior Vice President, Chief Human Resources Officer since November 2024.

Ms.
Sheehy joined us in 2019 and has held several key positions with increasing responsibility, including Vice

President
of the Human Resources Business Partner function for our North America

Distribution Group, Healthcare
Specialties Group, several Global Oral Reconstruction businesses, and our

Corporate Functions.

Prior to joining
Henry Schein, Ms. Sheehy held various leadership positions at Standard Chartered

Bank and Banco Real.
Bianka Wilson
has been our Co-Chief Executive Officer, Global Oral Reconstruction Group since April 2024.

As
Co-CEO of our Global Oral Reconstruction Group, which is part of our Specialty Products and Other segment, Ms.
Wilson leads the group's business, including strategic partnerships, in Europe and APAC, as well as Global Oral
Reconstruction Group strategy, finance, and human resources.

Ms. Wilson joined Henry Schein in 2018 as Chief
Financial Officer of the Global Oral Reconstruction Group.

Prior to joining Henry Schein, Ms. Wilson was CFO of
a public Swiss medical communication technology company and

before that an Advisory Partner in KPMG's
consulting practice, following her initial career in public accounting.

ITEM 1A. Risk Factors
Our business operations could be affected by factors that are not presently known to us or that we currently
consider not to be material to our operations, so you should not consider the risks disclosed in this section to
necessarily represent a complete statement of all risks and uncertainties.

The Company believes that the following
risks could have a material adverse impact on our business, reputation, operating results, financial condition and/or
the trading price of our common stock.

The order in which these factors appear does not necessarily reflect their
relative importance or priority.

COMPANY RISKS
We are dependent upon third parties for the manufacture and supply of a significant volume of our products and where we manufacture products, we are dependent upon third parties for raw materials and purchased
components.
We obtain a significant volume of the products we distribute from third parties, with whom we generally do not have long-term contracts.

While there is typically more than one source of supply, some key suppliers, in the aggregate, supply a significant portion of the products we sell.

In 2024, our top 10 Global Distribution and Value-
Added Services suppliers and our single largest supplier accounted for approximately

25% and 4%, respectively, of
our aggregate purchases.

Additionally, where we are the manufacturer of certain dental specialty products we sell in the areas of oral surgery, implants, orthodontics and endodontics, we are dependent upon third parties for raw materials and purchased components.

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

In the event of any such interruption in supply, we
would need to timely identify and obtain acceptable replacement sources.

There is no guarantee that we would be
able to obtain such alternative sources of supply on a timely basis,

if at all, and an extended interruption in supply,
particularly of a high-sales volume and/or high-margin product, could result in a significant disruption in our sales
and operations, as well as damage to our relationships with customers and our reputation.

In recent periods, we
have experienced increased costs and shortages of purchased components,

which has had a negative impact on our
profit margins and on our sales for certain product categories, due to our inability to fully satisfy demand.

We may be unsuccessful in achieving our strategic growth objectives.
Our 2022 – 2024 BOLD+1 Strategic Plan is defined under “Business, Business

Strategy” above.

We expect to
continue to execute the BOLD+1 strategic priorities with the next evolution of our strategic plan.

In particular, we
are focused on continuing to grow our Henry Schein specialty brands and technology and value-added services
solutions both organically and inorganically, and to drive greater efficiencies.

If we are unable to effectively
implement our strategic plan, we may not achieve our desired return on our investments through our growth
strategies.

Our business could be affected by the recently signed Strategic Partnership Agreement.
On January 29, 2025, we announced a strategic investment by

funds affiliated with KKR & Co. Inc. (“KKR”), a
leading global investment firm, and a Strategic Partnership Agreement (the “Partnership

Agreement”) with
KKR.

In addition to KKR’s current holdings, KKR will make an additional $250 million investment in the
Company’s common stock.

As a result, KKR will become the largest non-index fund stockholder of the Company with a 12% position.

KKR will also have the ability to purchase additional shares via open market purchases up to
a total equity stake of 14.9% of the outstanding common shares of the Company.

Under the Partnership
Agreement, two representatives of KKR (the “Investor Designees”) will join our

Board of Directors.

Each of the
Investor Designees will also be nominated by our Board of Directors to stand for election at our 2025 annual
meeting of stockholders for a term expiring at our 2026 annual meeting of stockholders.

As part of the Partnership
Agreement, KKR has agreed to customary voting and other provisions.

Consummation of the transactions
contemplated by the Partnership Agreement is subject to customary closing conditions, including the expiration or

termination of any waiting period under the Hart-Scott-Rodino Act and certain foreign regulatory approvals.

The
Partnership Agreement may have unintended consequences, such as uncertainty about our management, operations,
or future strategic direction, which could result in the loss of future business opportunities or negatively impact our
ability to attract and retain qualified talent. KKR also invests in many different types of businesses, and has or may
continue to invest in customers, suppliers, joint venture partners, or other entities that have relationships with the
Company, or in competitors of such entities,

which may create unintended conflicts resulting in a loss of business.

Our future growth (especially for our Global Technology and Global Specialty Products segments) is dependent upon our ability to develop or acquire and maintain and protect new products and services and utilize new
technologies that achieve market acceptance with acceptable margins.
Our future success depends on our ability to timely develop (or obtain the right to sell) competitive and innovative
(particularly for our Global Technology and Global Specialty Products segments) products and services and utilize new technologies, such as artificial intelligence (“AI”) (among other emerging technologies)

and to market them
and/or utilize them quickly and cost-effectively.

Our ability to anticipate customer needs and emerging trends and develop or acquire new products, services and technologies at competitive prices requires significant resources,
including employees with the requisite skills, experience and expertise, particularly in our Global Technology
segment, including dental practice management, patient engagement and demand creation software solutions.

The
failure to successfully address these challenges could materially disrupt our sales and operations.

We have increased and expect to continue to increase our use of AI technologies in various contexts to improve customer and patient experiences and drive efficiencies in certain areas of our business.

While these innovations
can present benefits to the Company, they also create risks and challenges.

If investments in such emerging
technologies are less successful at attracting and retaining customers than similar investments by our competitors,
or if we are otherwise unsuccessful at realizing the benefits of these technological investments generally, this could
have a material adverse effect on our business, financial condition, or operating results.

Additionally, widely
assessable generative AI that rapidly surpasses our organizational ability to understand associated risks and
opportunities (including employees’ failure to comply with policies governing

AI usage) could endanger our
intellectual property, lead to misuse of data and cause reputational harm.
Risks inherent in acquisitions, dispositions and joint ventures could offset the anticipated benefits.
One of our business strategies has been to expand in part through acquisitions and joint ventures and we expect to
continue to make acquisitions and enter into joint ventures in the future.

There is risk that one or more may not
succeed.

We cannot be sure, for example, that we will achieve the benefits of revenue growth that we expect from these transactions or that we will avoid unforeseen additional costs, taxes,

or expenses.

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
•
our ability to retain, recruit and incentivize the management of the companies we acquire; and
•
our ability to successfully integrate these companies’ operations, systems,

services, products and personnel
with our culture, management policies, legal, regulatory and compliance policies, information technology
and cybersecurity systems and policies, internal procedures, working capital management, financial,
operational and internal controls and strategies.
Furthermore, some of our acquisitions and future acquisitions may give rise to an obligation to make contingent
payments or to satisfy certain repurchase obligations, which payments could have material adverse impacts on our
financial results individually or in the aggregate.

Additionally, when we decide to sell assets or a business, we may encounter difficulty in finding buyers or timely executing alternative exit strategies on acceptable terms, which
could delay the accomplishment of our strategic objectives.

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

In addition, certain of our employee incentive plans provide for
accelerated vesting of equity awards upon termination without cause within two years following a change in
control, or grant the plan committee discretion to accelerate awards upon a change of control.

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
Sales of corporate brand products and products that we manufacture entail additional risks, including the risk
that such sales could materially adversely affect our relationships with suppliers.
We offer

certain corporate brand products that are available exclusively from us.

The sale of such corporate brand
products and the sale of products that we manufacture subject us to potential product liability risks, mandatory or
voluntary product recalls, potential supply chain and distribution chain disruptions and potential intellectual
property infringement risks, among other risks.

In addition, an increase in the sales of our corporate brand products and our own manufactured products may negatively affect our sales of products owned by our suppliers which,
consequently, could adversely impact certain of our supplier relationships.

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

Our business could be affected by activist investors.
We actively engage in discussions with our stockholders.

In other cases, stockholders can engage in certain
divisive activist tactics, which can take many forms (including potential proxy contests).

Some stockholder
activism has resulted in, and could in the future result in, substantial costs, such as professional fees, and the
diversion of management’s and our Board of Directors’ attention and resources from our businesses and strategic plans.

Additionally, it could cause uncertainty about our management, operations or future strategic direction, which could result in the loss of future business opportunities or negatively impact our ability to attract and retain
qualified talent.

Activists or other stockholders holding a large portion of our outstanding shares could also have
the ability to exert influence on actions requiring a stockholder vote,

including the election of directors and the
approval of certain extraordinary business transactions.

These risks could cause volatility in the trading price of our common stock based on factors other than the fundamentals of our business.

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

systems.
There could be an adverse impact on our business, financial condition or operating results if we do not maintain an
adequate information and technology infrastructure ( e.g. , hardware, networks, software, people and processes) to effectively protect and support the current and future information requirements of the business.

In addition to health
information in our customers’ electronic medical and dental records,

certain of our IS stores other sensitive personal
and financial information, such as health care and other information related to our employees and individuals we
service, as well as other sensitive information such as credit card information from our third-party business
partners, that is confidential, and in many cases subject to privacy laws.

Our IS are susceptible to, among other things, natural disasters, power losses, telecommunication failures,
cybersecurity threats and other criminal activity.

Information security risks have significantly increased

in recent
years in part because of an overall increase in cyber incidents, their increased sophistication and the involvement of
organized crime, hackers, terrorists and foreign state agents.

In particular, the health care industry has been
targeted by threat actors seeking to undermine companies’ cybersecurity defensive measures.

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

We have incurred and may in
the future incur substantial costs as we update our cybersecurity defense systems and our general computer controls

to meet evolving challenges, and legislative or regulatory action related to cybersecurity may increase our costs to
develop or implement new technology products and services.
A cyberattack that bypasses or compromises our IS cybersecurity and/or general information technology (“IT”)
controls (including third-party systems we rely on) causing an IS security breach may lead, and has in the past led,
to a disruption of our IS business systems (including third-party systems we rely on), interruption of operations
(including, without limitation, receiving, verifying and processing customer orders,

customer service, accounts
payable, warehouse management and shipping and systems tied

to internal controls over financial reporting), the
loss or alteration of business, financial and other protected information,

a negative impact on our financial
performance, and to an adverse impact on our financial accounting and reporting controls.

A cyberattack that
bypasses or compromises our IS cybersecurity and/or general computer controls or those of third parties with whom
we engage may also lead to claims against us by affected parties and/or governmental agencies, and involve fines
and penalties, as well as substantial defense and settlement expenses.

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

In addition, certain of our practice management products and services purchased by health care
providers, such as physicians and dentists, are used to store and manage patient medical or dental records, and when
cloud-based approaches are used, we may be responsible for hosting those records.

These customers, and in some
cases, we are subject to laws and regulations which require that they protect the privacy and security of those
records, and our products may be used as part of these customers’ comprehensive data security programs, including
in connection with their efforts to comply with applicable privacy and security laws.

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

The incident had residual impact on our financial
results in 2024, and we continue to review the effects of the incident on the Company’s business.

We have spent,
and plan to expend in the future, additional resources to continue to protect against, or to address problems caused
by, business interruptions and data security breaches.

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

Additionally,
traditional health care supply and distribution relationships are being challenged by online commerce solutions.

The continued advancement of online commerce by third parties and online price transparency requires us to cost-
effectively adapt to changing technologies, to enhance existing services and to differentiate our business (including
with additional value-added services) to address changing demands of consumers and our customers.

The
emergence of such competition and our inability to anticipate and effectively respond to changes on a timely basis
could have a material adverse effect on our business, financial condition or operating results.

The health care industry is experiencing changes due to political, economic and regulatory influences that could
materially adversely affect our business.
The health care industry is highly regulated and subject to changing political, economic and regulatory influences.

In recent years, the health care industry has been undergoing significant changes driven by various efforts to reduce
costs, including, among other factors: trends toward managed care; collective purchasing arrangements and
consolidation among office-based health care practitioners; and changes in reimbursements to customers, including
increased attention to value-based payment arrangements, as well as enforcement activities (and related monetary
recoveries) by governmental officials.

Both our profitability and that of our customers may be

materially adversely
affected by laws and regulations reducing reimbursement rates for pharmaceuticals,

medical supplies and devices,
and/or medical treatments or services, or changes to the methodology by which reimbursement levels are
determined.

If we are unable to react effectively to these and other changes in the health care industry, our business
could be materially adversely affected.

The ACA greatly expanded health insurance coverage

in the United States
and has been the target of legal and political challenges since its adoption.

Any outcome of these challenges that
changes the ACA could have a significant impact on the U.S. health care industry and the ability or willingness of
individuals to engage with it.

Expansion of GPOs, DSOs, MSOs or provider networks and the multi-tiered costing structure may place us at a
competitive disadvantage.
The health care products industry is subject to a multi-tiered costing structure, which can vary by manufacturer
and/or product.

Under this structure, certain institutions can obtain more favorable prices for health care products
than we are able to obtain.

The multi-tiered costing structure continues to expand as many large integrated health care providers and others with significant purchasing power, such as GPOs, DSOs and MSOs, demand more
favorable pricing terms.

Additionally, the formation of provider networks, GPOs, DSOs and MSOs may shift purchasing decisions to entities or persons with whom we do not have a historical relationship and may threaten our
ability to compete effectively, which could in turn negatively impact our financial results.

In addition, such
organizations may establish direct relationships with manufacturers, thereby either eliminating or reducing the
services historically provided by distributors.

Although we are seeking to obtain similar terms from manufacturers to access lower prices demanded by GPO, DSO and MSO contracts or other contracts, and to develop relationships
with existing and emerging provider networks, GPOs, DSOs and MSOs, we cannot guarantee that such terms will
be obtained or contracts executed.

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

While we have recently experienced increases in shipping costs,

we do not expect these
additional expenses to be material to our results now, however, they could be material in the future.

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
Uncertain global and domestic macro-economic and political conditions that affect the economy and the economic
outlook of the United States, Europe, Asia and other parts of the world could have a material adverse effect our
business, financial condition or operating results.

These uncertainties, include, among other things, those listed under “Managements Discussion and Analysis of Financial Condition and

Results of Operations, Cautionary Note
Regarding Forward-Looking Statements.”

Additionally, changes in government, government debt and/or budget crises may lead to reductions in government spending in certain countries, which could reduce overall health care spending and/or lead to higher income or
corporate taxes, which could depress spending overall.

Recessionary or inflationary conditions and depressed
levels of consumer and commercial spending may also cause customers to reduce, modify, delay,

or cancel plans to
purchase our products and may cause suppliers to reduce their output or change their terms of sale.

We have
experienced inflationary pressures, including higher freight costs and interest expense, and pressures resulting from
the strengthening of the dollar, which have and continue to impact our results of operations.

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
compliance.

However, compliance is not guaranteed either now or in the future as certain laws, regulations

and
guidance may be subject to varying and evolving interpretations that could affect our ability to comply, as well as
future changes, additions and enforcement approaches, including in light of political changes.

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
Global efforts to contain health care costs continue to exert pressure on product pricing.

In the United States, there
has been increased scrutiny on drug pricing and concurrent efforts to control or reduce drug costs by Congress, the
President, executive branch agencies and various states.

We may be required to report drug pricing data under
federal laws and regulations.

Several U.S. states have adopted laws, that may apply to some of our operations, that
require drug manufacturers, including re-packagers or re-labelers, to provide advance notice of certain price
increases and to report information relating to price increases, while others have established prescription drug
affordability boards or multi-payer purchasing pools to reduce the cost of prescription drugs.

At the federal level,
for example, the Inflation Reduction Act of 2022, among other things,

requires drug manufacturers that raise certain
of their drug prices faster than the rate of inflation to pay rebates to Medicare,

and over time will authorize the
federal government to negotiate directly with drug manufacturers to lower the prices of certain brand-name drugs
covered by Medicare.

These various evolving efforts create uncertainty and may adversely affect our business.
Under the Sunshine Act, we are required to collect and report detailed information regarding certain financial
relationships we have with covered recipients ( e.g. , physicians, dentists, teaching hospitals, other health care practitioners).

We may be required to report information under state transparency laws that address circumstances not covered by the Sunshine Act.

We are also subject to similar foreign transparency laws.

While we believe we

have substantially compliant programs and controls in place satisfying the above laws and requirements, such
compliance imposes additional costs on us and the requirements are sometimes unclear.
Our business is subject to additional requirements under various local, state,

federal and foreign laws and
regulations applicable to the sale and distribution of, and third-party payment for, pharmaceuticals and medical
devices and HCT/P products.

Among the federal laws with which we must comply are the Controlled Substances
Act, the FDC Act, the Federal Drug Quality and Security Act, including DSCSA,

and Section 361 of the Public
Health Services Act.

Among other things, such laws and the regulations promulgated thereunder:

•
regulate the introduction, manufacture, advertising, marketing, promotion,

sampling, pricing,
reimbursement, labeling, packaging, storage, handling, returning,

recalling, reporting, distribution of, and
recordkeeping for drugs, HCT/P products and medical devices, including unique device identifiers;
•
subject us to inspection by the FDA, OSHA, and DEA and similar state authorities;
•
regulate the storage, transportation and disposal of

hazardous materials;
•
require us to advertise and promote our drugs and devices in accordance with FDA regulations;
•
require us to report average sales price (ASP) to CMS for drugs or biologicals payable under Medicare Part
B with or without a Medicaid drug rebate agreement;
• require registration with the FDA and the DEA and various state agencies;
•
require us to design and operate a system to identify and report suspicious orders of controlled substances
to the DEA and certain states;
•
require us to manage returns of products that have been recalled and subject us to inspection of our recall
procedures and activities;

•
impose on us reporting requirements if a pharmaceutical, HCT/P product or medical device causes an
adverse event, serious illness, injury or death;
•
require manufacturers, wholesalers, re-packagers and dispensers of prescription drugs to identify and trace
certain prescription drugs as they are distributed;

•
require the licensing of prescription drug wholesalers and third-party logistics providers; and

•
mandate compliance with standards for the recordkeeping, storage,

handling and documentation of
transactions involving prescription drugs and associated reporting requirements.
The FDA regulates certain computer software and digital health products intended for use in health care settings,
including, for example, AI and machine learning-enabled medical devices and the cybersecurity of medical devices.

Certain of our businesses involve the development and sale of software and related products to support physician
and dental practice management, and it is possible that the FDA or foreign government authorities could determine
that one or more of our products is subject to regulation as a medical device,

which could subject our businesses to
substantial additional requirements, costs, potential enforcement actions or liabilities for noncompliance with
respect to these products. For example, some of our imaging software is regulated as a medical device which
subjects our businesses to substantial additional requirements, costs and potential enforcement actions or liabilities
for noncompliance with respect to these products.
Applicable federal, state, local and foreign laws and regulations also may require us to meet various standards
relating to, among other things, licensure, registration, program eligibility, procurement, third-party reimbursement, sales and marketing practices, product integrity and supply

tracking to product manufacturers, product labeling,
personnel, privacy and security of health or other personal information,

installation, maintenance and repair of
equipment and the importation and exportation of products.

The FDA and DEA, as well as CMS (including with
respect to complex Medicare reimbursement requirements applicable to our specialty home medical supplies
business) and state Medicaid agencies, have recently increased their regulatory and enforcement activities and, in
particular, the DEA has heightened enforcement activities due to the opioid crisis in the United

States.

The failure to comply with any of these laws or regulations, or new interpretations of them, or the imposition of any
additional laws and regulations, could materially adversely affect our business.

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
The EU Medical Device Regulation (“MDR”) may adversely affect our business.

The EU MDR significantly modified the regulatory compliance requirements for the medical device industry as a
whole.

Among other things, the EU MDR:
•
strengthens the rules on placing devices on the market and reinforces surveillance thereafter;
•
establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality,
performance and safety of devices placed on the market;
•
improves the traceability of medical devices throughout the supply chain to the end-user or patient through
a unique identification number;
•
sets up a central database (EUDAMED) to provide patients, health care professionals and the public with
comprehensive information on devices, importers, and distributors registered in the EU;

•
strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to
undergo an additional check by experts before they are placed on the market; and
•
contains specific provisions in the event of interruption or discontinuation of supply of a device.

The EU MDR imposes strict requirements for the confirmation that a product meets the regulatory requirements,
including regarding a product’s clinical evaluation and a company’s quality systems, and for the distribution, marketing and sale of medical devices, including post-market surveillance.

Pursuant to Regulation 2023/607 and
subject to certain conditions, medical devices that (i) obtained a certificate under the EU Medical Device Directive
from May 25, 2017, (ii) which was still valid on May 26, 2021, and (iii)

has not been subsequently withdrawn may
continue to be placed on the market or put into service until December

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

Certain additional state and
federal laws, such as the federal Physician Self-Referral Law (“Stark Law”),

prohibit physicians and other health
care professionals from referring a patient to an entity with which the physician (or family member) has a financial
relationship, for the furnishing of certain designated health services

(for example, durable medical equipment and
medical supplies), unless an exception applies.

The fraud and abuse laws and regulations have been subject to heightened enforcement activity over the past few
years, often as the result of “relators” who serve as whistleblowers by filing complaints in the name of the United
States (and if applicable, particular states) under applicable false claims laws, and who may receive up to 30% of
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

Even unsuccessful challenges by regulatory
authorities or relators could result in reputational harm and the incurring of substantial costs.

Most states have
adopted similar state false claims acts, and these state laws have their own penalties which may be in addition to
federal False Claims Act penalties, and other fraud and abuse laws.

The United States government (among others) has expressed concerns about financial relationships between
suppliers or manufacturers on the one hand and physicians, dentists and other health care providers, on the
other.

As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.

Our aspirations, goals and disclosures related to environmental, social and governance matters and the focus on
regulators and private litigants among other things on related claims made by companies and funds expose us to
numerous risks, including reputational, financial, legal and other risks,

that could have an adverse impact on us.

California has adopted stringent new climate disclosure requirements, as has the EU.

As of April 4, 2024, the SEC
has temporarily suspended implementation of its climate disclosure rules.

In the EU, Directive No. 2019/1937 of October 23, 2019, on the protection of persons who report breaches of
Union law,

organizes the legal protection of whistleblowers.

This Directive covers whistleblowers reporting
breaches of EU laws and regulations and protects a wide range of people including former employees.

All private
companies with 50 or more employees are required to create effective internal reporting channels.

All EU Member
States have now implemented the Directive.
We also are subject to the requirements of Directive No. 2022/2464 on corporate sustainability reporting (“CSRD”)
that became effective on January 5, 2023.

CSRD requires in-scope companies to report on sustainability-related information that is material from a financial risk or opportunity perspective to their business and from an impact
perspective on the environment or society.

The materiality of sustainability matters is subjective and

may be
interpreted differently by various stakeholders.

CSRD, its transposition into national EU Member State law, and associated guidance are evolving and reporting requirements may change,

which may further increase the costs of
complying with CSRD.

CSRD has not yet been fully implemented by all EU Member States.

We also are subject to certain United States and foreign laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery

Act, German anti-corruption laws
and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records.

Our businesses
are generally subject to numerous other laws and regulations that could impact our financial results, including,
without limitation, securities, antitrust, consumer protection and marketing laws and regulations.
In the EU, both active and passive corruption in the private sector are criminalized.

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

Our businesses that involve physician and dental practice management products, equipment and our specialty home
medical supplies businesses, and our self-funded employee benefits programs include information technology (IT)
systems that store and process personal health, clinical, financial, and other sensitive information of individuals.

These IT systems may be vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack, which
could require us to expend significant resources to eliminate these problems and address related security concerns,
and could involve claims against us by private parties and/or governmental agencies.
We are directly or indirectly subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and security of personal information (including health data), such as HIPAA, CAN-SPAM,
TCPA, Section 5 of the FTC Act, the CCPA

and various other privacy laws that have or will soon come into effect.

Laws and regulations relating to privacy and data protection are continually evolving and subject to potentially
differing interpretations, including those relating to AI.

These requirements may not be harmonized, may be
interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other
rules or our practices.

In addition, cybersecurity laws such as the federal Cyber Incident

Reporting for Critical
Infrastructure Act of 2022, proposed Federal Acquisition Regulations and amendments to SEC reporting
requirements may require us to provide notifications about cybersecurity incidents in limited timeframes and before
investigations are complete.

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

Despite Brexit, the UK also has data protection laws
equivalent to the GDPR).

Switzerland enacted FADP.

Uncertainty about compliance with these data protection
laws remains, with the possibilities that data protection authorities located in different EU Member States may
interpret GDPR differently, or requirements of national laws may vary between the EU Member States, or guidance on GDPR and compliance practices may be often updated or otherwise revised.

Any of these events will increase
the complexity and costs of processing personal data in the European Economic

Area, UK or Switzerland or
concerning individuals located in these jurisdictions.
Effective November 1, 2021, China’s PIPL imposes specific rules for processing personal information and specifies that the law shall also apply to personal information activities carried out outside China but for the purpose of
providing products or services to PRC citizens.

Any non-compliance with these laws and regulations may

subject
us to fines, orders to rectify or terminate any actions that are deemed illegal by regulatory authorities, other
penalties, reputational damage, or legal proceedings against us, which may affect our business, financial condition
or results of operations.

The PIPL carries maximum penalties of CNY50 million or

5% of the annual revenue of
entities that process personal data.

Data protection laws in other countries are also quickly

evolving, with many

countries having updated, or are in the process of updating, their laws to bring them more in line with the model
created by GDPR.
In the United States, the CCPA, effective January 1, 2020, establishes a privacy framework for covered businesses such as ours by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for California residents and creating a new and potentially severe statutory damages framework for
violations of the CCPA, as well as potentially severe statutory damages and private a right of action against businesses that suffer a data security breach due to their violation of a duty to implement reasonable security
procedures and practices. This private right of action may increase the likelihood of, and risks associated with, data
breach litigation.

In addition, California voters adopted the CPRA (effective January 1, 2023)

which enhances and
strengthens regulatory requirements and individual protections that currently exist under the CCPA.

Other states
have enacted or are considering enacting similar privacy laws, which may subject us to additional requirements and
restrictions that could have an impact on our business.

Comprehensive privacy laws in a number of other states are
now in effect, and similarly enacted broad laws relating to privacy, data protection, and information security that will come into effect later in 2025 and 2026, further complicating our privacy compliance obligations through the
introduction of increasingly disparate requirements across the various

U.S. jurisdictions in which we operate.

Additionally, certain other states have enacted specific health data privacy laws and other states are considering similar legislation.

Congress is considering legislation that may preempt some or all of such U.S. state privacy
laws, but which may also provide a more expansive private right of action for privacy claims than exists under
current state laws.

The evolving complexity of privacy and data security legislation in the United States may complicate our
compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation.

While we
believe we have substantially compliant programs and controls in place to comply with privacy laws domestically
and internationally, our compliance with data privacy and cybersecurity laws is likely to impose additional costs on
us, and we cannot predict whether the interpretations of the requirements,

or changes in our practices in response to
new requirements or interpretations of the requirements, could have a material adverse effect on our business.
Further, countries are applying their data and consumer protection laws to AI, particularly generative

AI, and are
considering and implementing specific legal frameworks with respect to AI, for example the EU AI Act 2024
(which as with the GDPR, will have extra-territorial effect).

Any failure or perceived failure by us to comply with
such requirements could have an adverse impact on our business.

Anticipated further evolution of regulations and
legislation on this topic may substantially increase the penalties to which we could be subject in the event of any
non-compliance.

Compliance with these laws is challenging, constantly evolving and time consuming and federal
regulators, state attorneys general and plaintiff’s attorneys have been and will likely continue to be active in this
space.

We may incur substantial expense in complying with legal obligations to be imposed by new regulations and we may be required to make significant changes to our solutions and expanding business operations, all of
which may adversely affect our operations.
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

Additionally, effective September 1, 2023, the HHS-OIG issued a final rule implementing civil money penalties for information blocking as established by the Cures Act.

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

Moreover, in order to satisfy our customers and comply with evolving legal requirements, our products may need to
incorporate increasingly complex functionality, such as reporting and information blocking.

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

Additionally, we own and own interests in companies that manufacture certain dental and medical products.

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
GENERAL RISKS

Our business operations, results of operations, cash flows, financial condition and liquidity may be negatively
impacted by the effects of disease outbreaks, epidemics, pandemics, or similar wide-spread public health
concerns and other natural or man-made disasters, such as terrorism, civil unrest, fire and extreme weather
.

Our business operations, results of operations, cash flows, financial condition and liquidity may be negatively
impacted by the effects of disease outbreaks, epidemics, pandemics, similar wide-spread public health concerns and
other natural or man-made disasters, such as terrorism, civil unrest, fire and extreme weather (“disasters”).

For
example, as a global health care solutions company, the COVID-19 pandemic and the governmental responses to it
had a material adverse effect on our business, financial condition, operating results and cash flows.

The impacts
and potential impacts from the COVID-19 pandemic included, and could include as a result of other disasters,
adverse impacts such as significant volatility in supply, demand and selling prices, interrupted operations of industries that use or manufacture the products we distribute for personal protective equipment (PPE), test kits and
related products, reduction in peoples’ ability and willingness to be in public, impact of adapted business practices,
volatility in the financial markets, and unavailability or impairment of our manufacturing, distribution, or other
facilities, or firmwide systems such as our IS.

Our global operations are subject to inherent risks that could materially adversely affect our business.
Our global operations are subject to risks that could materially adversely affect our business,

including, among
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
• litigation risks;
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
Our future success is substantially dependent upon our senior management, and our revenues and profitability
depend on our relationships with capable personnel, as well as customers, suppliers and manufacturers of the
products that we distribute.
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

Additionally, our future revenues and profitability depend on our ability to maintain satisfactory relationships with qualified personnel, as well as customers, suppliers and manufacturers.

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
Item 1B.

Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2024 fiscal year.
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

For these purposes,
we define “information systems” in a manner consistent with the definition contained in the rules adopted by the
SEC to mean “electronic information resources, owned or used by the registrant, including physical or virtual
infrastructure controlled by such information resources, or components thereof,

organized for the collection,
processing, maintenance, use, sharing, dissemination, or disposition of the registrant's information to maintain or
support the registrant's operations.”

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
Item 1. Business, Other Executive Management
.

Our Vice President, Global CISO, who also serves as Vice

President and Head of the Office of Cyber Security, has over 30 years of experience leading global cybersecurity and technology programs in large and complex corporations, and holds a Certified

Information Systems Security
Professional and a Certified Information Systems Auditor certification.

He also received a BS, Information
Technology and Security from Baker College.

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
•
risk assessments designed to help identify material cybersecurity risks to our information systems;

•
a security team principally responsible for managing our (i) cybersecurity risk assessment processes, and
(ii) defining cybersecurity control standards;
•
the use of expert external service providers to assess, test or otherwise assist with aspects of our
cybersecurity controls, and to respond to specific cybersecurity threats;

•
the review and assessment of past cybersecurity incidents with a view to learning from those events to
further strengthen our cyber risk mitigation strategy;

•
a written cybersecurity incident response plan that includes procedures for responding to cybersecurity
incidents; and
• a Global Information Security Policy, together with more detailed information security policies, procedures, standards, and guidelines.

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

Prior Cyber Incidents

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

The October 2023 cyber incident disrupted key business operations,

adversely impacted our
financial results for the fourth quarter and full year 2023, diverted attention of management, and caused the
Company to incur significant remediation costs.

The incident had residual impact on our financial results in 2024.

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
ITEM 2.

Properties
Within our Global Distribution and Value

-Added Services and Global Specialty Products segments (for properties with more than 100,000 square feet) we lease and/or own approximately

5.1 million square feet of properties,
consisting of distribution, office, showroom, manufacturing and sales space, in locations including the United
States, Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China,

the Czech Republic, France, Germany,
Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein, Luxembourg, Mexico, Morocco, the Netherlands, New
Zealand, Peru, Poland, Portugal, South Africa, Spain, Sweden, Switzerland,

Thailand,

United Arab Emirates and
the United Kingdom.

Lease expirations range from 2025 to 2041.
We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our business.

We have additional operating capacity at certain distribution center facilities.
ITEM 3.

Legal Proceedings

For a discussion of Legal Proceedings, see
Note 17 – Commitments and Contingencies

of the Notes to the
Consolidated Financial Statements included under Item 8.
ITEM 4.

Mine Safety Disclosures
Not applicable.

PART

II
ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities
Our common stock is traded on the Nasdaq Global Select Market tier of the Nasdaq Stock Market, or Nasdaq,
under the symbol HSIC.
On February 18, 2025, there were approximately 108,000 holders of record of our common stock and the last
reported sales price was $77.63.

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

Subsequent additional
increases totaling $5.9 billion, authorized by our Board, to the repurchase program provide for a total of $6.0 billion
(including $500 million authorized on January 27, 2025) of shares of our common stock to be repurchased under
this program.

Subject to market conditions and other factors, we plan to

continue to accelerate our share repurchase
activity.
As of December 28, 2024,

we had repurchased approximately $5.1 billion of common stock (95,814,454 shares)
under these initiatives, with $380 million available for future common stock share repurchases.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended December 28, 2024:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
9/29/2024 through 11/2/2024 564,907 $ 70.93 564,907 5,895,367
11/3/2024 through 11/30/2024 441,702 71.32 441,702 4,975,402
12/1/2024 through 12/28/2024 44,530 77.02 44,530 5,395,131
1,051,139 1,051,139
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
Dividend Policy
We have not declared any cash or stock dividends on our common stock during fiscal years 2024 or 2023.

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

$50
$100
$150
$200
$250
$300
December 2019 December 2020 December 2021 December 2022 December 2023 December 2024
Henry Schein, Inc.
Dow Jones US Health Care Index
NASDAQ Composite Index
Stock Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of
all dividends, on December 28, 2019, the last trading day before the beginning of our 2020 fiscal year, through the
end of our 2024 fiscal year with the cumulative total return on $100 invested for the same period in the Dow Jones
U.S. Health Care Index and the Nasdaq Stock Market Composite Index.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL

RETURN
ASSUMES $100 INVESTED ON DECEMBER 28, 2019
ASSUMES DIVIDENDS REINVESTED
December 28, December 26, December 25, December 31, December 30, December 28,
2019 2020 2021 2022 2023 2024
Henry Schein, Inc.

$ 100.00 $ 98.86 $ 112.51 $ 119.92 $ 113.66 $ 105.70
Dow Jones U.S. Health

Care Index

100.00 114.06 141.78 136.42 138.99 143.91
NASDAQ Stock Market

Composite Index

100.00 143.44 176.49 119.01 172.14 227.78
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
Risk factors and uncertainties that could cause actual results to differ materially from current and historical results
include, but are not limited to: our dependence on third parties for the manufacture and supply of our products and
where we manufacture products, our dependence on third parties for raw materials or purchased components; risks
relating to the achievement of our strategic growth objectives; risks related to the recently signed Strategic
Partnership Agreement; our ability to develop or acquire and maintain and protect new products (particularly
technology products) and services and utilize new technologies that achieve market acceptance with acceptable
margins; transitional challenges associated with acquisitions, dispositions and joint ventures,

including the failure to
achieve anticipated synergies/benefits, as well as significant demands on our operations,

information systems, legal,
regulatory, compliance, financial and human resources functions in connection with acquisitions, dispositions and joint ventures; certain provisions in our governing documents that may discourage third-party acquisitions of us;
adverse changes in supplier rebates or other purchasing incentives;

risks related to the sale of corporate brand
products; risks related to activist investors; security risks associated with our information systems and technology
products and services, such as cyberattacks or other privacy or data security breaches (including the October 2023
incident); effects of a highly competitive (including, without limitation, competition from third-party online
commerce sites) and consolidating market; changes in the health care industry; risks from expansion of customer
purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service
issues with our third-party shippers, and increases in fuel and energy costs; changes in laws and policies governing
manufacturing, development and investment in territories and countries where we do business; general global and
domestic macro-economic and political conditions, including inflation,

deflation, recession, unemployment (and
corresponding increase in under-insured populations), consumer confidence,

sovereign debt levels, ongoing wars,
fluctuations in energy pricing and the value of the U.S. dollar as compared to foreign currencies, and changes to
other economic indicators, international trade agreements; the threat or outbreak of war, terrorism or public unrest
(including, without limitation, the war in Ukraine, the Israel-Gaza war and other unrest and threats in the Middle
East and the possibility of a wider European or global conflict); changes to laws and policies governing foreign
trade, tariffs and sanctions, or greater restrictions on imports and exports; supply chain disruption; geopolitical
wars; failure to comply with existing and future regulatory requirements,

including relating to health care; risks
associated with the EU Medical Device Regulation; failure to comply with laws and regulations relating to health
care fraud or other laws and regulations; failure to comply with laws and regulations relating to the collection,
storage and processing of sensitive personal information or standards in electronic health records or transmissions;
changes in tax legislation, changes in tax rates and availability of certain tax deductions; risks related to product
liability, intellectual property and other claims; risks associated with customs policies or legislative import restrictions; risks associated with disease outbreaks, epidemics, pandemics

(such as the COVID-19 pandemic), or
similar wide-spread public health concerns and other natural or man-made disasters; risks associated with our
global operations; litigation risks; new or unanticipated litigation developments and the status of litigation matters;
our dependence on our senior management, employee hiring and retention,

increases in labor costs or health care
costs, and our relationships with customers, suppliers and manufacturers;

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
Segment Reporting
During the fourth quarter of our fiscal year ended December 28, 2024,

we revised our reportable segments to align
with how the Chairman and Chief Executive Officer manages the business, assesses performance and allocates
resources.

Our revised reportable segments now consist of: (i) Global Distribution and Value

-Added Services; (ii)
Global Specialty Products; and (iii) Global Technology.
Global Distribution and Value-Added Services includes distribution to the global dental and medical markets of national brand and corporate brand merchandise, as well as equipment and related technical services.

This segment
also includes value-added services such as financial services, continuing education services, consulting and other
services.

This segment also markets and sells under our own corporate brand,

a portfolio of cost-effective, high-
quality consumable merchandise.

Global Specialty Products includes manufacturing, marketing and sales of dental
implant and biomaterial products; and endodontic, orthodontic and orthopedic products and other health care-
related products and services.

Global Technology includes development and distribution of practice management software, e-services, and other products, which are distributed to health care providers.
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
During the year ended December 28, 2024, we had a sales decrease in our dental and medical distribution
businesses, which we believe was primarily a result of lower sales to episodic customers following last year’s cyber
incident.

We have a number of programs underway focused on re-establishing these customers.
During the years ended December 28, 2024 and December 30, 2023, we incurred $9 million and $11 million of
expenses directly related to the cyber incident, mostly consisting of professional fees.

We maintain cyber
insurance, subject to certain retentions and policy limitations.

With respect to the October 2023 cyber incident, we
have a $60 million insurance policy, following a $5 million retention.

During the year ended December 28, 2024,
we submitted a claim under this policy for $60 million and received insurance proceeds of $40 million, with the
remaining $20 million of the claim being under review by our insurance providers.

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

We believe that we have a strong
brand identity due to our more than 93 years of experience distributing health care products.
We are headquartered in Melville, New York, employ approximately 25,000 people (of which approximately
13,000 are based outside of the United States) and have operations or affiliates in 33 countries and territories.

Our
broad global footprint has evolved over time through our organic growth as well as through contribution from
strategic acquisitions.
We
have established strategically located distribution centers around the world to enable us to better serve our
customers and increase our operating efficiency.

This infrastructure, together with broad product and service offerings at competitive prices, and a strong commitment to customer service, enables us to be a single source of
supply for our customers’ needs.
While our primary go-to-market strategy is in our capacity as a distributor, we also market and sell our own corporate brand portfolio of cost-effective, high-quality consumable merchandise products.

We also manufacture,
source and sell a range of company-owned manufactured products, primarily implants,

biomaterial products,
endodontics, handpiece and small equipment, hand instrument and repair, restoratives, orthodontics, wound care,
orthopedics and dental lab products.

We have achieved scale in these global businesses primarily through acquisitions, as manufacturers of these products typically do not utilize a distribution channel to serve customers.
During the fourth quarter of our fiscal year ended December 28, 2024, we revised our reportable segments to align
with how the Chairman and Chief Executive Officer manages the business, assesses performance and allocates
resources.

Our revised reportable segments now consist of: (i) Global Distribution and Value

-Added Services; (ii)
Global Specialty Products; and (iii) Global Technology.
Global Distribution and Value-Added Services includes distribution to the global dental and medical markets of national brand and corporate brand merchandise, as well as equipment and related technical services.

This segment
also includes value-added services such as financial services, continuing education services, consulting and other
services.

This segment also markets and sells under our own corporate brand,

a portfolio of cost-effective, high-
quality consumable merchandise.

Global Specialty Products includes manufacturing, marketing and sales of dental
implant and biomaterial products; and endodontic, orthodontic and orthopedic products and other health care-
related products and services.

Global Technology includes development and distribution of practice management software, e-services, and other products, which are distributed to health care providers.
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

It also has accelerated the
growth of DSOs, GPOs, HMOs, group practices, other managed care accounts and collective buying groups, which,
in addition to their emphasis on obtaining products at competitive prices,

tend to favor distributors capable of
providing specialized management information support.

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
According to the U.S. Census Bureau’s International Database, between 2024 and 2034, the 45 and older population is expected to grow by approximately 10%.

Between 2024 and 2044, this age group is expected to grow
by approximately 18%.

This compares with expected total U.S. population growth

rates of approximately 4%
between 2024 and 2034 and approximately 6% between 2024 and 2044.

According to the U.S. Census Bureau’s International Database, in 2024 there are approximately seven million
Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care
services.

By the year 2050, that number is projected to increase to approximately

17 million.

The population aged
65 to 84 years is projected to increase by approximately 18% during the same period.
As a result of these market dynamics, annual expenditures for health care services continue to increase in the
United States.

We
believe that demand for our products and services will grow while continuing to be impacted by
current and future operating, economic, and industry conditions.

The Centers for Medicare and Medicaid Services
or CMS published “National Health Expenditure Data” indicating that total national health care spending reached
approximately $4.9 trillion in 2023, or 17.6% of the nation’s gross domestic product, the benchmark measure for
annual production of goods and services in the United States.

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

Results of Operations
The following tables summarize the significant components of our operating results and cash flows for each of the
three years ended December 28, 2024, December 30, 2023, and December

31, 2022 (in millions):
Years

Ended
December 28, December 30, December 31,
2024 2023 2022
Operating results:
Net sales $ 12,673 $ 12,339 $ 12,647
Cost of sales 8,657 8,479 8,816
Gross profit

4,016 3,860 3,831
Operating expenses:
Selling, general and administrative

3,034 2,956 2,771
Depreciation and amortization 251 209 182
Restructuring and integration costs 110 80 131
Operating income $ 621 $ 615 $ 747
Other expense, net

$ (108) $ (73) $ (26)
Income taxes (128) (120) (170)
Net income 398 436 566
Net income attributable to Henry Schein, Inc. 390 416 538
Years

Ended
December 28, December 30, December 31,
2024 2023 2022
Cash flows:

Net cash provided by operating activities $ 848 $ 500 $ 602
Net cash used in investing activities (430) (1,135) (276)
Net cash provided by (used in) financing activities (510) 701 (315)

Plans of Restructuring and Integration Costs
On August 6, 2024, we committed to a new restructuring plan (the “2024

Plan”) to integrate recent acquisitions,
right-size operations and further increase efficiencies.

During the year ended December 28, 2024, we recorded
restructuring charges associated with the 2024 Plan of $73 million, which primarily related to severance and
employee-related costs, accelerated amortization of right-of-use lease assets and fixed assets, impairment of
intangible assets related to the disposal of a portion of a business and other exit costs.

We expect to record
restructuring charges associated with the 2024 Plan in 2025; however an estimate of the amount of these charges
has not yet been determined.
During the year ended December 28, 2024, in connection with the 2024 Plan,

we recorded an impairment of
goodwill and intangible assets of $13 million related to the disposal of a portion of a business.

This impairment is
included in the $73 million of restructuring charges discussed above and related to the Global Specialty Products
segment.
On August 1, 2022, we committed to a restructuring plan (the “2022

Plan”) focused on funding the priorities of the
BOLD+1 strategic plan, streamlining operations and other initiatives to increase efficiency.

The 2022 Plan has
been completed as of July 31, 2024.

During the years ended December 28, 2024, December

30, 2023, and
December 31, 2022, in connection with our 2022 Plan, we recorded restructuring costs of $37 million, $80 million,
and $128 million, respectively.

The restructuring costs for these periods primarily related to severance and
employee-related costs, accelerated amortization of right-of-use lease assets and fixed assets, impairment of
intangible assets related to disposal of a U.S. business,

and other exit costs.

During the year ended December 30, 2023, in connection with the 2022 Plan,

we recorded an impairment of an
intangible asset of $12 million related to disposal of a U.S. business.

This impairment is included in the $80
million of restructuring costs discussed above and related to the Global Specialty

Products segment.

The disposal
was completed during the first quarter of 2024.

During the year ended December 31, 2022, in connection with the 2022 Plan,

we vacated one of the buildings at our
corporate headquarters in Melville, New York, which resulted in an accelerated amortization of a right-of-use lease asset of $34 million.

We also initiated the disposal of a non-profitable U.S. business within the Global Specialty
Products segment and recorded related costs of $49 million, which primarily consisted of impairment of intangible
assets and goodwill, inventory impairment, and severance and employee-related costs, which are included in the
Global Specialty Products segment.

These costs are included in the $128 million of restructuring charges discussed
above.

The disposal was completed during the first quarter of 2023.

On August 26, 2022, we acquired Midway Dental Supply.

In connection with this acquisition, during the year
ended December 31, 2022, we recorded integration costs of $3 million related to one-time employee and other
costs, as well as restructuring charges of $9 million, which are included in the

$128 million of restructuring charges
discussed above.

The integration and restructuring costs related to Midway Dental

Supply are recorded in the
Global Distribution and Value-Added Services segment.

2024 Compared to 2023
Note: Percentages for Net Sales; Gross Profit; Operating Expenses; Other

Expense, Net; and Income Taxes are
based on actual values and may not recalculate due to rounding.
During the fourth quarter of our fiscal year ended December 28, 2024,

we revised our reportable segments to align
with how the Chairman and Chief Executive Officer manages the business, assesses performance and allocates
resources.

Our revised reportable segments now consist of: (i) Global Distribution and Value

-Added Services; (ii)
Global Specialty Products; and (iii) Global Technology.

All prior comparative segment information has been recast
to reflect our new segment structure.

Net Sales
Net sales by reportable segment and by major product or service type were as follows:
% of % of Increase / (Decrease)
2024 Total 2023 Total $ %
Global Distribution and Value

-Added Services
Global Dental merchandise (1) $ 4,727 37.3% $ 4,787 38.8% $ (60) (1.3) %
Global Dental equipment
(2)
1,719 13.6 1,671 13.5 48 2.9
Global Value

-added services
(3)
233 1.8 191 1.6 42 21.5
Global Dental 6,679 52.7 6,649 53.9 30 0.4
Global Medical (4) 4,081 32.2 3,912 31.7 169 4.3
Total Global Distribution and Value

-Added Services
10,760 84.9 10,561 85.6 199 1.9
Global Specialty Products
(5)
1,446 11.4 1,331 10.8 115 8.7
Global Technology
(6)
630 5.0 602 4.9 28 4.7
Eliminations (163) (1.3) (155) (1.3) (8) n/a
Total

$ 12,673 100.0 $ 12,339 100.0 $ 334 2.7
(1) Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators, abrasives, PPE products,

and our own corporate brand of consumable merchandise.
(2) Includes dental chairs, delivery units and lights, digital dental laboratories, X-ray supplies and equipment, equipment repair and high-tech and digital restoration equipment.
(3) Consists of financial services on a non-recourse basis, continuing education services for practitioners, consulting and other services.
(4) Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment, PPE products and vitamins.
(5) Includes manufacturing, marketing and sales of dental implant and biomaterial products; and endodontic, orthodontic and orthopedic products and other health care-related products and services.
(6) Consists of practice management software, e-services, and other products, which are distributed to health care providers.
The components of our sales growth/(decline) were as follows:
Local Currency Growth/(Decline)
Total Local
Currency
Growth/(Decline)
Foreign
Exchange
Impact
Total Sales
Growth/(Decline)
Local Internal
Growth
Acquisition
Growth
Global Distribution and Value

-Added Services
Global Dental Merchandise (1.2) % 0.2% (1.0) % (0.3) % (1.3) %
Global Dental Equipment 2.7 0.3 3.0 (0.1) 2.9
Global Value

-added services
0.4 21.4 21.8 (0.3) 21.5
Global Dental (0.2) 0.9 0.7 (0.3) 0.4
Global Medical (1.2) 5.5 4.3 - 4.3
Total Global Distribution and Value

-Added Services
(0.6) 2.6 2.0 (0.1) 1.9
Global Specialty Products

0.1 9.1 9.2 (0.5) 8.7
Global Technology 2.4 2.0 4.4 0.3 4.7
Total (0.4) 3.3 2.9 (0.2) 2.7

Global Sales
Global net sales for the year ended December 28, 2024 increased 2.7%.

The components of sales growth are
presented in the table above.
The 0.4% decrease in our internally generated local currency sales was primarily attributable to the migration to
lower priced products and the challenging economic environment in certain markets and lower sales of PPE
products and COVID-19 test kits.

For the year ended December 28, 2024, the estimated increase in internally
generated local currency sales, excluding PPE products and COVID-19 test kits, was 0.3%.
Global Distribution and Value-Added Services Sales
Global Distribution and Value-Added Services net sales for the year ended December 28, 2024 increased 1.9%.

The components of our sales increase are presented in the table above.

The 0.2% decrease in internally generated local currency dental sales was primarily due to the migration to lower
priced dental merchandise products and a challenging economic environment in certain markets, and lower sales of
PPE products.

The decrease was partially offset by sales growth in traditional equipment and parts and services in
the United States and sales growth in digital equipment in our international markets, partially offset by lower sales
of digital equipment in the United States and declines in sales of traditional equipment in certain international
markets.

The growth in traditional equipment benefited from installation delays during the fourth quarter of 2023
after the cyber incident.
The 1.2% decrease in internally generated local currency medical sales reflects the conversion of certain
pharmaceutical products to lower priced generics, and lower sales of PPE products,

COVID-19 test kits and
influenza vaccines, partially offset by strong sales of point-of-care diagnostics including multi-assay flu/COVID
combination test kits.
The acquisition growth in medical sales was attributable to our expansion in the Home Solutions market, including
the acquisition of Shield Healthcare during the year ended December

30, 2023.

The acquisition growth in value-
added services within dental sales was attributable primarily to an acquisition of a practice transitions business in
2023.
We estimate that sales of PPE products and COVID-19 test kits were approximately $622 million for the year
ended December 28, 2024 as compared to $710 million for the year ended

December 30, 2023 representing an
estimated decrease of $88 million.

The estimated $88 million net decrease in sales of PPE products and COVID-19
test kits represents 5.8% of Global Distribution and Value-Added Services net sales for the year ended December
28, 2024, and was primarily due to lower glove prices and reduced demand following the cyber incident.

The
estimated increase in the segment’s internally generated local currency sales, excluding PPE products and COVID-
19 test kits, was 0.3%.
Global Specialty Products
Global Specialty Products net sales for the year ended December

28, 2024 increased

8.7%.

The components of our
sales increase are presented in the table above.
The internally generated local currency sales were relatively flat due to implant sales growth in certain international
markets and growth in endodontics sales in the United States and international markets, offset by a decline in
implant sales in the United States and lower orthodontic sales.

The increase in local currency Global Specialty
Products sales was attributable to the acquisitions of TriMed during the year ended December 28, 2024,

and
Biotech Dental and S.I.N. Implant System during the year ended December

30, 2023.

Global Technology
Global Technology net sales for the year ended December 28, 2024 increased 4.7%.

The components of sales
growth are presented in the table above.
The internally generated local currency increase of 2.4% in Global Technology sales was primarily attributable to a continued increase in the number of cloud-based users of our practice management software and an increase in
revenue cycle management solutions and our analytical products.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
Gross Gross Increase / (Decrease)
2024 Margin % 2023 Margin % $ %
Global Distribution and Value

-Added Services
$ 2,776 25.8% $ 2,699 25.6% $ 77 3.2%
Global Specialty Products 802 55.4 720 54.1 82 11.3
Global Technology 424 67.4 417 69.2 7 1.9
Corporate 14 n/a 24 n/a (10) (41.4)
Total

$ 4,016 31.7 $ 3,860 31.3 $ 156 4.1
As a result of different practices of categorizing costs associated with distribution networks throughout our
industry, our gross margins may not necessarily be comparable to other distribution companies.

Gross margin
percentages vary between our segments.

We realize substantially higher gross margin from sales of products that we develop and manufacture within our Global Specialty Products segment compared to gross margin from sales of
products that we distribute within our Global Distribution and Value-Added Services segment.

Within our Global
Technology segment, higher gross margins result from us being both the developer and seller of software products and services.

Within our Global Distribution and Value

-Added Services segment, gross profit margins may vary between the periods as a result of the changes in the mix of products sold as well as changes in our customer mix.

With respect
to customer mix, sales to our large-group customers are typically completed at lower gross margins due to the
higher volumes sold as opposed to the gross margin on sales to office-based practitioners, who normally purchase
lower volumes.

The increase in Global Distribution and Value-Added Services gross profit for the year ended December 28, 2024 compared to the prior-year-period is due to acquisitions and margin expansion providing a favorable impact of sales
mix of higher-margin products.
The increase in Global Specialty Products gross profit reflects increased sales volume and higher gross profit from
internally generated sales and gross profit from acquisitions.

The increase in gross margin rates was due to product
mix.

The increase in Global Technology gross profit is the result of a higher gross profit from internally generated sales and gross profit from acquisitions.

The decrease in gross margin rates was due to increased vendor costs and product mix.

Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring and integration costs) by segment were as follows:
% of % of
Respective Respective Increase / (Decrease)
2024 Net Sales 2023 Net Sales $ %
Global Distribution and Value

-Added Services
$ 2,080 19.3% $ 2,034 19.3% $ 46 2.3%
Global Specialty Products 624 43.2 545 41.0 79 14.4
Global Technology 272 43.2 275 45.6 (3) (0.8)
Corporate 91 n/a 116 n/a (25) (22.1)
3,067 24.2 2,970 24.1 97 3.3
Adjustments (1) 328 n/a 275 n/a 53 n/a
Total operating expenses $ 3,395 26.8 $ 3,245 26.3 $ 150 4.6
(1)
Adjustments represent items excluded from segment operating income to enable comparison of financial results between periods.

These items may vary independently of business performance.

Please see
Note 4 – Segment and Geographic Data
.

These
adjustments (current year vs. prior year) consist of (i) acquisition intangible amortization ($184 million vs. $150 million); (ii)
restructuring costs ($110 million vs. $80 million); (iii) changes in contingent consideration ($45 million vs. $0 million); (iv) cyber incident third-party advisory expenses, net of insurance proceeds ($31 million net proceeds vs. $11 million net expenses); (v)
impairment of capitalized assets ($12 million vs. $27 million); (vi) impairment of intangible assets ($0 million vs. $7 million); (vii)
litigation settlements ($6 million vs. $0 million); and (viii) costs associated with shareholder advisory matters ($2 million vs. $0 million).

The net increase in operating expenses is attributable to the following:
Operating Costs
(excluding
acquisitions) Acquisitions Adjustments Total
Global Distribution and Value

-Added Services
$ (23) $ 69 $ - $ 46
Global Specialty Products 9 70 - 79
Global Technology (8) 5 - (3)
Corporate (25) - - (25)
(47) 144 - 97
Adjustments - - 53 53
Total operating expenses $ (47) $ 144 $ 53 $ 150
The components of the net increase in total operating expenses are presented in the table above.

The decrease in
operating costs (excluding acquisitions) during the year ended December 28,

2024 included cost savings from our
restructuring activities and reflected a gain of $19 million related to the remeasurement to fair value of a previously
held equity investment within our Global Distribution and Value-Added Services segment.
Other Expense, Net
Other expense, net was as follows:
Variance
2024 2023 $ %
Interest income

$ 24 $ 17 $ 7 39.8%
Interest expense

(131) (87) (44) (51.7)
Other, net

(1) (3) 2 n/a
Other expense, net

$ (108) $ (73) $ (35) (49.3)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings and increased interest rates.

Income Taxes
Our effective tax rate was 24.9% for the year ended December 28, 2024, compared to 22.1%

for the prior year
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

As of December 28, 2024,

the impact of the Pillar Two
rules to our financial statements was immaterial.

2023 Compared to 2022
Discussion of the results of operations for the year ended December

30, 2023 as compared to December 31, 2022
was included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results

of
Operations” in the Company’s Form 10-K for the year ended December 30, 2023, as filed with the SEC on
February 28, 2024. During the fourth quarter of our fiscal year ended

December 28, 2024, we revised our reportable
segments to align with how the Chairman and Chief Executive Officer manages the business, assesses performance
and allocates resources.

A discussion of the results of operations for the year ended

December 30, 2023 as
compared to December 31, 2022 for net sales and segment adjusted operating income based on the realigned
segments is presented below.
Note: Percentages for Net Sales; Gross Profit; Operating Expenses; Other

Expense, Net; and Income Taxes are
based on actual values and may not recalculate due to rounding.
Net Sales
Net sales were as follows:
% of % of Increase / (Decrease)
2023 Total 2022 Total $ %
Global Distribution and Value

-Added Services
Global Dental merchandise (1) $ 4,787 38.8% $ 4,763 37.7% $ 24 0.5%
Global Dental equipment
(2)
1,671 13.5 1,715 13.5 (44) (2.6)
Global Value

-added services
(3)
191 1.6 151 1.2 40 27.1
Global Dental 6,649 53.9 6,629 52.4 20 0.3
Global Medical (4) 3,912 31.7 4,346 34.4 (434) (10.0)
Total Global Distribution and Value

-Added Services
10,561 85.6 10,975 86.8 (414) (3.8)
Global Specialty Products
(5)
1,331 10.8 1,273 10.1 58 4.6
Global Technology
(6)
602 4.9 549 4.3 53 9.6
Eliminations (155) (1.3) (150) (1.2) (5) n/a
Total

$ 12,339 100.0 $ 12,647 100.0 $ (308) (2.4)
(1) Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators, abrasives, PPE products,

and our own corporate brand of consumable merchandise.
(2) Includes dental chairs, delivery units and lights, digital dental laboratories, X-ray supplies and equipment, equipment repair and high-tech and digital restoration equipment.
(3) Consists of financial services on a non-recourse basis, continuing education services for practitioners, consulting and other services.
(4) Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment, PPE products and vitamins.
(5) Includes manufacturing, marketing and sales of dental implant and biomaterial products; and endodontic, orthodontic and orthopedic products and other health care-related products and services.
(6) Consists of practice management software, e-services, and other products, which are distributed to health care providers.
The components of our sales growth/(decline) were as follows:
Local Currency Growth/(Decline)
Total Local
Currency
Growth/
(Decline)
Foreign
Exchange
Impact
Total Sales
Growth/
(Decline)
Local
Internal
Growth
Acquisition
Growth
Extra Week
Impact
Global Distribution and Value

-Added Services
Global Dental Merchandise (0.6) % 2.2% (1.0) % 0.6% (0.1) % 0.5%
Global Dental Equipment (1.7) 1.1 (2.1) (2.7) 0.1 (2.6)
Global Value

-added services
11.4 16.5 (0.7) 27.2 (0.1) 27.1
Global Dental (0.6) 2.2 (1.3) 0.3 - 0.3
Global Medical (11.0) 2.3 (1.3) (10.0) - (10.0)
Total Global Distribution and Value

-Added Services
(4.7) 2.2 (1.3) (3.8) - (3.8)
Global Specialty Products

(4.0) 8.7 (1.0) 3.7 0.9 4.6
Global Technology 8.3 2.1 (0.8) 9.6 - 9.6
Total (4.2) 2.9 (1.2) (2.5) 0.1 (2.4)

Global Sales
We report our results of operations on a 52 or 53 weeks per fiscal year basis ending on the last Saturday of
December.

The year ended December 30, 2023 consisted of 52 weeks, and

the year ended December 31, 2022
consisted of 53 weeks,

resulting in an extra week of sales.
Global net sales for the year ended December 30, 2023 decreased 2.4%.

The components of our sales decline are
presented in the table above.

The 4.2% decrease in our internally generated local currency sales was primarily attributable to a decrease in sales
of PPE products and COVID-19 test kits.

For the nine months ended September 30, 2023, the estimated

increase in
internally generated local currency sales, excluding PPE products and COVID-19 test kits, was 3.5%.

However, as
a result of the adverse impact of the 2023 cyber incident during the quarter ended

December 30, 2023, our
internally generated local currency sales, excluding sales of PPE products and COVID-19 test kits, on a full year
basis were flat compared to the prior year.
Global Distribution and Value-Added Services Sales
Global Distribution and Value-Added Services net sales for the year ended December 30, 2023 decreased 3.8%.

The components of our sales decline are presented in the table above.

The 0.6% decrease in internally generated local currency dental sales was attributable to a decrease in sales of
dental merchandise and dental equipment as a result of the adverse impact of the 2023 cyber incident.
The 11.0% decrease in internally generated local currency medical sales is primarily attributable to the impact of
the 2023 cyber incident and to lower sales of PPE products and COVID-19 test kits and other point-of-care
diagnostic products.
The acquisition growth in medical sales was attributable to our expansion in the Home Solutions market, including
the acquisition of Shield Healthcare during the year ended December

30, 2023.

The acquisition growth in value-
added services was attributable primarily to an acquisition of a practice transitions business in 2023.
The increase in internally generated local currency value-added services sales is attributable to an increase in our
dental billing solutions, partially offset by the expiration, during the year ended

December 31, 2022, of a modestly
profitable government contract in one of our value-added services businesses.

We estimate that sales of PPE products and COVID-19 test kits were approximately $710 million for the year
ended December 30, 2023

as compared to $1,238 million for the year ended December 31, 2022 representing an
estimated decrease of $528 million.

The estimated $528 million net decrease in sales of PPE products and COVID-
19 test kits represents 5.0%

of Global Distribution and Value-Added Services net sales for the year ended
December 30, 2023 and was primarily due to lower market prices and loss of demand during the 2023 cyber
incident.

Excluding PPE products and COVID-19 test kits, our internally generated local currency sales were flat.
Global Specialty Products
Global Specialty Products net sales for the year ended December 30, 2023 increased 4.6%.

The components of
sales increase are presented in the table above.
The decrease in internally generated local currency sales was primarily attributable to lower sales in our
orthodontics business,

partially impacted by a patent expiration and the October 2023 cyber incident and declines in
certain other health care related consumable merchandise products.
The acquisition growth in Global Specialty Products sales was attributable to the acquisitions of Biotech Dental and
S.I.N. Implant system during the year ended December 30, 2023.

Global Technology
Global Technology net sales for the year ended December 30, 2023 increased 9.6%.

The components of our sales
growth are presented in the table above.

During the year ended December 30, 2023, the trend for sales of practice management software growth remained strong as we continued to increase the number of cloud-based users.

We
also experienced increased demand for our revenue cycle management solutions and our analytical products.

This
segment of our business was not directly affected by the 2023 cyber incident in the fourth quarter.
Gross Profit
Gross profit and gross margin percentages by reportable segment were as follows:
Gross Gross Increase / (Decrease)
2023 Margin % 2022 Margin % $ %
Global Distribution and Value

-Added Services
$ 2,699 25.6% $ 2,769 25.2% $ (70) (2.5) %
Global Specialty Products
720 54.1 678 53.3 42 6.3
Global Technology
417 67.4 375 69.2 42 11.3
Corporate
24 n/a 9 n/a 15 152.9
Total

$ 3,860 31.7 $ 3,831 31.3 $ 29 0.8
As a result of different practices of categorizing costs associated with distribution networks throughout our
industry, our gross margins may not necessarily be comparable to other distribution companies.

Gross margin
percentages vary between our segments.

We realize substantially higher gross margin from sales of products that we develop and manufacture within our Global Specialty Products segment compared to gross margin from sales of
products that we distribute within our Global Distribution and Value-Added Services segment.

Within our Global
Technology segment, higher gross margins result from us being both the developer and seller of software products and services.

Within our Global Distribution and Value

-Added Services segment, gross profit margins may vary between the periods as a result of the changes in the mix of products sold as well as changes in our customer mix.

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

The decrease in Global Distribution and Value-Added Services gross profit for the year ended December 30, 2023 compared to the prior year was due to the 2023 cyber incident and a reduction in sales of PPE products and
COVID-19 test kits, partially offset by additional gross profit from acquisitions.
The increase in Global Specialty Products gross profit is primarily attributable to gross profit from our acquisitions
offset by lower gross profit from our orthodontics business and certain other health care related consumable
merchandise products.

The increase in gross margin rates was due to a favorable impact of sales mix.
The increase in Global Technology gross profit reflects increased local currency revenues and additional gross profit from acquisitions.

Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization,
restructuring and integration costs) by segment were as follows:
% of % of
Respective Respective Increase / (Decrease)
2023 Net Sales 2022 Net Sales $ %
Global Distribution and Value

-Added Services
$ 2,034 19.3% $ 1,936 17.6% $ 98 5.0%
Global Specialty Products 545 41.0 486 38.2 59 12.3
Global Technology 275 45.6 250 45.4 25 10.1
Corporate 116 n/a 121 n/a (5) (4.9)
2,970 24.1 2,793 22.1 177 6.3
Adjustments (1) 275 n/a 291 n/a (16) n/a
Total operating expenses $ 3,245 26.3 $ 3,084 24.4 $ 161 5.2
(1)
Adjustments represent items excluded from segment operating income to enable comparison of financial results between periods.

These items may vary independently of business performance.

Please see
Note 4 – Segment and Geographic Data
.

These
adjustments (current year vs. prior year) consist of (i) acquisition intangible amortization ($150 million vs. $126 million); (ii)
restructuring costs ($80 million vs. $131 million); (iii) cyber incident third-party advisory expenses ($11 million vs. $0 million);
(iv) impairment of capitalized assets ($27 million vs. $0 million); and (v) impairment of intangible assets ($7 million vs. $34 million).

The net increase in operating expenses is attributable to the following:
Operating Costs
(excluding
acquisitions) Acquisitions Adjustments Total
Global Distribution and Value

-Added Services
$ 45 $ 53 $ - $ 98
Global Specialty Products (12) 71 - 59
Global Technology 21 4 - 25
Corporate (5) - - (5)
49 128 - 177
Adjustments - - (16) (16)
Total operating expenses $ 49 $ 128 $ (16) $ 161
The increase in operating costs (excluding acquisitions) during the year ended

December 30, 2023 includes
increases in payroll and payroll related costs primarily in our Global

Distribution and Value-Added Services
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

As of December 30, 2023, the impact of the Pillar Two
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
Note 14 – Debt

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
Net cash provided by operating activities was $848 million for the year ended December 28, 2024, compared to net
cash provided by operating activities of $500 million for the prior year.

The net change of $348 million was
primarily attributable to changes in working capital accounts (primarily accounts receivable and inventory), and
higher cash net income.

The residual impacts of the 2023 cyber incident on our working capital during the year
ended December 28, 2024 included an increase in operating cash flows from accounts receivable due to improved
collection levels and decreased cash flows from accounts payable and accrued expenses resulting from previously
delayed payments.
Net cash used in investing activities was $430 million for the year ended December 28, 2024, compared to net cash
used in investing activities of $1,135 million for the prior year.

The net change of $705 million was primarily
attributable to decreased payments for equity investments and business acquisitions.
Net cash used in financing activities was $510 million for the year ended December 28, 2024, compared to net cash
provided by financing activities of $701 million for the prior year.

The net change of $1,211 million was primarily
due to decreased net borrowings from debt to finance our investments,

increased acquisitions of noncontrolling
interests in subsidiaries and increased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources:
December 28, December 30,
2024 2023
Cash and cash equivalents

$ 122 $ 171
Working

capital
(1) 1,180 1,805
Debt:
Bank credit lines

$ 650 $ 264
Current maturities of long-term debt

56 150
Long-term debt

1,830 1,937
Total debt

$ 2,536 $ 2,351
Leases:
Current operating lease liabilities $ 75 $ 80
Non-current operating lease liabilities 259 310
(1)

Includes $241 million and $284 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at December 28, 2024 and December 30, 2023, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations increased to 47.3 days as of December 28, 2024
from 46.2 days as of December 30, 2023.

Adjusted for the impact of the cyber incident our days sales outstanding decreased to 45.7 days as of December 28, 2024.

During the years ended December 28, 2024 and December

30,
2023, we wrote off approximately $12 million and $16 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.

Our inventory turns from operations increased to 5.0 as of December

28, 2024
from 4.5 as of December 30, 2023.

Our working capital accounts may be impacted by current and

future economic
conditions.
Contractual obligations
The following table summarizes our contractual obligations related to fixed and variable rate long-term debt and
finance lease obligations, including interest (assuming a weighted average interest rate of 4.88%), as well as
inventory purchase commitments and operating lease obligations as of December 28, 2024:
Payments due by period
< 1 year 2 - 3 years 4 - 5 years > 5 years Total
Contractual obligations:
Long-term debt, including interest

$ 140 $ 1,053 $ 337 $ 657 $ 2,187
Inventory purchase commitments

9 5 - - 14
Operating lease obligations

87 130 80 81 378
Transition tax obligations

24 - - - 24
Finance lease obligations, including interest

3 3 1 - 7
Total

$ 263 $ 1,191 $ 418 $ 738 $ 2,610
For information relating to our debt please see
Note 14 – Debt
.

Leases
We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment.

Our leases have remaining terms of less than one year to approximately

17 years, some of
which may include options to extend the leases for up to 15 years.

As of December 28, 2024, our right-of-use
assets related to operating leases were $293 million and our current and non-current operating lease liabilities were
$75 million and $259 million, respectively.

Please see
Note 8 – Leases

for further information.
Stock Repurchases
On January 27, 2025, our Board authorized the repurchase of up to an additional $500 million in shares of our
common stock.
From March 3, 2003 through December 28, 2024, we repurchased $5.1 billion, or 95,814,454 shares, under our
common stock repurchase programs, with $380 million available as of December 28, 2024 for future common stock
share repurchases.

Subject to market conditions and other factors, we plan to continue to accelerate our share
repurchase activity.
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

As of December 28, 2024 and December 30, 2023, our balance

for
redeemable noncontrolling interests was $806 million and $864 million,

respectively.

Please see
Note 20 –
Redeemable Noncontrolling Interests

for further information.
Unrecognized tax benefits

As more fully disclosed in
Note 15 – Income Taxes

of “Notes to Consolidated Financial Statements,” we cannot
reasonably estimate the timing of future cash flows related to our unrecognized tax benefits, including accrued
interest, of $108 million and $115 million as of December 28, 2024 and December 30, 2023, respectively.

Critical Accounting Estimates
Our accounting policies are described in
Note 1 – Basis of Presentation and Significant Accounting Policies

of the
consolidated financial statements.

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
statements:

Inventories and Reserves
Inventories consist primarily of finished goods, raw materials and work-in-process and are valued at the lower of
cost or net realizable value.

Cost is determined by the weighted average method for merchandise and actual cost
for large equipment,

high tech equipment and drop-shipments.

We include product costs, labor, and related fixed
and variable overhead in the cost of inventory

that we manufacture.

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

We regard our reporting units to be our operating segments or one level below the operating segments.

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
During the year ended December 28, 2024, we engaged third-party valuation specialists to determine the relative
fair value of our goodwill related to the revision of our reportable segments.

Our management reviewed and
approved this valuation.
During the fourth quarter of our fiscal year ended December 28, 2024,

we revised our segment structure to align
with how our Chairman and Chief Executive Officer manages the business, assesses performance and allocates
resources.

Our revised reportable segments now consist of: (i) Global Distribution and Value

-Added Services; (ii)
Global Specialty Products; and (iii) Global Technology.

Reporting units under the former structure were tested for
impairment, and no impairment was identified.

As a result of the realignment and the change in operating
segments, we reallocated goodwill to each of our new reporting units using a relative fair value approach.

Based on
the impairment test under the new structure, it was determined that the fair values of our reporting units more likely
than not exceeded their carrying values, resulting in no impairment.

For both the former and new structure
goodwill impairment tests as of September 30, 2024, the fair values of reporting units were computed using the
methodology described above.

In connection with our restructuring initiatives, during the year ended

December 28, 2024, we recorded an $11
million impairment of goodwill in the Global Specialty Products segment,

relating to the disposal of a portion of a
business; such impairment was calculated based on the relative fair value of goodwill.

For the year ended
December 31, 2022, in connection with our restructuring activities, we recorded a $20 million impairment of
goodwill, in the Global Specialty Products segment, relating to the disposal of an unprofitable business for which
estimated fair value was lower than carrying value.

Apart from the above impairments identified in connection with our restructuring initiative, we did not record any
additional impairment during the years ended December 28, 2024, December

30, 2023, and December 31, 2022.

We performed our annual quantitative testing for the remaining goodwill and the fair value of each of our reporting units sufficiently exceeded the carrying values.

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
results.

During the year ended December 28, 2024, we recorded $4 million of impairment charges related to businesses in
our Global Distribution and Value-Added Services segment.

It included $2 million of a trade name impairment,
calculated using the relative fair value, related to a disposal of a business,

and $1 million related to trade name
impairment due to business integration in connection with our restructuring initiatives.

The remaining $1 million
impairment charges related to trade names and non-compete agreements and were calculated as the differences
between the carrying values and the estimated fair values of the impaired intangible assets, using a discounted
estimate of future cash flows.

During the year ended December 30, 2023, we recorded $19 million of impairment charges related to businesses in
our Global Distribution and Value-Added Services segment, consisting of $7 million primarily related to customer lists and relationships attributable to lower than anticipated operating margins in certain businesses, and a $12
million charge related to the planned exit of a business in connection with our restructuring initiatives.

These
impairment charges were calculated as the differences between the carrying values and the estimated fair values of
the impaired intangible assets, using a discounted estimate of future cash flows.
During the year ended December 31, 2022, we recorded $49 million of impairment charges related to businesses in
our Global Distribution and Value-Added Services segment, consisting of a $15 million charge related to the disposal of an unprofitable business in connection with our restructuring initiatives, and a $34 million charge
related to customer lists and relationships attributable to customer attrition rates being higher than expected in
certain other Global Distribution and Value-Added Services businesses.

These impairment charges were calculated
as the differences between the carrying values and the estimated fair values of the impaired intangible assets, using
a discounted estimate of future cash flows.
Please see
Note 16 – Plans of Restructuring and Integration Costs

for additional details.

Redeemable Noncontrolling Interests
Some minority stockholders in certain of our consolidated subsidiaries have the right, at certain times, to require us
to acquire their ownership interest in those entities at fair value.

The redemption amounts have been estimated
based on recent transactions and/or implied multiples of earnings and, if such earnings and cash flows are not
achieved, the value of the redeemable noncontrolling interests might be impacted.

See
Note 1 – Basis of
Presentation and Significant Accounting Policies

and
Note 20 – Redeemable Noncontrolling Interests

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

We evaluate the realizability of our deferred tax assets quarterly.
Accounting Standards Codification Topic 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements in accordance with provisions contained within its guidance.

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
Note 15 – Income Taxes

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

A hypothetical 5% change in the average value of the U.S. dollar in 2024 compared to
foreign currencies would have changed our 2024 reported Net income attributable to Henry Schein, Inc. by
approximately $7 million.
As of December 28, 2024, our forward foreign currency exchange agreements,

which expire through November 3,
2028, had a fair value of $12 million as determined by quoted market prices.

Included in the forward foreign
currency exchange agreements, Henry Schein, Inc. had net investment designated EUR/USD forward contracts
with notional values of approximately €300 million and reported fair values of $9 million.

A 5% increase in the
value of the Euro to the USD from December 28, 2024 would decrease the fair value of these forward contracts by
$17 million.
Total

Return Swaps
On March 20, 2020, we entered into a total return swap for the purpose of economically hedging our unfunded non-
qualified supplemental retirement plan and our deferred compensation plan obligation.

At inception, the notional value of the investments in these plans was $43 million.

At December 28, 2024, the
notional value of the investments in these plans was $106 million.

At December 28, 2024, the financing blended
rate for this swap was based on the Secured Overnight Financing Rate

(“SOFR”) of 4.53% plus 0.61%, for a
combined rate of 5.14%.

For the years ended December 28, 2024, December 30, 2023, and

December 31, 2022 we
have recorded a gain/(loss), within selling, general and administrative expense, of approximately $8 million, $10
million and $(17) million, respectively, net of transaction costs, related to this undesignated swap.

This swap is
expected to be renewed on an annual basis and is expected to result in a neutral impact to our results of operations.

Credit Risk Monitoring
We limit our credit risk with respect to our cash equivalents, short-term investments and derivative instruments by monitoring the credit worthiness of the financial institutions who are the counterparties to such financial
instruments.

As a risk management policy, we limit the amount of credit exposure by diversifying and utilizing numerous investment grade counterparties.

Interest Rate Risk
As of December 28, 2024, we had variable interest rate exposure for certain of our revolving credit facilities and
our U.S. trade accounts receivable securitization.
Our revolving credit facility,

which we entered into on July 11,

2023 and expires on July 11, 2028,

has a variable
interest rate that is based on the SOFR plus a spread based on our leverage ratio at the end of each financial
reporting quarter.

As of December 28, 2024, there was $0 million outstanding under this revolving credit facility.

During the year ended December 28, 2024, the average outstanding balance was approximately $50 million.

Based
upon our average outstanding balances, for each hypothetical increase of 25 basis points, our interest expense
thereunder would have increased by $0.1 million.
Our U.S. trade accounts receivable securitization, which we entered into on April 17, 2013 and expires on
December 6, 2027, has a variable interest rate that is based upon the asset-backed commercial paper rate.

As of
December 28, 2024, the commercial paper rate was 4.73% plus 0.75%,

for a combined rate of 5.48%,

and the
outstanding balance under this securitization facility was $150 million.

During the year ended December 28, 2024,
the average outstanding balance was approximately $252 million.

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

As of December 28, 2024, the
notional value of the interest rate swap agreements was $713 million.

On July 11, 2023, we entered into a three-year $750 million term loan credit agreement (the “Term Credit
Agreement”).

The interest rate on this term loan is based on the Term SOFR plus a spread based on our leverage ratio at the end of each financial reporting quarter.

This term loan matures on July 11, 2026.

At December 28,
2024, the interest rate under the Term Credit Agreement was 4.45% plus 1.60% for a combined rate of 6.05%.

However, we have a hedge in place (see
Note 13 – Derivatives and Hedging Activities

for additional information)
that ultimately creates an effective fixed rate of 6.04%.

ITEM 8.

Financial Statements and Supplementary Data

HENRY SCHEIN, INC.
Page
Number
Report of Independent Registered Public Accounting Firm

(BDO USA, P.C.;

New York,

NY; PCAOB
ID#
243
)
73
Consolidated Financial Statements
:
Balance Sheets as of December 28, 2024 and December 30, 2023

75
Statements of Income for the years ended December 28, 2024,
December 30, 2023 and December 31, 2022
76
Statements of Comprehensive Income for the years ended December 28, 2024,
December 30, 2023 and December 31, 2022
77
Statements of Changes in Stockholders’ Equity for the years ended

December 28, 2024, December 30, 2023 and December 31, 2022
78
Statements of Cash Flows for the years ended December 28, 2024,
December 30, 2023 and December 31, 2022
79
Notes to Consolidated Financial Statements
80

Note 1 – Basis of Presentation and Significant Accounting Policies
80

Note 2 – Cyber Incident

91

Note 3 – Net Sales from Contracts with Customers

92

Note 4 – Segment and Geographic Data

93

Note 5 – Business Acquisitions
96

Note 6 – Inventories, Net

102

Note 7 – Property and Equipment, Net

102

Note 8 – Leases

103

Note 9 – Goodwill and Other Intangibles, Net

105

Note 10 – Investments and Other

107

Note 11 – Fair Value Measurements

108

Note 12 – Concentrations of Risk

110

Note 13 – Derivatives and Hedging Activities

111

Note 14 – Debt

113

Note 15 – Income Taxes

117

Note 16 – Plans of Restructuring and Integration Costs

121

Note 17 – Commitments and Contingencies

124

Note 18 – Stock-Based Compensation

126

Note 19 – Employee Benefit Plans

129

Note 20 – Redeemable Noncontrolling Interests

132

Note 21 – Comprehensive Income

132

Note 22 – Earnings Per Share

134

Note 23 – Supplemental Cash Flow Information
134

Note 24 – Related Party Transactions
135

Note 25 – Subsequent Event

135

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors

Henry Schein, Inc.
Melville, New York
Opinion on the Consolidated Financial Statements

We

have

audited

the

accompanying

consolidated

balance

sheets

of

Henry

Schein,

Inc.

(the

“Company”)

as

of
December 28, 2024 and December 30, 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity,

and cash flows for each of

the three years in the period

ended December 28, 2024,
and

the

related

notes

(collectively

referred

to

as

the

“consolidated

financial

statements”).

In

our

opinion,

the
consolidated financial

statements present

fairly,

in

all material

respects, the

financial position

of

the

Company at
December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in

the period

ended December

28, 2024,

in conformity

with accounting

principles generally

accepted in

the
United States of America.
We

also

have

audited,

in

accordance

with

the

standards

of

the

Public

Company

Accounting

Oversight

Board
(United

States)

(“PCAOB”),

the

Company's

internal

control

over

financial

reporting

as

of

December

28,

2024,
based

on

criteria

established

in

Internal

Control

–

Integrated

Framework

(2013)

issued

by

the

Committee

of
Sponsoring Organizations of the Treadway Commission (COSO) and

our report dated February 25, 2025 expressed
an unqualified opinion thereon.
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

Business Acquisition - Valuation of Acquired Intangible Assets
As described in Note 5 of the consolidated financial statements, the Company acquired TriMed Inc. (“TriMed”) in
2024. As a result of this acquisition, management was required to determine the fair values of the identifiable assets
acquired and liabilities assumed. In connection with the acquisition of TriMed, the Company recorded

$204 million
of identifiable intangible assets related to product development.
We identified the revenue growth rates for certain periods used in the determination of the fair value of the acquired product development in the acquisition of TriMed as a critical audit matter. The principal consideration for our determination was the subjective judgement required by management in formulating these revenue growth rates.
Auditing these considerations involved especially subjective and challenging auditor judgement due to the nature
and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
●
Evaluating the reasonableness of the revenue growth rates used in the determination of the fair values of the
acquired product development

in the

acquisition of TriMed

by: (i) reviewing

the historical performance

of
the acquired company utilizing their

financial statements, and (ii)

assessing the revenue projections against
industry metrics for certain periods.

/s/
BDO USA,

P.C.
We have served as the Company's auditor since 1984.
New York, NY
February 25, 2025

See accompanying notes.
75
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
December 28, December 30,
2024 2023
ASSETS
Current assets:
Cash and cash equivalents

$
122
$
171
Accounts receivable, net of allowance for credit losses of $
78

and $
83

(1)
1,482
1,863
Inventories, net
1,810
1,815
Prepaid expenses and other

569
639
Total current assets

3,983
4,488
Property and equipment, net

531
498
Operating lease right-of-use assets
293
325
Goodwill

3,887
3,875
Other intangibles, net

1,023
916
Investments and other
501
471
Total assets

$
10,218
$
10,573
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable

$
962
$
1,020
Bank credit lines

650
264
Current maturities of long-term debt

56
150
Operating lease liabilities
75
80
Accrued expenses:
Payroll and related

303
332
Taxes

139
137
Other

618
700
Total current liabilities

2,803
2,683
Long-term debt (1)
1,830
1,937
Deferred income taxes

102
54
Operating lease liabilities
259
310
Other liabilities

387
436
Total liabilities

5,381
5,420
Redeemable noncontrolling interests

806
864
Commitments and contingencies

(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
124,155,884

outstanding on December 28, 2024 and
129,247,765

outstanding on December 30, 2023
1
1
Additional paid-in capital
-
-
Retained earnings

3,771
3,860
Accumulated other comprehensive loss

(379)
(206)
Total Henry Schein, Inc. stockholders' equity
3,393
3,655
Noncontrolling interests
638
634
Total stockholders' equity

4,031
4,289
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
10,218
$
10,573
(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”).

At December 28, 2024 and
December 30, 2023, includes trade accounts receivable of $
241

million and $
284

million, respectively, and long-term debt of $
150
million and $
210

million, respectively.

See
Note 1 – Basis of Presentation and Significant Accounting Policies

for further
information.

See accompanying notes.
76
HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF INCOME
(in millions, except share and per share data)
Years

Ended
December 28, December 30, December 31,
2024 2023 2022
Net sales

$
12,673
$
12,339
$
12,647
Cost of sales

8,657
8,479
8,816
Gross profit

4,016
3,860
3,831
Operating expenses:
Selling, general and administrative

3,034
2,956
2,771
Depreciation and amortization
251
209
182
Restructuring and integration costs
110
80
131
Operating income

621
615
747
Other income (expense):
Interest income

24
17
8
Interest expense

(131)
(87)
(35)
Other, net

(1)
(3)
1
Income before taxes, equity in earnings of affiliates and

noncontrolling interests
513
542
721
Income taxes

(128)
(120)
(170)
Equity in earnings of affiliates, net of tax
13
14
15
Net income
398
436
566
Less: Net income attributable to noncontrolling interests

(8)
(20)
(28)
Net income attributable to Henry Schein, Inc.

$
390
$
416
$
538
Earnings per share attributable to Henry Schein, Inc.:
Basic

$
3.07
$
3.18
$
3.95
Diluted

$
3.05
$
3.16
$
3.91
Weighted-average common

shares outstanding:
Basic

126,788,997
130,618,990
136,064,221
Diluted

127,779,228
131,748,171
137,755,670

See accompanying notes.
77
HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(in millions)
Years

Ended
December 28, December 30, December 31,
2024 2023 2022
Net income

$
398
$
436
$
566
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)

(207)
53
(88)
Unrealized gain (loss) from hedging activities

13
(18)
7
Pension adjustment gain (loss)
(3)
(3)
12
Other comprehensive income (loss), net of tax

(197)
32
(69)
Comprehensive income

201
468
497
Comprehensive income attributable to noncontrolling interests:

Net income

(8)
(20)
(28)
Foreign currency translation loss (gain)
24
(5)
7
Comprehensive loss (income) attributable to noncontrolling interests

16
(25)
(21)
Comprehensive income attributable to Henry Schein, Inc.

$
217
$
443
$
476

See accompanying notes.
78
HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF CHANGES IN STOCKHOLDERS' EQUITY
(in millions,

except share data)
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
-
-
1
Transfer of charges in excess of capital

-
-
15
(15)
-
-
-
Balance, December 30, 2023
129,247,765
1
-
3,860
(206)
634
4,289
Net income (excluding loss of $
1

attributable to Redeemable
noncontrolling interests) -
-
-
390
-
9
399
Foreign currency translation loss (excluding loss of $
24
attributable to Redeemable noncontrolling interests) -
-
-
-
(183)
-
(183)
Unrealized gain from hedging activities,

including tax of $
5
-
-
-
-
13
-
13
Pension adjustment loss, including tax benefit of $
2
-
-
-
-
(3)
-
(3)
Distributions to noncontrolling shareholders

-
-
-
-
-
(6)
(6)
Purchase of noncontrolling interests

-
-
(7)
-
-
(1)
(8)
Change in fair value of redeemable securities

-
-
(119)
-
-
-
(119)
Noncontrolling interests and adjustments related to

business acquisitions

-
-
(1)
-
-
2
1
Repurchase and retirement of common stock

(5,419,649)
-
(52)
(336)
-
-
(388)
Stock issued upon exercise of stock options
98,755
-
6
-
-
-
6
Stock-based compensation expense

340,722
-
39
-
-
-
39
Shares withheld for payroll taxes

(111,815)
-
(9)
-
-
-
(9)
Settlement of stock-based compensation awards

106
-
-
-
-
-
-
Transfer of charges in excess of capital

-
-
143
(143)
-
-
-
Balance, December 28, 2024

124,155,884
$
1
$
-
$
3,771
$
(379)
$
638
$
4,031

See accompanying notes.
79
HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
(in millions)
Years Ended
December 28, December 30, December 31,
2024 2023 2022
Cash flows from operating activities:
Net income

$
398
$
436
$
566
Adjustments to reconcile net income to net cash provided

by operating activities:
Depreciation and amortization

297
248
212
Impairment charge on intangible assets
-
7
34
Impairment of capitalized software
12
27
-
Non-cash restructuring charges
32
27
93
Stock-based compensation expense

39
39
54
Provision for losses on trade and other accounts receivable

14
18
5
Benefit from deferred income taxes

(61)
(20)
(73)
Equity in earnings of affiliates

(13)
(14)
(15)
Distributions from equity affiliates

12
15
15
Changes in unrecognized tax benefits

5
10
12
Other

(27)
(3)
(20)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable

315
(327)
(7)
Inventories

(59)
231
(126)
Other current assets

47
(138)
(52)
Accounts payable and accrued expenses

(163)
(56)
(96)
Net cash provided by operating activities

848
500
602
Cash flows from investing activities:
Purchases of property and equipment
(148)
(147)
(96)
Payments related to equity investments and business acquisitions, net of cash acquired

(230)
(955)
(158)
Proceeds from loan to affiliate
4
6
11
Settlements for net investment hedges
-
22
-
Capitalized software costs
(39)
(40)
(32)
Other

(17)
(21)
(1)
Net cash used in investing activities

(430)
(1,135)
(276)
Cash flows from financing activities:
Net change in bank credit lines
387
153
48
Proceeds from issuance of long-term debt

120
1,368
270
Principal payments for long-term debt

(318)
(468)
(59)
Debt issuance costs

-
(3)
-
Proceeds from issuance of stock upon exercise of stock options

6
1
2
Payments for repurchases and retirement of common stock

(385)
(250)
(485)
Payments for taxes related to shares withheld for employee

taxes
(9)
(34)
(32)
Distributions to noncontrolling shareholders
(54)
(47)
(21)
Payments for contingent consideration
(2)
-
-
Acquisitions of noncontrolling interests in subsidiaries

(255)
(19)
(38)
Net cash provided by (used in) financing activities
(510)
701
(315)
Effect of exchange rate changes on cash and cash equivalents
43
(12)
(12)
Net change in cash and cash equivalents
(49)
54
(1)
Cash and cash equivalents, beginning of period

171
117
118
Cash and cash equivalents, end of period

$
122
$
171
$
117

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
80
Note 1 – Basis of Presentation and Significant Accounting Policies

Nature of Operations
We distribute health care products and value-added services primarily to office-based dental and medical practitioners, across dental practices, laboratories, physician practices,

and ambulatory surgery centers, as well as
government, institutional health care clinics and alternate care clinics.

We also provide software and technology
services to health care practitioners.

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
across a wide range of specialties.
We have operations or affiliates in the United States, Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile,
China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Liechtenstein,
Luxembourg, Mexico, Morocco, the Netherlands, New Zealand, Peru, Poland, Portugal, South

Africa, Spain,
Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.
Basis of Presentation
Our consolidated financial statements include the accounts of Henry

Schein, Inc. and all of our controlled
subsidiaries and VIE.

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
The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE.

We are deemed to
be the primary beneficiary of the VIE when we have the power to direct activities that most significantly affect its
economic performance and have the obligation to absorb the majority of its losses or the right to receive benefits
that could potentially be significant to the VIE.

In determining whether we are the primary beneficiary, we
consider factors such as ownership interest, debt investments, management representation, authority to control
decisions, and contractual and substantive participating rights of each party.

For this VIE, the trade accounts
receivable transferred to the VIE are pledged as collateral to the related debt.

The VIE’s creditors have recourse to
us for losses on these trade accounts receivable.

At December 28, 2024 and December 30, 2023,

certain trade
accounts receivable that can only be used to settle obligations of this VIE were $
241

million and $
284

million,
respectively, and the liabilities of this VIE where the creditors have recourse to us were $
150

million and $
210
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
Note 11 – Fair Value Measurements

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

The year ended December 28, 2024 consisted of
52

weeks, and the years ended December
30, 2023 and December 31, 2022 consisted of
52

weeks and
53

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
We generate revenue from the sale of dental and medical consumable products, equipment, and services such as equipment repair and financial services (Global Distribution and Value-Added Services revenues), company-
manufactured specialty products (Global Specialty Products revenue), and software products and related services
(Global Technology revenues).

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
Revenue derived from the sale of consumable products and company-manufactured specialty products is
recognized at the point in time when control transfers to the customer, (e.g. when legal title and risks and rewards
of ownership transfer to the customer, we have no post-shipment obligations, and we have an enforceable right to
payment).

Sales of consumable products typically entail high-volume, low-dollar orders shipped using third-party
common carriers.

Revenue derived from the sale of equipment is recognized when control transfers to the customer.

This occurs
when the equipment is delivered.

Such sales typically entail scheduled deliveries of large equipment primarily by
equipment service technicians.

Most equipment requires minimal installation, which is

typically completed at the
time of delivery.
Our merchandise and equipment products generally carry standard warranty terms provided by the manufacturer;
however, in instances where we provide a warranty on company-manufactured products or labor services, the warranty costs are accrued in accordance with Accounting Standards Codification

(“ASC”) Topic 460 Guarantees.

At December 28, 2024 and December 30, 2023, we had accrued approximately

$
8

million and $
12

million,
respectively, for warranty costs.

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

When we sell software products together with related services (i.e.,

training
and technical support), we allocate the transaction price to each distinct performance obligation based on the
estimated standalone selling price for each performance obligation.

Bundled arrangements that include elements
that are not considered software consist primarily of equipment and the related installation service.

We allocate
revenue for such arrangements based on the relative selling prices of the goods or services.

If an observable selling
price is not available (i.e., because we or others do not sell the goods or services separately), we use one of the
following techniques to estimate the standalone selling price: adjusted market approach; cost-plus-margin
approach; or the residual method.

There is no specific hierarchy for the use of these methods, but the estimated
selling price reflects our best estimate of what the selling prices of each deliverable would be if it were sold
regularly on a standalone basis taking into consideration the cost structure of our business, technical skill required,
customer location and other market conditions.
See
Note 3 – Net Sales from Contracts with Customers

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

The allowance for
returns is presented gross as a refund liability and we record a right of return asset (and a corresponding adjustment
to cost of sales) for any products that we expect to be returned and resaleable.
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

Total distribution network costs were $
105

million, $
105

million and $
103

million for the years ended December
28, 2024, December 30, 2023 and December 31, 2022, respectively.
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

Direct handling costs
were $
106

million, $
98

million and $
96

million for the years ended December 28, 2024, December 30, 2023

and
December 31, 2022, respectively.
Advertising and Promotional Costs
We expense advertising and promotional costs as incurred.

Total advertising and promotional expenses were $
43
million, $
47

million and $
47

million for the years ended December 28, 2024, December 30, 2023 and

December
31, 2022, respectively.
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

Outstanding checks in excess of funds on deposit of $
33

million and $
52

million, primarily related to
payments for inventory, were classified as accounts payable as of December 28, 2024 and December 30, 2023.

Accounts Receivable and Allowance for Credit Losses
Accounts receivable are generally recognized when revenues are recognized.

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

We write off a receivable and charge it against its recorded allowance when we deem them uncollectible.
Our net accounts receivable balance was $
1,482

million, $
1,863

million, and $
1,442

million, at December 28, 2024,
December 30, 2023 and December 31, 2022, respectively.
The following table presents our allowances for credit losses:

As of
Description
December 28,
2024
December 30,
2023
December 31,
2022
Balance at beginning of year $
83
$
65
$
67
Provision for credit losses
14
17
6
Adjustments to existing allowances for late fees, foreign currency exchange rates, and write-offs
(19)
1
(8)
Balance at end of year $
78
$

$
65

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
sheets.

Current and non-current contract asset balances as of December 28,

2024 and December 30, 2023 were not
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
During the years ended December 28, 2024, December 30, 2023, and December

31, 2022, we recognized
substantially all of the current contract liability amounts that were previously deferred at the beginning of each
year.
The following table presents our contract liabilities:

As of
Description
December 28,
2024
December 30,
2023
December 31,
2022
Current contract liabilities $
81
$
89
$
86
Non-current contract liabilities
8
9
8
Total contract

liabilities
$
89
$
98
$
94
Inventories and Reserves

Inventories consist primarily of finished goods,

raw materials and work-in-process and are valued at the lower of
cost or net realizable value.

Cost is determined by the weighted average method for merchandise and by actual cost
for large equipment and high-tech equipment.

We manufacture certain of our products for our specialty businesses
(oral surgery solutions including dental implants, endodontics, and orthopedics).

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
Note 7 – Property and Equipment, Net
for estimated useful lives).

Amortization of leasehold improvements is computed using the straight-line method
over the lesser of the useful life of the assets or the remaining lease term.
Capitalized Software Development Costs
Capitalized software costs consist of costs to purchase and develop software for internal use and for sale or use by
customers.

For software to be used solely to meet internal needs, we capitalize costs incurred during the

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
86

application development stage and include such costs within property and equipment, net within our consolidated
balance sheets.

For software to be sold, leased, or marketed to external users, we capitalize software development
costs when technological feasibility is reached, and for cloud-based applications used to deliver our services we
capitalize costs incurred during the application development stage,

and include such costs within investments and
other within our consolidated balance sheets.
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

We aggregate operating segments into the reportable
segments based on economic similarities, the nature of their products, customer basis, and methods of distribution
as follows: Global Distribution and Value-Added Services; Global Specialty Products;

and Global Technology.

Goodwill was allocated to such reporting units, for the purpose of preparing our impairment analyses, based on a
specific identification basis.
During the fourth quarter of our fiscal year ended December 28, 2024,

we revised our segment structure to align
with how our Chairman and Chief Executive Officer manages the business, assesses performance and allocates
resources.

Our revised reportable segments now consist of: (i) Global Distribution and Value

-Added Services; (ii)
Global Specialty Products;

and (iii) Global Technology.

Reporting units under the former structure were tested for
impairment, and no impairment was identified.

As a result of the realignment and the change in operating
segments, we reallocated goodwill to each of our new reporting units using a relative fair value approach.

Based on
the impairment test under the new structure, it was determined that the fair values of our reporting units more likely
than not exceeded their carrying values, resulting in no impairment.

For both the former and new structure
goodwill impairment tests as of September 30, 2024, the fair values of reporting units were computed using the
methodology described above.
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
In connection with our restructuring initiatives, during the year ended

December 28, 2024, we recorded an $
11
million impairment of goodwill in the Global Specialty Products segment,

relating to the disposal of a portion of a
business; such impairment was calculated based on the relative fair value of goodwill.

For the year ended
December 31, 2022, we recorded a $
20

million impairment of goodwill, in the Global Specialty Products segment, relating to the disposal of an unprofitable business for which estimated fair value was lower than carrying value.
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
Definite and indefinite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade
names, customer lists, customer relationships and product development.

For long-lived assets used in operations,
impairment losses are only recorded if the asset or asset groups carrying amount is not recoverable through its
undiscounted future cash flows.

We measure the impairment loss based on the difference between the carrying amount and the estimated fair value.

When an impairment exists, the related assets are written down to fair value.
During the years ended December 28, 2024, December 30, 2023

and December 31, 2022, we recorded total
impairment charges within the selling, general and administrative line of our consolidated statements of income on
intangible assets of $
0

million, $
7

million and $
34

million, respectively, as more fully discussed in
Note 9 –
Goodwill and Other Intangibles, Net
.

During the years ended December 28, 2024, December 30, 2023

and
December 31, 2022, we recorded impairment charges, within the restructuring and integration costs line of our
consolidated statements of income, of $
14

million, $
12
, million, and $
35

million, respectively.

See
Note 16 – Plans
of Restructuring and Integration Costs

for additional information.
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

The redemption amounts have been estimated based on recent transactions and/or implied multiples of earnings
and, if such earnings and cash flows are not achieved, the value of the redeemable noncontrolling interests might be
impacted.

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
Accounting Pronouncements Adopted

During the year ended December 28, 2024, we adopted Accounting Standards

Update (“ASU”) 2023-07, “
Segment
Reporting (Topic 280): Improvements to Reportable Segments
” (“Topic 280”),

which aims to improve financial
reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public
entities to enable investors to develop more decision-useful financial analyses.

The amendments in Topic 280 do
not change how a public entity identifies its operating segments, aggregates those operating segments, or applies
the quantitative thresholds to determine its reportable segments.

We adopted Topic

280 on a retrospective basis,
which resulted in the required additional disclosures included in our 2024 fiscal year annual consolidated financial
statements.

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

The adoption of Topic 848 did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2024-03, “ Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure
(Subtopic 220-40) : Disaggregation of Income Statement Expenses ,” which requires additional disclosure about the specific expense categories in the notes to financial statements at interim and annual reporting periods.

The
amendments in this ASU do not change or remove current expense disclosure requirements but affect where this
information appears in the notes to financial statements.

This ASU is effective for annual reporting periods
beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early
adoption permitted.

Upon adoption, the guidance can be applied prospectively or retrospectively.

We are currently
evaluating the impact that ASU 2024-03 will have on our consolidated

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

We do not expect that the requirements of
ASU 2024-01 will have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “
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
Note 2 – Cyber Incident
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
During the years ended December 28, 2024 and December 30, 2023, we had a sales decrease in our dental and
medical distribution businesses, which we believe was primarily a result of lower sales to episodic customers
following last year’s cyber incident.
During the years ended December 28, 2024 and December 30, 2023, we incurred

$
9

million and $
11

million,
respectively, of expenses directly related to the cyber incident, mostly consisting of professional fees.

We maintain
cyber insurance, subject to certain retentions and policy limitations.

With respect to the October 2023 cyber
incident, we have a $
60

million insurance policy, following a $
5

million retention.

During the years ended
December 28, 2024 we received insurance proceeds of $
40

million under this policy representing a partial
insurance recovery of losses related to the cyber incident, with the remaining

$
20

million of the claim being under
review by our insurance providers.

The expenses and insurance recoveries related to the cyber

incident are
included in the selling, general and administrative line in our consolidated statements of income.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
92
Note 3 – Net Sales from Contracts with Customers

Net sales are recognized in accordance with policies disclosed in
Note 1 – Basis of Presentation and Significant
Accounting Policies
.
Disaggregation of Net Sales
As noted further in
Note 4 – Segment and Geographic Data
,

during the fourth quarter of our fiscal year ended
December 28, 2024, we revised our reportable segments to align with how the Chairman and Chief Executive
Officer manages the business, assesses performance and allocates resources.

All prior comparative segment
information has been recast to reflect our new segment structure.
The following table disaggregates our net sales by reportable and operating segment and geographic area:

Years

Ended

December 28,
2024
December 30,
2023
December 31,
2022
Net Sales:
Global Distribution and Value

-Added Services
Global Dental merchandise $
4,727
$
4,787
$
4,763
Global Dental equipment
1,719
1,671
1,715
Global Value

-added services
233
191
151
Global Dental
6,679
6,649
6,629
Global Medical

4,081
3,912
4,346
Total Global Distribution

and Value

-Added Services
10,760
10,561
10,975
Global Specialty Products
1,446
1,331
1,273
Global Technology
630
602
549
Eliminations
(163)
(155)
(150)
Total $
12,673
$
12,339
$
12,647

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
93
Note 4 – Segment and Geographic Data

During the fourth quarter of our fiscal year ended December 28, 2024,

we revised our reportable segments to align
with how the Chairman and Chief Executive Officer manages the business, assesses performance and allocates
resources.

Our revised reportable segments now consist of: (i) Global Distribution and Value

-Added Services; (ii)
Global Specialty Products; and (iii) Global Technology.

These segments offer different products and services to
the same customer base.

All prior comparative segment information has been recast

to reflect our new segment
structure.
We aggregate operating segments into these reportable segments based on economic similarities, the nature of their products, customer base, and methods of distribution.

Global Distribution and Value-Added Services includes
merchandise and equipment distribution businesses that serve the global dental and medical markets; it also
includes value-added services such as equipment repair services, financial services on a non-recourse basis,
continuing education services for practitioners, consulting and other services.

Global Distribution and Value-Added Services includes distribution to the global dental and medical markets of national brand and corporate brand merchandise, as well as equipment and related technical services.

This segment
also includes value-added services such as financial services, continuing education services, consulting and other
services.

This segment also markets and sells under our own corporate brand,

a portfolio of cost-effective, high-
quality consumable merchandise.

Global Specialty Products includes manufacturing, marketing and sales of dental
implant and biomaterial products; and endodontic, orthodontic and orthopedic products and other health care-
related products and services.

Global Technology includes development and distribution of practice management software, e-services, and other products, which are distributed to health care providers.
Our organizational structure also includes Corporate, which consists primarily of income and expenses associated
with support functions and projects.
Our chief operating decision maker (“CODM”) is our Chairman

and Chief Executive Officer.

Our CODM uses
adjusted operating income as the profitability metric for purposes of making decisions about allocation of resources
to each segment and assessing performance of each segment.

Adjusted operating income provides a measure of our
underlying segment results that is in line with our approach to risk and performance management.

We define
adjusted operating income as operating income adjusted to exclude

(a) direct cybersecurity costs and related
insurance recovery proceeds, (b) impairment of capitalized assets, (c)

amortization of acquisition intangibles, (d)
settlement and litigation, (e) organizational restructuring expenses, (f) impairment of intangible assets, (g) changes
in fair value of contingent consideration, and (h) costs associated with shareholder advisory matters.

These
adjustments are either: (i) non-cash or non-recurring in nature; (ii) not allocable or controlled by the segment; or
(iii) not tied to the operational performance of the segment.

Assets by segment are not a measure used to assess the
performance of the Company by CODM and thus are not reported in our disclosures.
The accounting policies of the reportable segments are generally the same as those described in
Note 1 – Basis of

Presentation and Significant Accounting Policies.

Sales and transfers between operating segments are eliminated in consolidation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
94
Segment adjusted operating income is presented in the following table to reconcile to operating income as
presented on the consolidated statement of operations.

The reconciliation from operating income to income before
taxes and equity in earnings of affiliates is presented on our consolidated statements of income.

Years Ended
December 28, December 30, December 31,
2024 2023 2022
Gross Sales:
Global Distribution and Value

-Added Services
(1) $
10,760
$
10,561
$
10,975
Global Specialty Products
(2)
1,446
1,331
1,273
Global Technology (3)
630
602
549
Total Gross Sales
12,836
12,494
12,797
Less: Eliminations:
Global Distribution and Value

-Added Services

(31)
(36)
(22)
Global Specialty Products
(132)
(119)
(128)
Total eliminations
(163)
(155)
(150)
Net Sales
Global Distribution and Value

-Added Services

10,729
10,525
10,953
Global Specialty Products

1,314
1,212
1,145
Global Technology
630
602
549
Total Net Sales $
12,673
$
12,339
$
12,647
Years Ended
December 28, December 30, December 31,
2024 2023 2022
Operating Income
Global Distribution and Value

-Added Services
$
696
$
665
$
833
Global Specialty Products
178
175
192
Global Technology
152
142
125
Total Segment Operating Income
1,026
982
1,150
Corporate
(77)
(92)
(112)
Adjustments (4)
(328)
(275)
(291)
Total Operating Income $
621
$
615
$
747
Depreciation and Amortization
Global Distribution and Value

-Added Services
$
141
$
122
$
112
Global Specialty Products
110
80
61
Global Technology
46
46
39
Total $
297
$
248
$
212

(1)
Global Distribution and Value

-Added Services: Includes distribution of infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, gypsum, acrylics, articulators, abrasives, PPE products, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, dental chairs, delivery units and lights, digital dental laboratories, X-
ray supplies and equipment, high-tech and digital restoration equipment, equipment repair services, financial services on a non-
recourse basis, continuing education services for practitioners, consulting and other services.

This segment also markets and sells
under our own corporate brand, a portfolio of cost-effective, high-quality consumable merchandise.
(2) Global Specialty Products: Includes manufacturing, marketing and sales of dental implant and biomaterial products; and
endodontic, orthodontic and orthopedic products and other health care-related products and services.
(3) Global Technology: Includes development and distribution of practice management software, e-services, and other products, which are distributed to health care providers.

(4)
Adjustments represent items excluded from segment operating income to enable comparison of financial results between periods.

The following table presents a breakdown of such adjustments:

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
95

Years Ended
December 28, December 30, December 31,
2024 2023 2022
Adjustments:
Restructuring costs $
(110)
$
(80)
$
(131)
Acquisition intangible amortization
(184)
(150)
(126)
Cyber incident-third-party advisory expenses, net of insurance
31
(11)
-
Changes in contingent consideration
(45)
-
-
Litigation settlements
(6)
-
-
Impairment of capitalized assets
(12)
(27)
-
Impairment of intangible assets
-
(7)
(34)
Costs associated with shareholder advisory matters
(2)
-
-
Total adjustments $
(328)
$
(275)
$
(291)
The following table presents information about our operations by geographic area as of and for the years ended
December 28, 2024, December 30, 2023 and December 31, 2022.

Net sales by geographic area are based on the
respective locations of our subsidiaries.

No country, except for the United States, generated net sales greater than
10
% of consolidated net sales.

There were no material amounts of sales or transfers among geographic areas and
there were no material amounts of export sales.

2024 2023 2022
Net Sales
Long-Lived
Assets Net Sales
Long-Lived
Assets Net Sales
Long-Lived
Assets
United States

$
8,803
$
3,453
$
8,641
$
3,273
$
9,197
$
2,730
Other

3,870
2,281
3,698
2,341
3,450
1,417
Consolidated total

$
12,673
$
5,734
$
12,339
$
5,614
$
12,647
$
4,147

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
Acquisition of TriMed
On April 1, 2024, we acquired a
60
% voting equity interest in TriMed Inc. (“TriMed”), a global developer of solutions for the orthopedic treatment of lower and upper extremities, headquartered in California,

for consideration
of $
315

million.

This acquisition is reported in our Global Specialty Products segment.

During the year ended
December 28, 2024, we completed the accounting for this acquisition.

The following table aggregates the final fair
value, as of the date of the acquisition, of consideration paid and net assets acquired in the TriMed acquisition:

Final Allocation
Acquisition consideration:
Cash $
141
Deferred consideration
21
Redeemable noncontrolling interests
153
Total consideration $
315
Identifiable assets acquired and liabilities assumed:
Current assets $
35
Intangible assets
221
Other noncurrent assets
10
Current liabilities
(7)
Deferred income taxes
(62)
Other noncurrent liabilities
(6)
Total identifiable

net assets
191
Goodwill
124
Total net assets acquired $
315
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
97

Pro forma financial information and TriMed’s revenue and earnings since the acquisition date have not been presented because the impact of the TriMed acquisition during the year ended December

28, 2024 was immaterial
to our consolidated financial statements.
Other 2024 Acquisitions
During the year ended December 28, 2024, we acquired companies within the Global Distribution and Value-
Added Services, Global Specialty Products, and Global Technology segments.

Our acquired ownership interest in
these companies range from
51
% to
100
%.

Total consideration for these acquisitions was $
113

million (including
cash paid of $
62

million, fair value of previously held equity investment of

$
30

million, noncontrolling interest of
$
18

million, estimated fair value of contingent consideration payable of

$
2

million, and deferred consideration of
$
1

million).

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

Weighted average useful lives for these acquired intangible assets were
11 years
,
7 years
,
9 years

and
5 years
,
respectively.
During the year ended December 28, 2024, we completed the accounting for certain acquisitions that occurred in
fiscal year 2024 and we did not record any material measurement period adjustments related to these acquisitions.

The accounting for other acquisitions in fiscal year 2024 has not been completed in several areas, including but not
limited to pending assessment of current expected credit losses.
Goodwill is a result of the synergies and cross-selling opportunities that these acquisitions are expected to provide
for us, as well as the expected growth potential.

The majority of the acquired goodwill is not deductible

for tax
purposes.
During the year ended December 28, 2024, in connection with an acquisition of a controlling interest of an affiliate,
we recognized a gain of approximately $
19

million related to the remeasurement to fair value of our previously held equity investment, using a discounted cash flow model based on

Level 3 inputs, as defined in
Note 11 – Fair
Value Measurements
,

which was recorded in selling, general and administrative

in the consolidated statements of
income.

The impact of these acquisitions, individually and in the aggregate, was not considered material to our consolidated
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
348

million.

This
acquisition is reported in our Global Distribution and Value-Added Services segment.

Shield expands our existing
medical business by delivering a diverse range of products, including items such as incontinence, urology, ostomy,
enteral nutrition, advanced wound care and diabetes supplies.

Additionally, Shield offers continuous glucose
monitoring devices directly to patients in their homes.
During the year ended December 28, 2024, we completed the accounting

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

The following table summarizes the identifiable intangible assets acquired as part of the acquisition of Shield:

2023
Weighted Average

Useful
Lives (in years)
Customer relationships and lists $
156
12
Trademarks / Tradenames
10
5
Total $
166
Pro forma financial information and Shield’s revenue and earnings from the acquisition date have not been presented because the impact of the Shield acquisition was immaterial to our consolidated financial
statements.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
99
Acquisition of S.I.N. Implant System
On July 5, 2023, we acquired a
100
% voting equity interest in S.I.N. Implant System (“S.I.N.”) for consideration of
$
329

million.

This acquisition is reported in our Global Specialty Products segment.

Based in São Paulo, S.I.N.
manufactures an extensive line of products to perform dental implant procedures and is focused on advancing the
development of value-priced dental implants.

In 2023, S.I.N. expanded the distribution of its products into the
United States and other international markets.
During the year ended December 28, 2024, we completed the accounting

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
The following table summarizes the identifiable intangible assets acquired as part of the acquisition of S.I.N.:

2023
Weighted Average

Useful
Lives (in years)
Customer relationships and lists $
38
7
Product development
36
8
Trademarks / Tradenames
13
10
Total $
87
Pro forma financial information and S.I.N.’s revenue and earnings from the acquisition date have not been presented because the impact of the S.I.N. acquisition was immaterial to our consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
100
Acquisition of Biotech Dental
On April 5, 2023, we acquired a
57
% voting equity interest in Biotech Dental, a provider of dental implants,

clear
aligners, individualized prosthetics and innovative digital dental software based in France, for preliminary
consideration of $
423

million.

This acquisition is reported in our Global Specialty Products segment.

Biotech
Dental has several important solutions for dental practices and dental labs, including Nemotec, a comprehensive,
integrated suite of planning and diagnostic software using open architecture that connects disparate medical devices
to create a digital view of the patient, offering greater diagnostic accuracy and an improved patient experience.
During the year ended December 28, 2024, we completed the accounting

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

2023
Weighted Average

Useful
Lives (in years)
Product development $
124
10
Customer relationships and lists
47
9
Trademarks / Tradenames
18
7
Total $
189
Pro forma financial information and Biotech’s revenues and earnings from the acquisition date have not been presented because the impact of the Biotech Dental acquisition was immaterial to our consolidated financial
statements.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
101
Other 2023 Acquisitions
During the year ended December 30, 2023, in addition to those noted above,

we acquired companies within the
Global Distribution and Value-Added Services, Global Specialty Products, and Global Technology segments for total consideration of $
284

million.

Our acquired ownership interest ranged between
51
% to
100
%.

During the
year ended December 28, 2024, we recorded an adjustment of $
38

million, within selling, general and
administrative in our consolidated statements of income, representing a change in the fair value of contingent
consideration related to a 2023 acquisition.
During the year ended December 28, 2024, we completed the accounting for certain fiscal year 2023 acquisitions.

In relation to these acquisitions, we did not record material adjustments in our consolidated financial statements
relating to changes in estimated values of assets acquired, liabilities assumed and contingent consideration assets
and liabilities.
Goodwill of $
171

million from these acquisitions is a result of the synergies and cross-selling opportunities that
these acquisitions are expected to provide for us, as well as the expected growth potential.

The majority of the
acquired goodwill is deductible for tax purposes. Intangible assets of

$
116

million, consisting of $
79

million of
customer relationships and lists, $
8

million of trademarks and tradenames, $
7

million of product development, and
other of $
22

million are being amortized over their weighted average useful lives that range from
two years

to
ten
years
.

Pro forma financial information for our 2023 acquisitions has not been presented because the impact of the
acquisitions was immaterial to our consolidated financial statements.
2022 Acquisitions
During the year ended December 31, 2022, we acquired companies within the Global Distribution and Value-
Added Services, Global Specialty Products, and Global Technology segments.

Our acquired ownership interest
ranged between
55
% to
100
%.

For the years ended December 30, 2023 and December 31, 2022,

there were no
material adjustments recorded in our financial statements relating to acquisitions for which provisional amounts
were recorded in prior periods.

During the year ended December 28, 2024, we recorded an

adjustment of $
7
million, within selling, general and administrative in our consolidated statements of income, representing a change
in the fair value of contingent consideration related to a 2022 acquisition.
Goodwill of $
86

million is a result of the synergies and cross-selling opportunities that these acquisitions are
expected to provide for us, as well as the expected growth potential.

Approximately half of the acquired goodwill
is deductible for tax purposes.

Intangible assets of $
96

million, consisting of $
81

million of customer relationships
and lists, $
9

million of trademarks and tradenames, and other of $
6

million are being amortized over their weighted
average useful lives that range from
two years

to
ten years
.
Pro forma financial information for our 2022 acquisitions has not been presented because the impact of the
acquisitions was immaterial to our consolidated financial statements.
Acquisition Costs

During the years ended December 28, 2024, December 30, 2023

and December 31, 2022 we incurred $
6

million,
$
22

million and $
9

million in acquisition costs, respectively.

These costs are included in selling, general and
administrative in our consolidated statements of income.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
102
Note 6 – Inventories, Net
Inventories, net consisted of the following as of:

Description
December 28,
2024
December 30,
2023
Finished goods $
1,710
$
1,724
Raw materials
61
54
Work-in process
39
37
Inventories, net $
1,810
$
1,815
Our inventory reserve was $
132

million and $
192

million as of December 28, 2024 and December 30, 2023,
respectively.
Note 7 – Property and Equipment, Net
Property and equipment, including related estimated useful lives, consisted of the following as of:

December 28, December 30,
2024 2023
Land

$
20
$
21
Buildings and permanent improvements

164
166
Leasehold improvements

109
103
Machinery and warehouse equipment

257
250
Furniture, fixtures and other

128
130
Computer equipment and software

523
500
1,201
1,170
Less accumulated depreciation and amortization
(670)
(672)
Property and equipment, net

$
531
$
498
Estimated Useful
Lives (in years)
Buildings and permanent improvements

40
Machinery and warehouse equipment

5
-
15
Furniture, fixtures and other

3
-
10
Computer equipment and software

3
-
10
Leasehold improvements are amortized on a straight-line basis over the lesser of the useful life of the assets or the
remaining lease term.
Property and equipment related depreciation expense for the years ended December 28, 2024, December 30, 2023
and December 31, 2022, was $
83

million, $
70

million and $
68

million, respectively.

Please see
Note 8 – Leases

for
finance lease amounts included in property and equipment, net within our consolidated balance sheets.
During the year ended December 30, 2023 we recorded a $
27

million impairment of capitalized software, within
our Global Distribution and Value-Added Services segment.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
103
Note 8 – Leases
We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment.

Our leases have remaining terms of less than
one year

to approximately
17

years, some of
which may include options to extend the leases for up to
15

years.

The components of lease expense were as
follows:

Years

Ended
December 28, December 30, December 31,
2024 2023 2022
Operating lease cost: $
107
$
99
$
132
Variable

lease cost
12
12
11
Short-term lease cost
11
10
7
Total operating lease cost

(1)
130
121
150
Finance lease cost
4
5
3
Total lease cost $
134
$
126
$
153
(1) Total operating lease cost for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, included costs of
$
17

million, $
11

million and $
42

million, respectively, related to facility leases recorded in "Restructuring and integration costs"
within our consolidated statements of income.
Further, for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, we recognized a net
impairment of operating lease right-of-use assets of $
0

million, $
3

million, and $
3

million respectively, related to
facility leases recorded in “Restructuring and integration costs” within our consolidated statement of income.
Supplemental balance sheet information related to leases is as follows:

Years

Ended
December 28, December 30,
2024 2023
Operating Leases:
Operating lease right-of-use assets $
293
$
325
Current operating lease liabilities
75
80
Non-current operating lease liabilities
259
310
Total operating lease liabilities $
334
$
390
Finance Leases:
Property and equipment, at cost $
16
$
18
Accumulated depreciation
(9)
(9)
Property and equipment, net of accumulated depreciation $
7
$
9
Current maturities of long-term debt
$
3
$
4
Long-term debt
3
4
Total finance

lease liabilities
$
6
$
8
Weighted Average

Remaining Lease Term in

Years:
Operating leases
5.9
6.6
Finance leases
2.7
2.6
Weighted

Average Discount

Rate:
Operating leases
4.2
%
3.6
%
Finance leases
4.4
%
4.0
%

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
104
Supplemental cash flow information related to leases is as follows:

Years

Ended
December 28, December 30,
2024 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases $
94
$
92
Financing cash flows for finance leases
4
5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases

$
76
$
124
Finance leases
2
4
Maturities of lease liabilities are as follows:

December 28, 2024
Operating Finance
Leases Leases
2025 $
87
$
3
2026
74
2
2027
56
1
2028
43
1
2029
37
-
Thereafter
81
-
Total future

lease payments
378
7
Less imputed interest
44
1
Total $
334
$
6
As of December 28, 2024, we have additional operating leases that have not yet commenced with total lease
payments of $
7

million for buildings and vehicles.

These operating leases will commence after December 28,
2024, with lease terms of
two years

to
five years
.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

These
leases are classified as operating leases and have a remaining lease term ranging from less than a year to
13 years
.

As of December 28, 2024, current and non-current liabilities associated with related party operating leases were $
6
million and $
20

million, respectively.

At December 28, 2024 related party leases represented
7.6
% and
7.8
% of the
total current and non-current operating lease liabilities, respectively.

As of December 30, 2023, current and non-
current liabilities associated with related party operating leases were

$
5

million and $
23

million, respectively.

At
December 30, 2023 related party leases represented
6.3
% and
7.4
% of the total current and non-current operating
lease liabilities, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
105
Note 9 – Goodwill and Other Intangibles, Net
Changes in the carrying amounts

of goodwill for the years ended December 28, 2024 and December

30, 2023 were
as follows:

Global
Distribution and
Value-Added
Services
Global Specialty
Products
Global
Technology Total
Balance as of December 31, 2022

$
1,652
$
481
$
760
$
2,893
Adjustments to goodwill: - - -
Acquisitions

338
578
29
945
Foreign currency translation

17
18
2
37
Balance as of December 30, 2023

2,007
1,077
791
3,875
Adjustments to goodwill:
Acquisitions

41
107
-
148
Disposal
-
(11)
(2)
(13)
Foreign currency translation

(39)
(80)
(4)
(123)
Balance as of December 28, 2024

$
2,009
$
1,093
$
785
$
3,887

During the fourth quarter of our fiscal year ended December 28, 2024,

we revised our segment structure to align
with how our Chairman and Chief Executive Officer manages the business, assesses performance and allocates
resources.

Our revised reportable segments now consist of: (i) Global Distribution and Value

-Added Services; (ii)
Global Specialty Products; and (iii) Global Technology.

Reporting units under the former structure were tested for
impairment, and no impairment was identified.

As a result of the realignment and the change in operating
segments, we reallocated goodwill to each of our new reporting units using a relative fair value approach.

Based on
the impairment test under the new structure, it was determined that the fair values of our reporting units more likely
than not exceeded their carrying values, resulting in no impairment.

For both the former and new structure
goodwill impairment tests as of September 30, 2024, the fair values of reporting units were computed using the
methodology described in
Note 1 – Basis of Presentation and Significant Accounting Policies.
In connection with our restructuring initiatives, during the year ended

December 28, 2024, we recorded an $
11
million impairment of goodwill in the Global Specialty Products segment,

relating to the disposal of a portion of a
business; such impairment was calculated based on the relative fair value of goodwill.

For the year ended
December 31, 2022, in connection with our restructuring initiatives, we recorded a $
20

million impairment of
goodwill, in the Global Specialty Products segment, relating to the disposal of an unprofitable business for which
estimated fair value was lower than carrying value.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
106
Other intangible assets consisted of the following:

December 28, 2024
Weighted Average
Accumulated Remaining Life
Cost Amortization Net (in years)
Customer relationships and lists $
915
$
(356)
$
559
10
Trademarks / Tradenames
188
(89)
99
8
Product development
403
(71)
332
9
Non-compete agreements
21
(6)
15
4
Other

28
(10)
18
15
Total

$
1,555
$
(532)
$
1,023
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
December 28, 2024, December 30, 2023 and December 31, 2022, was $
185

million, $
152

million and $
126

million,
respectively.
During the year ended December 28, 2024 we recorded $
4

million of impairment charges related to businesses in
our Global Distribution and Value-Added Services segment.

It included $
2

million of trade name impairment,
calculated using the relative fair value related to a

disposal of a business and $
1

million related to trade name
impairment due to business integration in connection with our restructuring initiatives.

The remaining $
1

million
impairment charges related to trade names and non-compete agreements were calculated as the differences between
the carrying values and the estimated fair values of the impaired intangible assets,

using a discounted estimate of
future cash flows.
During the year ended December 30, 2023 we recorded $
19

million of impairment charges related to businesses in
our Global Distribution and Value-Added Services segment, consisting of $
7

million primarily related to customer
lists and relationships attributable to lower than anticipated operating margins in certain businesses, and a $
12
million charge related to the planned exit of a business in connection with our restructuring initiatives.

These
impairment charges were calculated as the differences between the carrying values and the estimated fair values

of
the impaired intangible assets, using a discounted estimate of future cash flows.
During the year ended December 31, 2022 we recorded $
49

million of impairment charges related to businesses in
our Global Distribution and Value-Added Services segment, the components of which were a $
15

million charge

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
107

related to the disposal of an unprofitable business in connection with our restructuring initiatives and a $
34

million
charge related to customer lists and relationships attributable to customer attrition rates being higher than expected
in certain other distribution and value-added services businesses.

These impairment charges were calculated as the
differences between the carrying values and the estimated fair values of the impaired intangible assets, using a
discounted estimate of future cash flows.
Please see
Note 16 – Plans of Restructuring and Integration Costs

for additional details.
The above intangible asset impairment charges were recorded within selling, general and administrative expenses
and in restructuring and integration charges in our consolidated statement of income.
The annual amortization expense expected to be recorded for existing intangibles assets for the years 2025 through
2029 is $
168

million, $
151

million, $
139

million, $
122

million and $
108

million.
Note 10 – Investments and Other
Investments and other consisted of the following:

December 28, December 30,
2024 2023
Investments in unconsolidated affiliates

$
170
$
180
Non-current deferred foreign, state and local income taxes

47
38
Notes receivable (1)
63
44
Capitalized costs for software and cloud based applications for external use
90
95
Security deposits

4
4
Acquisition-related indemnification assets
39
46
Non-current pension assets
9
9
Non-current inventory
27
-
Other
52
55
Total

$
501
$
471
(1) Long-term notes receivable carry interest rates ranging from
3.0
% to
11.0
% and are due in varying installments through
November 21, 2028
.
Amortization expense, related to capitalized costs for software to be sold,

leased or marketed to external users, and
for cloud-based applications used to deliver our services, for the years ended December 28, 2024, December 30,
2023 and December 31, 2022, was $
29

million, $
26

million and $
18

million, respectively, and is included in the
selling, general and administrative line within our consolidated statements of income.
During the year ended December 28, 2024 we recorded a $
12

million impairment of capitalized software costs,
within our Global Technology segment.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
108
Note 11 – Fair Value

Measurements

The following section describes the fair values of our financial instruments and the methodologies that we used to
measure their fair values.

Investments and notes receivable
There are no quoted market prices available for investments in unconsolidated affiliates and notes receivable.

Certain of our notes receivable contain variable interest rates.

We believe the carrying amounts of the notes
receivable are a reasonable estimate of fair value based on the interest rates in the applicable markets.

Our notes
receivable fair value is based on Level 3 inputs within the fair value hierarchy.
Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
based on Level 3 inputs within the fair value hierarchy, and as of December 28, 2024 and December 30, 2023 was
estimated at $
2,536

million and $
2,351

million, respectively.

Factors that we considered when estimating the fair
value of our debt include market conditions, such as interest rates and credit spreads.
Derivative contracts
Derivative contracts are valued using quoted market prices and significant other observable inputs.

Our derivative
instruments primarily include foreign currency forward contracts, interest rate swaps, and total return swaps.
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
Note 20 – Redeemable Noncontrolling
Interests for additional information
.

Intangible Assets
Assets measured on a non-recurring basis at fair value include intangibles.

Inputs for measuring intangibles are
classified as Level 3 within the fair value hierarchy.

See
Note 1 – Basis of Presentation and Significant Accounting
Policies

and
Note 9 – Goodwill and Other Intangibles
, Net for additional information.

Defined Benefit Plans
Assets of our defined benefit plans are measured on a recurring basis and are classified as Level 1 within the fair
value hierarchy.

See
Note 19 – Employee Benefit Plans

for additional information.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
109
Contingent Consideration
We estimate the fair value of contingent consideration payments as part of the acquisition price and record the estimated fair value of contingent consideration as a liability on our consolidated balance sheet.

For transactions
accounted for as business combinations, subsequent changes in the estimated fair value of contingent consideration
payments are included in selling, general, and administrative expenses in our consolidated statements of
income.

For transactions involving changes in our ownership

in subsidiaries without a change in our control,
subsequent changes in the estimated fair value of contingent consideration payments are recognized in additional
paid-in capital in our consolidated balance sheet.

We measure contingent consideration at the fair value on a
recurring basis using significant unobservable inputs classified as

Level 3 of the fair value hierarchy.

We use
various valuation techniques, including the Monte Carlo simulation and probability-weighted scenarios, to
determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting
period.

Our fair value measurement inputs include expected operating performance, discount and risk-free rates,
and credit spread.
The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring
basis classified under the appropriate level of the fair value hierarchy as of

December 28, 2024 and December 30,
2023:

December 28, 2024
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
10
$
-
$
10
Derivative contracts undesignated
-
7
-
7
Total assets

$
-
$
17
$
-
$
17
Liabilities:
Derivative contracts designated as hedges $
-
$
5
$
-
$
5
Derivative contracts undesignated
-
4
-
4
Total return

swaps
-
3
-
3
Contingent consideration
-
-
30
30
Total liabilities

$
-
$
12
$
30
$
42
Redeemable noncontrolling interests

$
-
$
-
$
806
$
806
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
Note 12 – Concentrations of Risk
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

No single customer accounted
for more than
2
% of our net sales in each of the years ended December 28, 2024,

December 30, 2023 or December
31, 2022.

With respect to our sources of supply, our top 10 Global Distribution and Value

-Added Services
suppliers and our single largest supplier accounted for approximately
25
% and
4
%, respectively, of our aggregate
purchases for the year ended December 28, 2024 and approximately
24
% and
4
%, respectively, of our aggregate
purchases for the year ended December 30, 2023.
Our long-term notes receivable primarily represent strategic financing arrangements with certain affiliates.

Generally, these notes are secured by certain assets of the counterparty; however, in most cases our security is subordinate to the rights of other commercial financial institutions.

While we have exposure to credit loss in the
event of non-performance by these counterparties, we conduct ongoing assessments of their financial and
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
November 3, 2028
, is approximately €
300

million.

During the years ended December 28,
2024, December 30, 2023, and December 31, 2022, we recorded an increase/(decrease) of $
10

million, $(
32
)
million, and $
9

million, respectively, within other comprehensive income related to these foreign currency forward contracts.

See
Note 11 – Fair Value Measurements

for additional information.

On
March 20, 2020
, we entered a total return swap to economically hedge our unfunded non-qualified SERP and
our DCP.

This swap will offset changes in our SERP and DCP liabilities.

At the swap’s inception, the notional
value of the investments in these plans was $
43

million.

At December 28, 2024, the notional value of the
investments in these plans was $
106

million.

At December 28, 2024, the financing blended rate for this swap was
based on the Secured Overnight Financing Rate (“SOFR”) of
4.53
% plus
0.61
%, for a combined rate of
5.14
%.

For
the years ended December 28, 2024, December 30, 2023,

and December 31, 2022,

we recorded within selling,
general and administrative expenses in our consolidated statement of income,

a gain (loss) of $
8

million,
10
million, and $(
17
) million, respectively, net of transaction costs, related to this undesignated swap.

See
Note 19 –
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

As of December 28, 2024, the
notional value of the interest rate swap agreements was $
713

million.

For the years ended December 28, 2024 and
December 30, 2023, we recorded, within accumulated other comprehensive loss within our consolidated balance
sheets, a loss of $
3

million and $
10

million, respectively, related to the change in the fair value of these interest rate swap agreements, since we have designated these swaps agreements as cash flow hedges.
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
December 28, 2024 and December 30, 2023:

December 28, 2024
Notional
Amount Classification
Fair
Value Maturity Date
Derivatives used in cash flow hedges:
Foreign currency forward contracts $
84
Prepaid expenses and other $
-
October 30, 2025
Interest rate swaps
713
Accrued expenses, other
(3)
July 13, 2026
Derivatives used in net investment hedges:
Foreign currency forward contracts
336
Prepaid expenses and other
9
November 3, 2028
Undesignated hedging relationships:
Total return

swaps
106
Accrued expenses, other
(3)
December 30, 2024
Total $
1,239
$
3
December 30, 2023
Notional
Amount Classification
Fair
Value Maturity Date
Derivatives used in cash flow hedges:
Foreign currency forward contracts $
102
Accrued expenses, other $
(1)
November 21, 2024
Interest rate swaps
741
Accrued expenses, other
(10)
July 13, 2026
Derivatives used in net investment hedges:
Foreign currency forward contracts
352
Accrued expenses, other
(6)
November 3, 2028
Undesignated hedging relationships:
Total return

swaps
96
Prepaid expenses and other
4
January 3, 2024
Total $
1,291
$
(13)
The following table summarizes the effect of cash flow hedges and net investment hedges on our consolidated
statements of income for the years ended December 28, 2024, December

30, 2023 and December 31, 2022:

Years

Ended
December 28, December 30, December 31,
2024 2023 2022
Derivatives used in cash flow hedges:
Foreign currency forward contracts $
-
$
(1)
$
-
Interest rate swaps
6
(7)
-
Derivatives used in net investment hedges:
Foreign currency forward contracts
7
(10)
7
Total

$
13
$
(18)
$
7
The amount of gains or losses reclassified from accumulated other comprehensive loss into income were not
material for the years ended December 28, 2024, December 30, 2023,

and December 31, 2022.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
113
Note 14 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:

December 28, December 30,
2024 2023
Revolving credit agreement $
-
$
200
Other short-term bank credit lines
650
64
Total $
650
$
264
Revolving Credit Agreement
On
August 20, 2021
, we entered into a $
1.0

billion revolving credit agreement (the “Revolving Credit Agreement”)
which was subsequently amended and restated on
July 11, 2023

to extend the maturity date to
July 11, 2028

and
update the interest rate provisions to reflect the current market approach for a multicurrency facility.

The interest
rate on this revolving credit facility is based on Term Secured Overnight Financing Rate (“
Term SOFR
”) plus a
spread based on our leverage ratio at the end of each financial reporting quarter.

As of December 28, 2024 the
interest rate on this revolving credit facility was
4.45
% plus
1.18
% for a combined rate of
5.63
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

As of December
28, 2024 and December 30, 2023, we had $
0

million and $
200

million in borrowings, respectively, under this
revolving credit facility.

During the year ended December 28, 2024, the average

outstanding balance under the
Revolving Credit Agreement was approximately $
50

million.

As of December 28, 2024 and December 30, 2023,
there were $
11

million and $
10

million of letters of credit, respectively, provided to third parties under the
Revolving Credit Agreement.
Other Short-Term Bank Credit

Lines
As of December 28, 2024 and December 30, 2023, we had various other short-term bank credit lines available, in
various currencies, with a maximum borrowing capacity of $
790

million and $
368

million, respectively.

As of
December 28, 2024 and December 30, 2023, $
650

million and $
64

million, respectively, were outstanding.

During
the year ended December 28, 2024, the average outstanding balances under our various other short-term bank credit
lines was approximately $
492

million.

As of December 28, 2024 and December 30, 2023, borrowings

under other
short-term bank credit lines had weighted average interest rates of
5.35
% and
6.02
%, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
114
Long-term debt
Long-term debt consisted of the following:

December 28, December 30,
2024 2023
Private placement facilities

$
975
$
1,074
Term loan
712
741
U.S. trade accounts receivable securitization
150
210
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2031 at interest rates
from
0.00
% to
9.42
% at December 28, 2024 and
from
0.00
% to
9.42
% at December 30, 2023
43
54
Finance lease obligations
6
8
Total

1,886
2,087
Less current maturities
(56)
(150)
Total long-term debt

$
1,830
$
1,937
As of December 28, 2024,

the aggregate amounts of long-term debt, including finance lease obligations and net of
deferred debt issuance costs, maturing in each of the next five years and thereafter are as follows:

2025

$
56
2026

690
2027

257
2028

180
2029

102
Thereafter

601
Total

$
1,886
Private Placement Facilities
Our private placement facilities provided by
four

insurance companies have a total facility amount of $
1.5

billion,
and are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance,
from time to time through
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
115
The components of our private placement facility borrowings as of December

28, 2024, which have a weighted
average interest rate of
3.70
% are presented in the following table:

Amount of
Date of

Borrowing
Borrowing

Borrowing Outstanding Rate Due Date
June 16, 2017
$
100
3.42
%
June 16, 2027
September 15, 2017
100
3.52
September 15, 2029
January 2, 2018
100
3.32
January 2, 2028
September 2, 2020
100
2.35
September 2, 2030
June 2, 2021
100
2.48
June 2, 2031
June 2, 2021
100
2.58
June 2, 2033
May 4, 2023
75
4.79
May 4, 2028
May 4, 2023
75
4.84
May 4, 2030
May 4, 2023
75
4.96
May 4, 2033
May 4, 2023
150
4.94
May 4, 2033
Total $
975
The components of our private placement facility borrowings as of December

30, 2023, which have a weighted
average interest rate of
3.65
% are presented in the following table:

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
5

million from September 2023
through June 2024.

As of December 28, 2024, the borrowings outstanding under

this term loan were $
712

million.

At December 28, 2024, the interest rate under the Term Credit Agreement was
4.45
% plus
1.60
% for a combined
rate of
6.05
%.

As of December 30, 2023, the borrowings outstanding under

this term loan were $
741

million.

At
December 30, 2023, the interest rate under the Term Credit Agreement was
5.36
% plus
1.35
% for a combined rate
of
6.71
%.

However, we have a hedge in place that ultimately creates an effective fixed rate of
6.04
% and
5.79
% at
December 28, 2024 and December 30, 2023, respectively.

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
three years
.

On December 6, 2024, we extended the
expiration date of this facility agreement to
December 6, 2027

(the previous maturity date was
December 15, 2025
).

This facility agreement has a purchase limit of $
450

million with two banks as agents.
As of December 28, 2024 and December 30, 2023, the borrowings outstanding under this securitization facility
were $
150

million and $
210

million, respectively.

At December 28, 2024, the interest rate on borrowings under
this facility was based on the
asset-backed commercial paper rate

of
4.73
% plus
0.75
%, for a combined rate of
5.48
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
Note 15 – Income Taxes
Income before taxes and equity in earnings of affiliates was as follows:

Years

ended
December 28, December 30, December 31,
2024 2023 2022
Domestic

$
338
$
424
$
506
Foreign

175
118
215
Total

$
513
$
542
$
721

The provisions for income taxes were as follows:
Years

ended
December 28, December 30, December 31,
2024 2023 2022
Current income tax expense:
U.S. Federal

$
100
$
72
$
150
State and local

33
28
49
Foreign

56
40
44
Total current

189
140
243
Deferred income tax expense (benefit):
U.S. Federal

(29)
9
(48)
State and local

(12)
(3)
(13)
Foreign

(20)
(26)
(12)
Total deferred

(61)
(20)
(73)
Total provision

$
128
$
120
$
170

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
118

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:
Years

Ended
December 28, December 30,
2024 2023
Deferred income tax asset:
Net operating losses $
91
$
90
Other carryforwards
37
34
Inventory, premium

coupon redemptions and accounts receivable
valuation allowances

37
44
Operating lease liability
76
80
Capitalization of research and development costs
27
15
Other asset
49
51
Total deferred income

tax asset

317
314
Valuation

allowance for deferred tax assets
(1)
(38)
(36)
Net deferred income tax asset
279
278
Deferred income tax liability
Intangibles amortization
(260)
(219)
Operating lease right-of-use asset
(67)
(65)
Property and equipment
(7)
(10)
Total deferred tax

liability
(334)
(294)
Net deferred income tax asset (liability) $
(55)
$
(16)
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
valuation allowance accordingly.
As of December 28, 2024, we had federal, state and foreign net operating loss carryforwards of approximately $
57
million, $
45

million and $
333

million, respectively.

The federal, state and foreign net operating loss carryforwards will begin to expire in various years from 2025 through 2044.

The amounts of federal, state and foreign net
operating losses that can be carried-forward indefinitely are $
57

million, $
16

million and $
311

million,
respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
119
The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

Years

ended
December 28, December 30, December 31,
2024 2023 2022
Income tax provision at federal statutory rate

$
108
$
114
$
151
State income tax provision, net of federal income tax effect

11
15
20
Foreign income tax provision
10
5
4
Pass-through noncontrolling interest

1
(8)
(4)
Valuation

allowance

6
(3)
(2)
Unrecognized tax benefits and audit settlements
5
9
11
Interest expense related to loans

(14)
(13)
(12)
Effect of cross border tax laws
12
7
6
Other

(11)
(6)
(4)
Total income

tax provision

$
128
$
120
$
170

For the year ended December 28, 2024 our effective tax rate was
24.9
%, compared to
22.1
% for the prior year
period.

In 2022, our effective tax rate was
23.5
%.

The difference between our effective tax rate and the federal statutory tax rate is primarily due to state and foreign income taxes and interest expense.

On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S.

The transition tax is payable over eight years.

Within our consolidated balance sheets, transition tax of $
24

million
and $
11

million were included in accrued taxes for 2024 and 2023, respectively, and $
24

million was included in
other liabilities for 2023.
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

As of December 28, 2024, the impact of the Pillar Two
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
120

The total amount of unrecognized tax benefits, which are included in “other liabilities” within our consolidated
balance sheets, as of December 28, 2024 and December 30, 2023 was $
108

million and $
115

million, respectively,
of which $
100

million and $
107

million, respectively, would affect the effective tax rate if recognized.

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
2

million, $
4

million
and $
0

million in 2024, 2023 and 2022, respectively.

The total amount of accrued interest is included in other
liabilities within our consolidated balance sheets, and was $
18

million as of December 28, 2024 and $
16

million as
of December 30, 2023.

The amount of penalties accrued for during the periods presented was not material to our
consolidated financial statements.
The following table provides a reconciliation of unrecognized tax benefits:

December 28, December 30, December 31,
2024 2023 2022
Balance, beginning of period

$
98
$
82
$
71
Additions based on current year tax positions

5
9
14
Additions based on prior year tax positions

10
26
8
Reductions based on prior year tax positions

(14)
(2)
-
Reductions resulting from settlements with taxing authorities

-
(3)
(1)
Reductions resulting from lapse in statutes of limitations

(10)
(14)
(10)
Balance, end of period

$
89
$

$
82

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
121
Note 16 – Plans of Restructuring and Integration Costs

On August 6, 2024, we committed to a new restructuring plan (the “2024

Plan”) to integrate recent acquisitions,
right-size operations and further increase efficiencies.

During the year ended December 28, 2024, we recorded
restructuring charges associated with the 2024 Plan of $
73

million, which primarily related to severance and
employee-related costs, accelerated amortization of right-of-use lease assets and fixed assets, impairment of
intangible assets related to the disposal of a portion of a business and other exit costs.

We expect to record
restructuring charges associated with the 2024 Plan in 2025; however an estimate of the amount of these charges
has not yet been determined.
During the year ended December 28, 2024, in connection with the 2024 Plan,

we recorded an impairment of
goodwill and intangible assets of $
13

million related to the disposal of a portion of a business.

This impairment is
included in the $
73

million of restructuring charges discussed above and related to the Global Specialty Products segment.
On August 1, 2022, we committed to a restructuring plan (the “2022

Plan”) focused on funding the priorities of the
BOLD+1 strategic plan, streamlining operations and other initiatives to increase efficiency.

The 2022 Plan has
been completed as of July 31, 2024.

During the years ended December 28, 2024, December

30, 2023, and
December 31, 2022, in connection with our 2022 Plan, we recorded restructuring costs of $
37

million, $
80

million,
and $
128

million, respectively.

The restructuring costs for these periods primarily related to severance and
employee-related costs, accelerated amortization of right-of-use lease assets and fixed assets, impairment of
intangible assets related to disposal of a U.S. business,

and other exit costs.

During the year ended December 30, 2023, in connection with the 2022 Plan,

we recorded an impairment of an
intangible asset of $
12

million related to disposal of a U.S. business.

This impairment is included in the $
80
million of restructuring costs discussed above and related to the Global Specialty

Products segment.

The disposal
was completed during the first quarter of 2024.

During the year ended December 31, 2022, in connection with the 2022 Plan,

we vacated
one

of the buildings at our
corporate headquarters in Melville, New York, which resulted in an accelerated amortization of a right-of-use lease asset of $
34

million.

We also initiated the disposal of a non-profitable U.S. business within the Global Specialty
Products segment and recorded related costs of $
49

million, which primarily consisted of impairment of intangible assets and goodwill, inventory impairment, and severance and employee-related costs, which are included in the
Global Specialty Products segment.

These costs are included in the $
128

million of restructuring charges discussed
above.

The disposal was completed during the first quarter of 2023.

On August 26, 2022, we acquired Midway Dental Supply.

In connection with this acquisition, during the year
ended December 31, 2022, we recorded integration costs of $
3

million related to one-time employee and other
costs, as well as restructuring charges of $
9

million, which are included in the $
128

million of restructuring charges
discussed above.

The integration and restructuring costs related to Midway Dental

Supply are recorded in the
Global Distribution and Value-Added Services segment.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
122
Restructuring and integration costs recorded during our 2024, 2023 and

2022 fiscal years consisted of the
following:

Year Ended

December 28, 2024
Global Distribution and
Value-Added Services
Global
Specialty
Products
Global
Technology Corporate
Restructuring
Costs
Integration
Costs Restructuring Costs Total
2024 Plan
Severance and employee-related costs $
31
$
-
$
5
$
6
$
2
$
44
Impairment and accelerated depreciation and
amortization of right-of-use lease assets and
other long-lived assets
5
-
3
4
-
12
Exit and other related costs
2
-
-
-
-
2
Loss on disposal of a business
-
-
15
-
-
15
Restructuring and integration costs-2024 Plan $
38
$
-
$
23
$
10
$
2
$
73
2022 Plan
Severance and employee-related costs $
18
$
-
$
5
$
1
$
-
$
24
Accelerated depreciation and amortization
10
-
-
-
(3)
7
Exit and other related costs
2
-
2
-
2
6
Restructuring and integration costs-2022 Plan $
30
$
-
$
7
$
1
$
(1)
$
37
Total restructuring and integration costs $
68
$
-
$
30
$
11
$
1
$
110
Year Ended

December 30, 2023
Global Distribution and
Value-Added Services
Global
Specialty
Products
Global
Technology Corporate
Restructuring
Costs
Integration
Costs Restructuring Costs Total
2022 Plan
Severance and employee-related costs $
29
$
-
$
5
$
5
$
7
$
46
Impairment and accelerated depreciation and
amortization of right-of-use lease assets and
other long-lived assets
13
-
-
2
-
15
Exit and other related costs
3
-
1
-
2
6
Loss on disposal of a business
-
-
13
-
-
13
Total restructuring and integration costs $
45
$
-
$
19
$
7
$
9
$
80

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
123

Year Ended

December 31, 2022
Global Distribution and
Value-Added Services
Global
Specialty
Products

Global
Technology Corporate
Restructuring
Costs
Integration
Costs Restructuring Costs Total
2022 Plan
Severance and employee-related costs $
21
$
-
$
3
$
3
$
2
$
29
Impairment and accelerated depreciation and
amortization of right-of-use lease assets and other
long-lived assets
11
-
-
-
36
47
Exit and other related costs
2
-
-
-
1
3
Loss on disposal of a business
-
-
49
-
-
49
Integration employee-related and other costs
-
3
-
-
-
3
Total restructuring and integration costs $
34
$
3
$
52
$
3
$
39
$
131
The following table summarizes, by plan year, the activity related to the liabilities associated with our restructuring
initiatives under the 2022 Plan and the 2024 Plan for the year ended December

28, 2024.

The remaining accrued
balance of restructuring costs as of December 28, 2024, which primarily relates to severance and employee-related
costs, is included in accrued expenses: other within our consolidated balance sheets.

Liabilities related to exited
leased facilities are recorded within our current and non-current operating lease liabilities within our consolidated
balance sheets.

2022 Plan 2024 Plan Total
Balance, December 31, 2022

$
24
$ - $
24
Restructuring costs
80
-
80
Non-cash accelerated depreciation and amortization
(15)
-
(15)
Non-cash impairment on disposal of a business
(12)
-
(12)
Cash payments and other adjustments

(54)
-
(54)
Balance, December 30, 2023

23
-
23
Restructuring costs
37
73
110
Non-cash accelerated depreciation and amortization
(7)
(12)
(19)
Non-cash impairment on disposal of a business
-
(13)
(13)
Cash payments and other adjustments

(41)
(20)
(61)
Balance, December 28, 2024

$
12
$
28
$
40

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
124
Note 17 – Commitments and Contingencies
Purchase Commitments
In our Global Distribution and Value-Added Services business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution.

Future minimum annual payments for
inventory purchase commitments as of December 28, 2024 were:

2025

$
9
2026

5
2027

-
2028

-
2029

-
Thereafter

-
Total minimum

inventory purchase commitment payments
$
14
Employment, Consulting and Non-Compete Agreements
We have employment, consulting and non-compete agreements that have varying base aggregate annual payments for the years 2025 through 2029 and thereafter of approximately $
20

million, $
4

million, $
0

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

On January 29, 2025,
the court granted our motion for summary judgment in the action filed by Mobile County Board of Health, et al. in
Alabama state court and dismissed all claims against Henry Schein with prejudice.

We have settled the action filed
by DCH Health Care Authority, et al. in Alabama state court (
thirty-four

plaintiffs) for an immaterial amount and
the claims against Henry Schein have been dismissed with prejudice.

We have also settled
forty-four

cases (plus
one

case in which we were not yet named a defendant) filed by plaintiffs represented by the Napoli Shkolnik PLLC
law firm for an immaterial amount.

Stipulations of Discontinuance with Prejudice in those cases are pending.

At
this time, the following case is set for trial: the action filed by Florida Health Sciences

Center, Inc. (and
25
other
hospitals located throughout the State of Florida) in Florida state court,

which is currently scheduled for a jury trial
in September 2025.

Of Henry Schein’s 2024 net sales of approximately $
12.7

billion, sales of opioids represented
less than four
-tenths of 1 percent.

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
2024.

Under the terms of the settlement, all claims in the Cruz-Bermudez

Action will be dismissed, the Cruz-
Bermudez Action will be terminated, the Company will receive a release of claims from the class, and the
Company will pay $
2.9

million into a fund for class members.

The court has approved the settlement and entered
the final approval order on February 20, 2025.

The settlement agreement’s effective date is
35 days

after the final
approval order assuming no appeals have been filed.
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
As of December 28, 2024, we had accrued our best estimate of potential losses relating to claims that were probable
to result in liability and for which we were able to reasonably estimate a loss.

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
126
Note 18 – Stock-Based Compensation
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
As of December 28, 2024, there were
75,742,657

shares authorized and
9,973,475

shares available to be granted
under the 2024 Stock Incentive Plan and
2,075,000

shares authorized and
361,724

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
127

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

During the year ended December 28, 2024, we did
no
t grant any stock options.
Our consolidated statements of income reflect pre-tax share-based compensation expense of $
39

million, $
39
million and $
54

million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022,
respectively.
Total unrecognized compensation cost related to unvested awards as of December 28, 2024 was $
66

million, which
is expected to be recognized over a weighted-average period of approximately
2.6

years.

The weighted-average grant date fair value of stock-based awards granted was $
75.12
, $
76.43

and $
85.51

per share
during the years ended December 28, 2024, December 30, 2023 and December

31, 2022, respectively.

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
December 28, 2024, December 30, 2023 and December 31, 2022.
The following weighted-average assumptions were used in determining the most recent fair values of stock options
using the Black-Scholes valuation model:

2022
Expected dividend yield

0.00
%
Expected stock price volatility

27.80
%
Risk-free interest rate

3.62
%
Expected life of options (in years)

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
128
The following table summarizes the stock option activity for the year ended December 28, 2024:

Stock Options
Weighted Average Aggregate
Weighted Average

Remaining Contractual Intrinsic
Shares Exercise Price Life (in years) Value
Outstanding at beginning of year

1,078,459
$
71.46
Granted

-
-
Exercised

(100,077)
62.71
Forfeited

(14,891)
85.18
Outstanding at end of year

963,491
$
72.16
6.6
$
4
Options exercisable at end of year

837,341
$
70.11

Weighted Average Aggregate
Number of Weighted Average Remaining Contractual Intrinsic
Options Exercise Price Life (in years) Value
Expected to vest
126,150
$
85.77
7.2
$
-
The following tables summarize the activity of our unvested RSUs for the year ended December 28, 2024:

Time-Based Restricted Stock Units Performance-Based Restricted Stock Units
Weighted Average

Weighted Average

Grant Date Fair Intrinsic Value Grant Date Fair Intrinsic Value
Shares/Units Value Per Share Per Share Shares/Units Value Per Share Per Share
Outstanding at beginning of period

1,655,393
$
70.34
208,742
$
78.02
Granted

465,861
75.84
253,896
76.88
Vested

(332,084)
63.09
(8,262)
66.53
Forfeited

(103,620)
76.95
(65,265)
79.60
Outstanding at end of period

1,685,550
$
72.92
$
70.42
389,111
$
75.98
$
70.42
The fair value of time and performance RSUs that vested was $
21

million and $
1

million, respectively, for the year
ended December 28, 2024; $
27

million and $
38

million, respectively, for the year ended December 30, 2023; and
$
31

million and $
23

million, respectively, for the year ended December 31, 2022.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
129
Note 19 – Employee Benefit Plans
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
December 28, December 30,
2024 2023
Obligation and funded status:
Change in benefit obligation
Projected benefit obligation, beginning of period $
125
$
108
Service costs
4
3
Interest cost
3
3
Past service cost (credit)
(1)
1
Actuarial gain
6
6
Participant contributions
2
1
Settlements
(1)
(3)
Effect of foreign currency translation
(9)
6
Projected benefit obligation, end of period $
129
$
125
Change in plan assets
Fair value of plan assets at beginning of period $
86
$
73
Actual return on plan assets
3
4
Employer contributions
3
2
Plan participant contributions
2
1
Expected return on plan assets
3
1
Benefit received
1
2
Settlements
(2)
(2)
Effect of foreign currency translation
(6)
5
Fair value of plan assets at end of period $
90
$
86
Unfunded status at end of period $
39
$
39
The majority of our defined benefit plans are unfunded, with the exception of one plan in one country where the
amount of assets exceeds the projected benefit obligation by approximately

$
8

million and $
7

million as of
December 28, 2024 and December 30, 2023, respectively.

At December 28, 2024 and December 30, 2023 the
accumulated benefit obligations were $
125

million and $

million, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
130
The following table provides the amounts recognized in our consolidated balance sheets for our defined benefit
pension plans:

Years

Ended
December 28, December 30,
2024 2023
Non-current assets $
28
$
27
Current liabilities
(1)
(1)
Non-current liabilities
(68)
(65)
Accumulated other comprehensive loss, pre-tax
10
8
The following table provides the components of net periodic pension cost for our defined benefit plans:

Years

Ended
December 28, December 30, December 31,
2024 2023 2022
Service cost $
4
$
3
$
3
Interest cost
3
3
1
Expected return on plan assets
(3)
(3)
(1)
Employee contributions
(1)
(1)
-
Amortization of prior service credit
-
-
1
Net periodic pension cost $
3
$
2
$
4
The following tables present the weighted-average actuarial assumptions used to determine our pension benefit
obligation and our net periodic pension cost for the periods presented:

Years

Ended
December 28, December 30,
Pension Benefit Obligation 2024 2023
Weighted average

discount rate
2.23
%
2.71
%

Years

Ended
December 28, December 30, December 31,
Net Periodic Pension Cost 2024 2023 2022
Discount rate-pension benefit
1.70
%
1.50
%
1.25
%
Expected return on plan assets
1.13
%
0.51
%
0.81
%
Rate of compensation increase
1.98
%
1.64
%
1.68
%
Pension increase rate
0.63
%
0.80
%
0.61
%

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
131
The following table presents the estimated pension benefit payments that are payable to the plan’s participants as of
December 28, 2024:

Year
2025 $
7
2026
6
2027
7
2028
8
2029
6
2030 to 2034
41
Total $
75
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

Matching contributions related to these plans charged to operations during the years ended December 28, 2024, December 30, 2023 and December

31, 2022 amounted to $
48

million,
$
50

million and $
45

million, respectively.

Within our consolidated statements of income, $
40

million, $
42

million,
and $
37

million, is included in selling, general and administrative; and $
8

million, $
8

million, and $
8

million is
included in cost of goods sold for the years ended December 28, 2024, December

30, 2023, and December 31,
2022, respectively.
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
contributions to the 401(k) plan.

The amounts charged to operations during the years ended December 28, 2024,
December 30, 2023 and December 31, 2022 amounted to $
2

million, $
3

million and $
(1)

million, respectively.

The
charges are included in selling, general and administrative within our consolidated statements of income.

Please
see
Note 13 – Derivatives and Hedging Activities

for additional information.

Deferred Compensation Plan
We
offer DCP to a select group of management or highly compensated employees of the Company and certain
subsidiaries.

This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees.

The amounts (credited)/charged to operations during the years ended December

28, 2024,
December 30, 2023 and December 31, 2022 were approximately $
12

million, $
12

million and $
(11)

million,
respectively.

The charges are included in selling, general and administrative within our consolidated statements of
income.

Please see
Note 13 – Derivatives and Hedging Activities

for additional information.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
132
Note 20 – Redeemable Noncontrolling Interests
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

The
components of the change in the redeemable noncontrolling interests for the years ended December 28, 2024,
December 30, 2023 and December 31, 2022, are presented in the following table:

December 28, December 30, December 31,
2024 2023 2022
Balance, beginning of period

$
864
$
576
$
613
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(273)
(19)
(31)
Increase in redeemable noncontrolling interests due to business acquisitions
171
326
4
Net income (loss) attributable to redeemable noncontrolling interests
(1)
6
21
Distributions declared, net of capital contributions
(50)
(19)
(21)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests
(24)
5
(6)
Change in fair value of redeemable securities

119
(11)
(4)
Balance, end of period

$
806
$
864
$
576
Note 21 – Comprehensive Income
Comprehensive income includes certain gains and losses that, under U.S.

GAAP,

are excluded from net income and
are recorded directly to stockholders’ equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

December 28, December 30, December 31,
2024 2023 2022
Attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment

$
(56)
$
(32)
$
(37)
Attributable to noncontrolling interests:
Foreign currency translation adjustment

$
(1)
$
(1)
$
(1)
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(371)
$
(188)
$
(236)
Unrealized gain (loss) from hedging activities

-
(13)
5
Pension adjustment loss

(8)
(5)
(2)
Accumulated other comprehensive loss

$
(379)
$
(206)
$
(233)
Total Accumulated

other comprehensive loss

$
(436)
$
(239)
$
(271)

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
133
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

December 28, December 30, December 31,
2024 2023 2022
Net income

$
398
$
436
$
566
Foreign currency translation gain (loss)
(207)
53
(88)
Tax effect

-
-
-
Foreign currency translation gain (loss)
(207)
53
(88)
Unrealized gain (loss) from hedging activities

18
(25)
10
Tax effect

(5)
7
(3)
Unrealized gain (loss) from hedging activities

13
(18)
7
Pension adjustment gain (loss)
(5)
(3)
16
Tax effect

2
-
(4)
Pension adjustment gain (loss)
(3)
(3)
12
Comprehensive income

$
201
$
468
$
497

Our financial statements are denominated in U.S. Dollars.

Fluctuations in the value of foreign currencies as
compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The foreign currency
translation gain (loss) during the years ended December 28, 2024, December 30,

2023 and December 31, 2022 was
primarily due to changes in foreign currency exchange rates of the Brazilian

Real, Euro, British Pound, Canadian
Dollar, Australian Dollar,

Swiss Franc, and New Zealand Dollar.
The hedging gain (loss) during the years ended December 28, 2024, December

30, 2023, and December 31, 2022
was attributable to a net investment hedge.

See
Note 11 – Derivatives and Hedging Activities

for further
information.
The following table summarizes our total comprehensive income, net of applicable taxes as follows:

December 28, December 30, December 31,
2024 2023 2022
Comprehensive income attributable to
Henry Schein, Inc.

$
217
$
443
$
476
Comprehensive income attributable to
noncontrolling interests

9
14
6
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests

(25)
11
15
Comprehensive income

$
201
$
468
$
497

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
134
Note 22 – Earnings Per Share

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

Years

Ended
December 28, December 30, December 31,
2024 2023 2022
Basic

126,788,997
130,618,990
136,064,221
Effect of dilutive securities:
Stock options and restricted stock units

990,231
1,129,181
1,691,449
Diluted
127,779,228
131,748,171
137,755,670
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:

Years

Ended
December 28, December 30, December 31,
2024 2023 2022
Stock options
406,676
424,695
342,716
Restricted stock units
9,287
15,040
19,466
Total anti-dilutive

securities excluded from earnings per share
computation
415,963
439,735
362,182
Note 23 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Years

ended
December 28, December 30, December 31,
2024 2023 2022
Interest

$
132
$
84
$
47
Income taxes

144
218
265
For the years ended December 28, 2024, December 30, 2023 and December

31, 2022, we had $
18

million, $
(25)
million and $
10

million of non-cash net unrealized gains (losses) related to hedging activities, respectively.

See
Note 13 – Derivatives and Hedging Activities

for additional information related to our total return swap and our
interest rate swap agreements.
For the year ended December 30, 2023, there was approximately $
143

million of debt assumed as part of the
acquisitions of Biotech Dental and S.I.N.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(in millions, except share and per share data)
135
Note 24 – Related Party Transactions
In connection with the formation of Henry Schein One, LLC, our joint venture with Internet Brands, which was
formed on July 1, 2018, we entered into a ten-year

royalty agreement with Internet Brands whereby we will pay
Internet Brands approximately $
31

million annually for the use of their intellectual property.

During the years
ended December 28, 2024, December 30, 2023 and December 31, 2022, we recorded

$
31

million, $
31

million and
$
31

million, respectively, within selling, general and administrative in our consolidated statements of income, in connection with costs related to this royalty agreement.

As of December 28, 2024 and December 30, 2023, Henry
Schein One, LLC had a net payable balance to Internet Brands of $
1

million and $
1

million, respectively,
comprised of amounts related to results of operations and the royalty agreement.

The components of this payable
are recorded within accrued expenses: other within our consolidated balance sheets.
We
have interests in entities that we account for under the equity accounting method.

In our normal course of
business, during the years ended December 28, 2024, December 30, 2023 and December 31, 2022, we recorded net
sales of $
52

million, $
47

million, and $
46

million respectively, to such entities.

During the years ended December
28, 2024, December 30, 2023 and December 31, 2022, we purchased

$
11

million, $
10

million and $
9

million
respectively, from such entities.

At December 28, 2024 and December 30, 2023, we had an aggregate

$
31

million
and $
32

million, respectively, due from our equity affiliates, and $
6

million and $
5

million, respectively, due to our
equity affiliates.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

Please see
Note 8 – Leases

for further information.
Note 25 – Subsequent Event
On January 29, 2025, Henry Schein, Inc. announced a strategic investment by funds affiliated with KKR, a leading
global investment firm.

In addition to KKR’s current holdings, KKR will make an additional $
250

million
investment in the Company’s common stock.

As a result, KKR will own approximately
12
% of the Company’s
stock.

KKR will also have the ability to purchase additional shares via open market purchases up to a total equity
stake of
14.9
% of the outstanding common shares of the Company.

In addition, under the agreement
between Henry Schein and KKR,
two

independent directors will join our Board of Directors.

Upon consummation
of this strategic investment,

we will issue new shares of common stock to funds affiliated with KKR for an investment of $
250

million, at approximately $
76.10

per share.

As part of the agreement, KKR has also agreed to
customary voting and other provisions.

Consummation of these transactions is subject to customary closing conditions, including the expiration or termination of any waiting period under the Hart-Scott-Rodino Act and
certain foreign regulatory approvals.

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

Based on
this evaluation, our management, including our principal executive officer and principal financial officer,
concluded that our disclosure controls and procedures were effective as of December 28, 2024,

to ensure that all
material information required to be disclosed by us in reports that we file or submit under the Exchange Act is
accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and
that all such information is recorded, processed, summarized and reported within the time periods specified in the
SEC’s rules and forms, and the rules of the Nasdaq stock exchange.
Changes in Internal Control over Financial Reporting
The combination of continued acquisition integrations and systems implementation activity undertaken during the
quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our
internal control over financial reporting.

As previously reported, the full integration of TriMed Inc. (“TriMed”)
will extend beyond year-end and, therefore, we excluded TriMed, which represents less than 0.5% of our total net
sales, from our annual assessment of internal control over financial reporting as of December 28, 2024,

as permitted
by related SEC staff interpretive guidance for newly acquired businesses.
During the quarter ended December 28, 2024,

post-acquisition integration related activities continued for our dental
and medical businesses acquired during prior quarters.

These acquisitions, the majority of which utilize separate
information and financial accounting systems, have been included in our consolidated financial statements since
their respective dates of acquisition.

Also, during the quarter ended December 28, 2024, we completed the systems implementation activities for
implementing a new e-commerce system for our dental and medical businesses in the UK.

Finally, we continued
systems implementation activities for our dental business in France and

Ireland.
All acquisitions, continued acquisition integrations and systems implementation activities involve necessary and
appropriate change-management controls that are considered in our quarterly assessment of the design and
operating effectiveness of our internal control over financial reporting.
The deficiencies in internal control over financial reporting identified as of December 30, 2023 at the application
control level related to logical and user access management and segregation of duties have continued to be the
subject of ongoing remediation, including implementation of specific action plans and the testing/validation of
control operating effectiveness, which were substantially completed as of our year-end on December

28, 2024.
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

Based on our evaluation
under the COSO Framework, our management concluded that our

internal control over financial reporting was
effective at a reasonable assurance level as of December 28, 2024.
The effectiveness of our internal control over financial reporting as of December 28,

2024, has been independently
audited by BDO USA, P.C., an independent registered public accounting firm and their attestation is included herein.
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
We

have audited Henry

Schein, Inc.’s

(the “Company’s”)

internal control over

financial reporting as

of December
28, 2024, based on

criteria established in Internal Control

– Integrated Framework (2013) issued

by the Committee
of

Sponsoring

Organizations

of

the

Treadway

Commission

(the

“COSO

criteria”).

In

our

opinion,

the

Company
maintained,

in

all

material

respects,

effective

internal

control

over

financial

reporting

as

of

December

28,

2024,
based on the COSO criteria.
We

also

have

audited,

in

accordance

with

the

standards

of

the

Public

Company

Accounting

Oversight

Board
(United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December
30, 2023,

the related

consolidated statements

of income,

comprehensive income,

changes in

stockholders’ equity,
and cash

flows for

each of

the three

years in

the period

ended December

28, 2024,

and the

related notes

and our
report dated February 25, 2025 expressed an unqualified opinion thereon.
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
include

the

internal

controls

of

TriMed

Inc.,

which was

acquired

on

April

1,

2024,

and

which is

included in

the
consolidated balance

sheets of

the Company

as of

December 28,

2024, and

the related

consolidated statements

of
income, comprehensive

income, changes

in stockholders’

equity,

and cash

flows for

the year

then ended.

TriMed
Inc. constituted less than 0.5% of total

net sales for the year ended

December 28, 2024. Management did not assess
the effectiveness of internal control

over financial reporting of TriMed

Inc. because of the timing of

the acquisition
which was

completed on April

1, 2024. Our

audit of

internal control over

financial reporting of

the Company also
did not include an evaluation of the internal control over financial reporting of TriMed Inc.
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

February 25, 2025

ITEM 9B.

Other Information
No
t applicable.
ITEM 9C.

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART

III
ITEM 10.

Directors, Executive Officers and Corporate Governance
Information required by this item regarding our directors and executive officers and our corporate governance is
hereby incorporated by reference to the Section entitled “Election of Directors,”

with respect to directors, and the
first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees -
Audit Committee,” with respect to corporate governance, in each case in our definitive 2025 Proxy Statement to be
filed pursuant to Regulation 14A and to the Section entitled “Information about our Executive Officers” in Part I of
this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board since
our last disclosure of such procedures, which appeared in our definitive

2024 Proxy Statement filed pursuant to
Regulation 14A on April 10, 2024.
Information required by this item concerning compliance with Section

16(a) of the Securities Exchange Act of
1934 is hereby incorporated by reference to the Section entitled

“Delinquent Section 16(a) Reports” in our
definitive 2025 Proxy Statement to be filed pursuant to Regulation 14A,

to the extent responsive disclosure is
required.
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
The Company
has

adopted an insider trading policy, and accompanying procedures, applicable to all of our TSMs and members of our Board of Directors, which we believe is reasonably designed to promote compliance with
insider trading laws, rules and regulations, and Nasdaq listing standards.

Our insider trading policy, which is
attached as Exhibit 19.1 to this Annual Report on Form 10-K,

prohibits our TSMs from trading in securities of the
Company while in possession of material, non-public information, and, among other things, requires that
designated individuals holding certain positions only transact in Company securities during an open window period
(with appropriate preclearance for members of our Executive Management

Committee and Board of Directors),
subject to limited exceptions.

The Company also requires periodic training for certain senior officers and others
likely to learn material, non-public information in the course of their job duties.

The Company also has a practice
that requires that any transactions by the Company in its securities are pre-cleared by appropriate members of its
General Counsel’s office.
ITEM 11.

Executive Compensation
The information required by this item is hereby incorporated by reference to the Sections

entitled “Compensation
Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in
this Annual Report on Form 10-K), “Executive and Director Compensation” and

“Compensation Committee
Interlocks and Insider Participation” in our definitive 2025 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder
Matters
We maintain several stock incentive plans for the benefit of certain officers, directors and employees.

All active
plans have been approved by our stockholders.

Descriptions of these plans appear in the notes to our consolidated financial statements.

The following table summarizes information relating to these plans as of December 28, 2024:
Number of Common
Shares to be Issued Upon
Weighted-

Average
Number of Common
Exercise of Outstanding Exercise Price of
Shares Available

for
Plan Category Options and Rights Outstanding Options Future Issuances
Plans Approved by Stockholders

- $ - 10,335,199
Plans Not Approved by Stockholders

- - -
Total

- $ - 10,335,199
The other information required by this item is hereby incorporated by reference to the Section entitled “Security
Ownership of Certain Beneficial Owners and Management” in our definitive

2025 Proxy Statement to be filed
pursuant to Regulation 14A.
ITEM 13.

Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference to the Section entitled “Certain
Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and
Committees – Independent Directors” in our definitive 2025 Proxy Statement to be filed pursuant to Regulation
14A.
ITEM 14.

Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference to the Section entitled “Independent
Registered Public Accounting Firm Fees and Pre-Approval Policies and

Procedures” in our definitive 2025 Proxy
Statement to be filed pursuant to Regulation 14A.
PART

IV
ITEM 15.

Exhibits, Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:
1. Financial Statements:
Our Consolidated Financial Statements filed as a part of this report are listed on the index on

Page 72.
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
10.2
Form of 2021 Stock Option Agreement pursuant to the Henry Schein, Inc. 2020 Stock
Incentive Plan (as amended and restated effective as of May 21, 2020). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2021.)**
10.3
Form of 2021 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2020 Stock Incentive Plan (as amended and restated
effective as of May 21, 2020). (Incorporated by reference to Exhibit 10.1 to our Quarterly
Report on Form 10-Q for the fiscal quarter ended March 26, 2022 filed on May 3, 2022.)**
10.4
Form of 2022 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2020 Stock Incentive Plan (as amended and restated effective as of May 21, 2020). (Incorporated by reference to Exhibit 10.2 to our
Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022 filed on May
3, 2022.)**

10.5
Form of 2024 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2020 Stock Incentive Plan (as amended and restated
effective as of May 21, 2020). (Incorporated by reference to Exhibit 10.2 to our Quarterly
Report on Form 10-Q for the fiscal quarter ended March 30, 2024 filed on May 7, 2024.)**
10.6
Form of 2024 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2020 Stock Incentive Plan (as amended and restated effective as of May 21, 2020). (Incorporated by reference to Exhibit 10.3 to our
Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2024 filed on May
7, 2024.)**
10.7
Henry Schein, Inc. 2024 Stock Incentive Plan, as amended and restated effective as of
May 21, 2024 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-
K filed on May 24, 2024.)**
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
filed on May 8, 2018.)**
10.10
Henry Schein, Inc. 2023 Non-Employee Director Stock Incentive Plan, as amended and restated effective as of May 23, 2023. (Incorporated by reference to Exhibit 10.1 to our
Current Report on Form 8-K filed on May 25, 2023).**
10.11
Form of 2024 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2023 Non-Employee Director Stock Incentive Plan (as
amended and restated effective as of May 23, 2023). (Incorporated by reference to Exhibit
10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2024 filed on May 7, 2024.)**
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

10.16
Amendment Number Four to the Henry Schein, Inc. Supplemental Executive Retirement
Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to
Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2023.)**
10.17
Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004.
(Incorporated by reference to Exhibit D to our definitive 2004 Proxy Statement on
Schedule 14A, filed on April 27, 2004.)**
10.18
Henry Schein, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective as of January 1, 2005. (Incorporated by reference to Exhibit
10.11 to our Annual Report on Form 10-K for the fiscal year ended December 27,
2008 filed on February 24, 2009.)**
10.19
Henry Schein, Inc. Deferred Compensation Plan, as amended and restated effective as of
November 14, 2023. (Incorporated by reference to Exhibit 10.1 to our Current Report on
Form 8-K filed on November 16, 2023.)**
10.20
Henry Schein, Inc. Incentive Plan and Plan Summary, effective as of January 1, 2024.
(Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the
fiscal quarter ended March 30, 2024 filed on May 7, 2024.)**
10.21
Amended and Restated Employment Agreement dated as of November 28, 2022, by and between Henry Schein, Inc. and Stanley M. Bergman. (Incorporated by reference to
Exhibit 10.1 to our Current Report on Form 8-K filed on November 29, 2022.)**
10.22
Form of Amended and Restated Change in Control Agreement dated December 12, 2008 between us and certain executive officers who are a party thereto (James Breslawski,
Michael S. Ettinger, and Mark Mlotek, respectively). (Incorporated by reference to Exhibit
10.15 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**
10.23
Form of Amendment to Amended and Restated Change in Control Agreement effective
January 1, 2012 between us and certain executive officers who are a party thereto (James
Breslawski, Michael S. Ettinger, and Mark Mlotek, respectively). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012.)**
10.24
Henry Schein, Inc. Executive Change in Control Plan, effective as of May 2, 2022 between us and certain executive officers who are a party thereto (Ronald N. South). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022 filed on May 3, 2022.)**
10.25
Form of Indemnification Agreement between us and certain directors and executive officers who are a party thereto (Mohamed Ali, Deborah Derby, Carole T. Faig, Joseph L.
Herring, Robert J. Hombach, Kurt P. Kuehn, Philip A. Laskawy, Anne H. Margulies, Carol
Raphael, Scott P. Serota, Bradley T. Sheares, Ph.D., Reed V. Tuckson, M.D., FACP,
Stanley M. Bergman, James P. Breslawski, Michael S. Ettinger, Mark E. Mlotek and
Ronald N. South, respectively). (Incorporated by reference to Exhibit 10.1 to our Quarterly
Report on Form 10-Q for the fiscal quarter ended September 26, 2015 filed on November
4, 2015.)**

10.26
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
10.27
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
10.28
Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to
Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2013.)
10.29
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
10.30
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
10.31
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
10.32
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
10.33
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

10.34
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
10.35
Amendment No. 6 dated as of June 22, 2020 to the Receivables Purchase Agreement,
dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2020.)
10.36
Amendment No. 7 dated as of October 20, 2021 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 21, 2021.)
10.37
Amendment No. 8 dated as of December 15, 2022 to Receivables Purchase Agreement,
dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended
December 31, 2022 filed on February 21, 2023.)
10.38
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
10.39
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
10.40
Receivables Sale Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer. (Incorporated by reference to
Exhibit 10.2 to our Current Report on Form 8-K filed on April 19, 2013.)
10.41
Strategic Partnership Agreement, dated January 29, 2025, by and between us and KKR
Hawaii Aggregator L.P. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 29, 2025.)
10.42
Form of Registration Rights Agreement by and between us and KKR Hawaii Aggregator
L.P. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on
January 29, 2025.)
19.1
Henry Schein, Inc. Insider Trading Policy (amended and restated as of January 1, 2025)+
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
97.1
Henry Schein, Inc. Dodd-Frank Clawback Policy, effective as of December 1, 2023.
(Incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K for the
fiscal year ended December 30, 2023 filed on February 28, 2024.)**
99.1
Amendment No. 9 dated as of December 20, 2023 to Receivables Purchase Agreement,
dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 99.8 to our Annual Report on Form 10-K for the fiscal year ended
December 30, 2023 filed on February 28, 2024.)
99.2
Amendment No. 10 dated as of February 23, 2024 to Receivables Purchase Agreement,
dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 99.9 to our Annual Report on Form 10-K for the fiscal year ended
December 30, 2023 filed on February 28, 2024.)

99.3
Amendment No. 11 dated as of May 17, 2024 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024 filed on August 6, 2024.)
99.4
Amendment No. 12 dated as of December 6, 2024 to Receivables Purchase Agreement,
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Annual Report on Form 10-K for the year ended
December 28, 2024,

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
February 25, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the
following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature Capacity Date
/s/ STANLEY M. BERGMAN Chairman, Chief Executive Officer February 25, 2025
Stanley M. Bergman and Director (principal executive officer)
/s/ RONALD N. SOUTH
Senior Vice President, Chief

Financial Officer
February 25, 2025
Ronald N. South

(principal financial and accounting officer)
/s/ MARK E. MLOTEK
Executive Vice President,

Chief Strategic Officer, and
February 25, 2025
Mark E. Mlotek Director
/s/ MOHAMAD ALI Director February 25, 2025
Mohamad Ali
/s/ DEBORAH DERBY Director February 25, 2025
Deborah Derby
/s/ CAROLE T. FAIG Director February 25, 2025
Carole T. Faig
/s/ JOSEPH L. HERRING Director February 25, 2025
Joseph L. Herring
/s/ ROBERT J. HOMBACH Director February 25, 2025
Robert J. Hombach
/s/ KURT P.

KUEHN
Director February 25, 2025
Kurt P.

Kuehn
/s/ PHILIP A. LASKAWY Director February 25, 2025
Philip A. Laskawy
/s/ ANNE H. MARGULIES Director February 25, 2025
Anne H. Margulies
/s/ CAROL RAPHAEL Director February 25, 2025
Carol Raphael
/s/ SCOTT SEROTA Director February 25, 2025
Scott Serota
/s/ BRADLEY T. SHEARES,

PH.D.
Director February 25, 2025
Bradley T. Sheares,

Ph.D.
/s/ REED V.

TUCKSON, M.D., FACP
Director February 25, 2025
Reed V.

Tuckson, M.D., FACP