Form 10-Q
period 2025-03-29
HENRY SCHEIN INC
filed 2025-05-05
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly

period ended
March 29, 2025
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
Yes
☐

No
☒

As of April 28, 2025, there were
121,719,546

shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of March 29, 2025 and December 28, 2024
3
Condensed Consolidated Statements of Income for the three months ended
March 29, 2025 and March 30, 2024
4
Condensed Consolidated Statements of Comprehensive Income for the
three months ended March 29, 2025 and March 30, 2024
5
Condensed Consolidated Statements of Changes in Stockholders' Equity
for the three months ended March 29, 2025 and March 30, 2024
6
Condensed Consolidated Statements of Cash Flows for the
three months ended March 29, 2025 and March 30, 2024
7
Notes to Condensed Consolidated Financial Statements
8
Note 1 – Basis of Presentation
8
Note 2 – Significant Accounting Policies and Recently Issued Accounting Standards
9
Note 3 – Cyber Incident
9
Note 4 – Net Sales from Contracts with Customers
10
Note 5 – Segment Data
11
Note 6 – Business Acquisitions
13
Note 7 – Fair Value Measurements
16
Note 8 – Debt
19
Note 9 – Income Taxes
22
Note 10 – Plans of Restructuring
23
Note 11 – Legal Proceedings
24
Note 12 – Stock-Based Compensation
25
Note 13 – Redeemable Noncontrolling Interests
27
Note 14 – Comprehensive Income
28
Note 15 – Earnings Per Share
29
Note 16 – Supplemental Cash Flow Information
29
Note 17 – Related Party Transactions
30
Note 18 – KKR Investment
30
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
31
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
45
ITEM 4.
Controls and Procedures
45
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
46
ITEM 1A.
Risk Factors
46
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
46
ITEM 5.
Other Information
47
ITEM 6.
Exhibits
48
Signature
49

See accompanying notes.

PART

I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions,

except share data)
March 29, December 28,
2025 2024
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents

$
127
$
122
Accounts receivable, net of allowance for credit losses of $
81

and $
78

(1)
1,578
1,482
Inventories, net
1,842
1,810
Prepaid expenses and other

490
569
Total current assets

4,037
3,983
Property and equipment, net

556
531
Operating lease right-of-use assets
294
293
Goodwill

3,956
3,887
Other intangibles, net

1,028
1,023
Investments and other
609
501
Total assets

$
10,480
$
10,218
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable

$
908
$
962
Bank credit lines

867
650
Current maturities of long-term debt

56
56
Operating lease liabilities
77
75
Accrued expenses:
Payroll and related

243
303
Taxes

160
139
Other

606
618
Total current liabilities

2,917
2,803
Long-term debt (1)
1,968
1,830
Deferred income taxes

135
102
Operating lease liabilities
256
259
Other liabilities

485
387
Total liabilities

5,761
5,381
Redeemable noncontrolling interests

765
806
Commitments and contingencies

(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
122,243,683

outstanding on March 29, 2025 and
124,155,884

outstanding on December 28, 2024
1
1
Additional paid-in capital
-
-
Retained earnings

3,626
3,771
Accumulated other comprehensive loss

(317)
(379)
Total Henry Schein, Inc. stockholders' equity
3,310
3,393
Noncontrolling interests
644
638
Total stockholders' equity

3,954
4,031
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
10,480
$
10,218
(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”).

At March 29, 2025 and December
28, 2024, includes trade accounts receivable of $
471

million and $
241

million, respectively, and long-term debt of $
300

million and
$
150

million, respectively.

See
Note 1 – Basis of Presentation

for further information.

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME
(in millions,

except share and per share data)
(unaudited)
Three Months Ended
March 29, March 30,
2025 2024
Net sales

$
3,168
$
3,172
Cost of sales

2,168
2,160
Gross profit

1,000
1,012
Operating expenses:

Selling, general and administrative

738
791
Depreciation and amortization
62
61
Restructuring costs

25
10
Operating income

175
150
Other income (expense):

Interest income

6
5
Interest expense

(35)
(30)
Other, net

(1)
2
Income before taxes, equity in earnings of affiliates and noncontrolling interests
145
127
Income taxes

(35)
(32)
Equity in earnings of affiliates, net of tax

3
3
Net income

113
98
Less: Net income attributable to noncontrolling interests

(3)
(5)
Net income attributable to Henry Schein, Inc.

$
110
$
93
Earnings per share attributable to Henry Schein, Inc.:

Basic

$
0.89
$
0.72
Diluted

$
0.88
$
0.72
Weighted-average common

shares outstanding:

Basic

123,776,073
128,720,661
Diluted

124,848,221
129,769,580

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(in millions)

(unaudited)
Three Months Ended
March 29, March 30,
2025 2024
Net income

$
113
$
98
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)
76
(54)
Unrealized gain (loss) from hedging activities

(5)
11
Other comprehensive income (loss), net of tax

71
(43)
Comprehensive income

184
55
Comprehensive income attributable to noncontrolling interests:

Net income

(3)
(5)
Foreign currency translation loss (gain)
(9)
10
Comprehensive loss (income) attributable to noncontrolling interests

(12)
5
Comprehensive income attributable to Henry Schein, Inc.

$
172
$
60

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF CHANGES IN

STOCKHOLDERS’ EQUITY
(in millions, except share data)
(unaudited)
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 28, 2024
124,155,884
$
1
$
-
$
3,771
$
(379)
$
638
$
4,031
Net income (excluding loss $
2

attributable to Redeemable
noncontrolling interests) - - -
110
-
5
115
Foreign currency translation gain (excluding gain of $
8
attributable to Redeemable noncontrolling interests) - - - -
67
1
68
Unrealized loss from hedging activities,
net of tax benefit of $
1
- - - -
(5)
-
(5)
Pension adjustment gain, net of tax of $
1
- - - - - -
-
Change in fair value of redeemable securities - -
(28)
- - -
(28)
Noncontrolling interests and adjustments related to
business acquisitions and contingent consideration - -
(60)
- - -
(60)
Repurchase and retirement of common stock
(2,255,485)
-
(21)
(141)
- -
(162)
Stock issued upon exercise of stock options
10,351
-
1
- - -
1
Stock-based compensation expense
520,385
-
5
- - -
5
Shares withheld for payroll taxes
(187,493)
-
(11)
- - -
(11)
Settlement of stock-based compensation awards
41
- - - - - -
Transfer of charges in excess of

capital
- -
114
(114)
- - -
Balance, March 29, 2025
122,243,683
$
1
$
-
$
3,626
$
(317)
$
644
$
3,954
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
March 29, March 30,
2025 2024
Cash flows from operating activities:
Net income

$
113
$
98
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization

73
73
Impairment charge on intangible assets
1
-
Non-cash restructuring charges
1
1
Stock-based compensation expense
5
8
Provision for losses on trade and other accounts receivable

2
5
Provision for (benefit from) deferred income taxes
(7)
2
Equity in earnings of affiliates
(3)
(3)
Distributions from equity affiliates

2
2
Changes in unrecognized tax benefits

2
2
Other

(27)
(6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable

(74)
190
Inventories

(14)
74
Other current assets

75
41
Accounts payable and accrued expenses

(112)
(290)
Net cash provided by operating activities
37
197
Cash flows from investing activities:
Purchases of property and equipment
(31)
(41)
Payments related to equity investments and business acquisitions, net of cash acquired

(51)
(20)
Proceeds from loan to affiliate
-
1
Capitalized software costs
(12)
(9)
Other

(5)
(3)
Net cash used in investing activities

(99)
(72)
Cash flows from financing activities:
Net change in bank credit lines
215
-
Proceeds from issuance of long-term debt

150
90
Principal payments for long-term debt

(15)
(60)
Proceeds from issuance of stock upon exercise of stock options

1
1
Payments for repurchases and retirement of common stock

(161)
(75)
Payments for taxes related to shares withheld for employee taxes
(12)
(7)
Distributions to noncontrolling shareholders
(4)
(6)
Payments for contingent consideration
(12)
-
Acquisitions of noncontrolling interests in subsidiaries

(73)
(94)
Net cash provided by (used in) financing activities
89
(151)
Effect of exchange rate changes on cash and cash equivalents
(22)
14
Net change in cash and cash equivalents
5
(12)
Cash and cash equivalents, beginning of period

122
171
Cash and cash equivalents, end of period

$
127
$
159

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
8
Note 1 – Basis of Presentation
Our condensed consolidated financial statements include the accounts of Henry

Schein, Inc., and all of our
controlled subsidiaries and VIE (“we”, “us” and “our”).

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

financial statements.
The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited
consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report
on Form 10-K for the year ended December 28, 2024 and with the information contained in our other publicly-
available filings with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 29, 2025 are not necessarily indicative of the results to
be expected for any other interim period or for the year ending December 27, 2025.
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

For this VIE, related to our U.S. trade
accounts receivable securitization as discussed in
Note 8 – Debt
,

the trade accounts receivable transferred to the
VIE are pledged as collateral to the related debt.

The VIE’s creditors have recourse to us for losses on these trade accounts receivable.

At March 29, 2025 and December 28, 2024, certain trade accounts receivable that can only be
used to settle obligations of this VIE were $
471

million and $
241

million, respectively, and the liabilities of this
VIE where the creditors have recourse to us were $
300

million and $
150

million, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
9
Note 2 – Significant Accounting Policies and Recently Issued Accounting

Standards
Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended March
29, 2025, as compared to the significant accounting policies described in Item

8 of our Annual Report on Form 10-
K for the year ended December 28, 2024.
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

We are currently
evaluating the impact that ASU 2024-03 will have on our condensed consolidated

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
60

million insurance policy, following a $
5

million
retention.

During the three months ended March 30, 2024, we did
no
t receive any insurance proceeds.

During the
year ended December 28, 2024, we received insurance proceeds of $
40

million under this policy.

During the three
months ended March 29, 2025 we received insurance proceeds of $
20

million under this policy, representing the
remaining insurance recovery of losses related to the cyber incident.

During the three months ended March 29,
2025 and March 30, 2024, we incurred
zero

and $
5

million expenses, respectively, directly related to the cyber incident, mostly consisting of professional fees.

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

8 of our Annual Report on Form 10-K for
the year ended December 28, 2024.
Disaggregation of Net Sales
As noted further in
Note 5 – Segment Data
,

during the fourth quarter of our fiscal year ended December 28,
2024, we revised our reportable segments to align with how the Chairman and

Chief Executive Officer manages
the business, assesses performance and allocates resources.

All prior comparative segment information has
been recast to reflect our new segment structure.
The following table disaggregates our net sales by reportable segment:

Three Months Ended

March 29, March 30,
2025 2024
Net Sales:
Global Distribution and Value

-Added Services
Global Dental merchandise $
1,185
$
1,210
Global Dental equipment
384
402
Global Value

-added services
52
56
Global Dental
1,621
1,668
Global Medical

1,055
1,025
Total Global Distribution

and Value

-Added Services
2,676
2,693
Global Specialty Products
367
360
Global Technology
162
157
Eliminations
(37)
(38)
Total $
3,168
$
3,172
Contract Liabilities
The following table presents our contract liabilities:

As of
March 29, December 28, March 30, December 30,
Description 2025 2024 2024 2023
Current contract liabilities $
85
$
81
84
$
89
Non-current contract liabilities
7
8
8
9
Total contract

liabilities
$
92
$
89
92
$
98
During the three months ended March 29, 2025, we recognized, in net sales,

$
34

million of the amount that was
previously deferred at December 28, 2024.

During the three months ended March 30, 2024, we recognized

in net
sales $
36

million of the amount that was previously deferred at December 30, 2023.

Current contract liabilities are
included in accrued expenses: other and the non-current contract liabilities are included in other liabilities within
our condensed consolidated balance sheets.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
11
Note 5

–
Segment Data
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

(a) direct cybersecurity costs and related
insurance recovery proceeds, (b) amortization of acquisition intangibles,

(c) organizational restructuring expenses,
(d) impairment of intangible assets, (e) changes in fair value of contingent consideration,

and (f) costs associated
with shareholder advisory matters.

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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
12
Segment adjusted operating income is presented in the following table to reconcile to operating income as
presented on the condensed consolidated statement of operations.

The reconciliation from operating income to
income before taxes and equity in earnings of affiliates is presented on our condensed consolidated statements of
income.

Three Months Ended
March 29, March 30,
2025 2024
Gross Sales:
Global Distribution and Value

-Added Services
(1) $
2,676
$
2,693
Global Specialty Products (2)
367
360
Global Technology (3)
162
157
Total Gross Sales
3,205
3,210
Less: Eliminations:
Global Distribution and Value

-Added Services

(4)
(8)
Global Specialty Products
(33)
(30)
Total eliminations
(37)
(38)
Net Sales
Global Distribution and Value

-Added Services

2,672
2,685
Global Specialty Products

334
330
Global Technology
162
157
Total Net Sales $
3,168
$
3,172
Three Months Ended
March 29, March 30,
2025 2024
Operating Income
Global Distribution and Value

-Added Services
$
167
$
171
Global Specialty Products
56
43
Global Technology
42
34
Total Segment Operating Income
265
248
Corporate
(35)
(22)
Adjustments (4)
(55)
(76)
Total Operating Income $
175
$
150
Depreciation and Amortization
Global Distribution and Value

-Added Services
$
35
$
36
Global Specialty Products
27
25
Global Technology
11
12
Total Depreciation and Amortization $
73
$
73

(1)
Global Distribution and Value

-Added Services: Includes distribution of infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, gypsum, acrylics, articulators, abrasives, personal protective equipment
(“PPE”) products,

branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, dental chairs, delivery units and lights, digital dental laboratories, X-ray supplies and equipment, high-tech and digital restoration equipment, equipment repair services, financial services on a non-recourse basis, continuing education services for practitioners, consulting and other services.

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

The following table presents a breakdown of such adjustments:

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
13

Three Months Ended
March 29, March 30,
2025 2024
Adjustments:
Restructuring costs $
(25)
$
(10)
Acquisition intangible amortization
(43)
(46)
Cyber incident-third-party advisory expenses, net of insurance
20
(5)
Changes in contingent consideration
2
(15)
Impairment of intangible assets
(1)
-
Costs associated with shareholder advisory matters
(8)
-
Total adjustments $
(55)
$
(76)
Note 6

–
Business Acquisitions
Our acquisition strategy is focused on investments in companies that add new customers and sales teams, increase
our geographic footprint (whether entering a new country, such as emerging markets, or building scale where we have already invested in businesses), and finally, those that enable us to access new products and technologies.
2025 Acquisitions
During the three months ended March 29, 2025, we acquired companies within the Global Distribution and Value-
Added Services segment.

We acquired a
100
% interest in these companies.

Total consideration for these
acquisitions was $
61

million (including cash paid of $
50

million, estimated fair value of contingent consideration
payable of $
10

million, and deferred consideration of $
1

million).

Net assets acquired primarily consisted of $
24
million of goodwill and $
36

million of intangible assets.

The intangible assets acquired consisted of customer
relationships and lists of $
31

million, trademarks and tradenames of $
4

million and non-compete agreements of $
1
million.

Weighted average useful lives for these acquired intangible assets were
11

years,
6

years and
5

years,
respectively.

The accounting for acquisitions in the three months ended March 29, 2025 has not been completed in several areas,
including, but not limited to, pending assessment of certain assets and liabilities.
Goodwill is a result of the synergies and cross-selling opportunities that these acquisitions are expected to provide
for us, as well as the expected growth potential.

The majority of the acquired goodwill is deductible for

tax
purposes.
The impact of these acquisitions, individually and in the aggregate, was not considered material to our condensed
consolidated financial statements.
Pro forma financial information since the acquisition date has not been presented because the impact of these
acquisitions was immaterial to our condensed consolidated

financial statements.
2024 Acquisitions
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
The intangible assets acquired consisted of product development of $
204

million, trademarks and tradenames of $
9
million, and in-process research and development of $
8

million.

Weighted average useful lives for these acquired
intangible assets were
9

years,
7

years and indefinite-lived respectively.

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
Pro forma financial information and TriMed’s revenue and earnings since the acquisition date have not been presented because the impact of the TriMed acquisition was immaterial to our condensed consolidated financial
statements.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
15
Other 2024 Acquisitions
During the year ended December 28, 2024, we acquired companies within the Global Distribution and Value-
Added Services and Global Specialty Products segments.

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
60

million of goodwill and $
64

million of intangible assets.

The
intangible assets acquired consisted of customer relationships and lists of

$
33

million, trademarks and tradenames
of $
24

million, product development of $
5

million and non-compete agreements of $
2

million.

Weighted average
useful lives for these acquired intangible assets were
11

years,
7

years,
9

years and
5

years, respectively.
During the three months ended March 29, 2025 we completed the accounting for certain acquisitions that occurred
in the year ended December 28, 2024.

We did not record material adjustments in our condensed consolidated financial statements relating to changes in estimated values of assets acquired, liabilities assumed or contingent
consideration assets and liabilities in respect to these acquisitions.
Goodwill is a result of the synergies and cross-selling opportunities that these acquisitions are expected to provide
for us, as well as the expected growth potential.

The majority of the acquired goodwill is not deductible

for tax
purposes.
Pro forma financial information for our 2024 acquisitions has not been presented because the impact of the
acquisitions was immaterial to our condensed consolidated

financial statements.
Acquisition Costs
During the three months ended March 29, 2025 and March 30, 2024, we incurred

$
2

million and $
2

million in
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

Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
based on Level 3 inputs within the fair value hierarchy, and as of March 29, 2025 and December 28, 2024 was
estimated at $
2,891

million and $
2,536

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

For
transactions accounted for as business combinations, subsequent changes in the estimated fair value of contingent
consideration payments are included in selling, general, and administrative expenses in our condensed consolidated
statements of income

(see
Note 6 – Business Acquisitions
)
.

For transactions involving changes in our ownership in
subsidiaries without a change in our control, subsequent changes in the estimated fair value of contingent
consideration payments are recognized in additional paid-in capital in our condensed consolidated balance sheet.

During the three months ended March 29, 2025, we recognized

contingent consideration related to the acquisition
of noncontrolling interest in a subsidiary of $
83

million and a change in fair value of $
3

million.
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
The components of the change in the fair value of contingent consideration for the three months ended March 29,
2025 and March 30, 2024 are presented in the following table:

March 29, March 30,
2025 2024
Balance, beginning of period

$
30
$
6
Increase in contingent consideration due to business acquisitions and acquisitions of noncontrolling interests in subsidiaries
93
-
Decrease in contingent consideration due to payments
(12)
-
Change in fair value of contingent consideration
1
15
Balance, end of period

$
112
$
21

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
18
The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring
basis classified under the appropriate level of the fair value hierarchy as of

March 29, 2025 and December 28,
2024:

March 29, 2025
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
5
$
-
$
5
Derivative contracts undesignated
-
1
-
1
Total assets

$
-
$
6
$
-
$
6
Liabilities:
Derivative contracts designated as hedges $
-
$
5
$
-
$
5
Derivative contracts undesignated
-
1
-
1
Total return

swap
-
5
-
5
Contingent consideration
-
-
112
112
Total liabilities

$
-
$
11
$
112
$
123
Redeemable noncontrolling interests

$
-
$
-
$
765
$
765
December 28, 2024
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
10
$
-
$
10
Derivative contracts undesignated
-
7
-
7
Total assets

$
-
$
17
$
-
$
17
Liabilities:
Derivative contracts designated as hedges $
-
$
5
$
-
$
5
Derivative contracts undesignated
-
4
-
4
Total return

swap
-
3
-
3
Contingent consideration
-
-
30
30
Total liabilities

$
-
$
12
$
30
$
42
Redeemable noncontrolling interests

$
-
$
-
$
806
$
806

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
19
Note 8 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:

March 29, December 28,
2025 2024
Revolving credit agreement $
200
$
-
Other short-term bank credit lines
667
650
Total $
867
$
650
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

As of March 29, 2025 the interest
rate on this revolving credit facility was
4.25
% plus
1.17
% for a combined rate of
5.42
%.

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

As of March 29,
2025 and December 28, 2024, we had $
200

million and $
0

million in borrowings, respectively, under this revolving
credit facility.

During the three months ended March 29, 2025, the average

outstanding balance under the
Revolving Credit Agreement was approximately $
67

million.

As of March 29, 2025 and December 28, 2024, there
were $
11

million and $
11

million of letters of credit, respectively, provided to third parties under the Revolving
Credit Agreement.
Other Short-Term Bank Credit

Lines
As of March 29, 2025 and December 28, 2024, we had various other short-term bank credit lines available, in
various currencies, with a maximum borrowing capacity of $
786

million and $
790

million, respectively.

As of
March 29, 2025 and December 28, 2024, $
667

million and $
650

million, respectively, were outstanding.

During
the three months ended March 29, 2025, the average outstanding balances under our various other short-term bank
credit lines was approximately $
666

million.

As of March 29, 2025 and December 28, 2024, borrowings under other short-term bank credit lines had weighted average interest rates of
5.17
% and
5.35
%, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
20
Long-term debt
Long-term debt consisted of the following:

March 29, December 28,
2025 2024
Private placement facilities

$
975
$
975
Term loan
702
712
U.S. trade accounts receivable securitization
300
150
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2031 at interest rates
from
0.00
% to
9.42
% at March 29, 2025 and
from
0.00
% to
9.42
% at December 28, 2024
41
43
Finance lease obligations
6
6
Total

2,024
1,886
Less current maturities
(56)
(56)
Total long-term debt

$
1,968
$
1,830
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

March 29, 2025, which have a weighted average
interest rate of
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
5

million from September 2023
through June 2024.

As of March 29, 2025, the borrowings outstanding under this

term loan were $
702

million.

At
March 29, 2025, the interest rate under the Term Credit Agreement was
4.20
% plus
1.60
% for a combined rate of
5.80
%.

As of December 28, 2024, the borrowings outstanding under

this term loan were $
712

million.

At
December 28, 2024, the interest rate under the Term Credit Agreement was
4.45
% plus
1.60
% for a combined rate
of
6.05
%.

However, we have a hedge in place that ultimately creates an effective fixed rate of
5.91
% and
6.04
% at
March 29, 2025 and December 28, 2024, respectively.

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
450

million with
two

banks as agents.
As of March 29, 2025 and December 28, 2024, the borrowings outstanding under this securitization facility were
$
300

million and $
150

million, respectively.

At March 29, 2025, the interest rate on borrowings under

this facility
was based on the
asset-backed commercial paper rate

of
4.49
% plus
0.75
%, for a combined rate of
5.24
%.

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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
22
Note 9 – Income Taxes

For the three months ended March 29, 2025, our effective tax rate was
24.9
% compared to
25.6
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

As of March 29, 2025, the impact of the Pillar Two rules
to our financial statements was immaterial.
The total amount of unrecognized tax benefits, which are included in

“other liabilities” within our condensed
consolidated balance sheets, as of March 29, 2025 and December 28, 2024 was $
109

million and $
108

million,
respectively, of which $
102

million and $
100

million, respectively, would affect the effective tax rate if recognized.

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
examination.
The amount of tax interest expense included as a component of the provision for taxes was $
1

million and $
1
million for the three months ended March 29, 2025 and March 30, 2024,

respectively.

The total amount of accrued
interest is included in other liabilities within our consolidated balance sheets,

and was $
19

million as of March 29,
2025 and $
18

million as of December 28, 2024.

The amount of penalties accrued for during the periods presented was not material to our condensed consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
23
Note 10 – Plans of Restructuring
On August 6, 2024, we committed to a new restructuring plan (the “2024

Plan”) to integrate recent acquisitions,
right-size operations and further increase efficiencies.

During the three months ended March 29, 2025, we recorded
restructuring charges associated with the 2024 Plan of $
25

million, which primarily related to severance and
employee-related costs.

We expect to record restructuring charges associated with the 2024 Plan through the end of
2025; however, an estimate of the amount of these charges has not yet been determined.
On August 1, 2022, we committed to a restructuring plan (the “2022

Plan”) focused on funding the priorities of the
BOLD+1 strategic plan, streamlining operations and other initiatives to increase efficiency.

The 2022 Plan has
been completed as of July 31, 2024.

During the three months ended March 30, 2024, in connection

with our 2022
Plan, we recorded restructuring costs of $
10

million, which primarily related to severance and employee-related costs, accelerated amortization of right-of-use assets and fixed assets,

and other exit costs.

Restructuring costs recorded for the three months ended March 29, 2025 and March 30, 2024, in connection with
the 2024

Plan and 2022 Plan,

respectively, consisted of the following:

Three Months Ended March 29, 2025
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2024 Plan
Severance and employee-related costs $
10
$
5
$
1
$
6
$
22
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
1
-
-
-
1
Exit and other related costs
1
-
1
-
2
Restructuring costs-2024 Plan $
12
$
5
$
2
$
6
$
25
Three Months Ended March 30, 2024
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2022 Plan
Severance and employee-related costs $
4
$
2
$
1
$
-
$
7
Accelerated depreciation and amortization
4
-
-
(3)
1
Exit and other related costs
-
-
-
2
2
Restructuring costs-2022 Plan $
8
$
2
$
1
$
(1)
$
10
The following table summarizes,

by plan year the activity related to the liabilities associated with our restructuring
initiatives under the 2022 Plan and the 2024 Plan for the three months ended March 29, 2025.

The remaining
accrued balance of restructuring costs as of March 29, 2025, which primarily relates to severance and employee-
related costs, is included in accrued expenses: other within our condensed consolidated balance sheets.

Liabilities
related to exited leased facilities are recorded within our current and non-current operating lease liabilities within
our condensed consolidated balance sheets.

2022 Plan 2024 Plan Total
Balance, December 28, 2024

$
12
$
28
$
40
Restructuring costs
-
25
25
Non-cash accelerated depreciation and amortization
-
(1)
(1)
Cash payments and other adjustments

(6)
(16)
(22)
Balance, March 29, 2025

$
6
$
36
$
42

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
24
Note 11 – Legal Proceedings
Henry Schein, Inc. has been named as a defendant in multiple opioid related lawsuits (currently less than one-
hundred (
100
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

On March 19, 2025, the court
granted our motion to dismiss the purported class action filed by San

Miguel Hospital Corporation d/b/a Alta Vista
Regional Hospital,

et al. in the United States District Court for the District of New

Mexico and dismissed all claims
against Henry Schein with prejudice.

Plaintiff has filed a motion to amend the judgment and for leave to file

a
second amended complaint, which is pending.

Twenty

other cases filed by legal guardians of children who were
allegedly exposed to opioids in utero have been voluntarily dismissed.

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
As of March 29, 2025,

we had accrued our best estimate of potential losses relating to claims that were probable to
result in liability and for which we were able to reasonably estimate a loss.

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
Starting with our 2023 plan year, we returned to granting our employees equity-based awards solely in the form of
time-based RSUs (which vest solely based on the recipient’s continued service over time) and performance-based
RSUs (which vest based on achieving specified performance

measurements and the recipient’s continued service
over time).

Our non-employee directors receive equity-based awards solely in the form of time-based RSUs.
Starting with our 2025 plan year, we began granting only time-based RSU awards to our eligible director level
employees.

Our director level time-based RSU awards will vest
50
% on the third anniversary of the grant date with
the remaining
50
% vesting on the fourth anniversary of the grant date.

Stock-based awards issued in the 2025 plan
year to our eligible vice-presidents will be allocated
80
% to time-based RSU awards and
20
% to performance-
based RSU awards.

Our vice-president level time-based awards will vest
50
% on the third anniversary of the grant
date with the remaining
50
% vesting on the fourth anniversary of the grant date.

Our vice-president level
performance-based awards will vest based on achieving specified performance measurements and the recipient’s
continued service over time, primarily with three-year

cliff vesting.
RSUs are stock-based awards granted to recipients with specified vesting provisions.

In the case of RSUs, common
stock is delivered on or following satisfaction of vesting conditions.

We issue RSUs to employees that primarily
vest (i) solely based on the recipient’s continued service over time, primarily with four -year cliff vesting for RSU awards granted prior to 2025 and with vesting upon third and forth anniversary of the grant date for RSU awards
granted in 2025 and/or (ii) based on achieving specified performance measurements and the recipient’s continued
service over time, primarily with three
-year cliff vesting.

RSUs granted to our non-employee directors primarily
include
12
-month cliff vesting.

For the performance-based RSUs and the time-based RSUs with cliff vesting
(issued in 2022-2024 plan years), we recognize the cost as compensation expense on a straight-line basis.

For the
time-based RSUs with graded vesting (issued in the 2025 plan year), we recognize the cost as compensation
expense on an accelerated basis.

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

With respect to the performance-based RSUs granted under our 2024 Stock Incentive Plan, such performance measurement adjustments relate to significant events, including,

without limitation, acquisitions,
divestitures, new business ventures, changes in fair value of contingent consideration (solely with respect to
performance-based RSUs granted in the 2024 and 2025 plan years),

certain capital transactions (including share
repurchases), differences in budgeted average outstanding shares (other than those resulting from capital
transactions referred to above), restructuring costs, amortization expense recorded for acquisition-related intangible
assets, certain litigation settlements or payments, changes in accounting principles or in applicable laws or
regulations, changes in income tax rates in certain markets, foreign exchange fluctuations, the financial impact
either positive or negative, of the difference in projected earnings generated by COVID-19 test kits (solely with
respect to performance-based RSUs granted in the 2023 plan year), intangibles impairment charges, costs related to

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
26

shareholder advisory matters (solely with respect to performance-based

RSUs granted in the 2025 plan year) and
unforeseen events or circumstances affecting us.
Over the performance period, the number of performance-based RSUs that will ultimately vest and be issued and
the related compensation expense is adjusted upward or downward based upon our estimation of achieving such
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

Compensation expense for stock options is recognized on

an accelerated
basis.

We estimate grant date fair value of stock options using the Black-Scholes valuation model.

During the
three months ended March 29, 2025, we did
no
t grant any stock options.

Our condensed consolidated statements of income reflect pre-tax share-based compensation expense of $
5

million
and $
8

million for the three months ended March 29, 2025 and March 30, 2024.
Total unrecognized compensation cost related to unvested awards as of March 29, 2025 was $
107

million, which is
expected to be recognized over a weighted-average period of approximately
3.2

years.
Our condensed consolidated statements of cash flows present our stock-based compensation expense as a
reconciling adjustment between net income and net cash provided by operating activities for all periods presented.

There were no cash benefits associated with tax deductions in excess of recognized compensation for the three
months ended March 29, 2025 and March 30, 2024.
The following table summarizes the stock option activity for the three months ended March 29, 2025:

Stock Options
Weighted Average Weighted Average Aggregate
Exercise
Remaining Contractual

Intrinsic
Shares Price Life (in years)

Value
Outstanding at beginning of period

963,491
$
72.16

Granted

-

-

Exercised

(10,587)
62.71

Forfeited

(4,755)
80.25

Outstanding at end of period

948,149
$
72.22

6.3

$
3
Options exercisable at end of period

942,256
$
72.19

Weighted Average Weighted Average Aggregate
Number of Exercise Remaining Contractual Intrinsic
Options Price Life (in years) Value
Expected to vest
5,893
$
78.26
7.3
$
-

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
27
The following tables summarize the activity of our unvested RSUs for the three months ended March 29, 2025:

Time-Based Restricted Stock Units Performance-Based Restricted Stock Units
Weighted

Weighted

Average

Intrinsic

Average

Intrinsic
Grant Date Fair Value Grant Date Fair Value
Shares/Units Value Per Share Per Share Shares/Units Value Per Share Per Share
Outstanding at beginning of period

1,685,550
$
72.90
389,111
$
75.98
Granted

551,610
75.45
98,068
75.54
Vested

(507,463)
65.50
(13,541)
84.27
Forfeited

(34,518)
77.18
(18,634)
78.77
Outstanding at end of period

1,695,179
$
75.85
$
68.62
455,004
$
75.88
$
68.62
The fair value of time and performance RSUs that vested was $
33

million and $
1

million, respectively, for the three
months ended March 29, 2025; and $
19

million and $
0

million, respectively, for the three months ended March 30,
2024.
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

The components of the change in the redeemable noncontrolling interests for the three months ended March 29, 2025 and March 30, 2024 are presented in the following table:

March 29, March 30,
2025 2024
Balance, beginning of period

$
806
$
864
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(73)
(94)
Net income (loss) attributable to redeemable noncontrolling interests

(2)
2
Distributions declared, net of capital contributions
(2)
(6)
Effect of foreign currency translation gain (loss) attributable to redeemable noncontrolling interests

8
(10)
Change in fair value of redeemable securities

28
42
Balance, end of period

$
765
$
798

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

March 29, December 28,
2025 2024
Attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment

$
(48)
$
(56)
Attributable to noncontrolling interests:
Foreign currency translation adjustment

$
-
$
(1)
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(304)
$
(371)
Unrealized loss from hedging activities

(5)
-
Pension adjustment loss

(8)
(8)
Accumulated other comprehensive loss

$
(317)
$
(379)
Total Accumulated

other comprehensive loss

$
(365)
$
(436)
The following table summarizes the components of comprehensive income, net of applicable taxes as of:

Three Months Ended
March 29, March 30,
2025 2024
Net income

$
113
$
98
Foreign currency translation gain (loss)
76
(54)
Tax effect

-
-
Foreign currency translation gain (loss)
76
(54)
Unrealized gain (loss) from hedging activities

(6)
15
Tax effect

1
(4)
Unrealized gain (loss) from hedging activities

(5)
11
Pension adjustment gain
1
-
Tax effect

(1)
-
Pension adjustment gain
-
-
Comprehensive income

$
184
$
55
Our financial statements are denominated in U.S. Dollars.

Fluctuations in the value of foreign currencies as
compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The foreign currency
translation gain (loss) during the three months ended March 29, 2025 and three months ended March 30, 2024 was
primarily due to changes in foreign currency exchange rates of the Brazilian

Real, British Pound, Euro, New
Zealand Dollar, Australian Dollar, Swiss Franc, and Canadian Dollar.
The hedging gain (loss) during the three months ended March 29, 2025, and

March 30, 2024 was attributable to a
net investment hedge.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
29
The following table summarizes our total comprehensive income, net of applicable taxes as follows:

Three Months Ended
March 29, March 30,
2025 2024
Comprehensive income attributable to
Henry Schein, Inc.

$
172
$
60
Comprehensive income attributable to
noncontrolling interests

6
3
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests

6
(8)
Comprehensive income

$
184
$
55
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

Three Months Ended
March 29, March 30,
2025 2024
Basic

123,776,073
128,720,661
Effect of dilutive securities:
Stock options and restricted stock units

1,072,148
1,048,919
Diluted

124,848,221
129,769,580
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:

Three Months Ended
March 29, March 30,
2025 2024
Stock options
402,268
419,139
Restricted stock units
200,568
245,667
Total anti-dilutive

securities excluded from earnings per share computation
602,836
664,806
Note 16 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Three Months Ended
March 29, March 30,
2025 2024
Interest $
32
$
26
Income taxes
18
21
For the three months ended March 29, 2025 and March 30, 2024, we had $
(6)

million and $

million of non-cash
net unrealized gains (losses) related to hedging activities, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
30
Note 17 – Related Party Transactions
During 2018, we entered into a joint venture with Internet Brands to create Henry

Schein One, LLC.

Internet
Brands initially held a
26
% noncontrolling interest, which has since increased to a
33.6
% noncontrolling interest in
Henry Schein One, LLC, and a freestanding and separately exercisable right to put its noncontrolling interest to
Henry Schein, Inc. for fair value following the fifth anniversary of the effective date of the formation of the joint
venture.

On January 29, 2025, Henry Schein, Inc. signed a Memorandum of Understanding with Internet Brands to
extend the time-based trigger for the exercise of our call option to July 1, 2032 and to pause the exercise by Internet
Brands of its put option for a period of
four years
, to January 29, 2029.
In connection with the formation of Henry Schein One, LLC, we entered into a
ten-year

royalty agreement with
Internet Brands whereby we will pay Internet Brands approximately $
31

million annually for the use of their
intellectual property.

During the three months ended March 29, 2025 and March

30, 2024, we recorded $
8

million
and $
8

million, respectively, within selling, general and administrative in our condensed consolidated statements of income, in connection with costs related to this royalty agreement.

As of March 29, 2025 and December 28, 2024,
Henry Schein One, LLC had a net payable balance to Internet Brands of $
2

million and $
1

million, respectively,
comprised of amounts related to results of operations and the royalty agreement.

The components of this payable
are recorded within accrued expenses: other within our condensed consolidated balance sheets.
We have interests in entities that we account for under the equity accounting method.

In our normal course of
business, during the three months ended March 29, 2025 and March 30, 2024, we recorded net sales of $
13

million
and $
12

million respectively, to such entities.

During the three months ended March 29, 2025 and March 30,

2024,
we purchased $
2

million and $
3

million respectively, from such entities.

At March 29, 2025 and December 28,
2024, we had an aggregate $
30

million and $
31

million, respectively, due from our equity affiliates, and $
6

million
and $
6

million, respectively, due to our equity affiliates.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

These
leases are classified as operating leases and have a remaining lease term ranging from less than
a

year to
approximately
12 years
.

As of March 29, 2025, current and non-current liabilities

associated with related party
operating leases were $
5

million and $
20

million, respectively.

At March 29, 2025, related party leases represented
6.8
% and
7.8
% of the total current and non-current operating lease liabilities, respectively.

At December 28, 2024,
current and non-current liabilities associated with related party operating leases were $
5

million and $
23

million,
respectively.

At December 28, 2024, related party leases represented
7.6
% and
7.8
% of the total current and non-
current operating lease liabilities, respectively.
Note 18 – KKR Investment

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
investment of $
250

million, at approximately $
76.10

per share.

Consummation of these transactions is subject to
customary closing conditions, including certain foreign regulatory approvals.

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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results
include, but are not limited to: our dependence on third parties for the manufacture and supply of our products and
where we manufacture products, our dependence on third parties for raw materials or purchased components; risks
relating to the achievement of our strategic growth objectives; risks related to the Strategic Partnership Agreement
with KKR Hawaii Aggregator L.P. entered into in January 2025; our ability to develop or acquire and maintain and protect new products (particularly technology products) and services and utilize new technologies that achieve
market acceptance with acceptable margins; transitional challenges associated with acquisitions, dispositions and
joint ventures, including the failure to achieve anticipated synergies/benefits, as well as significant demands on our
operations, information systems, legal, regulatory, compliance, financial and human resources functions in connection with acquisitions, dispositions and joint ventures; certain provisions in our governing documents that
may discourage third-party acquisitions of us; adverse changes in supplier rebates or other purchasing incentives;
risks related to the sale of corporate brand products; risks related to activist investors; security risks associated with
our information systems and technology products and services, such as cyberattacks or other privacy or data
security breaches (including the October 2023 incident); effects of a highly competitive

(including, without
limitation, competition from third-party online commerce sites) and consolidating market; changes in the health
care industry; risks from expansion of customer purchasing power and multi-tiered costing structures; increases in
shipping costs for our products or other service issues with our third-party shippers,

and increases in fuel and
energy costs; changes in laws and policies governing manufacturing, development and investment in territories and
countries where we do business; general global and domestic macro-economic and political conditions, including
inflation, deflation, recession, unemployment (and corresponding increase in under-insured populations), consumer
confidence, sovereign debt levels, ongoing wars, fluctuations in energy pricing and the value of the U.S. dollar as
compared to foreign currencies, changes to other economic indicators and international trade agreements; the threat
or outbreak of war, terrorism or public unrest (including, without limitation, the war in Ukraine,

the Israel-Gaza war
and other unrest and threats in the Middle East and the possibility of a wider

European or global conflict); changes
to laws and policies governing foreign trade, tariffs and sanctions, including the current imposition of additional
new tariffs by the U.S. on numerous countries, retaliatory tariffs and potential for additional retaliatory tariffs;
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
During the three months ended March 30, 2024, we had a sales decrease in our dental and medical distribution
businesses, which we believe was primarily a result of lower sales to episodic customers following the cyber
incident.
During the three months ended March 29, 2025, we did not incur any expenses directly related to the cyber
incident.

During the three months ended March 30, 2024, we incurred

$5 million of expenses directly related to the
cyber incident, mostly consisting of professional fees.

We maintain cyber insurance, subject to certain retentions
and policy limitations.

With respect to the October 2023 cyber incident, we have a $60 million insurance policy, following a $5 million retention.

During the three months ended March 30, 2024, we did not

receive any insurance

proceeds.

During the three months ended March 29, 2025 we received

insurance proceeds of $20 million under this
policy, representing the remaining insurance recovery of losses related to the cyber incident.

The expenses and
insurance recoveries related to the cyber incident are included in the selling, general and administrative line in our
condensed consolidated statements of income.
Tariffs and Related Economic Conditions

The U.S. has adopted new and increased tariffs on imports from countries, subject to evolving exemptions, with
additional tariff increases proposed but currently on pause.

Some countries have imposed retaliatory tariffs and
other restrictions on imports from the U.S.

These developments, and anticipated future developments, have created
a volatile environment for global trade.

The tariffs did not have a material impact on our results of operations in the first quarter of this fiscal year.

It is
unclear whether, or the extent to which, the proposed tariffs on numerous countries that are incrementally higher than those in place today will take effect, the exceptions that may apply, and their timing.

Executive-Level Overview
Henry Schein, Inc. is a solutions company for health care professionals powered by a network of people and
technology.

We believe we are the world’s largest provider of health care products and services primarily to office-
based dental and medical practitioners, as well as alternate sites of care.

We serve more than one million customers
worldwide including dental practitioners, laboratories, physician practices and ambulatory surgery centers, as well
as government, institutional health care clinics, home health providers, and other alternate care clinics.

We believe
that we have a strong brand identity due to our more than 93 years of experience distributing health care products.
We are headquartered in Melville, New York, employ more than 25,000 people (of which approximately 13,000 are based outside of the United States) and have operations or affiliates in 33 countries and territories.

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
supply for our customers’ needs.
As a distributor, we market and sell branded products as well as our own corporate brand portfolio of cost-effective,
high-quality consumable merchandise products.

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

Specifically, One Schein provides customers with streamlined access to our comprehensive offering of national brand products, corporate brand products and proprietary specialty products and solutions (including
implant, orthodontic and endodontic products).

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
According to the U.S. Census Bureau’s International Database, between 2025 and 2035, the 45 and older population is expected to grow by approximately 10%.

Between 2025 and 2045, this age group is expected to grow
by approximately 17%.

This compares with expected total U.S. population growth

rates of approximately 4%
between 2025 and 2035 and approximately 6% between 2025 and 2045.

According to the U.S. Census Bureau’s International Database, in 2025 there are approximately seven million
Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care
services.

By the year 2050, that number is projected to increase to approximately

17 million.

The population aged
65 to 84 years is projected to increase by approximately 15% during the same period.
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
We
believe similar demographic changes are also occurring in other markets we serve outside the U.S.
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

Report on Form 10-K for the
fiscal year ended December 28, 2024, filed with the SEC on February

25, 2025.
Results of Operations
The following tables summarize the significant components of our operating results and cash flows for the three
months ended March 29, 2025 and March 30, 2024 (in millions):
Three Months Ended
March 29, March 30,
2025 2024
Operating results:
Net sales

$ 3,168 $ 3,172
Cost of sales

2,168 2,160
Gross profit

1,000 1,012
Operating expenses:
Selling, general and administrative

738 791
Depreciation and amortization 62 61
Restructuring costs

25 10
Operating income $ 175 $ 150
Other expense, net

$ (30) $ (23)
Income taxes (35) (32)
Net income 113 98
Net income attributable to Henry Schein, Inc.

110 93
Three Months Ended
March 29, March 30,
2025 2024
Cash flows:

Net cash provided by operating activities $ 37 $ 197
Net cash used in investing activities (99) (72)
Net cash provided by (used in) financing activities 89 (151)
Plans of Restructuring
On August 6, 2024, we committed to a new restructuring plan (the “2024

Plan”) to integrate recent acquisitions,
right-size operations and further increase efficiencies.

During the three months ended March 29, 2025, we recorded
restructuring charges associated with the 2024 Plan of $25 million, which primarily related to severance and
employee-related costs.

We expect to record restructuring charges associated with the 2024 Plan through the end of
2025; however, an estimate of the amount of these charges has not yet been determined.
On August 1, 2022, we committed to a restructuring plan (the “2022

Plan”) focused on funding the priorities of the
BOLD+1 strategic plan, streamlining operations and other initiatives to increase efficiency.

The 2022 Plan has
been completed as of July 31, 2024.

During the three months ended March 30, 2024, in connection

with our 2022
Plan, we recorded restructuring costs of $10 million, which primarily related to severance and employee-related
costs, accelerated amortization of right-of-use assets and

fixed assets, and other exit costs.

Three Months Ended March 29, 2025 Compared to Three Months Ended March 30, 2024
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
March 29, % of March 30, % of Increase / (Decrease)
2025 Total 2024 Total $ %
Global Distribution and Value

-Added Services
Global Dental merchandise (1) $ 1,185 37.4% $ 1,210 38.1% $ (25) (2.1) %
Global Dental equipment (2) 384 12.1 402 12.7 (18) (4.5)
Global Value

-added services
(3) 52 1.7 56 1.8 (4) (8.1)
Global Dental 1,621 51.2 1,668 52.6 (47) (2.9)
Global Medical (4) 1,055 33.3 1,025 32.3 30 2.9
Total Global Distribution and Value

-Added Services
2,676 84.5 2,693 84.9 (17) (0.7)
Global Specialty Products (5) 367 11.6 360 11.3 7 2.0
Global Technology (6) 162 5.1 157 5.0 5 2.9
Eliminations (37) (1.2) (38) (1.2) 1 n/a
Total

$ 3,168 100.0 $ 3,172 100.0 $ (4) (0.1)
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
The components of our sales growth/(decline) were as follows:
Constant Currency
Growth/(Decline)
Total Constant

Currency
Growth/(Decline)
Foreign
Exchange
Impact
Total Sales
Growth/
(Decline)
Local Internal
Growth/(Decline)
Acquisition
Growth
Global Distribution and Value

-Added Services
Global Dental Merchandise - % 0.4% 0.4% (2.5) % (2.1) %
Global Dental Equipment (3.2) 0.8 (2.4) (2.1) (4.5)
Global Value

-added services
(14.4) 7.2 (7.2) (0.9) (8.1)
Global Dental (1.3) 0.8 (0.5) (2.4) (2.9)
Global Medical 1.8 1.2 3.0 (0.1) 2.9
Total Global Distribution and Value

-Added Services
(0.1) 0.9 0.8 (1.5) (0.7)
Global Specialty Products

0.3 4.0 4.3 (2.3) 2.0
Global Technology 3.4 - 3.4 (0.5) 2.9
Total 0.2 1.2 1.4 (1.5) (0.1)

Global Sales
Global net sales for the three months ended March 29, 2025 decreased 0.1%.

Foreign exchange resulted in a 1.5%
decrease in sales growth,

partially offset by 1.2% acquisition sales growth.

The components of our sales decrease
are presented in the table above.
The 0.2% increase in our internally generated local currency sales was primarily attributable to lower sales of PPE
products and COVID-19 test kits, and the impact of the deferral of sales of

U.S. dental equipment from the fourth
quarter of 2023 into the first quarter of 2024 as a result of the cyber incident,

partially offset by dental merchandise
and equipment sales growth in certain of our international markets,

and medical sales growth attributable to
increased patient traffic and growth of our Home Solutions business.

For the three months ended March 29, 2025,
the estimated increase in internally generated local currency sales, excluding

PPE products and COVID-19 test kits,
was 0.7%.
Global Distribution and Value-Added Services Sales
Global Distribution and Value-Added Services net sales for the three months ended March 29, 2025 decreased
0.7%.

The components of our sales decrease are presented in

the table above.

The 1.3% decrease in internally generated local currency dental sales was primarily due to lower sales of PPE
products and the impact of the deferral of sales of U.S. dental equipment from the fourth quarter of 2023 into the
first quarter of 2024 as a result of the cyber incident.

The decrease was partially offset by dental merchandise and
equipment sales growth in certain of our international markets.
The 1.8% increase in internally generated local currency medical sales was attributable to increased patient traffic
and growth of our Home Solutions business,

partially offset by lower sales of PPE products and COVID-19 test kits.
The decrease in internally generated local currency value-added services sales was attributable primarily to lower
sales in our practice transitions business,

which can fluctuate from quarter to quarter.
We estimate that sales of PPE products and COVID-19 test kits were approximately $163 million for the three
months ended March 29, 2025,

as compared to $180 million for the three months ended March

30, 2024,
representing an estimated decrease of $17 million.

The estimated $17 million net decrease in sales of PPE products and COVID-19 test kits represents 0.6% of Global Distribution and Value-Added Services net sales for the three months ended March 29, 2025, and was primarily due to lower glove prices.

The estimated increase in the
segment’s internally generated local currency sales, excluding PPE products and COVID-19 test kits, was

0.5%.
Global Specialty Products
Global Specialty Products net sales for the three months ended March

29, 2025 increased 2.0%.

The components
of our sales increase are presented in the table above.
The 0.3% increase in internally generated local currency sales was attributable to growth in our implant and
biomaterial businesses in certain of our international markets, partially offset by a decline in endodontic and
orthodontic sales globally and implant sales in the United States.

The increase in constant currency Global
Specialty Products sales was also attributable to the acquisition of TriMed Inc. during the year ended

December 28,
2024.

Global Technology
Global Technology net sales for the three months ended March 29, 2025 increased 2.9%.

The components of sales
growth are presented in the table above.
The internally generated local currency increase of 3.4% in Global Technology sales was primarily attributable to a continued increase in the number of cloud-based users of our practice management software and an increase in
revenue cycle management solutions, partially offset by lower revenues of certain legacy products.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
March 29, Gross March 30, Gross Increase / (Decrease)
2025 Margin % 2024 Margin % $ %
Global Distribution and Value

-Added Services
$ 681 25.4% $ 707 26.2% $ (26) (3.7) %
Global Specialty Products 206 56.0 199 55.1 7 3.7
Global Technology 110 67.9 106 67.2 4 4.0
Corporate 3 n/a - n/a 3 n/a
Total

$ 1,000 31.6 $ 1,012 31.9 $ (12) (1.2)
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
lower volumes.

The decrease in Global Distribution and Value-Added Services gross profit for the three months ended March 29,
2025 compared to the prior-year-period is due to lower sales of dental equipment in the U.S.,

lower sales in our
practice transitions business and lower gross margins of our dental merchandise products.

The increase in Global Specialty Products gross profit reflects increased internally generated sales volume and
gross profit from acquisitions.

The increase in gross margin rates was due to product mix.

The increase in Global Technology gross profit is the result of higher internally generated sales, and improved gross margin rates.

Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring costs) by segment were as follows:
% of % of
March 29, Respective March 30, Respective Increase / (Decrease)
2025 Net Sales 2024 Net Sales $ %
Global Distribution and Value

-Added Services
$ 514 19.2% $ 536 19.9% $ (22) (4.1) %
Global Specialty Products 150 40.7 156 43.2 (6) (3.9)
Global Technology 68 42.1 72 45.8 (4) (5.4)
Corporate 38 n/a 22 n/a 16 n/a
770 24.3 786 24.8 (16) (2.1)
Adjustments (1) 55 n/a 76 n/a (21) n/a
Total operating expenses $ 825 26.0 $ 862 27.2 $ (37) (4.4)
(1)
Adjustments represent items excluded from segment operating income to enable comparison of financial
results between periods.

These items may vary independently of business performance.

Please see
Note 5
– Segment Data
.

These adjustments (current quarter vs. prior quarter) consist of

(i) acquisition intangible
amortization ($43 million vs. $46 million), (ii) restructuring costs ($25 million

vs. $10 million), (iii)
changes in contingent consideration ($(2) million vs. $15 million),

(iv) cyber incident third-party advisory
expenses, net of insurance proceeds ($(20) million net proceeds vs. $5 million net expenses), (v)
impairment of intangible assets ($1 million vs. $0 million), and (vi)

costs associated with shareholder
advisory matters ($8 million vs. $0 million).

The net decrease in operating expenses is attributable to the following:
Operating Costs
(excluding
acquisitions) Acquisitions Adjustments Total
Global Distribution and Value

-Added Services
$ (28) $ 6 $ - $ (22)
Global Specialty Products (4) (2) - (6)
Global Technology (4) - - (4)
Corporate 16 - - 16
(20) 4 - (16)
Adjustments - - (21) (21)
Total operating expenses $ (20) $ 4 $ (21) $ (37)
The components of the net decrease in total operating expenses are presented in the table above.

The decrease in
operating costs (excluding acquisitions) during the three months ended

March 29, 2025 included cost savings from
our restructuring activities, certain changes in estimates and other operating cost efficiencies, partially offset by an
increase in Corporate costs related to investments in technology, higher corporate administrative fees, as well as a return to historical levels of compensation.
Other Expense, Net
Other expense, net was as follows:
March 29, March 30, Variance
2025 2024 $ %
Interest income

$ 6 $ 5 $ 1 13.6%
Interest expense

(35) (30) (5) (15.5)
Other, net

(1) 2 (3) (146.1)
Other expense, net

$ (30) $ (23) $ (7) (31.2)

Interest income increased primarily due to increased late fee income.

Interest expense increased primarily due to
increased borrowings, partially offset by lower interest rates.
Income Taxes
Our effective tax rate was 24.9% for the three months ended March 29, 2025, compared to 25.6%

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

As of March 29, 2025, the impact of the Pillar Two rules
to our financial statements was immaterial.

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
Net cash provided by operating activities was $37 million for the three months ended March 29, 2025, compared to
net cash provided by operating activities of $197 million for the prior year.

The net change of $160 million was
primarily attributable to changes in working capital accounts (primarily accounts receivable, inventory, and
accounts payable and accrued expenses).

Our operating cash flows during the three months ended March

30, 2024
were affected by the residual impacts of the 2023 cyber incident and included a higher-than-normal level of cash
collections.

Our cash collections normalized during the three months ended

March 29, 2025.
Net cash used in investing activities was $99 million for the three months ended March 29, 2025, compared to net
cash used in investing activities of $72 million for the prior year.

The net change of $27 million was primarily
attributable to increased payments for equity investments and business acquisitions.
Net cash provided by financing activities was $89 million for the three months ended March 29, 2025, compared to
net cash used in financing activities of $151 million for the prior year.

The net change of $240 million was
primarily due to increased net borrowings from debt to finance our investments,

partially offset by increased
repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources:
March 29, December 28,
2025 2024
Cash and cash equivalents

$ 127 $ 122
Working

capital

(1)
1,120 1,180
Debt:
Bank credit lines

$ 867 $ 650
Current maturities of long-term debt

56 56
Long-term debt

1,968 1,830
Total debt

$ 2,891 $ 2,536
Leases:
Current operating lease liabilities $ 77 $ 75
Non-current operating lease liabilities 256 259
(1)

Includes $471 million and $241 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at March 29, 2025 and December 28, 2024, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations decreased to 44.1 days as of March 29, 2025 from
50.4 days as of March 30, 2024, which was primarily attributable to impact that the cyber incident had on the cash
collections during the three months ended March 30, 2024.

During the three months ended March 29, 2025, we
wrote off approximately $2 million of fully reserved accounts receivable against our trade receivable reserve.

Our
inventory turns from operations decreased to 4.8 as of March 29, 2025 from 4.9 as of March 30, 2024.

Our
working capital accounts may be impacted by current and future economic conditions.
Leases
We
have operating and finance leases for corporate offices, office space, distribution and other facilities,

vehicles
and certain equipment.

Our leases have remaining terms of less than one year to approximately

16 years, some of
which may include options to extend the leases for up to 15 years.

As of March 29, 2025, our right-of-use assets
related to operating leases were $294 million and our current and non-current operating lease liabilities were $77
million and $256 million, respectively.
Stock Repurchases
On January 27, 2025, our Board of Directors authorized the repurchase of up to an additional $500 million in shares
of our common stock.
From March 3, 2003 through March 29, 2025, we repurchased $5.3 billion,

or 98,069,939 shares, under our
common stock repurchase programs, with $718 million available as of March 29, 2025 for future common stock
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

As of March 29, 2025 and December 28, 2024, our balance

for
redeemable noncontrolling interests was $765 million and $806 million,

respectively.

Please see
Note 13 –
Redeemable Noncontrolling Interests

for further information.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in Item
7 of our Annual Report on Form 10-K for the year ended December 28, 2024.
Accounting Standards Update
For a discussion of accounting standards updates that have been adopted or will be adopted, see
Note 2 - Significant
Accounting Policies and Recently Issued Accounting Standards

of the Notes to the Condensed Consolidated
Financial Statements included under Item 1.
ITEM 3.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual
Report on Form 10-K for the year ended December 28, 2024.
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

29, 2025, to ensure that all
material information required to be disclosed by us in reports that we file or submit under the Exchange Act is
accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and
that all such information is recorded, processed, summarized and reported within the time periods specified in the
SEC’s rules and forms, and the rules of the Nasdaq stock exchange.
Changes in Internal Control over Financial Reporting
The combination of acquisitions and continued acquisition integrations undertaken during the quarter ended March
29, 2025, and carried over from prior quarters when considered in the aggregate,

does not represent a material
change in our internal control over financial reporting.
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
Form 10-K for the year ended December 28, 2024.
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
As of March 29, 2025, we had repurchased approximately $5.3 billion of common stock (98,069,939 shares) under
these initiatives, with $718 million available for future common stock share repurchases.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended March 29, 2025:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
12/29/2024 through 2/1/2025 -
$
- - 10,999,064
2/2/2025 through 3/1/2025 450,000 72.99 450,000 11,737,257
3/2/2025 through 3/29/2025 1,805,485 71.23 1,805,485 10,470,368
2,255,485 2,255,485
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

ITEM 5.

OTHER INFORMATION
On May 3, 2025, the Compensation Committee approved the amendment and restatement of the Henry Schein, Inc.
Incentive Plan (the “HSIP”), effective as of January 1, 2025.

The HSIP is our annual incentive-based cash bonus
plan, which was amended and restated to incorporate the following key changes:

• Administration of the HSIP
.

The HSIP was amended to clarify that administration of the HSIP for
participants who are not executive officers will be overseen by the Chief Executive

Officer, Chief Financial
Officer or other appropriate member of the Executive Management Committee of the Company (or in each
case, their designated delegates).

Administration of the HSIP for executive officers continues to be overseen by the Compensation Committee.

The amendment and restatement also clarifies that the
administration of the HSIP for our affiliates will be overseen by such affiliate’s governance body, such as its board of directors or compensation committee.
• Participation in Multiple Bonus plans
.

The HSIP was amended to clarify that our employees may not
participate in more than one annual incentive-based cash bonus plan at the same time, unless approved by
an authorized officer or, with respect to executive officers, by the Compensation Committee.
• Conduct of Participants
.

The HSIP was amended to explicitly state that, in achieving goals under the
HSIP,

participants are expected to conduct business ethically, with a high level of integrity and in compliance with laws, regulations and our policies (including internal controls over financial reporting).
In addition, we adopted certain other minor clarifying amendments to the HSIP.
The foregoing summary of the amendment and restatement of the HSIP does not purport to be complete and is
subject to, and qualified in its entirety by, the full text of the HSIP, which is attached as Exhibit 10.4 and incorporated herein by reference.

ITEM 6.

EXHIBITS
10.1
Letter Agreement on Voting Commitment by and between us and KKR Hawaii
Aggregator L.P. (Incorporated by reference to Exhibit 10.1 to our Current
Report on Form 8-K filed on April 9, 2025.)
10.2
Henry Schein, Inc. Executive Severance Plan (Incorporated by reference to
Exhibit 10.1 to our Current Report on Form 8-K filed on April 15, 2025.)**
10.3
Amended and Restated Henry Schein, Inc. Executive Change in Control Plan
(Ronald N. South) (Incorporated by reference to Exhibit 10.2 to our Current
Report on Form 8-K filed on April 15, 2025.)**
10.4
Henry Schein, Inc. Incentive Plan and Plan Summary, effective as of January 1,
2025**+
10.5
Letter Agreement to Remove Voting Commitment by and between us and KKR
Hawaii Aggregator L.P. (Incorporated by reference to Exhibit 10.1 to our
Current Report on Form 8-K filed on May 2, 2025).
31.1
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
99.1
Letter Agreement on Share Repurchases by and between us and KKR Hawaii
Aggregator L.P.+
99.2
Form of 2025 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2024 Stock Incentive Plan (as
amended and restated on May 21, 2024).**+
99.3
Form of 2025 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2024 Stock
Incentive Plan (as amended and restated on May 21, 2024).**+
101.INS
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended March 29, 2025, formatted in Inline XBRL (included within
Exhibit 101 attachments).+
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
Dated: May 5, 2025