Form 10-Q
period 2025-06-28
HENRY SCHEIN INC
filed 2025-08-05
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly

period ended
June 28, 2025
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
Yes
☐

No
☒

As of July 28, 2025, there were
121,268,398

shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
as of June 28, 2025 and December 28, 2024
3
Condensed Consolidated Statements of Income
for the three and six months ended
June 28, 2025 and June 29, 2024
4
Condensed Consolidated Statements of Comprehensive Income
for the
three and six months ended June 28, 2025 and June 29, 2024
5
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the three months ended
June 28, 2025 and June 29, 2024
6
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the six months ended
June 28, 2025 and June 29, 2024
7
Condensed Consolidated Statements of Cash Flows
for the six months ended
June 28, 2025 and June 29, 2024

8
Notes to Condensed Consolidated Financial Statements
9
Note 1 – Basis of Presentation
9
Note 2 – Significant Accounting Policies and Recently
Issued Accounting Standards
10
Note 3 – Cyber Incident
10
Note 4 – Net Sales from Contracts with Customers
11
Note 5 – Segment Data
12
Note 6 – Business Acquisitions
15
Note 7 – Fair Value Measurements
18
Note 8 – Debt
21
Note 9 – Income Taxes
24
Note 10 – Plans of Restructuring
25
Note 11 – Legal Proceedings
27
Note 12 – Stock-Based Compensation
28
Note 13 – Redeemable Noncontrolling Interests
31
Note 14 – Comprehensive Income
31
Note 15 – Earnings Per Share
33
Note 16 – Supplemental Cash Flow Information
33
Note 17 – Related Party Transactions
34
Note 18 – KKR Investment and Accelerated Share Repurchase Program

35
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
36
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
55
ITEM 4.
Controls and Procedures
55
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
56
ITEM 1A.
Risk Factors
56
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
56
ITEM 5.
Other Information
57
ITEM 6.
Exhibits
58
Signature
59

See accompanying notes.

PART

I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions,

except share data)
June 28, December 28,
2025 2024
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents

$
145
$
122
Accounts receivable, net of allowance for credit losses of $
86

and $
78

(1)
1,645
1,482
Inventories, net
1,908
1,810
Prepaid expenses and other

545
569
Total current assets

4,243
3,983
Property and equipment, net

587
531
Operating lease right-of-use assets
300
293
Goodwill

4,085
3,887
Other intangibles, net

1,041
1,023
Investments and other
650
501
Total assets

$
10,906
$
10,218
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable

$
918
$
962
Bank credit lines

901
650
Current maturities of long-term debt

27
56
Operating lease liabilities
81
75
Accrued expenses:
Payroll and related

285
303
Taxes

170
139
Other

625
618
Total current liabilities

3,007
2,803
Long-term debt (1)
2,090
1,830
Deferred income taxes

147
102
Operating lease liabilities
259
259
Other liabilities

504
387
Total liabilities

6,007
5,381
Redeemable noncontrolling interests

811
806
Commitments and contingencies

(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
121,895,045

outstanding on June 28, 2025 and
124,155,884

outstanding on December 28, 2024
1
1
Additional paid-in capital
186
-
Retained earnings

3,485
3,771
Accumulated other comprehensive loss

(227)
(379)
Total Henry Schein, Inc. stockholders' equity
3,445
3,393
Noncontrolling interests
643
638
Total stockholders' equity

4,088
4,031
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
10,906
$
10,218
(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”).

At June 28, 2025 and December 28,
2024, includes trade accounts receivable of $
440

million and $
241

million, respectively, and long-term debt of $
330

million and
$
150

million, respectively.

See
Note 1 – Basis of Presentation

for further information.

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME
(in millions,

except share and per share data)
(unaudited)
Three Months Ended Six Months Ended
June 28, June 29, June 28, June 29,
2025 2024 2025 2024
Net sales

$
3,240
$
3,136
$
6,408
$
6,308
Cost of sales

2,224
2,118
4,392
4,278
Gross profit

1,016
1,018
2,016
2,030
Operating expenses:

Selling, general and administrative

778
781
1,516
1,572
Depreciation and amortization
64
63
126
124
Restructuring costs

23
15
48
25
Operating income

151
159
326
309
Other income (expense):

Interest income

9
6
15
11
Interest expense

(38)
(32)
(73)
(62)
Other, net

(1)
(1)
(2)
1
Income before taxes, equity in earnings of affiliates and
noncontrolling interests
121
132
266
259
Income taxes

(31)
(33)
(66)
(65)
Equity in earnings of affiliates, net of tax

4
6
7
9
Net income

94
105
207
203
Less: Net income attributable to noncontrolling interests

(8)
(1)
(11)
(6)
Net income attributable to Henry Schein, Inc.

$
86
$
104
$
196
$
197
Earnings per share attributable to Henry Schein, Inc.:

Basic

$
0.71
$
0.81
$
1.59
$
1.53
Diluted

$
0.70
$
0.80
$
1.58
$
1.52
Weighted-average common

shares outstanding:

Basic

121,927,867
127,784,380
122,852,702
128,252,628
Diluted

122,636,948
128,646,506
123,739,381
129,206,780

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(in millions)

(unaudited)
Three Months Ended Six Months Ended
June 28, June 29, June 28, June 29,
2025 2024 2025 2024
Net income $
94
$
105
$
207
$
203
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)
133
(62)
209
(116)
Unrealized gain (loss) from hedging activities

(21)
4
(26)
15
Other comprehensive income (loss), net of tax
112
(58)
183
(101)
Comprehensive income

206
47
390
102
Comprehensive income attributable to noncontrolling interests:

Net income
(8)
(1)
(11)
(6)
Foreign currency translation loss (gain)
(22)
5
(31)
15
Comprehensive loss (income) attributable to noncontrolling
interests

(30)
4
(42)
9
Comprehensive income attributable to Henry Schein, Inc.

$
176
$
51
$
348
$
111

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF CHANGES IN

STOCKHOLDERS’ EQUITY
(in millions, except share data)
(unaudited)
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, March 29, 2025
122,243,683
$
1
$
-
$
3,626
$
(317)
$
644
$
3,954
Net income (excluding $
1

attributable to Redeemable
noncontrolling interests) - - -
86
-
7
93
Foreign currency translation gain (excluding gain of $
21
attributable to Redeemable noncontrolling interests) - - - -
111
1
112
Unrealized loss from hedging activities,
net of tax benefit of $
8
- - - -
(21)
-
(21)
Distributions to noncontrolling shareholders - - - - -
(7)
(7)
Purchase of noncontrolling interests - -
(1)
- -
(1)
(2)
Change in fair value of redeemable securities - -
(10)
- - -
(10)
Noncontrolling interests and adjustments related to
business acquisitions and contingent consideration - - - - -
(1)
(1)
Issuance of common stock
3,285,151
-
250
- - -
250
Repurchase and retirement of common stock
(3,657,832)
-
(61)
(227)
- -
(288)
Stock issued upon exercise of stock options
3,741
- - - - - -
Stock-based compensation expense
26,096
-
11
- - -
11
Shares withheld for payroll taxes
(5,807)
-
(3)
- - -
(3)
Settlement of stock-based compensation awards
13
- - - - - -
Balance, June 28, 2025
121,895,045
$
1
$
186
$
3,485
$
(227)
$
643
$
4,088
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

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF CHANGES IN

STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 28, 2024
124,155,884
$
1
$
-
$
3,771
$
(379)
$
638
$
4,031
Net income (excluding loss of $
1

attributable to Redeemable
noncontrolling interests)

- - -
196
-
12
208
Foreign currency translation gain (excluding gain of $
29
attributable to Redeemable noncontrolling interests) - - - -
178
2
180
Unrealized loss from hedging activities,
net of tax benefit of $
9
- - - -
(26)
-
(26)
Pension adjustment gain, net of tax of $
1
- - - - - - -
Distributions to noncontrolling shareholders - - - - -
(7)
(7)
Purchase of noncontrolling interests - -
(1)
- -
(1)
(2)
Change in fair value of redeemable securities

- -
(38)
- - -
(38)
Noncontrolling interests and adjustments related to
business acquisitions and contingent consideration - -
(60)
- -
(1)
(61)
Issuance of common stock
3,285,151
-
250
- - -
250
Repurchase and retirement of common stock

(5,913,317)
-
(82)
(368)
- -
(450)
Stock issued upon exercise of stock options

14,092
-
1
- - -
1
Stock-based compensation expense
546,481
-
16
- - -
16
Shares withheld for payroll taxes

(193,300)
-
(14)
- - -
(14)
Settlement of stock-based compensation awards
54
- - - - - -
Transfer of charges in excess of

capital
- -
114
(114)
- - -
Balance, June 28, 2025
121,895,045
$
1
$
186
$
3,485
$
(227)
$
643
$
4,088
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)

Interests
Equity
Balance, December 30, 2023
129,247,765
$
1
$
-
$
3,860
$
(206)
$
634
$
4,289
Net income (excluding loss of $
1

attributable to
noncontrolling interests)

- - -
197
-
7
204
Foreign currency translation gain (excluding loss of $
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
June 28, June 29,
2025 2024
Cash flows from operating activities:
Net income

$
207
$
203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization

149
147
Impairment charge on intangible assets
1
-
Non-cash restructuring charges
3
6
Stock-based compensation expense
16
20
Provision for losses on trade and other accounts receivable

5
7
Benefit from deferred income taxes
(7)
(19)
Equity in earnings of affiliates
(7)
(9)
Distributions from equity affiliates

8
9
Changes in unrecognized tax benefits

(1)
3
Other

(31)
(9)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable

(100)
270
Inventories

(29)
107
Other current assets

37
50
Accounts payable and accrued expenses

(94)
(292)
Net cash provided by operating activities
157
493
Cash flows from investing activities:
Purchases of property and equipment
(63)
(78)
Payments related to equity investments and business acquisitions, net of cash acquired

(101)
(181)
Proceeds from loan to affiliate
2
3
Capitalized software costs
(26)
(20)
Other

(9)
(5)
Net cash used in investing activities

(197)
(281)
Cash flows from financing activities:
Net change in bank credit lines
248
242
Proceeds from issuance of long-term debt

244
90
Principal payments for long-term debt

(21)
(177)
Debt issuance costs
(2)
-
Proceeds from issuance of stock upon exercise of stock options

1
2
Payments for repurchases and retirement of common stock

(447)
(175)
Issuance of common stock
250
-
Payments for taxes related to shares withheld for employee taxes
(14)
(8)
Distributions to noncontrolling shareholders
(18)
(28)
Payments for contingent consideration
(19)
-
Acquisitions of noncontrolling interests in subsidiaries

(77)
(211)
Net cash provided by (used in) financing activities
145
(265)
Effect of exchange rate changes on cash and cash equivalents
(82)
20
Net change in cash and cash equivalents
23
(33)
Cash and cash equivalents, beginning of period

122
171
Cash and cash equivalents, end of period

$
145
$
138

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

The results of operations for the three and six months ended June 28,

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

At June 28, 2025 and December 28, 2024, certain trade accounts receivable that can only be
used to settle obligations of this VIE were $
440

million and $
241

million, respectively, and the liabilities of this
VIE where the creditors have recourse to us were $
330

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
June 28, 2025, as compared to the significant accounting policies described in Item 8 of our Annual Report on
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

The
amendments in this ASU do not change or remove current expense disclosure requirements,

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
60

million insurance policy, following a $
5

million
retention.

During the three and six months ended June 28, 2025, we

did
no
t incur any expenses directly related to
the cyber incident.

During the three and six months ended June 29, 2024 we incurred $
3

million and $
8

million,
respectively, of expenses related to the cyber incident, mostly consisting of professional fees.

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
The following table disaggregates our net sales by reportable segment:

Three Months Ended

Six Months Ended
June 28, June 29, June 28, June 29,
2025 2024 2025 2024
Net Sales:
Global Distribution and Value

-Added Services
Global Dental merchandise $
1,218
$
1,214
$
2,403
$
2,424
Global Dental equipment
439
426
823
828
Global Value

-added services
58
56
110
112
Global Dental
1,715
1,696
3,336
3,364
Global Medical

1,016
958
2,071
1,983
Total Global Distribution

and Value

-Added Services
2,731
2,654
5,407
5,347
Global Specialty Products
386
370
753
730
Global Technology
167
156
329
313
Eliminations
(44)
(44)
(81)
(82)
Total $
3,240
$
3,136
$
6,408
$
6,308
Contract Liabilities
The following table presents our contract liabilities:

As of
June 28, December 28, June 29, December 30,
Description 2025 2024 2024 2023
Current contract liabilities $
83
$
81
77
$
89
Non-current contract liabilities
9
8
8
9
Total contract

liabilities
$
92
$
89
85
$
98
During the six months ended June 28, 2025, we recognized, in net sales, $
53

million of the amount that was
previously deferred at December 28, 2024.

During the six months ended June 29, 2024, we recognized

in net sales
$
55

million of the amount that was previously deferred at December 30, 2023.

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

All prior comparative segment information has been recast

to reflect our new segment
structure.

We aggregate operating segments into these reportable segments based on economic similarities, the nature of their products, customer base and methods of distribution.

Global Distribution and Value-Added Services includes distribution to the global dental and medical markets of national brand and corporate brand merchandise, as well as equipment and related technical services.

This segment
also includes value-added services such as financial services, continuing education services, consulting and other
services.

This segment also markets and sells under our own corporate brand a portfolio of cost-effective, high-
quality consumable merchandise.

Global Specialty Products includes manufacturing, marketing

and sales of dental
implant and biomaterial products; and endodontic, orthodontic and orthopedic products and other health care-
related products and services.

Global Technology includes development and distribution of practice management software, e-services and other products, which are distributed to health

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

(f) litigation settlements,
and (g) costs associated with shareholder advisory matters and select value creation consulting costs.

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

Three Months Ended Six Months Ended
June 28, June 29, June 28, June 29,
2025 2024 2025 2024
Gross Sales:
Global Distribution and Value

-Added Services
(1) $
2,731
$
2,654
$
5,407
$
5,347
Global Specialty Products (2)
386
370
753
730
Global Technology (3)
167
156
329
313
Total Gross Sales
3,284
3,180
6,489
6,390
Less: Eliminations:
Global Distribution and Value

-Added Services

(4)
(13)
(8)
(21)
Global Specialty Products
(40)
(31)
(73)
(61)
Global Technology
-
-
-
-
Total Eliminations
(44)
(44)
(81)
(82)
Net Sales
Global Distribution and Value

-Added Services

2,727
2,641
5,399
5,326
Global Specialty Products

346
339
680
669
Global Technology
167
156
329
313
Total Net Sales
3,240
3,136
6,408
6,308
Segment Cost of Sales (4)
Global Distribution and Value

-Added Services

2,043
1,953
4,038
3,939
Global Specialty Products
175
165
336
326
Global Technology
53
51
105
102
Total Segment Cost of Sales
2,271
2,169
4,479
4,367
Segment Operating Expenses
(5)
Global Distribution and Value

-Added Services

529
525
1,043
1,061
Global Specialty Products
159
165
309
321
Global Technology
69
71
137
143
Total Segment Operating Expenses
757
761
1,489
1,525
Segment Operating Income
Global Distribution and Value

-Added Services
159
176
326
347
Global Specialty Products
52
40
108
83
Global Technology
45
34
87
68
Total Segment Operating Income
256
250
521
498
Corporate, net
(31)
(8)
(66)
(30)
Adjustments
(6)
(74)
(83)
(129)
(159)
Total Operating Income $
151
$
159
$
326
$
309
Three Months Ended Six Months Ended
June 28, June 29, June 28, June 29,
2025 2024 2025 2024
Depreciation and Amortization
Global Distribution and Value

-Added Services
$
36
$
34
$
71
$
70
Global Specialty Products
29
28
56
53
Global Technology
11
12
22
24
Total Depreciation and Amortization $
76
$
74
$
149
$
147

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

This segment also markets and sells under our own corporate brand a portfolio of cost-effective, high-quality consumable merchandise.
(2) Global Specialty Products: Includes manufacturing, marketing and sales of dental implant and biomaterial products; and
endodontic, orthodontic and orthopedic products and other health care-related products and services.
(3) Global Technology: Includes development and distribution of practice management software, e-services and other products, which are distributed to health care providers.
(4) Cost of goods sold in our Global Distribution and Value-Added Services segment and our Global Specialty Products segment includes product cost and inbound and outbound freight charges.

Cost of goods sold in our Global Technology segment consists primarily of software development and third-party provider costs, including technology use and hosting fees.

(5) Significant segment operating expenses for our reportable segments and Corporate include primarily compensation costs, and to a lesser extent, rent, depreciation and maintenance costs related to operating our facilities.

(6)
Adjustments represent items excluded from segment operating income to enable comparison of financial results between periods.

The following table presents a breakdown of such adjustments:

Three Months Ended Six Months Ended
June 28, June 29, June 28, June 29,
2025 2024 2025 2024
Adjustments:
Restructuring costs $
(23)
$
(15)
$
(48)
$
(25)
Acquisition intangible amortization
(44)
(47)
(87)
(93)
Cyber incident-insurance proceeds, net of third-party advisory expenses
-
7
20
2
Change in contingent consideration
-
(23)
2
(38)
Litigation settlements
(1)
(5)
(1)
(5)
Impairment of intangible assets
-
-
(1)
-
Costs associated with shareholder advisory matters and select value creation consulting costs
(6)
-
(14)
-
Total adjustments $
(74)
$
(83)
$
(129)
$
(159)

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
2025 Acquisitions
During the six months ended June 28, 2025, we acquired companies within the Global Distribution and Value-
Added Services and Global Specialty Products segments.

We acquired ownership interest in these companies
ranging from
64
% to
100
%.
The following table aggregates the preliminary estimated fair value, as of the date of the acquisition, of
consideration paid and net assets acquired for acquisitions during the six months ended June 28, 2025:

Preliminary
Allocation as of
June 28, 2025
Acquisition consideration:
Cash $
96
Deferred consideration
1
Estimated fair value of contingent consideration payable
10
Fair value of previously held equity method investment
7
Noncontrolling interests
24
Total consideration $
138
Identifiable assets acquired and liabilities assumed:
Current assets $
14
Intangible assets
66
Other noncurrent assets
5
Current liabilities
(2)
Deferred income taxes
(11)
Other noncurrent liabilities
(4)
Total identifiable

net assets
68
Goodwill
70
Total net assets acquired $
138
The accounting for acquisitions in the six months ended June 28, 2025 has not been completed in several areas,
including, but not limited to, pending assessment of certain assets,

including identifiable intangibles, and liabilities.
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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
16
The following table summarizes the intangible assets acquired during the six months ended June 28, 2025:

2025
Weighted Average

Useful
Lives (in years)
Customer relationships and lists
56
11
Trademarks / Tradenames
5
6
Patents
4
10
Non-compete agreements
1
5
Total $
66
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
8

million.

Weighted average useful lives for these acquired
intangible assets were
9

years,
7

years and indefinite-lived, respectively.

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
11

years,
7

years,
9

years and
5

years, respectively.
During the three and six months ended June 28, 2025 we completed the accounting for all acquisitions that occurred
in the year ended December 28, 2024.

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

financial statements.
Acquisition Costs
During the three and six months ended June 28, 2025, we incurred $
1

million and $
3

million in acquisition costs,
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

Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
based on Level 3 inputs within the fair value hierarchy, and as of June 28, 2025 and December 28, 2024 was estimated at $
3,018

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

For
transactions accounted for as business combinations, subsequent changes in the estimated fair value of contingent
consideration payments are included in selling, general and administrative expenses in our condensed consolidated
statements of income

(see
Note 6 – Business Acquisitions
)
.

For transactions involving changes in our ownership in
subsidiaries without a change in our control, subsequent changes in the estimated fair value of contingent
consideration payments are recognized in additional paid-in capital in our condensed consolidated balance sheet.

During the three months ended June 28, 2025, we recognized contingent consideration due to the acquisition of a
noncontrolling interest in a subsidiary of $
1

million, and a reduction to the contingent consideration related to a payment of $
7

million.

During the six months ended June 28, 2025, we recognized

contingent consideration related
to the acquisitions of noncontrolling interests in subsidiaries of $
84

million, acquisition of a business of $
10
million, and a net change in fair value of $
1

million, comprised of $
2

million as a reduction reflected in the selling,
general and administrative line of the condensed consolidated income statement and $
3

million as an increase
reflected in the equity section of our condensed consolidated balance sheet.

During the six months ended June 28,
2025, we also recognized payments of $
19

million as a reduction to the contingent consideration.
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
The components of the change in the fair value of contingent consideration for the six months ended June 28, 2025
and June 29, 2024 are presented in the following table:

June 28, June 29,
2025 2024
Balance, beginning of period

$
30
$
6
Increase in contingent consideration due to business acquisitions and acquisitions of noncontrolling interests in subsidiaries
94
-
Decrease in contingent consideration due to payments
(19)
-
Change in fair value of contingent consideration
1
38
Balance, end of period

$
106
$
44

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
20
The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring
basis classified under the appropriate level of the fair value hierarchy as of

June 28, 2025 and December 28, 2024:

June 28, 2025
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
2
$
-
$
2
Derivative contracts undesignated
-
1
-
1
Total return

swap
-
4
-
4
Total assets

$
-
$
7
$
-
$
7
Liabilities:
Derivative contracts designated as hedges $
-
$
29
$
-
$
29
Derivative contracts undesignated
-
2
-
2
Contingent consideration
-
-
106
106
Total liabilities

$
-
$
31
$
106
$
137
Redeemable noncontrolling interests

$
-
$
-
$
811
$
811
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
21
Note 8 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:

June 28, December 28,
2025 2024
Revolving credit agreement $
200
$
-
Other short-term bank credit lines
701
650
Total $
901
$
650
Revolving Credit Agreement
On
August 20, 2021
, we entered into a $
1.0

billion revolving credit agreement (the “Revolving Credit Agreement”)
which was amended and restated on
July 11, 2023

to extend the maturity date to
July 11, 2028

and update the
interest rate provisions to reflect the current market approach for a multicurrency facility.

On June 6, 2025, we
amended and restated the Revolving Credit Agreement to, among other things, modify certain financial definitions
and covenants.

The interest rate on this revolving credit facility is based on Term Secured Overnight Financing
Rate (“
Term SOFR
”) plus a spread based on our leverage ratio at the end

of each financial reporting quarter.

As of
June 28, 2025 the interest rate on this revolving credit facility was
4.32
% plus
1.07
% for a combined rate of
5.39
%.

As of December 28, 2024 the interest rate on this revolving credit facility was
4.45
% plus
1.18
%, for a combined
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

As of June 28,
2025 and December 28, 2024, we had $
200

million and $
0

million in borrowings, respectively, under this revolving
credit facility.

During the six months ended June 28, 2025, the average outstanding balance under the Revolving
Credit Agreement was approximately $
151

million.

As of June 28, 2025 and December 28, 2024, there were $
10
million and $
11

million of letters of credit, respectively, provided to third parties under the Revolving Credit
Agreement.
Other Short-Term Bank Credit

Lines
As of June 28, 2025 and December 28, 2024, we had various other short-term bank credit lines available, in various
currencies, with a maximum borrowing capacity of $
784

million and $
790

million, respectively.

As of June 28,
2025 and December 28, 2024, $
701

million and $
650

million, respectively, were outstanding.

During the six
months ended June 28, 2025, the average outstanding balances under our various other short-term bank credit lines
was approximately $
675

million.

As of June 28, 2025 and December 28, 2024, borrowings under

other short-term
bank credit lines had weighted average interest rates of
5.18
% and
5.35
%, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
22
Long-term debt
Long-term debt consisted of the following:

June 28, December 28,
2025 2024
Private placement facilities

$
975
$
975
Term loan
749
712
U.S. trade accounts receivable securitization
330
150
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2031 at interest rates
from
0.00
% to
9.42
% at June 28, 2025 and
from
0.00
% to
9.42
% at December 28, 2024
57
43
Finance lease obligations
6
6
Total

2,117
1,886
Less current maturities
(27)
(56)
Total long-term debt

$
2,090
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
The components of our private placement facility borrowings as of

June 28, 2025, which have a weighted average
interest rate of
3.70
%, are presented in the following table:

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
(in millions, except share and per share data)
(unaudited )
23
The components of our private placement facility borrowings as of December

28, 2024, which have a weighted
average interest rate of
3.70
%, are presented in the following table:

Amount of
Date of

Borrowing
Borrowing

Borrowing Outstanding Rate Due Date
June 16, 2017
$
100
3.42
%
June 16, 2027
September 15, 2017
100
3.52
September 15, 2029
January 2, 2018
100
3.32
January 2, 2028
September 2, 2020
100
2.35
September 2, 2030
June 2, 2021
100
2.48
June 2, 2031
June 2, 2021
100
2.58
June 2, 2033
May 4, 2023
75
4.79
May 4, 2028
May 4, 2023
75
4.84
May 4, 2030
May 4, 2023
75
4.96
May 4, 2033
May 4, 2023
150
4.94
May 4, 2033
Total $
975
Term Loan
On July 11, 2023, we entered into a three-year

$
750

million term loan credit agreement (the “Term Credit
Agreement”), which was originally scheduled to mature on
July 11, 2026
.

On June 6, 2025, this agreement was
amended and restated to, among other things, (i) extend the maturity date to
June 6, 2030
, and (ii) modify certain
financial definitions and covenants.

The interest rate on this term loan is based on the
Term SOFR

plus a spread
based on our leverage ratio at the end of each financial reporting quarter.

Beginning in June 2026 and continuing
through June 2027, we are required to make quarterly payments of $
5

million.

In September 2027, the quarterly
payment amount increases to $
9

million, continuing through June 2030 with the remaining balance due

June 6,
2030.

As of June 28, 2025, the borrowings outstanding under this

term loan were $
749

million.

At June 28, 2025,
the interest rate under the Term Credit Agreement was
4.31
% plus
1.25
%, for a combined rate of
5.56
%.

As of
December 28, 2024, the borrowings outstanding under this term loan were

$
712

million.

At December 28, 2024,
the interest rate under the Term Credit Agreement was
4.45
% plus
1.60
%, for a combined rate of
6.05
%.

However,
at December 28, 2024, we had a hedge in place creating an effective fixed rate of
6.05
%.

After renewing the Term
Credit Agreement in June of 2025, our hedged portion of the Term Credit Agreement was approximately
93
% of
the notional total.

As of June 28, 2025, the effective fixed rate was
5.69
% and the floating rate was
5.56
%,
resulting in a weighted average rate of
5.68
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
450

million with
two

banks as agents.
As of June 28, 2025 and December 28, 2024, the borrowings outstanding under this securitization facility were
$
330

million and $
150

million, respectively.

At June 28, 2025, the interest rate on borrowings under

this facility
was based on the
asset-backed commercial paper rate

of
4.48
% plus
0.75
%, for a combined rate of
5.23
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
Note 9 – Income Taxes

For the three months ended June 28, 2025, our effective tax rate was
24.4
%, compared to
24.9
% for the prior year
period.

The difference between our effective and federal statutory tax rates primarily relates to state and foreign
income taxes and interest expense.
For the six months ended June 28, 2025, our effective tax rate was
24.7
%, compared to
25.2
% for the prior year
period.

The difference between our effective tax rate and the federal statutory tax rate is primarily due to state and
foreign income taxes and interest expense.
On July 4, 2025, after the end of the second quarter (June 28, 2025), President

Trump signed the reconciliation tax
bill, commonly known as the “One Big Beautiful Bill Act” (OBBBA),

into law.

This includes significant changes
to corporate tax rates, limitations on certain deductions and modifications to international tax provisions.

We are
currently assessing the impact of the OBBBA on our consolidated financial statements.
The “Organization of Economic Co-Operation and Development”

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

As of June 28, 2025,

the impact of the Pillar Two rules to
our financial statements was immaterial.
The total amount of unrecognized tax benefits, which are included in

“other liabilities” within our condensed
consolidated balance sheets, as of June 28, 2025 and December 28, 2024 was $
107

million and $
108

million,
respectively, of which $
100

million and $
100

million, respectively, would affect the effective tax rate if recognized.

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
examination.
The amount of tax interest expense included as a component of the provision for taxes was $
0

million and $
0
million for the three months ended June 28, 2025 and June 29, 2024,

respectively.

The amount of tax interest
expense included as a component of the provision for taxes was $
1

million and $
1

million for the six months ended
June 28, 2025 and June 29, 2024, respectively.

The total amount of accrued interest is included in other liabilities within our consolidated balance sheets, and was $
19

million as of June 28, 2025 and $
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

During the three and six months ended June 28, 2025, we
recorded restructuring charges associated with the 2024 Plan of $
23

million and $
48

million, respectively, which
primarily related to severance and employee-related costs, accelerated amortization of right-of-use assets and fixed
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

The 2022 Plan has
been completed as of July 31, 2024.

During the three and six months ended June 29, 2024, in connection with our
2022 Plan, we recorded restructuring costs of $
15

million and $
25

million, respectively, which primarily related to
severance and employee-related costs, accelerated amortization of right-of-use assets and fixed assets, and other
exit costs.

Restructuring costs recorded for the three and six months ended June

28, 2025 and June 29, 2024 in connection
with the 2024

Plan and 2022 Plan, respectively, consisted of the following:

Three Months Ended June 28, 2025
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2024 Plan
Severance and employee-related costs $
11
$
5
$
-
$
2
$
18
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
-
2
-
-
2
Exit and other related costs
2
-
-
-
2
Loss on disposal of a business
1
-
-
-
1
Restructuring costs-2024 Plan $
14
$
7
$
-
$
2
$
23
Three Months Ended June 29, 2024
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2022 Plan
Severance and employee-related costs $
8
$
1
$
-
$
-
$
9
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
5
-
-
-
5
Exit and other related costs
1
-
-
-
1
Restructuring costs-2022 Plan $
14
$
1
$
-
$
-
$

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
26

Six Months Ended June 28, 2025
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2024 Plan
Severance and employee-related costs $
21
$
10
$
1
$
8
$
40
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
1
2
-
-
3
Exit and other related costs
3
-
1
-
4
Loss on disposal of a business
1
-
-
-
1
Restructuring costs-2024 Plan $
26
$
12
$
2
$
8
$
48
Six Months Ended June 29, 2024
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2022 Plan
Severance and employee-related costs $
12
$
3
$
1
$
-
$
16
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
9
-
-
(3)
6
Exit and other related costs
1
-
-
2
3
Restructuring costs-2022 Plan $
22
$
3
$
1
$
(1)
$
25
The following table summarizes,

by plan year the activity related to the liabilities associated with our restructuring
initiatives under the 2022 Plan and the 2024 Plan for the six months ended June 28, 2025.

The remaining accrued
balance of restructuring costs as of June 28, 2025, which primarily relates to severance and employee-related costs,
is included in accrued expenses: other within our condensed consolidated balance sheets.

Liabilities related to
exited leased facilities are recorded within our current and non-current operating lease liabilities within our
condensed consolidated balance sheets.

2022 Plan 2024 Plan Total
Balance, December 28, 2024

$
12
$
28
$
40
Restructuring costs
-
48
48
Non-cash impairment, accelerated depreciation and
amortization
-
(3)
(3)
Cash payments and other adjustments

(8)
(31)
(39)
Balance, June 28, 2025

$
4
$
42
$
46

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

We have reached a settlement
agreement in principle with hospital plaintiffs in
sixteen

cases, including the case filed by Florida Health Sciences
Center (and other hospitals) in Florida state court, which was scheduled for trial in September 2025, for an
immaterial amount.

That trial has been stayed as to Henry Schein pending finalization of the settlement agreement.

We have also agreed to settle
fifty-nine

cases filed by Virginia municipalities for an immaterial amount.

Finalization of the settlement agreement in those cases is pending.

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
As of June 28, 2025, we had accrued our best estimate of potential losses relating to claims that were probable to
result in liability and for which we were able to reasonably estimate a loss.

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
In our 2025 plan year, stock awards issued to our Chief Executive Officer were allocated
35
% to time-based RSU
awards with four-year

cliff vesting and
65
% to performance-based RSU awards with three-year

cliff vesting.

In our
2025 plan year, stock awards issued to members of our Executive Management Committee were allocated
50
% to
time-based RSU awards with four-year

cliff vesting and
50
% to performance-based RSU awards with three-year
cliff vesting.

In our 2025 plan year, stock awards issued to our eligible vice-presidents were allocated
80
% to time-based RSU
awards and
20
% to performance-based RSU awards with three-year

cliff vesting.

Our vice-president level time-
based awards will vest
50
% on the third anniversary of the grant date with the remaining
50
% vesting on the fourth
anniversary of the grant date.
In our 2025 plan year, we began granting only time-based RSU awards to our eligible director level employees.

Our director level time-based RSU awards will vest
50
% on the third anniversary of the grant date with the
remaining
50
% vesting on the fourth anniversary of the grant date.

RSUs are stock-based awards granted to recipients with specified vesting provisions.

In the case of RSUs, common
stock is delivered on or following satisfaction of vesting conditions.

We issue RSUs to employees that primarily
vest (i) solely based on the recipient’s continued service over time, primarily with four -year cliff vesting for RSU awards granted prior to 2025 and with vesting upon third and fourth anniversary of the grant date for RSU awards
granted in 2025 and/or (ii) based on achieving specified performance measurements and the recipient’s continued
service over time, primarily with three
-year cliff vesting.

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

With respect to the performance-based RSUs granted under our 2024 Stock Incentive Plan, such performance measurement adjustments relate to significant events, including,

without limitation, acquisitions,
divestitures, new business ventures, changes in fair value of contingent consideration (solely with respect to
performance-based RSUs granted in the 2024 and 2025 plan years),

certain capital transactions (including share

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
29

repurchases), differences in budgeted average outstanding shares (other than those resulting from capital
transactions referred to above), restructuring costs, amortization expense recorded for acquisition-related intangible
assets, certain litigation settlements or payments, changes in accounting principles or in applicable laws or
regulations, changes in income tax rates in certain markets, foreign exchange fluctuations, the financial impact
either positive or negative, of the difference in projected earnings generated by COVID-19 test kits (solely with
respect to performance-based RSUs granted in the 2023 plan year), intangibles impairment charges and costs
related to shareholder advisory matters (solely with respect to performance-based

RSUs granted in the 2025 plan
year).
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
months ended June 28, 2025, we did
no
t grant any stock options.

Our condensed consolidated statements of income reflect pre-tax share-based compensation expense of $
11

million
and $
16

million for the three and six months ended June 28, 2025, respectively.

For the three and six months ended
June 29, 2024, we recorded pre-tax share-based compensation expense of

$
13

million and $
20

million.
Total unrecognized compensation cost related to unvested awards as of June 28, 2025 was $
92

million, which is
expected to be recognized over a weighted-average period of approximately
2.8

years.
Our condensed consolidated statements of cash flows present our stock-based compensation expense as a
reconciling adjustment between net income and net cash provided by operating activities for all periods presented.

There were no cash benefits associated with tax deductions in excess of recognized compensation for the six
months ended June 28, 2025 and June 29, 2024.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
30
The following table summarizes the stock option activity for the six months ended June 28, 2025:

Stock Options
Weighted Average Weighted Average Aggregate
Exercise
Remaining Contractual

Intrinsic
Shares Price Life (in years)

Value
Outstanding at beginning of period

963,491
$
72.16

Granted

-

-

Exercised

(14,447)
62.71

Forfeited

(9,793)
79.75

Outstanding at end of period

939,251
$
72.22

6.1

$
6
Options exercisable at end of period

936,292
$
72.22

Weighted Average Weighted Average Aggregate
Number of Exercise Remaining Contractual Intrinsic
Options Price Life (in years) Value
Expected to vest
2,959
$
75.11
7.2
$
-
The following tables summarize the activity of our unvested RSUs for the six months ended June 28, 2025:

Time-Based Restricted Stock Units Performance-Based Restricted Stock Units
Weighted

Weighted

Average

Intrinsic

Average

Intrinsic
Grant Date Fair Value Grant Date Fair Value
Shares/Units Value Per Share Per Share Shares/Units Value Per Share Per Share
Outstanding at beginning of period

1,685,550
$
72.90
389,111
$
75.98
Granted

568,939
75.29
245,548
75.40
Performance adjustment n/a n/a
(31,787)
76.23
Vested

(532,427)
65.90
(14,054)
84.17
Forfeited

(56,558)
77.56
(184,069)
78.39
Outstanding at end of period

1,665,504
$
75.79
$
73.27
404,749
$
75.87
$
73.27
The fair value of time and performance RSUs that vested was $
35

million and $
1

million, respectively, for the six
months ended June 28, 2025; and $
20

million and $
1

million, respectively, for the six months ended June 29, 2024.

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

The components of the change in the redeemable noncontrolling interests for the six months ended June 28, 2025 and June 29, 2024 are presented in the following table:

June 28, June 29,
2025 2024
Balance, beginning of period

$
806
$
864
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(76)
(205)
Increase in redeemable noncontrolling interests due to business acquisitions
25
154
Net loss attributable to redeemable noncontrolling interests

(1)
(1)
Distributions declared, net of capital contributions
(10)
(22)
Effect of foreign currency translation gain (loss) attributable to redeemable noncontrolling interests

29
(15)
Change in fair value of redeemable securities

38
81
Balance, end of period

$
811
$
856

Note 14 – Comprehensive Income
Comprehensive income includes certain gains and losses that, under U.S.

GAAP,

are excluded from net income and
are recorded directly to stockholders’ equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

June 28, December 28,
2025 2024
Attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment

$
(27)
$
(56)
Attributable to noncontrolling interests:
Foreign currency translation adjustment

$
1
$
(1)
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(193)
$
(371)
Unrealized loss from hedging activities

(26)
-
Pension adjustment loss

(8)
(8)
Accumulated other comprehensive loss

$
(227)
$
(379)
Total Accumulated

other comprehensive loss

$
(253)
$
(436)

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
32
The following table summarizes the components of comprehensive income, net of applicable taxes as of:

Three Months Ended Six Months Ended
June 28, June 29, June 28, June 29,
2025 2024 2025 2024
Net income $
94
$
105
$
207
$
203
Foreign currency translation gain (loss)
133
(62)
209
(116)
Tax effect

-
-
-
-
Foreign currency translation gain (loss)
133
(62)
209
(116)
Unrealized gain (loss) from hedging activities
(29)
6
(35)
21
Tax effect

8
(2)
9
(6)
Unrealized gain (loss) from hedging activities
(21)
4
(26)
15
Pension adjustment gain
-
-
1
-
Tax effect

-
-
(1)
-
Pension adjustment gain
-
-
-
-
Comprehensive income

$
206
$
47
$
390
$
102
Our financial statements are denominated in U.S. Dollars.

Fluctuations in the value of foreign currencies as
compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The foreign currency
translation gain (loss) during the six months ended June 28, 2025 and six months ended June 29, 2024 was
primarily due to changes in foreign currency exchange rates of the Brazilian

Real, British Pound, Euro, Swiss
Franc, Canadian Dollar, New Zealand Dollar and Israel Shekel.
The hedging gain (loss) during the three and six months ended June 28, 2025,

and June 29, 2024 was attributable to
a net investment hedge.
The following table summarizes our total comprehensive income, net of applicable taxes as follows:

Three Months Ended Six Months Ended
June 28, June 29, June 28, June 29,
2025 2024 2025 2024
Comprehensive income attributable to
Henry Schein, Inc.

$
176
$
51
$
348
$
111
Comprehensive income attributable to
noncontrolling interests

8
4
14
7
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests

22
(8)
28
(16)
Comprehensive income

$
206
$
47
$
390
$
102

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

Three Months Ended Six Months Ended
June 28, June 29, June 28, June 29,
2025 2024 2025 2024
Basic

121,927,867
127,784,380
122,852,702
128,252,628
Effect of dilutive securities:
Stock options and restricted stock units

709,081
862,126
886,679
954,152
Diluted

122,636,948
128,646,506
123,739,381
129,206,780
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:

Three Months Ended Six Months Ended
June 28, June 29, June 28, June 29,
2025 2024 2025 2024
Stock options
397,490
416,790
399,768
417,819
Restricted stock units
784,602
792,247
489,854
495,077
Total anti-dilutive

securities excluded from earnings per
share computation
1,182,092
1,209,037
889,622
912,896
Note 16 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Six Months Ended
June 28, June 29,
2025 2024
Interest $
75
$
63
Income taxes
102
82
For the six months ended June 28, 2025 and June 29, 2024, we had $
(35)

million and $

million of non-cash net
unrealized gains (losses) related to hedging activities, respectively.

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
31

million annually for the use of their
intellectual property.

During the three and six months ended June 28, 2025, we recorded

$
8

million and $
16
million, respectively, within selling, general and administrative in our condensed consolidated statements of income, in connection with costs related to this royalty agreement.

During the three and six months ended June 29,
2024 we recorded $
8

million and $
16

million, respectively, within selling, general and administrative in our condensed consolidated statements of income, in connection with costs related to this royalty agreement.

As of
June 28, 2025 and December 28, 2024, Henry Schein One, LLC had a

net payable balance to Internet Brands of $
2
million and $
1

million, respectively, comprised of amounts related to results of operations and the royalty agreement.

The components of this payable are recorded within accrued expenses:

other within our condensed
consolidated balance sheets.
We have interests in entities that we account for under the equity accounting method.

In our normal course of
business, during the three and six months ended June 28, 2025, we recorded net sales of $
15

million and $
28
million respectively, to such entities.

During the three and six months ended June 29, 2024, we recorded net sales
of $
12

million and $
24

million respectively, to such entities.

During the three and six months ended June 28, 2025,
we purchased $
3

million and $
5

million respectively, from such entities.

During the three and six months ended
June 29, 2024, we purchased $
3

million and $
5

million respectively, from such entities.

At June 28, 2025 and
December 28, 2024, we had an aggregate $
30

million and $
31

million, respectively, due from our equity affiliates,
and $
7

million and $
6

million, respectively, due to our equity affiliates.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

These
leases are classified as operating leases and have a remaining lease term ranging from less than
a

year to
approximately
12 years
.

As of June 28, 2025, current and non-current liabilities associated with related party
operating leases were $
6

million and $
22

million, respectively.

At June 28, 2025, related party leases represented
6.9
% and
8.7
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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
35
Note 18 – KKR Investment and Accelerated Share Repurchase Program
On January 29, 2025, Henry Schein, Inc. announced a strategic investment by funds affiliated with KKR, a leading
global investment firm, and on May 16, 2025, we issued
3,285,151

shares of common stock to funds affiliated with
KKR for an investment of $
250

million, at approximately $
76.10

per share.

Combined with KKR’s previous
holdings, funds affiliated with KKR currently own approximately
12.5
% of the Company’s common stock.

KKR
also has the ability to purchase additional shares via open market purchases up to a total equity stake of
14.9
% of
the outstanding shares of common stock of the Company.

In addition, under the agreement between Henry Schein
and KKR,
two

independent directors have joined our Board of Directors.

On May 19, 2025, we executed an accelerated share repurchase program to repurchase a total of $
250

million of
our outstanding common stock based on volume-weighted average prices.

As of June 28, 2025, we received
3,122,832

shares at an estimated fair value of $
223

million.

In July 2025, we received an additional
368,651

shares
at an estimated fair value of $
27

million, representing the final amount of shares to be received under this
accelerated share repurchase program.

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

Report on Form 10-K.

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results
include, but are not limited to: our dependence on third parties for the manufacture and supply of our products and
where we manufacture products, our dependence on third parties for raw materials or purchased components; risks
relating to the achievement of our strategic growth objectives, including anticipated results of restructuring and
value-optimization initiatives; risks related to the Strategic Partnership Agreement with KKR Hawaii Aggregator
L.P.

entered into in January 2025; transitions in senior company leadership;

our ability to develop or acquire and
maintain and protect new products (particularly technology and specialty products) and services and utilize new
technologies that achieve market acceptance with acceptable margins; transitional challenges associated with
acquisitions and joint ventures, including the failure to achieve anticipated synergies/benefits, as well as significant
demands on our operations, information systems, legal, regulatory, compliance, financial and human resources functions in connection with acquisitions, dispositions and joint ventures; certain provisions in our governing
documents that may discourage third-party acquisitions of us; adverse changes in supplier rebates or other
purchasing incentives; risks related to the sale of corporate brand products;

risks related to activist investors;
security risks associated with our information systems and technology products and services, such as cyberattacks
or other privacy or data security breaches (including the October 2023 incident);

effects of a highly competitive
(including, without limitation, competition from third-party online commerce sites) and consolidating market;
political, economic and regulatory influences on the health care industry; risks from expansion of customer
purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service
issues with our third-party shippers, and increases in fuel and energy costs; changes in laws and policies governing
manufacturing, development and investment in territories and countries where we do business; general global and
domestic macro-economic and political conditions, including inflation,

deflation, recession, unemployment (and
corresponding increase in under-insured populations), consumer confidence,

sovereign debt levels, fluctuations in
energy pricing and the value of the U.S. dollar as compared to foreign currencies and changes to other economic
indicators; failure to comply with existing and future regulatory requirements, including relating to health care;
risks associated with the EU Medical Device Regulation; failure to comply with laws and regulations relating to
health care fraud or other laws and regulations; failure to comply with laws and regulations relating to the
collection, storage and processing of sensitive personal information or standards in electronic health records or
transmissions; changes in tax legislation, changes in tax rates and availability of certain tax deductions; risks related
to product liability, intellectual property and other claims; risks associated with customs policies or legislative import restrictions; risks associated with disease outbreaks, epidemics,

pandemics (such as the COVID-19
pandemic), or similar wide-spread public health concerns and other natural or man-made disasters; risks associated
with our global operations; the threat or outbreak of war (including, without limitation, geopolitical wars), terrorism
or public unrest (including, without limitation, the war in Ukraine, the Israel-Gaza war and other unrest and threats
in the Middle East and the possibility of a wider European or global conflict);

changes to laws and policies
governing foreign trade, tariffs and sanctions or greater restrictions on imports and exports, including changes to
international trade agreements and the current imposition of (and the potential for additional) tariffs by the U.S. on
numerous countries and retaliatory tariffs; supply chain disruption; litigation risks; new or unanticipated litigation
developments and the status of litigation matters; our dependence on our senior management (including, without
limitation, succession planning for our Chief Executive Officer), employee hiring and retention, increases in labor

costs or health care costs, and our relationships with customers, suppliers and manufacturers; and disruptions in
financial markets.

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
services.

This segment also markets and sells under our own corporate brand a portfolio of cost-effective, high-
quality consumable merchandise.

Global Specialty Products includes manufacturing, marketing

and sales of dental
implant and biomaterial products; and endodontic, orthodontic and orthopedic products and other health care-
related products and services.

Global Technology includes development and distribution of practice management software, e-services and other products, which are distributed to health care providers.
Cyber Incident
As previously reported, in October 2023 Henry Schein experienced a cyber incident that primarily affected the
operations of our North American and European dental and medical distribution businesses.

During the three and six months ended June 29, 2024, we had a sales decrease in our dental and medical
distribution businesses, which we believe was primarily a result of lower sales to episodic customers following the
cyber incident.
With respect to the October 2023 cyber incident, we have a $60 million insurance policy, following a $5 million retention.

During the three and six months ended June 28, 2025, we

did not incur any expenses directly related to
the cyber incident.

During the three and six months ended June 29, 2024 we incurred $3 million and $8 million,
respectively, of expenses related to the cyber incident, mostly consisting of professional fees.

During the three
months and six months ended June 29, 2024, we received insurance proceeds of $10 million, representing a partial
insurance recovery of losses related to the cyber incident.

During the three months ended March 29, 2025 we
received insurance proceeds of $20 million, representing the remaining insurance recovery of losses related to the

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

The U.S. government is reported to be in negotiations with certain other
countries over tariff rates and other trade policies.

These developments, and anticipated future developments, have created a volatile environment for global trade, and new trade policies with individual countries, if finalized, are
expected to be announced incrementally over a period of time.

The tariffs did not have a material impact on our results of operations in the first or second quarter of this fiscal
year, although sales of U.S. dental equipment were temporarily impacted by market uncertainty related to tariffs in
the second half of the quarter ended June 28, 2025.

It is unclear whether, or the extent to which, the proposed
tariffs on numerous countries that are incrementally higher than those in place today will take effect, the exceptions
that may apply, and their timing.

One Big Beautiful Bill Act
In the United States, the OBBBA, signed into law on July 4, 2025, includes a number of provisions that are
expected to result in substantial reductions in the number of Medicaid enrollees,

which will reduce utilization of
services and covered products generally.

There are also several provisions that will reduce federal

funding to state
Medicaid programs.

The OBBBA, in combination with tariffs, will almost certainly have an adverse impact on
utilization, Medicaid payment and cost of production (if foreign components are used).

The OBBBA also includes significant changes to corporate tax rates,

limitations on certain deductions and
modifications to international tax provisions.

We are currently assessing the impact of the OBBBA on our
consolidated financial statements.

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
software, e-services and other products, which are distributed to health

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

Health care spending is projected to reach
approximately $8.6 trillion by 2033, or 20.3% of the nation’s projected gross domestic product.
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

A few
noteworthy items that have come into effect recently are noted below:
●
Regulation (EU) 2023/1182 of June 14, 2023, entered into force on January 1, 2025, under the conditions set out in Article 14.

This regulation lays down specific rules relating to medicinal products for human use
intended to be placed on the market in Northern Ireland in accordance with

Article 6 of
Directive 2001/83/EC.
●
Directive No. 2025/794 of April 14, 2025, known as the “Stop-the-Clock”

Directive, amended Directives
(EU) 2022/2464 (CSRD) and (EU) 2024/1760 (CSDDD) by introducing a uniform two-year postponement
of the sustainability reporting and due diligence requirements for financial years beginning on or after
January 1, 2025 and on or after January 1, 2026.
●
Regulation (EU) 2025/327 of February 11, 2025 on the European Health Data Space and amending
Directive 2011/24/EU and Regulation (EU) 2024/2847 establishes the European Health Data Space
(EHDS) by providing for common rules, standards and infrastructures and a governance framework, with a
view to facilitating access to electronic health data for the purpose of primary use and secondary use of this
data.

This could potentially affect Henry Schein or its customers.
●
In the United States, as noted above, the OBBBA includes a number of provisions that are expected to
result in substantial reductions in the number of Medicaid enrollees,

as well as reductions in federal funding
to state Medicaid programs, resulting in potentially adverse impacts on utilization of services and coverage
of products.

The OBBBA also includes significant changes to corporate

tax rates, limitations on certain
deductions and modifications to international tax provisions.

We are currently assessing the impact of the
OBBBA on our consolidated financial statements.
A more detailed discussion of governmental laws and regulations is included in Management’s Discussion &
Analysis of Financial Condition and Results of Operations, contained in our Annual

Report on Form 10-K for the
fiscal year ended December 28, 2024, filed with the SEC on February 25, 2025.

Results of Operations
The following tables summarize the significant components of our operating results for the three and six months
ended June 28, 2025 and June 29, 2024 and cash flows for the six months ended June 28, 2025 and June 29, 2024
(in millions):
Three Months Ended Six Months Ended
June 28, June 29, June 28, June 29,
2025 2024 2025 2024
Operating results:
Net sales

$ 3,240 $ 3,136 $ 6,408 $ 6,308
Cost of sales

2,224 2,118 4,392 4,278
Gross profit

1,016 1,018 2,016 2,030
Operating expenses:
Selling, general and administrative

778 781 1,516 1,572
Depreciation and amortization 64 63 126 124
Restructuring costs 23 15 48 25
Operating income $ 151 $ 159 $ 326 $ 309
Other expense, net

$ (30) $ (27) $ (60) $ (50)
Income taxes (31) (33) (66) (65)
Net income 94 105 207 203
Net income attributable to Henry Schein, Inc. 86 104 196 197
Six Months Ended
June 28, June 29,
2025 2024
Cash flows:

Net cash provided by operating activities $ 157 $ 493
Net cash used in investing activities (197) (281)
Net cash provided by (used in) financing activities 145 (265)
Plans of Restructuring
On August 6, 2024, we committed to a new restructuring plan (the “2024

Plan”) to integrate recent acquisitions,
right-size operations and further increase efficiencies.

During the three and six months ended June 28, 2025, we
recorded restructuring charges associated with the 2024 Plan of $23 million and $48 million, respectively, which
primarily related to severance and employee-related costs, accelerated amortization of right-of-use assets and fixed
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

The 2022 Plan has
been completed as of July 31, 2024.

During the three and six months ended June 29, 2024, in connection with our
2022 Plan, we recorded restructuring costs of $15 million and $25 million, respectively, which primarily related to severance and employee-related costs, accelerated amortization of right-of-use assets and fixed assets, and other
exit costs.

Three Months Ended June 28, 2025 Compared to Three Months Ended June 29, 2024
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
June 28, % of June 29, % of Increase
2025 Total 2024 Total $ %
Global Distribution and Value

-Added Services
Global Dental Merchandise (1) $ 1,218 37.6% $ 1,214 38.7% $ 4 0.3%
Global Dental Equipment (2) 439 13.5 426 13.6 13 3.0
Global Value

-Added Services
(3) 58 1.8 56 1.8 2 3.6
Global Dental 1,715 52.9 1,696 54.1 19 1.1
Global Medical (4) 1,016 31.4 958 30.5 58 6.1
Total Global Distribution and Value

-Added Services
2,731 84.3 2,654 84.6 77 2.9
Global Specialty Products (5) 386 11.9 370 11.8 16 4.2
Global Technology (6) 167 5.2 156 5.0 11 7.4
Eliminations (44) (1.4) (44) (1.4) - n/a
Total

$ 3,240 100.0 $ 3,136 100.0 $ 104 3.3
(1) Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, gypsum, acrylics, articulators, abrasives, PPE products and our own corporate brand of consumable merchandise.
(2) Includes dental chairs, delivery units and lights, digital dental laboratories, X-ray supplies and equipment, equipment repair services and high-tech and digital restoration equipment.
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
(6) Consists of development and distribution of practice management software, e-services and other products, which are distributed to health care providers.
The components of our sales growth/(decline) were as follows:
Constant Currency
Growth/(Decline)
Total Constant

Currency
Growth/(Decline)
Foreign
Exchange
Impact
Total Sales
Growth
Local Internal
Growth/(Decline)
Acquisition
Growth
Global Distribution and Value

-Added Services
Global Dental Merchandise (0.8) % 0.4% (0.4) % 0.7% 0.3%
Global Dental Equipment 0.7 0.9 1.6 1.4 3.0
Global Value

-Added Services
(1.9) 5.6 3.7 (0.1) 3.6
Global Dental (0.4) 0.7 0.3 0.8 1.1
Global Medical 4.4 1.6 6.0 0.1 6.1
Total Global Distribution and Value

-Added Services
1.3 1.1 2.4 0.5 2.9
Global Specialty Products 3.6 (0.3) 3.3 0.9 4.2
Global Technology 6.6 - 6.6 0.8 7.4
Total 1.9 0.8 2.7 0.6 3.3

Global Sales
Global net sales for the three months ended June 28, 2025 increased

3.3%.

Foreign exchange and acquisitions
contributed 0.6% and 0.8% to sales growth, respectively.

The components of our sales increase are presented in the
table above.
The 1.9% increase in our internally generated local currency sales was primarily attributable to sales growth in
certain of our international dental markets, and medical sales growth attributable to increased patient traffic, growth
of our Home Solutions business, partially offset by the impact of lower pricing in

U.S. dental merchandise markets,
and the impact on U.S. dental equipment from market uncertainty related to tariffs.

For the three months ended
June 28, 2025, the estimated increase in internally generated local currency sales, excluding PPE products and
COVID-19 test kits, was 2.1%.
Global Distribution and Value-Added Services Sales
Global Distribution and Value-Added Services net sales for the three months ended June 28, 2025 increased 2.9%.

The components of our sales increase are presented in the table above.

The 0.4% decrease in internally generated local currency dental sales was primarily due to the impact of lower
glove pricing as well as time-limited targeted sales initiatives for U.S. dental merchandise and the impact on U.S.
dental equipment from market uncertainty related to tariffs.

The decrease was partially offset by dental
merchandise and dental equipment sales growth in certain of our international markets.
The 4.4% increase in internally generated local currency medical sales was attributable to increased patient traffic,
growth of our Home Solutions business,

and growth in medical products and pharmaceuticals.
The decrease in internally generated local currency value-added services sales was attributable primarily to lower
sales in our practice transitions business,

which can fluctuate from quarter to quarter.
We estimate that sales of PPE products (including gloves) and COVID-19 test kits were approximately $138 million for the three months ended June 28, 2025,

as compared to $139 million for the three months ended June 29,
2024, representing an estimated decrease of $1 million.

The estimated $1 million net decrease in sales of PPE
products and COVID-19 test kits represents 0.1% of Global Distribution and Value

-Added Services
net sales for
the three months ended June 28, 2025, and was primarily due to lower glove prices.

The estimated increase in the
segment’s internally generated local currency sales, excluding PPE products and COVID-19 test kits, was 1.5%.
Global Specialty Products
Global Specialty Products net sales for the three months ended June 28, 2025 increased 4.2%.

The components of
our sales increase are presented in the table above.
The 3.6% increase in internally generated local currency sales was attributable to growth in dental implants and
biomaterials, and endodontic merchandise,

partially offset by a decline in orthodontics.
Global Technology
Global Technology net sales for the three months ended June 28, 2025 increased 7.4%.

The components of sales
growth are presented in the table above.
The internally generated local currency increase of 6.6% in Global Technology sales was primarily attributable to a continued increase in the number of cloud-based users of our practice management software and an increase in
revenue cycle management solutions, partially offset by lower revenues of certain legacy products.

Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
June 28, Gross June 29, Gross Increase / (Decrease)
2025 Margin % 2024 Margin % $ %
Global Distribution and Value

-Added Services
$ 688 25.2% $ 701 26.4% $ (13) (1.9) %
Global Specialty Products 211 54.9 205 55.5 6 3.1
Global Technology 114 67.9 105 67.6 9 7.8
Corporate 3 n/a 7 n/a (4) n/a
Total

$ 1,016 31.4 $ 1,018 32.5 $ (2) (0.2)
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

With respect
to customer mix, sales to our large-group customers are typically completed at lower gross margins due to the
higher volumes sold as opposed to the gross margin on sales to office-based practitioners, which normally purchase
lower volumes.

The decrease in Global Distribution and Value-Added Services gross profit for the three months ended June 28,
2025 compared to the prior-year-period is due to lower glove pricing as well as time-limited targeted initiatives to
accelerate growth in market share, lower dental equipment sales in the U.S. and lower sales in our practice
transitions business.

The increase in Global Specialty Products gross profit reflects increased internally generated sales volume.

The
decrease in gross margin rates was due to product mix.

The increase in Global Technology gross profit is the result of the shift to higher margin products within the product mix and improved gross margin rates.
Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring costs) by segment were as follows:
% of % of
June 28, Respective June 29, Respective Increase / (Decrease)
2025 Gross Sales 2024 Gross Sales $ %
Global Distribution and Value

-Added Services
$ 529 19.4% $ 525 19.8% $ 4 0.7%
Global Specialty Products 159 41.4 165 44.4 (6) (2.9)
Global Technology 69 41.0 71 45.9 (2) (3.9)
Corporate 34 n/a 15 n/a 19 n/a
791 24.4 776 24.7 15 2.0
Adjustments (1) 74 n/a 83 n/a (9) n/a
Total operating expenses $ 865 26.7 $ 859 27.4 $ 6 0.8
(1)
Adjustments represent items excluded from segment operating income to enable comparison of financial results between periods.

These
items may vary independently of business performance.

Please see
Note 5 – Segment Data
.

These adjustments (current quarter vs. prior
quarter) consist of (i) acquisition intangible amortization ($44 million vs. $47 million), (ii) restructuring costs ($23 million vs. $15 million),

(iii) change in contingent consideration ($0 million vs. $23 million), (iv) cyber incident-insurance proceeds, net of third-party advisory expenses (no activity vs. $(7) million net proceeds), (v) litigation settlements ($1 million vs. $5 million), and (vi) costs associated with shareholder advisory matters and select value creation consulting costs ($6 million vs. $0 million).
The net increase in operating expenses is attributable to the following:
Operating Costs
(excluding
acquisitions) Acquisitions Adjustments Total
Global Distribution and Value

-Added Services
$ (3) $ 7 $ - $ 4
Global Specialty Products (6) - - (6)
Global Technology (2) - - (2)
Corporate 19 - - 19
8 7 - 15
Adjustments - - (9) (9)
Total operating expenses $ 8 $ 7 $ (9) $ 6
The components of the net increase in total operating expenses are presented in the table above.

The increase in
operating costs (excluding acquisitions) during the three months ended June 28, 2025 included an increase in
Corporate investments in technology in anticipation of the launch of our Global

E-Commerce Platform
(www.henryschein.com) and timing of certain non-income tax credits.
Other Expense, Net
Other expense, net was as follows:
June 28, June 29, Variance
2025 2024 $ %
Interest income

$ 9 $ 6 $ 3 54.5%
Interest expense

(38) (32) (6) (19.9)
Other, net

(1) (1) - (15.5)
Other expense, net

$ (30) $ (27) $ (3) (12.3)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings.
Income Taxes
Our effective tax rate was 24.4% for the three months ended June 28, 2025, compared to 24.9% for the prior year
period.

The difference between our effective and federal statutory tax rates primarily relates to state and foreign
income taxes and interest expense.
On July 4, 2025, after the end of the second quarter (June 28, 2025), President

Trump signed the reconciliation tax
bill, commonly known as the OBBBA,

into law.

This includes significant changes to corporate tax rates,
limitations on certain deductions and modifications to international tax provisions.

We are currently assessing the
impact of the OBBBA on our consolidated financial statements.
The OECD issued technical and administrative guidance on Pillar Two rules in December 2021, which provides for a global minimum tax rate on the earnings of large multinational businesses on a country-by-country basis.

Effective January 1, 2024, the minimum global tax rate is 15% for various jurisdictions pursuant to the Pillar Two
rules.

Future tax reform resulting from these developments may result in changes to long-standing tax principles,
which may adversely impact our effective tax rate going forward or result in higher cash tax liabilities.

As of June
28, 2025, the impact of the Pillar Two rules to our financial statements was immaterial.

Six Months Ended June 28, 2025 Compared to Six Months Ended June 29, 2024
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
June 28, % of June 29, % of Increase / (Decrease)
2025 Total 2024 Total $ %
Global Distribution and Value

-Added Services
Global Dental Merchandise (1) $ 2,403 37.5% $ 2,424 38.4% $ (21) (0.9) %
Global Dental Equipment (2) 823 12.9 828 13.1 (5) (0.6)
Global Value

-Added Services
(3) 110 1.7 112 1.8 (2) (2.3)
Global Dental 3,336 52.1 3,364 53.3 (28) (0.9)
Global Medical (4) 2,071 32.3 1,983 31.4 88 4.4
Total Global Distribution and Value

-Added Services
5,407 84.4 5,347 84.7 60 1.1
Global Specialty Products (5) 753 11.8 730 11.6 23 3.1
Global Technology (6) 329 5.1 313 5.0 16 5.1
Eliminations (81) (1.3) (82) (1.3) 1 n/a
Total

$ 6,408 100.0 $ 6,308 100.0 $ 100 1.6
(1) Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, gypsum, acrylics, articulators, abrasives, PPE products and our own corporate brand of consumable merchandise.
(2) Includes dental chairs, delivery units and lights, digital dental laboratories, X-ray supplies and equipment, equipment repair services and high-tech and digital restoration equipment.
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
(6) Consists of development and distribution of practice management software, e-services and other products, which are distributed to health care providers.
The components of our sales growth/(decline) were as follows:
Constant Currency
Growth/(Decline)
Total Constant

Currency
Growth/(Decline)
Foreign
Exchange
Impact
Total Sales
Growth/
(Decline)
Local Internal
Growth/(Decline)
Acquisition
Growth
Global Distribution and Value

-Added Services
Global Dental Merchandise (0.4) % 0.4% - % (0.9) % (0.9) %
Global Dental Equipment (1.2) 0.9 (0.3) (0.3) (0.6)
Global Value

-Added Services
(8.2) 6.4 (1.8) (0.5) (2.3)
Global Dental (0.8) 0.7 (0.1) (0.8) (0.9)
Global Medical 3.1 1.4 4.5 (0.1) 4.4
Total Global Distribution and Value

-Added Services
0.6 1.0 1.6 (0.5) 1.1
Global Specialty Products 2.0 1.8 3.8 (0.7) 3.1
Global Technology 5.0 - 5.0 0.1 5.1
Total 1.1 1.0 2.1 (0.5) 1.6

Global Sales
Global net sales for the six months ended June 28, 2025 increased 1.6%,

attributable to acquisition growth of 1.0%,
partially offset by a decrease in foreign exchange of 0.5%.

The components of our sales increase are presented in
the table above.
The 1.1% increase in our internally generated local currency sales was primarily attributable to sales growth in
certain of our international dental equipment markets, and medical sales growth attributable to increased patient
traffic, growth of our Home Solutions business, partially offset by the impact of lower pricing in U.S. dental
merchandise markets, lower glove pricing, the impact of the deferral of sales of U.S. dental equipment from the
fourth quarter of 2023 into the first quarter of 2024 as a result of the cyber incident, and the impact on U.S. dental
equipment from market uncertainty related to tariffs.
For the six months ended June 28, 2025, the estimated increase in internally generated local currency sales,
excluding PPE products and COVID-19 test kits, was 1.4%.
Global Distribution and Value-Added Services Sales
Global Distribution and Value-Added Services net sales for the six months ended June 28, 2025 increased 1.1%.

The components of our sales increase are presented in the table above.

The 0.8% decrease in internally generated local currency dental sales was primarily due to the impact of lower
pricing for U.S. dental merchandise markets, resulting from lower glove pricing as well as time-limited targeted
sales initiatives, the impact of the deferral of sales of U.S. dental equipment from the fourth quarter of 2023 into the
first quarter of 2024 as a result of the cyber incident,

and the impact on U.S. dental equipment from market
uncertainty related to tariffs.

The decrease was partially offset by dental equipment sales growth in certain of our
international markets.
The 3.1% increase in internally generated local currency medical sales was attributable to increased patient traffic
and growth of our Home Solutions business.
The decrease in internally generated local currency value-added services sales was attributable primarily to lower
sales in our practice transitions business, which can fluctuate from quarter to quarter.
We estimate that sales of PPE products (including gloves) and COVID-19 test kits were approximately $302 million for the six months ended June 28, 2025, as compared to $320 million for the six months ended June 29,
2024, representing an estimated decrease of $18 million.

The estimated $18 million net decrease in sales of PPE
products and COVID-19 test kits represents 0.3% of Global Distribution and Value

-Added Services net sales for
the six months ended June 28, 2025, and was primarily due to lower glove prices.

The estimated increase in the
segment’s internally generated local currency sales, excluding PPE products and COVID-19 test kits, was 1.0%.
Global Specialty Products
Global Specialty Products net sales for the six months ended June 28, 2025 increased 3.1%.

The components of
our sales increase are presented in the table above.
The 2.0% increase in internally generated local currency sales was attributable to growth in our implant and
biomaterial businesses in certain of our international markets, partially offset by a decline in endodontic and
orthodontic sales.

The increase in constant currency Global Specialty Products

sales was also attributable to the
acquisition of TriMed Inc. during the year ended December 28, 2024.

Global Technology
Global Technology net sales for the six months ended June 28, 2025 increased 5.1%.

The components of sales
growth are presented in the table above.
The internally generated local currency increase of 5.0% in Global Technology sales was primarily attributable to a continued increase in the number of cloud-based users of our practice management software and an increase in
revenue cycle management solutions, partially offset by lower revenues of certain legacy products.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
June 28, Gross June 29, Gross Increase / (Decrease)
2025 Margin % 2024 Margin % $ %
Global Distribution and Value

-Added Services
$ 1,369 25.3% $ 1,408 26.3% $ (39) (2.8) %
Global Specialty Products 417 55.4 404 55.3 13 3.4
Global Technology 224 67.9 211 67.4 13 5.9
Corporate 6 n/a 7 n/a (1) n/a
Total

$ 2,016 31.5 $ 2,030 32.2 $ (14) (0.7)
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

With respect
to customer mix, sales to our large-group customers are typically completed at lower gross margins due to the
higher volumes sold as opposed to the gross margin on sales to office-based practitioners, which normally purchase
lower volumes.

The decrease in Global Distribution and Value-Added Services gross profit for the six months ended June 28, 2025 compared to the prior-year-period is due to lower glove pricing as well as time-limited targeted initiatives to accelerate growth in market share, lower sales of dental equipment in the U.S.

and lower sales in our practice
transitions business.
The increase in Global Specialty Products gross profit reflects increased internally generated sales volume and
gross profit from acquisitions.

Gross margin rates were relatively flat.
The increase in Global Technology gross profit is the result of higher internally generated sales and improved gross margin rates.

Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring costs) by segment were as follows:
% of % of
June 28, Respective June 29, Respective Increase / (Decrease)
2025 Gross Sales 2024 Gross Sales $ %
Global Distribution and Value

-Added Services
$ 1,043 19.3% $ 1,061 19.8% $ (18) (1.7) %
Global Specialty Products 309 41.1 321 43.8 (12) (3.4)
Global Technology 137 41.5 143 45.8 (6) (4.7)
Corporate 72 n/a 37 n/a 35 n/a
1,561 24.4 1,562 24.8 (1) -
Adjustments (1) 129 n/a 159 n/a (30) n/a
Total operating expenses $ 1,690 26.4 $ 1,721 27.3 $ (31) (1.8)
(1)
Adjustments represent items excluded from segment operating income to enable comparison of financial results between periods.

These
items may vary independently of business performance.

Please see
Note 5 – Segment Data
.

These adjustments (current year-to-date vs.
prior year-to-date) consist of (i) acquisition intangible amortization ($87 million vs. $93 million), (ii) restructuring costs ($48 million vs.
$25 million), (iii) change in contingent consideration ($(2) million vs. $38 million), (iv) litigation settlements ($1 million vs. $5 million), (v) cyber incident-insurance proceeds, net of

third-party advisory expenses ($(20) million net proceeds vs. $(2) million net proceeds), (vi) impairment of intangible assets ($1 million vs. $0 million), and (vii) costs associated with shareholder advisory matters and select value creation consulting costs ($14 million vs. $0 million).
The net decrease in operating expenses is attributable to the following:
Operating Costs
(excluding
acquisitions) Acquisitions Adjustments Total
Global Distribution and Value

-Added Services
$ (32) $ 14 $ - $ (18)
Global Specialty Products (10) (2) - (12)
Global Technology (6) - - (6)
Corporate 35 - - 35
(13) 12 - (1)
Adjustments - - (30) (30)
Total operating expenses $ (13) $ 12 $ (30) $ (31)
The components of the net decrease in total operating expenses are presented in the table above.

The decrease in
operating costs (excluding acquisitions) during the six months ended

June 28, 2025 included cost savings from our
restructuring activities, certain changes in estimates and other operating cost efficiencies, partially offset by an
increase in Corporate investments in technology in anticipation of the launch of our Global E-Commerce Platform
(www.henryschein.com)

and timing of certain non-income tax credits.
Other Expense, Net
Other expense, net was as follows:
June 28, June 29, Variance
2025 2024 $ %
Interest income

$ 15 $ 11 $ 4 34.8%
Interest expense

(73) (62) (11) (17.8)
Other, net

(2) 1 (3) (538.2)
Other expense, net

$ (60) $ (50) $ (10) (20.8)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings.

Income Taxes
Our effective tax rate was 24.7% for the six months ended June 28, 2025, compared to 25.2%

for the prior year
period.

The difference between our effective and federal statutory tax rates primarily relates to state and foreign
income taxes and interest expense.
On July 4, 2025, after the end of the second quarter (June 28, 2025), President

Trump signed the reconciliation tax
bill, commonly known as the OBBBA,

into law.

This includes significant changes to corporate tax rates,
limitations on certain deductions and modifications to international tax provisions.

We are currently assessing the
impact of the OBBBA on our consolidated financial statements.
The OECD issued technical and administrative guidance on Pillar Two rules in December 2021, which provides for a global minimum tax rate on the earnings of large multinational businesses on a country-by-country basis.

Effective January 1, 2024, the minimum global tax rate is 15% for various jurisdictions pursuant to the Pillar Two
rules.

Future tax reform resulting from these developments may result in changes to long-standing tax principles,
which may adversely impact our effective tax rate going forward or result in higher cash tax liabilities.

As of June
28, 2025, the impact of the Pillar Two rules to our financial statements was immaterial.

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
Net cash provided by operating activities was $157 million for the six months ended June 28, 2025, compared to
net cash provided by operating activities of $493 million for the prior year.

The net change of $336 million was
primarily attributable to changes in working capital accounts (primarily accounts receivable, inventory, and
accounts payable and accrued expenses).

Our operating cash flows during the six months ended June

29, 2024
were affected by the residual impacts of the 2023 cyber incident and included a higher-than-normal level of cash
collections.

Our cash collections normalized during the six months ended

June 28, 2025.
Net cash used in investing activities was $197 million for the six months ended June 28, 2025, compared to net
cash used in investing activities of $281 million for the prior year.

The net change of $84 million was primarily
attributable to reduced payments for equity investments and business acquisitions.
Net cash provided by financing activities was $145 million for the six months ended June 28, 2025, compared to
net cash used in financing activities of $265 million for the prior year.

The net change of $410 million was
primarily due to increased net borrowings from debt to finance our investments and proceeds received from the
issuance of common stock, partially offset by increased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources:
June 28, December 28,
2025 2024
Cash and cash equivalents

$ 145 $ 122
Working

capital

(1)
1,236 1,180
Debt:
Bank credit lines

$ 901 $ 650
Current maturities of long-term debt

27 56
Long-term debt

2,090 1,830
Total debt

$ 3,018 $ 2,536
Leases:
Current operating lease liabilities $ 81 $ 75
Non-current operating lease liabilities 259 259
(1)

Includes $440 million and $241 million of certain accounts receivable, which serve as security for U.S. trade accounts receivable securitization at June 28, 2025 and December 28, 2024, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations decreased to 44.7 days as of June 28, 2025 from
48.9 days as of June 29, 2024, which was primarily attributable to impact that the cyber incident had on the cash
collections during the three months ended March 30, 2024.

During the six months ended June 28, 2025, we wrote
off approximately $5 million of fully reserved accounts receivable against our trade receivable reserve.

Our
inventory turns from operations decreased to 4.7 as of June 28, 2025 from 5.0 as of June 29, 2024.

Our working
capital accounts may be impacted by current and future economic conditions.
Leases
We
have operating and finance leases for corporate offices, office space, distribution and other facilities,

vehicles
and certain equipment.

Our leases have remaining terms of less than one year to approximately

16 years, some of
which may include options to extend the leases for up to 15 years.

As of June 28, 2025, our right-of-use assets
related to operating leases were $300 million and our current and non-current operating lease liabilities were $81
million and $259 million, respectively.
Stock Repurchases
On January 27, 2025, our Board of Directors authorized the repurchase of up to an additional $500 million in shares
of our common stock.
On May 19, 2025, we executed an accelerated share repurchase program to repurchase a total of $250 million of
our outstanding common stock based on volume-weighted average prices.

As of June 28, 2025, we received
3,122,832 shares at an estimated fair value of $223

million, which were recorded in treasury stock.

In July 2025,
we received an additional 368,651 shares at an estimated fair value of

$27 million, representing the final amount of
shares to be received under this accelerated share repurchase program.

From March 3, 2003 through June 28, 2025, we repurchased $5.6 billion,

or 101,727,771 shares (including shares
delivered after June 28, 2025), under our common stock repurchase programs,

with $432 million available as of
June 28, 2025 for future common stock share repurchases.
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

As of June 28, 2025 and December 28, 2024, our balance

for
redeemable noncontrolling interests was $811 million and $806 million, respectively.

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

Based
on this evaluation, our management, including our principal executive officer and principal financial officer,
concluded that our disclosure controls and procedures were effective as of June 28, 2025,

to ensure that all material
information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated
and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such
information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules
and forms, and the rules of the Nasdaq stock exchange.
Changes in Internal Control over Financial Reporting
The combination of acquisitions, continued acquisition integrations and systems implementation activity
undertaken during the quarter ended June 28, 2025, and carried over from prior quarters,

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

Subsequent additional
increases since 2003 that have aggregated to an additional $5.9 billion,

authorized by our Board, to the repurchase
program provide for a total of $6.0 billion (including $500 million authorized on January 27, 2025) of shares of our
common stock to be repurchased under this program,

with $432 million currently available for future share
repurchases.
On May 19, 2025, we executed an accelerated share repurchase program to repurchase a total of $250 million of
our outstanding common stock based on volume-weighted average prices.

As of June 28, 2025, we received
3,122,832 shares at an estimated fair value of $223 million, which were recorded in treasury stock.

In July 2025,
we received an additional 368,651 shares at an estimated fair value of $27 million, representing the final amount of
shares to be received under this accelerated share repurchase program.

As of June 28, 2025, we had repurchased approximately $5.6 billion of common stock (101,727,771 shares,
including shares delivered after June 28, 2025) under these initiatives.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended June 28, 2025:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
3/30/2025 through 4/26/2025 535,000
$
67.36 535,000 10,471,696
4/27/2025 through 5/31/2025 3,122,832 71.48 3,122,832 6,561,184
6/1/2025 through 6/28/2025 - - - 6,267,466
3,657,832 3,657,832
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

ITEM 5.

OTHER INFORMATION
Amendment and Restatement of the Henry Schein, Inc. Supplemental Executive

Retirement Plan
On August 1, 2025, the Compensation Committee approved the

amendment and restatement of the Henry Schein,
Inc. Supplemental Executive Retirement Plan (the “SERP”), effective as of September

1, 2025.

The amendment
and restatement incorporates the following changes:

•
Participants are permitted to make a one-time, irrevocable election to change the form of payment of their
vested account balance (as adjusted for earnings) as of the date they terminate employment from a lump
sum payment to annual installments paid over three or five years, in each case starting five years after the
originally scheduled payment date, or to elect to retain the lump sum form of payment but delay the
payment date for five years after the originally scheduled payment date.
•
Permits the Compensation Committee to increase “Recognized Compensation”

to any specified amount
above the amount provided under the prior definition of “Recognized

Compensation.”

A participant’s
book-keeping contribution under the SERP each year is the amount that the participant’s base
compensation exceeds “Recognized Compensation,” multiplied by a contribution percentage established by
the Compensation Committee.
• Additional other changes to reflect the Company’s administrative and procedural practices under the SERP.

The foregoing summary of the SERP does not purport to be complete and is subject to, and qualified in its entirety
by, the full text of the SERP,

which is attached as Exhibit 10.1 and incorporated herein by reference.

ITEM 6.

EXHIBITS
10.1
Amended and Restated Term Loan Credit Agreement, dated as of June 6, 2025, among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and joint lead arranger, U.S. Bank National Association, as syndication agent and joint lead arranger, and The Toronto-Dominion Bank,
New York Branch, and Bank of America, N.A., as co-documentation agents and joint lead arrangers and ING Bank, N.V. and BNP Paribas, as co-
documentation agents. (Incorporated by reference to Exhibit 10.1 to our Current
Report on Form 8-K filed on June 9, 2025.)
10.2
Third Amended and Restated Revolving Credit Agreement, dated as of June 6,
2025, among us, the several lenders parties thereto, and JPMorgan Chase Bank,
N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and The Toronto-Dominion Bank, New York Branch, Bank of America,
N.A., UniCredit Bank, A.G., the Bank of New York Mellon, ING Bank, N.V.
and HSBC Bank USA, N.A., as co-documentation agents. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 9,
2025.)
10.3
Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective September 1, 2025.+**
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended June 28, 2025,

formatted in Inline XBRL (included within
Exhibit 101 attachments).+
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
Dated: August 5, 2025