Form 10-Q
period 2025-09-27
HENRY SCHEIN INC
filed 2025-11-04
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly

period ended
September 27, 2025
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
Yes
☐

No
☒

As of October 27, 2025, there were
117,724,807

shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
as of September 27, 2025 and December 28, 2024
3
Condensed Consolidated Statements of Income
for the three and nine months ended
September 27, 2025 and September 28, 2024
4
Condensed Consolidated Statements of Comprehensive Income
for the
three and nine months ended September 27, 2025 and September 28, 2024
5
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the three months ended
September 27, 2025 and September 28, 2024
6
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the nine months ended
September 27, 2025 and September 28, 2024
7
Condensed Consolidated Statements of Cash Flows
for the nine months ended
September 27, 2025 and September 28, 2024

8
Notes to Condensed Consolidated Financial Statements
9
Note 1 – Basis of Presentation
9
Note 2 – Significant Accounting Policies and Recently
Issued Accounting Standards
10
Note 3 – Cyber Incident
11
Note 4 – Net Sales from Contracts with Customers
12
Note 5 – Segment Data
13
Note 6 – Business Acquisitions
16
Note 7 – Fair Value Measurements
19
Note 8 – Debt
22
Note 9 – Income Taxes
25
Note 10 – Plans of Restructuring
26
Note 11 – Legal Proceedings
28
Note 12 – Stock-Based Compensation
29
Note 13 – Redeemable Noncontrolling Interests
32
Note 14 – Comprehensive Income
32
Note 15 – Earnings Per Share
34
Note 16 – Supplemental Cash Flow Information
34
Note 17 – Related Party Transactions
35
Note 18 – KKR Investment and Accelerated Share Repurchase Program
36
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
37
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
55
ITEM 4.
Controls and Procedures
55
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
57
ITEM 1A.
Risk Factors
57
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
57
ITEM 5.
Other Information
58
ITEM 6.
Exhibits
59
Signature
60

See accompanying notes.

PART

I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions,

except share data)
September 27, December 28,
2025 2024
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents

$
136
$
122
Accounts receivable, net of allowance for credit losses of $
84

and $
78

(1)
1,743
1,482
Inventories, net
1,912
1,810
Prepaid expenses and other

604
569
Total current assets

4,395
3,983
Property and equipment, net

603
531
Operating lease right-of-use assets
308
293
Goodwill

4,147
3,887
Other intangibles, net

1,046
1,023
Investments and other
598
501
Total assets

$
11,097
$
10,218
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable

$
1,035
$
962
Bank credit lines

913
650
Current maturities of long-term debt

30
56
Operating lease liabilities
81
75
Accrued expenses:
Payroll and related

291
303
Taxes

181
139
Other

618
618
Total current liabilities

3,149
2,803
Long-term debt (1)
2,153
1,830
Deferred income taxes

144
102
Operating lease liabilities
264
259
Other liabilities

487
387
Total liabilities

6,197
5,381
Redeemable noncontrolling interests

877
806
Commitments and contingencies

(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01

par value,
1,000,000

shares authorized,
none

outstanding
-
-
Common stock, $
0.01

par value,
480,000,000

shares authorized,
118,567,917

issued and outstanding on September 27, 2025 and
124,155,884

issued and outstanding on December 28, 2024
1
1
Additional paid-in capital
207
-
Retained earnings

3,375
3,771
Accumulated other comprehensive loss

(222)
(379)
Total Henry Schein, Inc. stockholders' equity
3,361
3,393
Noncontrolling interests
662
638
Total stockholders' equity

4,023
4,031
Total liabilities, redeemable noncontrolling

interests and stockholders' equity
$
11,097
$
10,218
(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”).

At September 27, 2025 and
December 28, 2024, includes trade accounts receivable of $
492

million and $
241

million, respectively, and long-term debt of $
400
million and $
150

million, respectively.

See
Note 1 – Basis of Presentation

for further information.

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF INCOME
(in millions,

except share and per share data)
(unaudited)
Three Months Ended Nine Months Ended
September 27, September 28, September 27, September 28,
2025 2024 2025 2024
Net sales

$
3,339
$
3,174
$
9,747
$
9,482
Cost of sales

2,313
2,181
6,705
6,459
Gross profit

1,026
993
3,042
3,023
Operating expenses:

Selling, general and administrative

760
724
2,276
2,296
Depreciation and amortization
68
64
194
188
Restructuring costs

34
48
82
73
Operating income

164
157
490
466
Other income (expense):

Interest income

9
7
24
18
Interest expense

(38)
(34)
(111)
(96)
Other, net

(1)
(2)
(3)
(1)
Income before taxes, equity in earnings of affiliates and
noncontrolling interests
134
128
400
387
Income taxes

(28)
(32)
(94)
(97)
Equity in earnings of affiliates, net of tax

3
3
10
12
Net income

109
99
316
302
Less: Net income attributable to noncontrolling interests

(8)
-
(19)
(6)
Net income attributable to Henry Schein, Inc.

$
101
$
99
$
297
$
296
Earnings per share attributable to Henry Schein, Inc.:

Basic

$
0.84
$
0.79
$
2.44
$
2.32
Diluted

$
0.84
$
0.78
$
2.42
$
2.30
Weighted-average common

shares outstanding:

Basic

120,199,552
126,124,715
121,965,991
127,550,045
Diluted

121,036,247
127,054,934
122,840,062
128,498,494

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
(in millions)

(unaudited)
Three Months Ended Nine Months Ended
September 27, September 28, September 27, September 28,
2025 2024 2025 2024
Net income $
109
$
99
$
316
$
302
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)
(1)
58
208
(58)
Unrealized gain (loss) from hedging activities

4
(18)
(22)
(3)
Other comprehensive income (loss), net of tax
3
40
186
(61)
Comprehensive income

112
139
502
241
Comprehensive income attributable to noncontrolling interests:

Net income
(8)
-
(19)
(6)
Foreign currency translation loss (gain)
2
(12)
(29)
3
Comprehensive income attributable to noncontrolling
interests

(6)
(12)
(48)
(3)
Comprehensive income attributable to Henry Schein, Inc.

$
106
$
127
$
454
$
238

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS

OF CHANGES IN

STOCKHOLDERS’ EQUITY
(in millions, except share data)
(unaudited)
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income (Loss)

Interests
Equity
Balance, June 28, 2025
121,895,045
$
1
$
186
$
3,485
$
(227)
$
643
$
4,088
Net income (excluding $
1

attributable to Redeemable
noncontrolling interests) - - -
101
-
7
108
Foreign currency translation gain (loss) (excluding loss of $
1
attributable to Redeemable noncontrolling interests) - - - -
1
(1)
-
Unrealized gain from hedging activities,
net of tax of $
1
- - - -
4
-
4
Contributions from noncontrolling shareholders - - - - -
12
12
Change in fair value of redeemable securities - -
(12)
- - -
(12)
Noncontrolling interests and adjustments related to
business acquisitions and contingent consideration - -
14
- - -
14
Repurchase and retirement of common stock
(3,335,985)
-
7
(211)
- -
(204)
Stock issued upon exercise of stock options
2,446
- - - - - -
Stock-based compensation expense
9,789
-
12
- -
1
13
Shares withheld for payroll taxes
(3,442)
- - - - - -
Settlement of stock-based compensation awards
64
- - - - - -
Balance, September 27, 2025
118,567,917
$
1
$
207
$
3,375
$
(222)
$
662
$
4,023
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
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income (Loss)

Interests
Equity
Balance, December 28, 2024
124,155,884
$
1
$
-
$
3,771
$
(379)
$
638
$
4,031
Net income (excluding $
0

attributable to Redeemable
noncontrolling interests)

- - -
297
-
19
316
Foreign currency translation gain (excluding gain of $
28
- - - - - -
attributable to Redeemable noncontrolling interests) - - - -
179
1
180
Unrealized loss from hedging activities, - - - - - -
net of tax benefit of $
8
- - - -
(22)
-
(22)
Pension adjustment gain, net of tax of $
1
- - - - - - -
Net contributions from noncontrolling shareholders - - - - -
5
5
Purchase of noncontrolling interests - -
(1)
- -
(1)
(2)
Change in fair value of redeemable securities

- -
(50)
- - -
(50)
Noncontrolling interests and adjustments related to - - - - - -
business acquisitions and contingent consideration - -
(46)
- -
(1)
(47)
Issuance of common stock
3,285,151
-
250
- - -
250
Repurchase and retirement of common stock

(9,249,302)
-
(75)
(579)
- -
(654)
Stock issued upon exercise of stock options

16,538
-
1
- - -
1
Stock-based compensation expense
556,270
-
28
- -
1
29
Shares withheld for payroll taxes

(196,742)
-
(14)
- - -
(14)
Settlement of stock-based compensation awards
118
- - - - - -
Transfer of charges in excess of

capital
- - -
114
(114)
- - - -
Balance, September 27, 2025
118,567,917
$
1
$
207
$
3,375
$
(222)
$
662
$
4,023
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

OF CASH FLOWS
(in millions)
(unaudited)
Nine Months Ended
September 27, September 28,
2025 2024
Cash flows from operating activities:
Net income

$
316
$
302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization

229
221
Impairment charge on intangible assets
1
-
Non-cash restructuring charges
7
11
Stock-based compensation expense
29
30
Provision for losses on trade and other accounts receivable

9
12
Benefit from deferred income taxes
-
(41)
Equity in earnings of affiliates
(10)
(12)
Distributions from equity affiliates

9
10
Changes in unrecognized tax benefits

6
3
Other

(44)
(25)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable

(198)
188
Inventories

(25)
38
Other current assets

(3)
38
Accounts payable and accrued expenses

5
(131)
Net cash provided by operating activities
331
644
Cash flows from investing activities:
Purchases of property and equipment
(96)
(112)
Payments related to equity investments and business acquisitions, net of cash acquired

(112)
(223)
Proceeds from loan to affiliate
2
3
Capitalized software costs
(38)
(30)
Other

(9)
(10)
Net cash used in investing activities

(253)
(372)
Cash flows from financing activities:
Net change in bank credit lines
257
374
Proceeds from issuance of long-term debt

314
120
Principal payments for long-term debt

(28)
(193)
Debt issuance costs
(2)
-
Proceeds from issuance of stock upon exercise of stock options

1
3
Payments for repurchases and retirement of common stock

(650)
(310)
Issuance of common stock
250
-
Payments for taxes related to shares withheld for employee taxes
(14)
(9)
Distributions to noncontrolling shareholders
(12)
(36)
Payments for contingent consideration
(19)
-
Acquisitions of noncontrolling interests in subsidiaries

(79)
(255)
Net cash provided by (used in) financing activities
18
(306)
Effect of exchange rate changes on cash and cash equivalents
(82)
(11)
Net change in cash and cash equivalents
14
(45)
Cash and cash equivalents, beginning of period

122
171
Cash and cash equivalents, end of period

$
136
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

financial statements.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited
consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report
on Form 10-K for the year ended December 28, 2024 and with the information contained in our other publicly-
available filings with the Securities and Exchange Commission.

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

The results of operations for the three and nine months ended September

27, 2025 are not necessarily indicative of
the results to be expected for any other interim period or for the year ending December 27, 2025.
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

At September 27, 2025 and December 28, 2024, certain trade

accounts receivable that can
only be used to settle obligations of this VIE were $
492

million and $
241

million, respectively, and the liabilities of
this VIE where the creditors have recourse to us were $
400

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
September 27, 2025, as compared to the significant accounting policies described in Item 8 of our Annual Report
on Form 10-K for the year ended December 28, 2024.
Recently Issued Accounting Standards
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2025-06, “ Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted
Improvements to the Accounting for Internal-Use Software ,” which removes all references to software development project stages.

The ASU requires entities to begin capitalizing software costs when management authorizes and
commits to funding the software project, and it is probable

that the project will be completed and the software will
be used for its intended purpose.

This ASU is effective for annual reporting periods beginning after December

15,
2027, and interim reporting periods within those annual reporting periods, with early adoption permitted.

Upon
adoption, the guidance can be applied prospectively, retrospectively, or with a modified transition approach.

We
are currently evaluating the impact that ASU 2025-06 will have on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, “ Financial Instruments - Credit Losses (Subtopic 326): Measurement
of Credit Losses for Accounts Receivable and Contract Assets, ” which introduces a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged throughout the remaining life of the
asset when estimating expected credit losses on current accounts receivable and current contract asset under Topic
606 on revenue from contracts with customers. This ASU is effective for annual reporting periods beginning after
December 15, 2025, with early adoption permitted.

We do not expect ASU 2025-05 to have a material impact on
our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “ Income Statement - Reporting Comprehensive Income -
Expense Disaggregation Disclosure (Subtopic 220-40) : Disaggregation of Income Statement Expenses ,” which requires additional disclosure about the specific expense categories in the notes to financial statements at interim
and annual reporting periods.

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

The adoption of this

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
11

ASU will expand our income tax disclosures and will not have a material impact on our consolidated balance sheet
or consolidated statement of income.
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
60

million insurance policy, following a $
5

million
retention.

During the three and nine months ended September 27, 2025,

we did
no
t incur any expenses directly
related to the cyber incident.

During the three and nine months ended September 28, 2024 we incurred $
1

million
and $
9

million, respectively, of expenses related to the cyber incident, mostly consisting of professional fees.

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
The following table disaggregates our net sales by reportable segment:

Three Months Ended

Nine Months Ended
September 27, September 28, September 27, September 28,
2025 2024 2025 2024
Net Sales:
Global Distribution and Value

-Added Services
Global Dental merchandise $
1,210
$
1,155
$
3,613
$
3,579
Global Dental equipment
440
417
1,263
1,245
Global Value

-added services
64
63
174
175
Global Dental
1,714
1,635
5,050
4,999
Global Medical

1,126
1,076
3,197
3,059
Total Global Distribution

and Value

-Added Services
2,840
2,711
8,247
8,058
Global Specialty Products
369
348
1,122
1,078
Global Technology
173
157
502
470
Eliminations
(43)
(42)
(124)
(124)
Total $
3,339
$
3,174
$
9,747
$
9,482
Contract Liabilities
The following table presents our contract liabilities:

As of
September 27, December 28, September 28, December 30,
Description 2025 2024 2024 2023
Current contract liabilities $
79
$
81
$
76
$
89
Non-current contract liabilities
9
8
8
9
Total contract

liabilities
$
88
$
89
$
84
$
98
During the nine months ended September 27, 2025, we recognized $
66

million in net sales that had been previously
deferred at December 28, 2024.

During the nine months ended September 28, 2024, we recognized

$
72

million in
net sales that had been previously deferred at December 30, 2023.

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

performance and allocates
resources.

Our revised
reportable segments

now consist of: (i) Global Distribution and Value-Added Services; (ii)
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
Gross Sales:
Global Distribution and Value

-Added Services
(1) $
2,840
$
2,711
$
8,247
$
8,058
Global Specialty Products (2)
369
348
1,122
1,078
Global Technology (3)
173
157
502
470
Total Gross Sales
3,382
3,216
9,871
9,606
Less: Eliminations:
Global Distribution and Value

-Added Services

(5)
(5)
(13)
(26)
Global Specialty Products
(38)
(37)
(111)
(98)
Global Technology
-
-
-
-
Total Eliminations
(43)
(42)
(124)
(124)
Net Sales
Global Distribution and Value

-Added Services

2,835
2,706
8,234
8,032
Global Specialty Products

331
311
1,011
980
Global Technology
173
157
502
470
Total Net Sales
3,339
3,174
9,747
9,482
Segment Cost of Sales (4)
Global Distribution and Value

-Added Services

2,138
2,025
6,176
5,964
Global Specialty Products
165
152
501
478
Global Technology
58
50
163
152
Total Segment Cost of Sales
2,361
2,227
6,840
6,594
Segment Operating Expenses
(5)
Global Distribution and Value

-Added Services

524
502
1,567
1,563
Global Specialty Products
133
151
442
472
Global Technology
69
68
206
211
Total Segment Operating Expenses
726
721
2,215
2,246
Segment Operating Income
Global Distribution and Value

-Added Services
178
184
504
531
Global Specialty Products
71
45
179
128
Global Technology
46
39
133
107
Total Segment Operating Income
295
268
816
766
Corporate, net
(33)
(25)
(99)
(55)
Adjustments
(6)
(98)
(86)
(227)
(245)
Total Operating Income $
164
$
157
$
490
$
466
Three Months Ended Nine Months Ended
September 27, September 28, September 27, September 28,
2025 2024 2025 2024
Depreciation and Amortization
Global Distribution and Value

-Added Services
$
7
$
7
$
20
$
19
Global Specialty Products
11
7
28
21
Global Technology
9
8
26
26
Total Segment Depreciation and Amortization
27
22
74
66
Corporate
7
5
22
15
Acquisition intangible amortization within
adjustments (6)
46
47
133
140
Total Depreciation and Amortization $
80
$
74
$
229
$
221

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

The following table presents a breakdown of such adjustments:

Three Months Ended Nine Months Ended
September 27, September 28, September 27, September 28,
2025 2024 2025 2024
Adjustments:
Restructuring costs $
(34)
$
(48)
$
(82)
$
(73)
Acquisition intangible amortization
(46)
(47)
(133)
(140)
Cyber incident-insurance proceeds, net of third-party advisory expenses
-
9
20
11
Change in contingent consideration
(6)
-
(4)
(38)
Litigation settlements
(2)
-
(3)
(5)
Impairment of intangible assets
-
-
(1)
-
Costs associated with shareholder advisory matters and select value creation consulting costs
(10)
-
(24)
-
Total adjustments $
(98)
$
(86)
$
(227)
$
(245)

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
2025 Acquisitions
During the nine months ended September 27, 2025, we acquired companies within the Global Distribution and
Value

-Added Services and Global Specialty Products segments.

We acquired ownership interest in these
companies ranging from
60
% to
100
%.
The following table aggregates the preliminary estimated fair value, as of the date of the acquisition, of
consideration paid and net assets acquired for acquisitions during the nine months ended September 27, 2025:

Preliminary
Allocation as of
September 27, 2025
Acquisition consideration:
Cash $
112
Deferred consideration
1
Estimated fair value of contingent consideration payable
11
Fair value of previously held equity method investments
81
Noncontrolling interests
85
Total consideration $
290
Identifiable assets acquired and liabilities assumed:
Current assets $
50
Intangible assets
116
Other noncurrent assets
35
Current liabilities
(15)
Long-term debt
(1)
Deferred income taxes
(21)
Other noncurrent liabilities
(4)
Total identifiable

net assets
160
Goodwill
130
Total net assets acquired $
290
The accounting for acquisitions in the nine months ended September 27, 2025 has not been completed in several
areas, including, but not limited to, pending assessment of certain assets, primarily including identifiable
intangibles and certain equity method investments, and certain liabilities,

primarily including deferred income
taxes.
Goodwill is a result of the synergies and cross-selling opportunities that these acquisitions are expected to provide
for us, as well as the expected growth potential.

The majority of the acquired goodwill is not deductible

for tax
purposes.
During the three and nine months ended September 27, 2025, in connection with acquisitions of controlling
interests of affiliates, we recognized gains of approximately $
28

million and $
32

million, respectively, related to the
remeasurement to fair value of our previously held equity investments.

Such gains were calculated using a
discounted cash flow model based on Level 3 inputs, as defined in
Note 7 – Fair Value Measurements
,

which was
recorded in selling, general and administrative in the condensed consolidated statements of income.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
17
The following table summarizes the intangible assets acquired during the nine months ended September 27, 2025:

2025
Weighted Average

Useful
Lives (in years)
Customer relationships and lists
97
10
Trademarks / Tradenames
18
6
Non-compete agreements
1
5
Total $
116
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
11

years,
7

years,
9

years and
5

years, respectively.
During the first half of fiscal 2025 we completed the accounting for all acquisitions that occurred in the year ended
December 28, 2024.

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

financial statements.
Acquisition Costs
During the three and nine months ended September 27, 2025, we incurred $
1

million and $
4

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

Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
based on Level 3 inputs within the fair value hierarchy, and as of September 27, 2025 and December 28, 2024 was
estimated at $
3,096

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
The components of the change in the fair value of contingent consideration for the three and nine months ended
September 27, 2025 and September 28, 2024 are presented in the following table:

Three Months Ended Nine Months Ended
September 27, September 28, September 27, September 28,
2025 2024 2025 2024
Balance, beginning of period

$
106
$
46
$
30
$
6
Increase in contingent consideration due to business
acquisitions and acquisitions of noncontrolling interests in subsidiaries
1
-
95
2
Decrease in contingent consideration due to payments
-
-
(19)
-
Change in fair value of contingent consideration in
connection with business acquisitions
7
-
5
38
Change in fair value of contingent consideration in
connection with

changes in ownership in consolidated
subsidiaries
(18)
-
(15)
-
Balance, end of period

$
96
$
46
$
96
$
46

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
21
The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring
basis classified under the appropriate level of the fair value hierarchy as of

September 27, 2025 and December 28,
2024:

September 27, 2025
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
2
$
-
$
2
Derivative contracts undesignated
-
1
-
1
Total return

swap
-
2
-
2
Total assets

$
-
$
5
$
-
$
5
Liabilities:
Derivative contracts designated as hedges $
-
$
23
$
-
$
23
Derivative contracts undesignated
-
-
-
-
Contingent consideration
-
-
96
96
Total liabilities

$
-
$
23
$
96
$
119
Redeemable noncontrolling interests

$
-
$
-
$
877
$
877
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
22
Note 8 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:

September 27, December 28,
2025 2024
Revolving credit agreement $
250
$
-
Other short-term bank credit lines
663
650
Total $
913
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

As of
September 27, 2025 the interest rate on this revolving credit facility was
4.14
% plus
1.07
% for a combined rate of
5.21
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

As of September
27, 2025 and December 28, 2024, we had $
250

million and $
0

million in borrowings, respectively, under this
revolving credit facility.

During the nine months ended September 27, 2025, the

average outstanding balance under
the Revolving Credit Agreement was approximately $
181

million.

As of September 27, 2025 and December 28,
2024, there were $
10

million and $
11

million of letters of credit, respectively, provided to third parties under the
Revolving Credit Agreement.
Other Short-Term Bank Credit

Lines
As of September 27, 2025 and December 28, 2024, we had various other short-term bank credit lines available, in
various currencies, with a maximum borrowing capacity of $
783

million and $
790

million, respectively.

As of
September 27, 2025 and December 28, 2024, $
663

million and $
650

million, respectively, were outstanding.

During the nine months ended September 27, 2025, the average outstanding balances under our various other short-
term bank credit lines was approximately $
675

million.

As of September 27, 2025 and December 28, 2024,
borrowings under other short-term bank credit lines had weighted average interest rates of
5.11
% and
5.35
%,
respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
23
Long-term debt
Long-term debt consisted of the following:

September 27, December 28,
2025 2024
Private placement facilities

$
975
$
975
Term loan
749
712
U.S. trade accounts receivable securitization
400
150
Various

collateralized and uncollateralized loans payable with interest, in varying installments through 2031 at interest rates
from
0.00
% to
9.42
% at September 27, 2025 and
from
0.00
% to
9.42
% at December 28, 2024
52
43
Finance lease obligations
7
6
Total

2,183
1,886
Less current maturities
(30)
(56)
Total long-term debt

$
2,153
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

September 27, 2025, which have a weighted
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

6,
2030.

As of September 27, 2025, the borrowings outstanding under this term loan were $
749

million.

At
September 27, 2025, the interest rate under the Term Credit Agreement was
4.18
% plus
1.25
%, for a combined rate
of
5.43
%.

As of December 28, 2024, the borrowings outstanding under this term loan were $
712

million.

At
December 28, 2024, the interest rate under the Term Credit Agreement was
4.45
% plus
1.60
%, for a combined rate
of
6.05
%.

However, at December 28, 2024, we had a hedge in place creating an effective fixed rate of
6.04
%.

After renewing the Term Credit Agreement in June of 2025, our hedged portion of the Term Credit Agreement was approximately
91
% of the notional total.

As of September 27, 2025, the effective fixed rate was
5.69
% and the
floating rate was
5.43
%, resulting in a weighted average rate of
5.67
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
450

million with
two

banks as agents.
As of September 27, 2025 and December 28, 2024, the borrowings outstanding under this securitization facility
were $
400

million and $
150

million, respectively.

At September 27, 2025, the interest rate on borrowings under this facility was based on the
asset-backed commercial paper rate

of
4.36
% plus
0.75
%, for a combined rate of
5.11
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
Note 9 – Income Taxes

For the three months ended September 27, 2025, our effective tax rate was
21.3
%, compared to
24.7
% for the prior
year period.

The difference between our effective and federal statutory tax rates primarily relates to state and foreign income taxes and interest expense.

For the three months ended September 27, 2025, the difference was further impacted by the tax treatment associated with the acquisition of a controlling interest of a previously held
non-controlling equity investment.

For the nine months ended September 27, 2025, our effective tax rate was
23.5
%, compared to
25.1
% for the prior
year period.

The difference between our effective tax rate and the federal statutory tax rate is primarily due to state
and foreign income taxes and interest expense.

For the nine months ended September 27, 2025, the difference was further impacted by the tax treatment associated with the acquisition of a controlling interest of a previously held
non-controlling equity investment.
On July 4, 2025, President Trump signed the reconciliation tax bill, commonly known as the “One

Big Beautiful
Bill Act” (OBBBA),

into law.

Corporate provisions in the OBBBA include immediate expensing of domestic research and experimental expenditures, limitations on certain deductions and modifications to international tax
provisions.

As a result of the OBBBA, we anticipate a reduction in current income tax liabilities and deferred tax
assets.
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

As of September 27, 2025,

the impact of the Pillar Two
rules to our financial statements was immaterial.
The total amount of unrecognized tax benefits, which are included in

“other liabilities” within our condensed
consolidated balance sheets, as of September 27, 2025 and December 28,

2024 was $
114

million and $
108

million,
respectively, of which $
107

million and $
100

million, respectively, would affect the effective tax rate if recognized.

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
examination.
The amount of tax interest expense included as a component of the provision for taxes was $
2

million and $
0
million for the three months ended September 27, 2025 and September

28, 2024, respectively.

The amount of tax
interest expense included as a component of the provision for taxes was

$
3

million and $
1

million for the nine
months ended September 27, 2025 and September 28, 2024, respectively.

The total amount of accrued interest is
included in other liabilities within our condensed consolidated balance sheets,

and was $
21

million as of September
27, 2025 and $
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

We currently expect completion of this plan to be at the end of 2027.

During the three months ended September 27, 2025 and September

28, 2024, we recorded restructuring
charges associated with the 2024 Plan of $
34

million and $
36

million, respectively.

During the nine months ended
September 27, 2025 and September 28, 2024, we recorded restructuring charges associated with the 2024 Plan of
$
82

million and $
36

million, respectively.

The restructuring costs for these periods primarily related

to severance
and employee-related costs, accelerated amortization of right-of-use assets and fixed assets, and other exit costs.

We expect to record restructuring charges associated with the 2024 Plan through the end of 2027; however,

an
estimate of the amount of these charges for 2025 through 2027 has not yet been determined.
On August 1, 2022, we committed to a restructuring plan (the “2022

Plan”) focused on funding the priorities of the
BOLD+1 strategic plan, streamlining operations and other initiatives to increase efficiency.

The 2022 Plan was
completed as of July 31, 2024.

During the three and nine months ended September 28, 2024, in connection with
our 2022 Plan, we recorded restructuring costs of $
12

million and $
37

million, respectively, which primarily related
to severance and employee-related costs, accelerated amortization of right-of-use assets and fixed assets, and other
exit costs.

Restructuring costs recorded for the three and nine months ended September

27, 2025 and September 28, 2024 in
connection with the 2024

Plan and 2022 Plan, respectively, consisted of the following:

Three Months Ended September 27, 2025
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2024 Plan
Severance and employee-related costs $
13
$
4
$
1
$
9
$
27
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
-
4
(1)
-
3
Exit and other related costs
1
3
-
-
4
Restructuring costs-2024 Plan $
14
$
11
$
-
$
9
$
34
Three Months Ended September 28, 2024
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2024 Plan
Severance and employee-related costs $
23
$
2
$
5
$
1
$
31
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
2
-
2
-
4
Exit and other related costs
1
-
-
-
1
Restructuring costs-2024 Plan $
26
$
2
$
7
$
1
$
36
Three Months Ended September 28, 2024
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2022 Plan
Severance and employee-related costs $
6
$
2
$
-
$
-
$
8
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
1
-
-
-
1
Exit and other related costs
1
2
-
-
3
Restructuring costs-2022 Plan $
8
$
4
$
-
$
-
$

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
27

Nine Months Ended September 27, 2025
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2024 Plan
Severance and employee-related costs $
34
$
14
$
2
$
17
$
67
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
1
6
(1)
-
6
Exit and other related costs
4
3
1
-
8
Loss on disposal of a business
1
-
-
-
1
Restructuring costs-2024 Plan $
40
$
23
$
2
$
17
$
82
Nine Months Ended September 28, 2024
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2024 Plan
Severance and employee-related costs $
23
$
2
$
5
$
1
$
31
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
2
-
2
-
4
Exit and other related costs
1
-
-
-
1
Restructuring costs-2024 Plan $
26
$
2
$
7
$
1
$
36
Nine Months Ended September 28, 2024
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2022 Plan
Severance and employee-related costs $
18
$
5
$
1
$
-
$
24
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
10
-
-
(3)
7
Exit and other related costs
2
2
-
2
6
Restructuring costs-2022 Plan $
30
$
7
$
1
$
(1)
$
37
The following table summarizes,

by plan year the activity related to the liabilities associated with our restructuring
initiatives under the 2022 Plan and the 2024 Plan for the nine months ended September 27, 2025.

The remaining
accrued balance of restructuring costs as of September 27, 2025, which primarily relates to severance and
employee-related costs, is included in accrued expenses: other within our condensed consolidated balance sheets.

Liabilities related to exited leased facilities are recorded within our current and non-current operating lease
liabilities within our condensed consolidated balance sheets.

2022 Plan 2024 Plan Total
Balance, December 28, 2024

$
12
$
28
$
40
Restructuring costs
-
82
82
Non-cash impairment, accelerated depreciation and
amortization
-
(6)
(6)
Non-cash impairment on disposal of a business
-
(1)
(1)
Cash payments and other adjustments

(10)
(52)
(62)
Balance, September 27, 2025

$
2
$
51
$
53

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
28
Note 11 – Legal Proceedings
Henry Schein, Inc. has been named as a defendant in multiple opioid related lawsuits (currently less than twenty
(
20
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

The actions that remain have
been consolidated within the MultiDistrict Litigation (“MDL”) proceeding

In Re National Prescription Opiate
Litigation (MDL No. 2804; Case No. 17-md-2804) and are currently stayed.

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
As of September 27, 2025, we had accrued our best estimate of potential losses relating to claims that were
probable to result in liability and for which we were able to reasonably estimate a loss.

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

During the nine
months ended September 27, 2025, we did
no
t grant any stock options.

Our condensed consolidated statements of income reflect pre-tax share-based compensation expense of $
13

million
and $
29

million for the three and nine months ended September 27, 2025,

respectively.

For the three and nine
months ended September 28, 2024, we recorded pre-tax share-based compensation expense of $
10

million and $
30
million.
Total unrecognized compensation cost related to unvested awards as of September 27, 2025 was $
80

million, which
is expected to be recognized over a weighted-average period of approximately
2.5

years.
Our condensed consolidated statements of cash flows present our stock-based compensation expense as a
reconciling adjustment between net income and net cash provided by operating activities for all periods presented.

There were no cash benefits associated with tax deductions in excess of recognized compensation for the nine
months ended September 27, 2025 and September 28, 2024.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
31
The following table summarizes the stock option activity for the nine months ended September 27, 2025:

Stock Options
Weighted Average Weighted Average Aggregate
Exercise
Remaining Contractual

Intrinsic
Shares Price Life (in years)

Value
Outstanding at beginning of period

963,491
$
72.16

Granted

-

-

Exercised

(17,724)
62.71

Forfeited

(13,793)
81.10

Outstanding at end of period

931,974
$
72.21

5.8

$
2
Options exercisable at end of period

931,708
$
72.21

Weighted Average Weighted Average Aggregate
Number of Exercise Remaining Contractual Intrinsic
Options Price Life (in years) Value
Expected to vest
266
$
83.28
7.2
$
-
The following tables summarize the activity of our unvested RSUs for the nine months ended September 27, 2025:

Time-Based
Restricted Stock Units
Performance-Based

Restricted Stock Units
Weighted Average

Weighted Average

Grant Date Fair Grant Date Fair
Shares/Units Value Per Share Shares/Units Value Per Share
Outstanding at beginning of period

1,685,550
$
72.90
389,111
$
75.98
Granted

581,486
75.15
249,526
75.29
Performance adjustment n/a n/a
4,147
76.26
Vested

(542,050)
66.11
(14,220)
84.05
Forfeited

(89,459)
77.31
(199,546)
77.74
Outstanding at end of period

1,635,527
$
75.70
429,018
$
75.83
The fair value of time and performance RSUs that vested was $
36

million and $
1

million, respectively, for the nine
months ended September 27, 2025; and $
21

million and $
1

million, respectively, for the nine months ended
September 28, 2024.

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

The components of the change in the redeemable noncontrolling interests for the nine months ended September 27, 2025 and September

28, 2024 are presented in the following
table:

September 27, September 28,
2025 2024
Balance, beginning of period

$
806
$
864
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(78)
(257)
Increase in redeemable noncontrolling interests due to business acquisitions
86
172
Distributions declared, net of capital contributions
(15)
(30)
Effect of foreign currency translation gain (loss) attributable to redeemable noncontrolling interests

28
(4)
Change in fair value of redeemable securities

50
87
Balance, end of period

$
877
$
832

Note 14 – Comprehensive Income
Comprehensive income includes certain gains and losses that, under U.S.

GAAP,

are excluded from net income and
are recorded directly to stockholders’ equity.

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

September 27, December 28,
2025 2024
Attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment

$
(28)
$
(56)
Attributable to noncontrolling interests:
Foreign currency translation adjustment

$
-
$
(1)
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(192)
$
(371)
Unrealized loss from hedging activities

(22)
-
Pension adjustment loss

(8)
(8)
Accumulated other comprehensive loss

$
(222)
$
(379)
Total Accumulated

other comprehensive loss

$
(250)
$
(436)

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
33
The following table summarizes the components of comprehensive income, net of applicable taxes as of:

Three Months Ended Nine Months Ended
September 27, September 28, September 27, September 28,
2025 2024 2025 2024
Net income $
109
$
99
$
316
$
302
Foreign currency translation gain (loss)
(1)
58
208
(58)
Tax effect

-
-
-
-
Foreign currency translation gain (loss)
(1)
58
208
(58)
Unrealized gain (loss) from hedging activities
5
(25)
(30)
(4)
Tax effect

(1)
7
8
1
Unrealized gain (loss) from hedging activities
4
(18)
(22)
(3)
Pension adjustment gain
-
-
1
-
Tax effect

-
-
(1)
-
Pension adjustment gain
-
-
-
-
Comprehensive income

$
112
$
139
$
502
$
241
Our financial statements are denominated in U.S. Dollars.

Fluctuations in the value of foreign currencies as
compared to the U.S. Dollar may have a significant impact on our comprehensive income.

The foreign currency
translation gain (loss) during the nine months ended September 27, 2025 and nine months ended September 28,
2024 was primarily due to changes in foreign currency exchange rates of the Brazilian Real, British Pound, Euro,
Swiss Franc, Israel Shekel, Canadian Dollar,

and New Zealand Dollar.
The hedging gain (loss) during the three and nine months ended September

27, 2025, and September 28, 2024 was
attributable to a net investment hedge.
The following table summarizes our total comprehensive income, net of applicable taxes as follows:

Three Months Ended Nine Months Ended
September 27, September 28, September 27, September 28,
2025 2024 2025 2024
Comprehensive income attributable to
Henry Schein, Inc.

$
106
$
127
$
454
$
238
Comprehensive income attributable to
noncontrolling interests

6
-
20
7
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests

-
12
28
(4)
Comprehensive income

$
112
$
139
$
502
$
241

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

Three Months Ended Nine Months Ended
September 27, September 28, September 27, September 28,
2025 2024 2025 2024
Basic

120,199,552
126,124,715
121,965,991
127,550,045
Effect of dilutive securities:
Stock options and restricted stock units

836,695
930,219
874,071
948,449
Diluted

121,036,247
127,054,934
122,840,062
128,498,494
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:

Three Months Ended Nine Months Ended
September 27, September 28, September 27, September 28,
2025 2024 2025 2024
Stock options
393,413
412,574
397,613
416,065
Restricted stock units
4,630
17,627
4,523
16,339
Total anti-dilutive

securities excluded from earnings per
share computation
398,043
430,201
402,136
432,404
Note 16 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

Nine Months Ended
September 27, September 28,
2025 2024
Interest $
109
$
92
Income taxes
114
127
For the nine months ended September 27, 2025 and September 28, 2024, we had

$
(30)

million and $
(4)

million of
non-cash net unrealized losses related to hedging activities, respectively.

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
31

million annually for the use of their
intellectual property.

During the three and nine months ended September 27, 2025,

we recorded $
8

million and $
23
million, respectively, within selling, general and administrative in our condensed consolidated statements of income, in connection with costs related to this royalty agreement.

During the three and nine months ended
September 28, 2024 we recorded $
8

million and $
23

million, respectively, within selling, general and
administrative in our condensed consolidated statements of income,

in connection with costs related to this royalty
agreement.

As of September 27, 2025 and December 28, 2024, Henry Schein One,

LLC had a net payable balance
to Internet Brands of $
1

million and $
1

million, respectively, comprised of amounts related to results of operations and the royalty agreement.

The components of this payable are recorded within accrued expenses: other within our
condensed consolidated balance sheets.
We have interests in entities that we account for under the equity accounting method.

In our normal course of
business, during the three and nine months ended September 27, 2025, we recorded net sales of $
14

million and
$
42

million respectively, to such entities.

During the three and nine months ended September 28, 2024, we recorded net sales of $
14

million and $
38

million respectively, to such entities.

During the three and nine months
ended September 27, 2025, we purchased $
3

million and $
7

million respectively, from such entities.

During the
three and nine months ended September 28, 2024, we purchased $
3

million and $
8

million respectively, from such
entities.

At September 27, 2025 and December 28, 2024, we had an aggregate

$
32

million and $
31

million,
respectively, due from our equity affiliates, and $
7

million and $
6

million, respectively, due to our equity affiliates.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.

These
leases are classified as operating leases and have a remaining lease term ranging from less than
a

year to
approximately
12 years
.

As of September 27, 2025, current and non-current liabilities associated with related party
operating leases were $
5

million and $
23

million, respectively.

At September 27, 2025, related party leases
represented
6.5
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
(in millions, except share and per share data)
(unaudited )
36
Note 18 – KKR Investment and Accelerated Share Repurchase Program
On January 29, 2025, Henry Schein, Inc. announced a strategic investment by funds affiliated with KKR, a leading
global investment firm, and entered into a Strategic Partnership Agreement with KKR (the “Agreement”).

On May
16, 2025, we issued
3,285,151

shares of common stock to funds affiliated with KKR for an investment of $
250
million, at approximately $
76.10

per share.

Combined with KKR’s previous holdings, funds affiliated with KKR currently own approximately
14.5
% of the Company’s common stock.

KKR also has the ability to purchase
additional shares via open market purchases up to a total equity stake of
14.9
% of the outstanding shares of
common stock of the Company.

In addition, under the Agreement,
two

independent directors have joined our
Board of Directors.
On May 19, 2025, we executed an accelerated share repurchase program to repurchase a total of $
250

million of
our outstanding common stock based on volume-weighted average prices.

In May 2025 we received
3,122,832
shares at an estimated fair value of $
224

million.

In July 2025, we received an additional
368,651

shares at an
estimated fair value of $
26

million, representing the final amount of shares to be received under this accelerated
share repurchase program.
On November 4, 2025, the Company and KKR entered into an amendment to the Agreement that increased the
beneficial ownership limit from
14.9
% to
19.9
% of the outstanding shares of the Company’s common stock that
KKR is permitted to acquire during the standstill period.

The standstill provisions, including the increased
ownership limit, continue in effect for a period of six months following the later of the expiration of the term of the
Agreement and the date on which no KKR director appointed pursuant to the Agreement is serving on the Board of
Directors.

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
Recent Developments
While the U.S. economy has experienced inflationary pressures and fluctuation of the U.S. dollar, their impacts
have not been material to our results of operations.

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

During the three and nine months ended September 27, 2025,

we did not incur any expenses directly
related to the cyber incident.

During the three and nine months ended September 28, 2024 we incurred $3 million
and $8 million, respectively, of expenses related to the cyber incident, mostly consisting of professional fees.

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

The tariffs did not have a material impact on our results of operations in the first,

second, or third quarter of this
fiscal year, although sales of U.S. dental equipment were temporarily impacted by market uncertainty related to
tariffs in the second half of the quarter ended June 28, 2025.

It is unclear whether, or the extent to which, the
current tariffs on trade with numerous countries will remain in place, or change, the exceptions that may apply, and
their timing.

One Big Beautiful Bill Act
In the United States, the OBBBA, signed into law on July 4, 2025, includes a number of provisions that are
expected to result in reductions in the number of Medicaid enrollees, which will reduce utilization of services and
covered products generally.

There are also several provisions that will reduce federal funding to state

Medicaid
programs.

The OBBBA, in combination with tariffs, will almost certainly have an adverse impact on utilization,
Medicaid payment and cost of production (if foreign components are used).

The OBBBA also includes changes to corporate tax rates, limitations on certain deductions and modifications to
international tax provisions.

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
●
In the United States, as noted above, the OBBBA includes a number of provisions that are expected to
result in reductions in the number of Medicaid enrollees, as well as reductions in federal funding to state
Medicaid programs, resulting in potentially adverse impacts on utilization of services and coverage of
products.

The OBBBA also includes changes to corporate tax rates, limitations on certain deductions and
modifications to international tax provisions.

A more detailed discussion of governmental laws and regulations is included in Management’s Discussion &
Analysis of Financial Condition and Results of Operations, contained in our Annual

Report on Form 10-K for the
fiscal year ended December 28, 2024, filed with the SEC on February

25, 2025.

Results of Operations
The following tables summarize the significant components of our operating results for the three and nine months
ended September 27, 2025 and September 28, 2024 and cash flows for the nine months ended September 27, 2025
and September 28, 2024 (in millions):
Three Months Ended Nine Months Ended
September 27, September 28, September 27, September 28,
2025 2024 2025 2024
Operating results:
Net sales

$ 3,339 $ 3,174 $ 9,747 $ 9,482
Cost of sales

2,313 2,181 6,705 6,459
Gross profit

1,026 993 3,042 3,023
Operating expenses:
Selling, general and administrative

760 724 2,276 2,296
Depreciation and amortization 68 64 194 188
Restructuring costs 34 48 82 73
Operating income $ 164 $ 157 $ 490 $ 466
Other expense, net

$ (30) $ (29) $ (90) $ (79)
Income taxes (28) (32) (94) (97)
Net income 109 99 316 302
Net income attributable to Henry Schein, Inc. 101 99 297 296
Nine Months Ended
September 27, September 28,
2025 2024
Cash flows:

Net cash provided by operating activities $ 331 $ 644
Net cash used in investing activities (253) (372)
Net cash provided by (used in) financing activities 18 (306)
Plans of Restructuring
On August 6, 2024, we committed to a new restructuring plan (the “2024

Plan”) to integrate recent acquisitions,
right-size operations and further increase efficiencies.

We currently expect completion of this plan to be at the end of 2027.

During the three months ended September 27, 2025 and September

28, 2024, we recorded restructuring
charges associated with the 2024 Plan of $34 million and $36 million, respectively.

During the nine months ended
September 27, 2025 and September 28, 2024, we recorded restructuring charges associated with the 2024 Plan of
$82 million and $36 million, respectively.

The restructuring costs for these periods primarily related

to severance
and employee-related costs, accelerated amortization of right-of-use assets and fixed assets, and other exit costs.

We expect to record restructuring charges associated with the 2024 Plan through the end of 2027; however,

an
estimate of the amount of these charges for 2025 through 2027 has not yet been determined.
On August 1, 2022, we committed to a restructuring plan (the “2022

Plan”) focused on funding the priorities of the
BOLD+1 strategic plan, streamlining operations and other initiatives to increase efficiency.

The 2022 Plan was
completed as of July 31, 2024.

During the three and nine months ended September 28, 2024, in connection with
our 2022 Plan, we recorded restructuring costs of $12 million and $37 million,

respectively, which primarily related
to severance and employee-related costs, accelerated amortization of right-of-use assets and fixed assets, and other
exit costs.

Three Months Ended September 27, 2025 Compared to Three Months Ended September 28, 2024
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
September 27, % of September 28, % of Increase / (Decrease)
2025 Total 2024 Total $ %
Global Distribution and Value

-Added Services
Global Dental Merchandise (1) $ 1,210 36.2% $ 1,155 36.4% $ 55 4.6%
Global Dental Equipment (2) 440 13.2 417 13.1 23 5.5
Global Value

-Added Services
(3) 64 1.9 63 2.0 1 3.3
Global Dental 1,714 51.3 1,635 51.5 79 4.8
Global Medical (4) 1,126 33.8 1,076 33.9 50 4.7
Total Global Distribution and Value

-Added Services
2,840 85.1 2,711 85.4 129 4.8
Global Specialty Products (5) 369 11.0 348 11.0 21 5.9
Global Technology (6) 173 5.2 157 4.9 16 9.7
Eliminations (43) (1.3) (42) (1.3) (1) n/a
Total

$ 3,339 100.0 $ 3,174 100.0 $ 165 5.2
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
The components of our sales growth were as follows:
Constant Currency Growth
Total Constant

Currency Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Internal
Growth
Acquisition
Growth
Global Distribution and Value

-Added Services
Global Dental Merchandise 2.8% 0.1% 2.9% 1.7% 4.6%
Global Dental Equipment 3.0 0.4 3.4 2.1 5.5
Global Value

-Added Services
0.7 2.2 2.9 0.4 3.3
Global Dental 2.8 0.2 3.0 1.8 4.8
Global Medical 3.0 1.6 4.6 0.1 4.7
Total Global Distribution and Value

-Added Services
2.9 0.8 3.7 1.1 4.8
Global Specialty Products 2.8 1.1 3.9 2.0 5.9
Global Technology 9.0 - 9.0 0.7 9.7
Total 3.3 0.7 4.0 1.2 5.2

Global Sales
Global net sales for the three months ended September 27, 2025 increased 5.2%.

Foreign exchange and
acquisitions contributed 1.2% and 0.7% to sales growth,

respectively.

The components of our sales increase are
presented in the table above.
Global Distribution and Value-Added Services Sales
Global Distribution and Value-Added Services net sales for the three months ended September 27, 2025 increased
4.8%.

The components of our sales increase are presented in

the table above.

The 2.8% increase in internally generated local currency dental sales was due to merchandise sales growth in the
U.S and internationally, and traditional equipment sales growth internationally.

The U.S. merchandise growth
reflects the positive impact of the targeted promotional programs initiated last quarter.
The 3.0% increase in internally generated local currency medical sales was attributable to growth in medical
products and pharmaceuticals and our Home Solutions business, partially offset by lower demand for respiratory
diagnostic products and a decline in influenza vaccine sales.
We estimate that sales of PPE products and COVID-19 test kits were approximately $146 million for the three months ended September 27, 2025, as compared to $155 million for the three months ended September 28, 2024,
representing an estimated decrease of $9 million primarily due to lower sales of COVID-19 test kits.

The estimated
increase in the segment’s internally generated local currency sales, excluding PPE products and COVID-19 test
kits, was 3.4%.
Global Specialty Products
Global Specialty Products net sales for the three months ended September

27, 2025 increased 5.9%.

The
components of our sales increase are presented in the table above.
The 2.8% increase in internally generated local currency sales was attributable to growth in dental implants and
biomaterials.
Global Technology
Global Technology net sales for the three months ended September 27, 2025 increased 9.7%.

The components of
sales growth are presented in the table above.
The internally generated local currency increase of 9.0% in Global Technology sales was primarily attributable to the adoption of our core practice management solutions, particularly our cloud-based platforms, as well as an
increase in revenue cycle management solutions.

Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
September 27, Gross September 28, Gross Increase
2025 Margin % 2024 Margin % $ %
Global Distribution and Value

-Added Services
$ 702 24.7% $ 686 25.3% $ 16 2.5%
Global Specialty Products 204 55.3 196 56.3 8 4.0
Global Technology 115 66.9 107 68.1 8 7.7
Corporate 5 n/a 4 n/a 1 n/a
Total

$ 1,026 30.7 $ 993 31.3 $ 33 3.3
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
lower volumes.

The increase in Global Distribution and Value-Added Services gross profit for the three months ended September
27, 2025 compared to the prior-year-period was attributable to the growth in internally generated sales volume as
described above. The decrease in gross margin rates was attributable to product mix.
The increase in Global Specialty Products gross profit reflects increased internally generated sales volume as
described above.

The decrease in gross margin rates was due to product mix.

The increase in Global Technology gross profit is the result of increased internally generated sales volume as described above.

The decrease in gross margin rates was due to an increase in customer service expense.
Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring costs) by segment were as follows:
% of % of
September 27, Respective September 28, Respective Increase / (Decrease)
2025 Gross Sales 2024 Gross Sales $ %
Global Distribution and Value

-Added Services
$ 524 18.5% $ 502 18.5% $ 22 4.6%
Global Specialty Products 133 36.0 151 43.6 (18) (12.6)
Global Technology 69 40.3 68 43.3 1 2.2
Corporate 38 n/a 29 n/a 9 n/a
764 22.9 750 23.6 14 1.8
Adjustments
(1)
98 n/a 86 n/a 12 n/a
Total operating expenses $ 862 25.8 $ 836 26.3 $ 26 3.2
(1)
Adjustments represent items excluded from segment operating income to enable comparison of financial results between periods.

These
items may vary independently of business performance.

Please see
Note 5 – Segment Data
.

These adjustments (current quarter vs. prior
quarter) consist of (i) acquisition intangible amortization ($46 million vs. $47 million), (ii) restructuring costs ($34 million vs. $48 million),

(iii) change in contingent consideration ($6 million vs. $0 million),

(iv) cyber incident-insurance proceeds, net of third-party
advisory expenses (no activity) vs. $(9) million net proceeds), (v) litigation settlements ($2 million vs. $0 million), and (vi) costs associated with shareholder advisory matters and select value creation consulting costs ($10 million vs. $0 million).

The net increase in operating expenses was attributable to the following:
Operating Costs
(excluding
acquisitions) Acquisitions Adjustments Total
Global Distribution and Value

-Added Services
$ 17 $ 5 $ - $ 22
Global Specialty Products (19) 1 - (18)
Global Technology 1 - - 1
Corporate 9 - - 9
8 6 - 14
Adjustments - - 12 12
Total operating expenses $ 8 $ 6 $ 12 $ 26
The components of the net increase in total operating expenses are presented in the table above.

The increase in
operating costs (excluding acquisitions) during the three months ended September 27, 2025 included an increase in
Corporate investments in technology supporting the launch of our Global E-Commerce

Platform
(www.henryschein.com)

and the impact of certain compensation related costs, partially offset by a gain of $28
million related to the remeasurement to fair value of a previously held equity investment within our Global
Specialty Products segment.
Other Expense, Net
Other expense, net was as follows:
September 27, September 28, Variance
2025 2024 $ %
Interest income

$ 9 $ 7 $ 2 47.0%
Interest expense

(38) (34) (4) (12.0)
Other, net

(1) (2) 1 (40.8)
Other expense, net

$ (30) $ (29) $ (1) (2.4)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings.
Income Taxes
Our effective tax rate was 21.3% for the three months ended September 27, 2025, compared to 24.7% for the prior
year period.

The difference between our effective and federal statutory tax rates primarily relates to state

and
foreign income taxes and interest expense.

For the three months ended September 27, 2025, the difference was further impacted by the tax treatment associated with the acquisition of a controlling interest of a previously held
non-controlling equity investment.
On July 4, 2025, President Trump signed the reconciliation tax bill, commonly known as the “One Big Beautiful
Bill Act” (OBBBA), into law.

Corporate provisions in the OBBBA include immediate expensing of domestic research and experimental expenditures, limitations on certain deductions,

and modifications to international tax
provisions.

As a result of the OBBBA, we anticipate a reduction in current income tax liabilities and deferred tax
assets.
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

As of
September 27, 2025, the impact of the Pillar Two rules to our financial statements was immaterial.

Nine Months Ended September 27, 2025 Compared to Nine Months Ended September

28, 2024
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
September 27, % of September 28, % of Increase
2025 Total 2024 Total $ %
Global Distribution and Value

-Added Services
Global Dental Merchandise (1) $ 3,613 37.1% $ 3,579 37.7% $ 34 0.9%
Global Dental Equipment (2) 1,263 13.0 1,245 13.1 18 1.4
Global Value

-Added Services
(3) 174 1.8 175 1.8 (1) (0.3)
Global Dental 5,050 51.9 4,999 52.6 51 1.0
Global Medical (4) 3,197 32.8 3,059 32.3 138 4.5
Total Global Distribution and Value

-Added Services
8,247 84.7 8,058 84.9 189 2.4
Global Specialty Products (5) 1,122 11.5 1,078 11.4 44 4.0
Global Technology (6) 502 5.1 470 5.0 32 6.7
Eliminations (124) (1.3) (124) (1.3) - n/a
Total

$ 9,747 100.0 $ 9,482 100.0 $ 265 2.8
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
The components of our sales growth/(decline) were as follows:
Constant Currency
Growth/(Decline)
Total Constant

Currency
Growth/(Decline)
Foreign
Exchange
Impact
Total Sales
Growth/
(Decline)
Local Internal
Growth/(Decline)
Acquisition
Growth
Global Distribution and Value

-Added Services
Global Dental Merchandise 0.6% 0.4% 1.0% (0.1) % 0.9%
Global Dental Equipment 0.3 0.6 0.9 0.5 1.4
Global Value

-Added Services
(5.0) 4.9 (0.1) (0.2) (0.3)
Global Dental 0.4 0.5 0.9 0.1 1.0
Global Medical 3.0 1.5 4.5 - 4.5
Total Global Distribution and Value

-Added Services
1.4 0.9 2.3 0.1 2.4
Global Specialty Products 2.3 1.5 3.8 0.2 4.0
Global Technology 6.3 - 6.3 0.4 6.7
Total 1.8 0.9 2.7 0.1 2.8

Global Sales
Global net sales for the nine months ended September 27, 2025 increased 2.8%, attributable to acquisition growth
of 0.9%,

and an increase in foreign exchange of 0.1%.

The components of our sales increase are presented in the
table above.
Global Distribution and Value-Added Services Sales
Global Distribution and Value-Added Services net sales for the nine months ended September 27, 2025 increased
2.4%.

The components of our sales increase are presented in

the table above.

The 0.4% increase in internally generated local currency dental sales was primarily due to sales growth in U.S and
international dental merchandise as well as growth in international equipment.
The 3.0% increase in internally generated local currency medical sales was attributable to growth of our Home
Solutions business,

and medical products and pharmaceuticals.
The decrease in internally generated local currency value-added services sales was attributable primarily to lower
sales in our practice transitions business, which can fluctuate from quarter to quarter.
We estimate that sales of PPE products and COVID-19 test kits were approximately $448 million for the nine months ended September 27, 2025, as compared to $475

million for the nine months ended September 28, 2024,
representing an estimated decrease of $27 million primarily due to lower glove prices and lower sales of COVID-19
test kits.

The estimated increase in the segment’s internally generated local currency sales, excluding PPE products and COVID-19 test kits, was 1.8%.
Global Specialty Products
Global Specialty Products net sales for the nine months ended September

27, 2025 increased 4.0%.

The
components of our sales increase are presented in the table above.
The 2.3% increase in internally generated local currency sales was attributable to growth in our implant and
biomaterial businesses, partially offset by a decline in orthodontic sales.
Global Technology
Global Technology net sales for the nine months ended September 27, 2025 increased 6.7%.

The components of
sales growth are presented in the table above.
The internally generated local currency increase of 6.3% in Global Technology sales was primarily attributable to the adoption of our core practice management solutions, particularly our cloud-based platforms, as well as an
increase in revenue cycle management solutions.

Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
September 27, Gross September 28, Gross Increase / (Decrease)
2025 Margin % 2024 Margin % $ %
Global Distribution and Value

-Added Services
$ 2,071 25.1% $ 2,094 26.0% $ (23) (1.1) %
Global Specialty Products 621 55.4 600 55.6 21 3.6
Global Technology 339 67.5 318 67.6 21 6.5
Corporate 11 n/a 11 n/a - n/a
Total

$ 3,042 31.2 $ 3,023 31.9 $ 19 0.6
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
lower volumes.

The decrease in Global Distribution and Value-Added Services gross profit for the nine months ended September
27, 2025 compared to the prior-year-period is due to decreased internally generated sales volume as described
above.

The decrease in gross margin rates was attributable to the impact of targeted promotional programs and
lower gross margins on glove sales.

The increase in Global Specialty Products gross profit reflects increased internally generated sales volume and
gross profit from acquisitions.

Gross margin rates were relatively flat.
The increase in Global Technology gross profit is the result of higher internally generated sales.

Gross margin rates
were relatively flat.
Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring costs) by segment were as follows:
% of % of
September 27, Respective September 28, Respective Increase / (Decrease)
2025 Gross Sales 2024 Gross Sales $ %
Global Distribution and Value

-Added Services
$ 1,567 19.0% $ 1,563 19.4% $ 4 0.3%
Global Specialty Products 442 39.4 472 43.8 (30) (6.4)
Global Technology 206 41.1 211 45.0 (5) (2.4)
Corporate 110 n/a 66 n/a 44 n/a
2,325 23.9 2,312 24.4 13 0.6
Adjustments (1) 227 n/a 245 n/a (18) n/a
Total operating expenses $ 2,552 26.2 $ 2,557 27.0 $ (5) (0.2)
(1)
Adjustments represent items excluded from segment operating income to enable comparison of financial results between periods.

These
items may vary independently of business performance.

Please see
Note 5 – Segment Data
.

These adjustments (current year-to-date vs.
prior year-to-date) consist of (i) acquisition intangible amortization ($133 million vs. $140 million), (ii) restructuring costs ($82 million
vs. $73 million), (iii) change in contingent consideration ($4 million vs. $38 million), (iv) litigation settlements ($3 million vs. $5 million), (v) cyber incident-insurance proceeds, net of

third-party advisory expenses ($(20) million net proceeds vs. $(11) million net proceeds), (vi) impairment of intangible assets ($1 million vs. $0 million), and (vii) costs associated with shareholder advisory matters and select value creation consulting costs ($24 million vs. $0 million).
The net decrease in operating expenses was attributable to the following:
Operating Costs
(excluding
acquisitions) Acquisitions Adjustments Total
Global Distribution and Value

-Added Services
$ (15) $ 19 $ - $ 4
Global Specialty Products (29) (1) - (30)
Global Technology (5) - - (5)
Corporate 44 - - 44
(5) 18 - 13
Adjustments - - (18) (18)
Total operating expenses $ (5) $ 18 $ (18) $ (5)
The components of the net decrease in total operating expenses are presented in the table above.

The decrease in
operating costs (excluding acquisitions) during the nine months ended September

27, 2025 included cost savings
from our restructuring activities, certain changes in estimates and other operating cost efficiencies, partially offset
by an increase in Corporate investments in technology supporting the launch of our Global E-Commerce Platform
(www.henryschein.com), the impact of certain compensation related costs, and the timing of certain non-income tax credits.

In addition, during the nine months ended September 27, 2025,

our operating costs were impacted by
recognition of remeasurement gains related to the remeasurement to fair value of previously held equity
investments of $28 million within our Global Specialty Products segment and $4 million within our Global
Distribution and Value-Added Services segment.

During the nine months ended September 28, 2024, our operating costs were impacted by recognition of a remeasurement gain related to the remeasurement to fair value of a
previously held equity investments of $18 million within our Global Distribution and Value

-Added Services
segment.
Other Expense, Net
Other expense, net was as follows:
September 27, September 28, Variance
2025 2024 $ %
Interest income

$ 24 $ 18 $ 6 39.2%
Interest expense

(111) (96) (15) (15.7)
Other, net

(3) (1) (2) (844.9)
Other expense, net

$ (90) $ (79) $ (11) (14.1)
Interest income increased primarily due to increased interest rates.

Interest expense increased primarily due to
increased borrowings.
Income Taxes
Our effective tax rate was 23.5% for the nine months ended September 27, 2025, compared to 25.1% for the prior
year period.

The difference between our effective and federal statutory tax rates primarily relates to state

and
foreign income taxes and interest expense.

For the nine months ended September 27, 2025, the difference was further impacted by the tax treatment associated with the acquisition of a controlling interest of a previously held
non-controlling equity investment.
On July 4, 2025, President Trump signed the reconciliation tax bill, commonly known as the “One Big Beautiful
Bill Act” (OBBBA), into law.

Corporate provisions in the OBBBA include, immediate expensing of domestic research and experimental expenditures, limitations on certain deductions,

and modifications to international tax
provisions.

As a result of the OBBBA, we anticipate a reduction in current income tax liabilities and deferred tax
assets.

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

As of
September 27, 2025, the impact of the Pillar Two rules to our financial statements was immaterial.
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
Net cash provided by operating activities was $331 million for the nine months ended September 27, 2025,
compared to net cash provided by operating activities of $644 million for the prior year.

The net change of $313
million was primarily attributable to changes in working capital accounts

(primarily accounts receivable,

inventory,
and accounts payable and accrued expenses).

Our operating cash flows during the nine months ended September
28, 2024 were affected by the residual impacts of the 2023 cyber incident and included a higher-than-normal level
of cash collections.

Our cash collections normalized during the nine months ended September

27, 2025.
Net cash used in investing activities was $253 million for the nine months ended September 27, 2025, compared to
net cash used in investing activities of $372 million for the prior year.

The net change of $119 million was
primarily attributable to reduced payments for equity investments and business acquisitions.
Net cash provided by financing activities was $18 million for the nine months ended September 27, 2025,
compared to net cash used in financing activities of $306 million for the prior year.

The net change of $324 million
was primarily due to increased net borrowings from debt to finance our investments and proceeds received from the
issuance of common stock, and a reduction in acquisitions of noncontrolling interests in subsidiaries, partially offset
by increased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources:
September 27, December 28,
2025 2024
Cash and cash equivalents

$ 136 $ 122
Working

capital

(1)
1,246 1,180
Debt:
Bank credit lines

$ 913 $ 650
Current maturities of long-term debt

30 56
Long-term debt

2,153 1,830
Total debt

$ 3,096 $ 2,536
Leases:
Current operating lease liabilities $ 81 $ 75
Non-current operating lease liabilities 264 259
(1)

Includes $492 million and $241 million of certain accounts receivable, which serve as security for U.S. trade accounts receivable securitization at September 27, 2025 and December 28, 2024, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations decreased to 45.3 days as of September 27, 2025
from 48.6 days as of September 28, 2024, which was primarily attributable to impact that the cyber incident had on
the cash collections during the three months ended March 30, 2024.

During the nine months ended September 27,
2025, we wrote off approximately $12 million of fully reserved accounts receivable against our trade receivable
reserve.

Our inventory turns from operations decreased to 4.8 as of September

27, 2025 from 5.0 as of September
28, 2024.

Our working capital accounts may be impacted by current

and future economic conditions.
Leases
We
have operating and finance leases for corporate offices, office space, distribution and other facilities,

vehicles
and certain equipment.

Our leases have remaining terms of less than one year to approximately

16 years, some of
which may include options to extend the leases for up to 10 years.

As of September 27, 2025, our right-of-use
assets related to operating leases were $308 million and our current and non-current operating lease liabilities were
$81 million and $264 million, respectively.
Stock Repurchases
On January 27, 2025, our Board of Directors authorized the repurchase of up to an additional $500 million in shares
of our common stock.
On May 19, 2025, we executed an accelerated share repurchase program to repurchase a total of $250 million of
our outstanding common stock based on volume-weighted average prices.

In May 2025, we received 3,122,832
shares at an estimated fair value of $224

million.

In July 2025, we received an additional 368,651 shares at an estimated fair value of $26 million, representing the final amount of shares to be received under this accelerated
share repurchase program.
On September 8, 2025, our Board of Directors authorized the repurchase of up to an additional $750 million in
shares of our common stock.
From March 3, 2003 through September 27, 2025, we repurchased $5.8 billion,

or 105,063,756 shares,

under our
common stock repurchase programs, with $980 million available as of September 27, 2025 for future common
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

As of September 27, 2025 and December 28, 2024, our balance

for
redeemable noncontrolling interests was $877 million and $806 million,

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
Changes in Internal Control over Financial Reporting
The combination of acquisitions, continued acquisition integrations and systems implementation activity
undertaken during the quarter ended September 27, 2025,

and carried over from prior quarters, when considered in
the aggregate, represents a material change in our internal control over financial reporting.
During the quarter ended September 27, 2025, we completed the acquisition of a controlling interest of a Global
Specialty Products segment affiliate.

Also, post-acquisition integration related activities continued

for businesses
acquired during prior quarters within our Global Specialties Products segment and Global Distribution and Value-
Added Services segment.

These acquisitions, the majority of which utilize separate information and financial
accounting systems, have been included in our condensed consolidated financial statements since their respective
dates of acquisition.

Additionally, during the quarter ended September 27, 2025, we continued systems implementation activities for the
phased roll-out of a new e-commerce system for our Global Distribution and Value

-Added Services segment in the
U.S. and Canada.

Finally, we completed the systems implementation activities for upgrading the ERP business system for our Global Distribution and Value-Added Services segment in Australia and New Zealand.

All acquisitions, continued acquisition integrations,

and systems implementation activities involve necessary

and
appropriate change-management controls that are considered in our quarterly assessment of the design and
operating effectiveness of our internal control over financial reporting.
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

Subsequent additional
increases since 2003 that have aggregated to an additional $6.7 billion,

authorized by our Board, to the repurchase
program provide for a total of $6.8 billion (including $500 million authorized on

January 27, 2025 and an
additional $750 million authorized on September 8, 2025) of shares of our common stock to be repurchased under
this program,

with $980 million currently available for future share repurchases.
On May 19, 2025, we executed an accelerated share repurchase program to repurchase a total of $250 million of
our outstanding common stock based on volume-weighted average prices.

In May 2025 we received 3,122,832
shares at an estimated fair value of $224 million, which were recorded in treasury stock.

In July 2025, we received
an additional 368,651 shares at an estimated fair value of $26 million,

representing the final amount of shares to be
received under this accelerated share repurchase program.

As of September 27, 2025, we had repurchased approximately $5.8 billion of common stock (105,063,756)

shares
under these initiatives.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended September 27, 2025:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
6/29/2025 through 8/2/2025 811,024
$
71.20 811,024 5,511,891
8/3/2025 through 8/30/2025 2,312,016 67.74 2,312,016 3,134,393
9/1/2025 through 9/27/2025 212,945 68.38 212,945 14,434,296
3,335,985 3,335,985
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

ITEM 5.

OTHER INFORMATION
KKR Investment
On November 4, 2025, the Company and KKR entered into an amendment to the Strategic Partnership Agreement,
dated January 29, 2025 (the “Agreement”), between the parties that increased the beneficial ownership limit from
14.9% to 19.9% of the outstanding shares of the Company’s common stock that KKR is permitted to acquire during
the standstill period.

The standstill provisions, including the increased ownership limit, continue in effect for a
period of six months following the later of the expiration of the term of the Agreement and the date on which no
KKR director appointed pursuant to the Agreement is serving on the Board of Directors.

Extension of 2024 Restructuring Plan
On August 6, 2024, we committed to a new restructuring plan (the “2024

Plan”) to integrate recent acquisitions,
right-size operations and further increase efficiencies.

We currently expect completion of this plan to be at the end of 2027.

Since the 2024 Plan initiation we recorded restructuring charges of $155 million, and we currently expect
to record additional restructuring charges associated with the plan in 2025 and through the end of 2027; however,
an estimate of the amount of these charges for 2025 through 2027 has not yet been determined.

Rule 10b5-1 Trading Arrangements

During the three months ended September 27, 2025
Walter Siegel
, the Company’s former
Senior Vice President
and Chief Legal Officer
, adopted

a
Rule10b5
-1 trading arrangement (which is a trading plan for the future sale of
securities that is intended to satisfy the affirmative defense of Exchange Act
Rule
10b5
-1(c), as well as the
requirements of the Company’s insider trading policy) while he was an executive officer of the Company. The plan is subject to an initial “cooling off” period during which there may be no transactions between the adoption date
and a date that is the later of 90 days or two business days following the Company’s filing of its next quarterly
report on Form 10-Q or Annual Report on form 10-K.

On
August 18, 2025
, Mr. Siegel adopted the trading plan to
sell
4,176

shares based on a limit order at a specified price, with a term through
August 18, 2026
.

ITEM 6.

EXHIBITS
10.1
Amendment No. 1 to the Strategic Partnership Agreement, dated November 4,
2025, by and between the Company and KKR Hawaii Aggregator L.P.+
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended September 27, 2025, formatted in Inline XBRL (included within
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
Dated: November 4, 2025