Form 10-K
period 2025-12-27
HENRY SCHEIN INC
filed 2026-02-24
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,
D.C.
20549
FORM
10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 27, 2025
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
YES:
☐
NO
:
☒
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq Global Select Market on June 28, 2025, was approximately $
8,885,457,000
.
As of February 17, 2026, there were
114,704,121
shares of registrant’s Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference:
Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year
(December 27, 2025) are incorporated by reference in Part III hereof.

Page
Number
PART I
ITEM 1.
Business
3
ITEM 1A.
Risk Factors
28
ITEM 1B.
Unresolved Staff Comments
42
ITEM 1C.
Cybersecurit
y
43
ITEM 2.
Properties
45
ITEM 3.
Legal Proceedings
45
ITEM 4.
Mine Safety Disclosures
45
PART II
ITEM 5.
Market for Registrant's Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
46
ITEM 6.
[Reserved]
47
ITEM 7.
Management's Discussion and Analysis of Financial Condition
and Results of Operations
48
ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risk
67
ITEM 8.
Financial Statements and Supplementary Data
69
ITEM 9.
Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure
137
ITEM 9A.
Controls and Procedures
137
ITEM 9B.
Other Information
141
ITEM 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
141
PART III
ITEM 10.
Directors, Executive Officers and Corporate Governance
141
ITEM 11.
Executive Compensation
141
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
142
ITEM 13.
Certain Relationships and Related Transactions, and Director Independence
142
ITEM 14.
Principal Accounting Fees and Services
142
PART IV
ITEM 15.
Exhibits and Financial Statement Schedules
142
ITEM 16.
Form
10-K Summary
149
Signatures
150

PART
I
ITEM 1.
Business
General
Henry Schein, Inc. is a solutions company for health care professionals powered by a network of people and
technology.
We believe we are the world’s largest
provider of health care products and services primarily to
office-
based dental and medical practitioners, as well as alternate sites of care.
Our philosophy is grounded in our
commitment to serve as trusted advisors and help customers operate a more efficient and successful business so the
practitioner can provide better clinical care.
With 94 years of experience distributing health care products, we have built a vast base of small, mid-sized
and
large customers in the dental and medical markets, serving more than one million customers worldwide across
dental practices, laboratories,
physician practices, and ambulatory surgery centers, as well as government, institutional health care clinics, home health providers, and other alternate care clinics.
We are headquartered in Melville, New York
and employ more than 25,000 people.
Approximately 48% of our
workforce is based in the United States and 52% outside of the United States.
Our operations or affiliates are
located in 34 countries and territories.
Our broad global footprint has evolved over time through
organic growth as
well as through the contribution from our strategic acquisitions.
We stock a comprehensive selection of more than 300,000 branded and Henry Schein corporate brand products through our network.
Our infrastructure, including over 5.4 million square feet of space in 38 strategically located
distribution centers and 0.6 million square feet of space in 17 manufacturing facilities around the world, enables us
to historically provide rapid and accurate order fulfillment, better serve our customers and increase our operating
efficiency.
This infrastructure, together with broad product and service offerings at competitive prices, and a strong
commitment to customer service, enables us to be a single source of supply for our customers’ needs, which we
believe is a competitive advantage.
We conduct our business through three reportable segments:
• Global Distribution and Value-Added Services: distribution to the global dental and medical markets of national brand and corporate brand merchandise, as well as equipment and related technical services.
This
segment also includes value-added services such as financial services, continuing education services,
consulting and other practice services.
This segment also markets and sells under our own corporate
brand,
a portfolio of cost-effective, high-quality consumable merchandise;
•
Global Specialty Products: manufacturing, marketing and sales of dental implant and biomaterial products;
endodontic, orthodontic and orthopedic products and other health care-related products and services; and
• Global Technology: development and distribution of practice management software, e-services, and other products, which are distributed to health care providers.
Recent Developments
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent
Developments” herein for a discussion related to recent Company developments.

Industry
The distribution and value-added services industry, as it relates to office-based health care practitioners, is fragmented and diverse.
The industry spans a wide spectrum, from sole practitioners or small independent offices
to mid-size and large group practices.
These larger organizations may include just a few clinicians or scale to several hundred practices, often owned and operated by dental support organizations
(DSOs) or integrated delivery
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
It also has accelerated the growth of Health Maintenance
Organizations (“HMOs”), management service organizations, group practices, other managed care accounts and
collective buying groups such as Dental Service Organizations (“DSOs”) and Group Purchasing
Organizations
(“GPOs”), which, in addition to their emphasis on obtaining products at competitive prices, tend to favor
distributors capable of providing specialized management information support.
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
We compete on the basis of price and customer service
against several large competitors, including Cadence Group, Proclinic Group, DD
Group, Nuent Group, Lifco AB,
Planmeca Group, Dental Union, and Dental Bauer, as well as a large number of other dental and medical product distributors and manufacturers.
Within Global Specialty Products, our primary global competitors include Straumann, Envista, Zimvie,
and
Dentsply Sirona for dental implants.
These companies, along with Geistlich Pharma AG and Botiss Biomaterials
GmbH, also compete with us in the biomaterials for dental tissue regeneration market.
Within Global Technology,
we compete against numerous dental software providers, including the Eaglesoft division of Patterson Companies, Inc., Carestream Dental LLC, Centaur Software
Development Co Pty Ltd. (d.b.a.
dental4windows, dental4web), Open Dental Software, Inc., PlanetDDS
LLC, Good Methods Global Inc. (d.b.a.
CareStack), Curve Dental, LLC., the NextGen division of Quality Systems,
Inc., eClinicalWorks and Epic Systems
Corporation.
In other software end markets, including revenue cycle management, patient relationship
management and patient demand generation, we compete with companies such as Vyne
Medical, Dental
Intelligence, and Weave Communications, Inc.
Many of these competitors connect to our software platforms
through our API program.
Manufacturing and Raw Materials
We manufacture certain of our specialty products (dental implants, endodontics, and orthopedics) at our 17 company manufacturing sites.
We also outsource certain manufactured products to third parties.
We purchase our
raw materials from distributors or mills.
Although no single supplier is material, raw materials may be sourced from a single supplier or a limited number of suppliers for reasons of quality assurance, regulatory requirements,
cost, and availability.
We believe that we have a readily available supply of raw materials and components sourced from various suppliers for our major product lines with some redundancy to ensure product availability.
In recent periods, we have
experienced increased costs due to labor cost increases, source of supply, and tariffs, which may have had a negative impact on our profit margins.
In most cases, through negotiations, consolidation of suppliers,
and
insourcing, we have been able to reduce the impact.

Competitive Strengths
We have 94 years of experience in distributing products to health care practitioners resulting in strong awareness of the Henry Schein
®
brand.
Our competitive strengths include:
A focus on understanding and meeting our customers’ unique needs.
Leveraging our deep expertise in the end
markets we serve, we are committed to providing customized value-driven products and solutions to our customers
that reflect the technology-driven services best suited for their practice needs.
We are committed to continuing to
enhance these offerings through organic investment in our portfolio and our teams, as well as through the
acquisition of new products and services that may help us better serve our customers.
Direct sales and marketing expertise.
Our sales and marketing efforts are designed to establish and solidify customer relationships through coordinated and tailored engagement strategies that connect customers where and
how they prefer.
We deliver value by emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement, particularly through our e-commerce platforms.
The
key elements of our direct sales and marketing efforts are:
•
Field sales consultants.
Our field sales consultants, including equipment and specialty sales specialists, covering major North American, European and other international markets.
These consultants complement
our direct marketing and telesales efforts and enable us to better market, service and support the sale of
more sophisticated products and equipment.
•
Omni-channel marketing.
We market to existing and prospective office-based health care providers through a combination of owned, earned and paid digital channels, tradeshows, as well as through catalogs,
flyers, direct mail and other promotional materials.
Our strategies include an emphasis on educational
content through webinars and content marketing initiatives.
We continue to leverage our marketing
technology and data insights to improve our targeting capability and the relevance of messaging and offers.
•
Telesales.
We support our direct marketing effort with inbound and outbound telesales representatives, who facilitate order processing, generate new sales through direct and frequent contact with customers and
stay abreast of market developments and the hundreds of new products, services and technologies
introduced each year to educate practice personnel.
Through automation and skilled agents, we have
strengthened our support model, enhancing the customer experience.
•
Electronic commerce solutions.
We provide our customers and sales teams with innovative and competitive e-commerce solutions.
We continue to invest in our e-commerce platforms so customers can find the products they need and to enable an engaging purchase experience, supported by excellent
customer service.
Additionally, we have built enhanced account management tools that meet the needs of customers of all sizes.
Our global e-commerce platform,
henryschein.com, focuses on accelerating the
adoption of digital commerce technologies across our Company, driving the transformation of our business strategy and operations using digital technology, and enabling the growth of digital sales revenue.
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
In 2025,
our top 10 Global Distribution and Value-Added Services suppliers and our single largest supplier accounted for approximately 25% and 4%, respectively, of our aggregate purchases.
Efficient distribution
.
We distribute our products from our 38 strategically located distribution centers.
We strive
to maintain optimal inventory levels in order to satisfy customer demand for prompt delivery and complete order

fulfillment.
These inventory levels are managed on a daily basis with
the aid of our management information
systems.
Once an order is entered, it is electronically transmitted to the distribution center nearest the customer’s
location for order fulfillment.
Supply chain solutions.
We have implemented a fulfillment system, supported by customized inventory management systems for individual practices, large group practices, and integrated delivery networks.
Commitment to superior customer service
.
We maintain a strong commitment to providing superior customer service.
We frequently monitor our customer service through customer surveys, focus groups and statistical reports.
Our customer service policy primarily focuses on:
•
Exceptional order fulfillment.
We ship an average of approximately 150,000 cartons daily.
•
Comprehensive ordering process.
Customers may place orders 24 hours a day, 7 days a week via e-
commerce solutions, telephone, e-mail and mail.
Broad product and service offerings at competitive prices.
We offer
a broad range of products, including the Henry
Schein corporate brand, and services to our customers at competitive prices, in the following categories:
Global Distribution and Value-Added Services
•
Consumable merchandise and equipment.
We distribute consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines,
dental specialty products, diagnostic tests, infection-control products and vitamins.
We stock a
comprehensive selection of more than 300,000 products and Henry Schein corporate brand cost-effective,
high-quality consumable merchandise and specialty products.
•
Home health business.
We distribute homecare medical products, including incontinence, urology, ostomy, enteral nutrition, advanced wound, and diabetes supplies, as well as continuous glucose monitoring devices.
These products are delivered directly to patients in their homes, providing convenience and accessibility
while supporting patient care and adherence to treatment plans.
•
Value
-added products and services.
We offer a broad range of value-added solutions, including continuing education programs for practitioners, consulting services, and practice services.
Our suite of technology-
driven tools and expert advisory services helps health care professionals enhance practice efficiency and
improve patient outcomes.
•
Repair services.
We have 127 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our health care customers.
Our equipment service technicians
understand the importance of having tools and equipment running smoothly to operate offices without
interruption.
Our manufacturer-trained technicians cover major markets and deliver personalized and local
services, providing installation and repair services for dental handpieces, dental and medical small
equipment, table-top sterilizers and large dental equipment.
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

Global Specialty Products
•
Dental implants and digital solutions.
We develop, manufacture, market and distribute a broad portfolio of patented and evidence-based dental implants, prosthetic components, instruments and digital workflow
solutions for implant-based tooth restorations.
With research and development and manufacturing facilities
in the United States,
Switzerland, Germany, Brazil and France, we serve customers with various global and regional implant brands across a wide range of price segments.
Supported by our specialized sales force,
we market our products and solutions in approximately 90 countries, directly to dental practices and
surgical specialists via our sales subsidiaries and network of international third-party and Henry Schein
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
region.
•
Other.
We also source or manufacture other medical and dental health care products and services that are sold to customers, including handpiece and small equipment, rotary, hand instruments, repair services, restoratives and preventives, as well as certain other health care-related consumable merchandise products
and services.

Global Technology
•
We sell practice management, business analytics, revenue cycle management, clinical workflow, artificial intelligence, patient engagement and patient demand creation software solutions to our dental
customers.
Our practice management solutions provide practitioners with electronic medical records,
patient treatment history, analytics, billing, accounts receivable analyses and management, appointment calendars, revenue cycle management, clinical workflow, electronic claims processing, network and
hardware services, e-commerce and electronic marketing services,
e-Prescribe medications and prescription
solutions, sourcing third party patient payment plans, and transition services and training and education
programs for practitioners.
We have technical representatives supporting customers using our practice management solutions and services.
As of December 27, 2025, we had an active user base of approximately 95,000 practices and 324,000
consumers, including users of AxiUm®, Dentally®, Dentrix Ascend®,
DentalVision®, Dentrix® Dental
Systems, EXACT®, Gesden®, Jarvis Analytics®, Oasis, Officite™, OrisLine®, PBS Endo®,
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
Technology reportable segments:
December 27, December 28, December 30,
2025 2024 2023
Global Distribution and Value
-Added Services:
Dental merchandise
(1) 36.6% 37.3% 38.8%
Dental equipment
(2) 13.6 13.6 13.5
Value
-added services
(3) 1.8 1.8 1.6
Total
Dental
52.0 52.7 53.9
Medical
(4) 32.5 32.2 31.7
Total
Global Distribution and Value
-Added Services:
84.5 84.9 85.6
Global Specialty Products
(5) 11.7 11.4 10.8
Global Technology
(6) 5.1 5.0 4.9
Eliminations
(1.3) (1.3) (1.3)
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
(4) Includes branded and generic pharmaceuticals, home solutions products, vaccines, surgical products, diagnostic tests, infection-
control products, X-ray products, equipment, PPE products, and vitamins.
(5) Includes manufacturing, marketing and sales of dental implant and biomaterial products; and endodontic, orthodontic and orthopedic products and other health care-related products and services.
(6) Consists of the development and distribution of practice management software, e-services and other technology-enabled products for health care providers.

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
Health Record (“EHR”) systems and software when we sell our core products.
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
Our acquisition strategy is focused on investments in
companies, including high growth high margin businesses aligned with our BOLD+1 strategy, that add new customers and sales teams, increase our geographic footprint (whether entering a new country, such as
emerging markets, or building scale where we have already invested in businesses), and finally, those that
enable us to access new products and technologies.
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

In the dental industry, expenditures in in oral health care are predicted to rise as the 45-and-older segment of the
population increases.
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

Certain of our businesses involve pharmaceuticals and/or medical devices, including orthopaedic, in vitro
diagnostic devices, software regulated as a medical device, and sales of medical equipment and supplies directly to
patients, that are paid for by third parties and/or patients and must operate in compliance with a variety of
burdensome and complex coding, billing and record-keeping requirements in order to substantiate claims for
payment under federal, state and commercial/private health care reimbursement programs.
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
Certain of our businesses are subject to various additional federal, state, local and foreign laws and regulations,
including with respect to the sale, transportation, importation, storage, handling and disposal of hazardous or
potentially hazardous substances; “forever chemicals” such as per-and polyfluoroalkyl substances; warnings related
to potential cancer or reproductive harm linked to chemicals; amalgam bans; pricing disclosures;
supply chain
transparency around human trafficking and labor practices; and safe working conditions.
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
●
Regulation (EU) 2023/1182 of June 14, 2023, entered into force on January 1, 2025.
This regulation lays
down specific rules relating to medicinal products for human use intended to be placed on the market in
Northern Ireland in accordance with Article 6 of Directive 2001/83/EC.
●
Directive No. 2025/794 of April 14, 2025, known as the “Stop-the-Clock”
Directive, amended Directives
(EU) 2022/2464 (CSRD) by introducing a uniform two-year postponement of the sustainability reporting
requirements for financial years beginning on or after January 1, 2025 and on or after January 1, 2026.
It
also extends the deadline for transposing Directive (EU) 2024/1760 (CSDDD)
by one year (i.e. July 26,
2027) and the date of application of the transposed provisions depending on the type of companies subject
to it (July 26, 2028, or July 26, 2029, as applicable).
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
●
The U.S. has adopted new and increased tariffs on imports from countries, and such tariffs remain subject
to frequently evolving exemptions and modifications,
as well as to court challenges, including a recent
invalidation in the Supreme Court of many of the tariffs.
Some countries have imposed retaliatory tariffs
and other restrictions on imports from the U.S.
These developments, and anticipated future developments,
have created a volatile environment for global trade, and new trade policies with individual countries.
It is
unclear whether, or the extent to which, the current tariffs on trade with numerous countries will remain in place, or change, the exceptions that may apply, and their timing.
●
In the United States, the One Big Beautiful Bill Act (“OBBBA”),
signed into law on July 4, 2025, includes
a number of provisions that are expected to result in reductions in the number of
Medicaid enrollees, as

well as reductions in federal funding to state Medicaid programs, resulting in potentially adverse impacts
on utilization of services and coverage of products.
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
prescription drugs.
The DSCSA requires wholesalers and 3PLs to report state licensure to the FDA on an annual
basis, including the name and address of each facility, and contact information.
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
(QMSR) used by other countries.
As a distributor of controlled substances and List 1 and 2 chemicals, we are required, under the Controlled
Substances Act, to obtain and renew annually registrations for our facilities from the United States Drug
Enforcement Administration (“DEA”) permitting us to handle controlled substances.
We are also subject to other
statutory and regulatory requirements relating to the storage, sale, marketing, handling, reporting, record-keeping
and distribution of such drugs and List 1 and 2 chemicals, in accordance with the Controlled Substances Act and its
implementing regulations, and these requirements have been subject to heightened enforcement activity in recent
times.
We
are subject to inspection by the DEA.
Certain of our businesses are also required to register for permits and/or licenses with, and comply with operating
and security standards of, the DEA, the FDA, the United States Department of
Health and Human Services
(“HHS”), state radiation control agencies, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies, depending on the
type of operations and location of product distribution, manufacturing or sale.
These businesses include those that
distribute, manufacture, relabel, and/or repackage prescription pharmaceuticals and/or medical devices and/or
HCT/P products, or own pharmacy operations, or install, maintain or repair equipment,
including X-ray machines.

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
Directive 2003/63/EC of 25 June 2003, EU Regulation (EC) No. 726/2004
of 31 March 2004 and others.
These
rules provide for the authorization of products, and regulate their manufacture, importation, marketing and
distribution.
These rules implement requirements which may be implemented without warning, as well as a
national pharmacovigilance system under which marketing authorizations may be withdrawn, and includes
potential sanctions for breaches of the rules, and on other bases such as harmfulness or lack of efficacy.
As
mentioned above, Directive No. 2001/83/EC was recently amended by Regulation
(EU) 2023/1182 of 14 June
2023.
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
In order not to hinder the mandatory
use of EUDAMED by the functional delay of a single module, Regulation
No. 2024/1860 of 13 June 2024 has

therefore amended Article 34 of the EU MDR to organize a gradual commissioning of the various modules of
EUDAMED, once they have been independently audited and declared operational by means of a Commission
notice published in the Official Journal of the European Union. In this case, the obligations and requirements
relating to the concerned electronic modules of EUDAMED will apply six months after the date of publication of
the notice.
These changes came into force on July 9, 2024.
Due to Commission Decision No. 2025/2371 of
26 November 2025, as from May 28, 2026, the first four EUDAMED modules will be mandatory to use; and
•
as amended by the above-mentioned Regulation No. 2024/1860, contains specific provisions in the event of
interruption or discontinuation of supply of a device.
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
With respect to measures of this type, the United States government and industry trade associations
(among others)
have expressed concerns about financial relationships among suppliers, manufacturers and distributors on the one
hand and physicians, dentists and other health care professionals on the other.
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
unclear.
We
are also subject to foreign regulations requiring reporting or disclosures to provide transparency on
certain interactions between manufacturers, suppliers, distributors and their customers.
This includes certain
member states in the EU and other countries such as Brazil (Minas Gerais state),
Saudi Arabia and Israel.
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
Under the Medicare Drug Price
Negotiation Program, CMS continues to negotiate prices for certain drugs with participating manufacturers.
Also,
at the federal level, the Inflation Reduction Act of 2022, among other things, requires drug manufacturers
(including repackagers and relabelers) that raise certain of their drug prices faster than the rate of inflation to pay
rebates to Medicare, and over time will authorize the federal government to negotiate directly with drug
manufacturers to lower the prices of certain brand-name drugs covered by Medicare.
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
EU law does not expressly include provisions like those of the Sunshine Act in the United States, but a number of
EU member states (such as France in 2011, Denmark in 2014, and Italy in 2022) have enacted laws to increase the
transparency of relationships in the health care sector.
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
In addition to state-specific data breach notification laws (which exist in all U.S. states and territories),
cybersecurity laws such as the federal Cyber Incident Reporting for Critical
Infrastructure Act of 2022, proposed
Federal Acquisition Regulations, and amendments to SEC reporting requirements require us to provide
notifications about material cybersecurity incidents in limited timeframes and before investigations are complete.
Our businesses’ failure to comply with these laws and regulations could expose us to breach of contract claims,

substantial fines, penalties and other liabilities and expenses, government investigations, litigation, costs for
remediation and harm to our reputation.
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
Regulation (“GDPR”), that has been effective since May 25, 2018, which increased privacy rights for individuals
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
Despite the UK’s exit from the EU, the UK still also has laws equivalent to the GDPR/EU data protection laws (UK
GDPR) and has implemented further data protection related legislation.
Data protection authorities located in
different EU Member States and in the UK may interpret GDPR/UK GDPR differently, or requirements of national
laws may vary between the EU Member States and the UK, or guidance on GDPR/UK
GDPR and compliance
practices may be often updated or otherwise revised.
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
CCPA, as well as potentially severe statutory damages and a private right of action against businesses that suffer a data security breach due to their violation of a duty to implement reasonable security procedures and practices.
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
As of January 1, 2026, broad state laws
relating to privacy, data protection, and information security are in effect in 20 states, further complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various
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
The evolving complexity of privacy and data security legislation in the United
States and other jurisdictions
globally may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties,
and litigation.
While we believe we have substantially compliant programs
and controls in place to comply with
the U.S. state and federal privacy laws and applicable international privacy laws such as GDPR and PIPL, our
compliance with data privacy and cybersecurity laws is likely to impose additional costs on us, and we cannot
predict whether the interpretations of the requirements, or changes in our practices in response to new requirements
or interpretations of the requirements, could have a material adverse effect on our business.
Our products and services utilize new technologies, such as AI.
The regulatory landscape for AI is changing
rapidly, with both domestic and international activity.
While there is currently no comprehensive federal legislation in the U.S. concerning the use, development or deployment of AI, regulators pursue AI-related enforcement actions
under existing federal consumer protection laws and have issued related guidance.
Further, state privacy, consumer
protection and AI-specific laws are proliferating and may be applicable to our business.
Other countries are also
applying their data and consumer protection laws to AI, particularly generative
AI, and are considering and
implementing specific legal frameworks with respect to AI.
Regulation (EU) 2024/1689 on harmonized rules on
artificial intelligence (the EU AI Act), for example, establishes a comprehensive regulatory framework for AI that
became law in August 2024 with implementation phased through into 2027.
As with the GDPR, it has extra-
territorial effect.
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
These customers, and we, are subject to laws, regulations and industry standards, such as HIPAA and the Payment Card Industry (PCI) Data Security Standards, which require the protection of the privacy and security of those records, and our products may also be used as part of these
customers’ comprehensive data security programs, including in connection with their efforts to comply with
applicable privacy and security laws. Perceived or actual security vulnerabilities in our products or services, or the
perceived or actual failure by us or our customers who use our products or services to comply with applicable legal
or contractual data privacy and security requirements, may not only cause us significant reputational harm, but may
also lead to claims against us by our customers and/or governmental agencies and involve substantial fines,
penalties and other liabilities and expenses and costs for remediation.
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
We believe that we

have taken necessary steps to protect our proprietary rights, but no assurance can be given that we will be able to
successfully enforce or protect our rights in the event that they are infringed upon by a third party.
Employees and Human Capital
At Henry Schein, we have long recognized that as a purpose-driven company, our commitment to creating shared value drives positive societal and environmental impact while supporting long-term business success.
Building
trusted relationships with the key stakeholders who make up our Mosaic of
Success - Team Schein Members
(TSMs), customers, suppliers, stockholders, and society, helps drive our Company’s sustained growth, amplifies our collective strengths, and brings to life our vision of making the world healthier, together.
Overseen by the
Nominating and Governance Committee of our Board of Directors (“Board”)
with the Compensation Committee
also playing a role in environmental, social, and governance matters related to human capital engagement and
executive compensation, some key 2025 highlights related to human capital matters include:
•
Continuing to compensate employees based on role, experience, and performance, consistent with fair
pay practices and competitive outcomes across the workforce;
•
Expanding our learning journey by educating TSMs on multiple components of our culture and values,
creating an understanding of how to sustain a meaningful, inclusive, and learning oriented culture; and
•
Continuing to drive a connected and caring community for our TSMs by fostering an environment
where they can feel a sense of inclusion, belonging, and purpose.
At Henry Schein, our employees continue to be one of our greatest assets.
We employ more than 25,000 people,
with approximately 48% of our workforce based in the United States and approximately
52% based outside of the
United States.
Approximately 14% of our employees are subject to collective bargaining agreements.
We believe
that our relations with our employees are excellent.
TSMs are the cornerstone of our Company.
We
provide a connected and caring community that invests
in the
career journey of our TSMs and encourages their contribution to our mission of making the world healthier.
Our
TSM experience strategy is centered around our Team Schein Values under the pillars of Community, Caring, and
Career.
We
know our business success is built on the engagement and commitment of our team, which is dedicated
to meeting the needs of their fellow TSMs, our customers, supplier partners, stockholders, and society.
We
recognize the changes in how and where we work, and that a continued
connection to our long-standing values
is important for our team members as we evolve our culture.
Throughout 2025, we continued listening to our team
through our continuous listening program, including The Pulse Global Culture
Survey, quarterly Pulse surveys, and
TSM roundtables, to garner feedback from our TSMs on their employee experience.
We believe that a great
employee experience also drives a great customer experience.
We want all our TSMs to pursue their ambitions,
deliver within our value-driven culture, and enjoy a rewarding career enabled by great people leaders.
Our recent listening efforts show that our Team Schein Values and TSM community remain our top strengths, and
that overall TSM engagement is driven by a small set of people-centric factors, led by how supported, well, and
connected TSMs feel, with communication and culture acting as amplifiers of trust and inclusion.
Day-to-day
experience varies across teams, particularly during periods of change, shaping how workload, pace, and priorities
are experienced.
The greatest opportunity lies in strengthening consistency and clarity around direction and
expectations, so teams feel better supported as we continue to evolve.
The feedback from our listening efforts is
shared with our Executive Management Committee and Board, both of whom are committed to addressing
identified opportunities.
Additionally, in 2025 we conducted our second Corporate Citizenship Barometer to
quantify stakeholder perceptions of the Company’s environmental and social priorities, commitments, and impacts.
As part of this commitment, some highlights from 2025 included:
• Community:
Provide opportunities for TSMs to have fun while contributing to an inclusive team that respects and supports one another.
•
Continued our focus on creating an inclusive environment where TSMs feel a sense of belonging;
notably, in 2025 for the fourth time, our top strength identified in The Pulse Global Culture Survey was our Company’s inclusive culture.
To deepen our commitment to inclusion across the Company, Global

Directors and Vice Presidents and U.S. Managers are responsible for attending educational training focused on developing our culture.
We continue to expand our learning journey, educating TSMs on key topics that help us develop a culture of inclusion and understanding.
•
Completed our second year of Henry Schein Games, a global virtual platform that drives community
and engagement and offers field-day type in-person events at various global locations that brought
TSMs together through friendly competition by earning points for their team by engaging in cultural-
related activities and posting photos.
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
Our Chief Executive Officer (“CEO”) engages
directly in many of our ERG programs.
•
Launched Functional Resource Groups (“FRGs”), a vehicle for TSMs to learn, collaborate, and
problem-solve – bridging gaps and uniting global TSMs within similar functions across departments,
regions, and work models.
•
Launched MySchein Reels and Community Explorer –pages on our internal intranet that drive
awareness of various connection opportunities throughout the Company.
•
Piloted an enhanced workplace technology tool that offers functionality for collaboration by allowing
teams to see when others are working in an office, seamless booking of spaces both at
Henry Schein
facilities and on-demand spaces, and a Company events calendar.
•
Certified an additional 100 TSMs through our Culture Ambassador Program, which educates TSMs on
our culture and certifies TSMs as mentors to new hires during their first 90 days to ensure new TSMs
understand how we live our values day to day, and how they can engage in the Team Schein Culture.
• Caring:
Build a world we want to live in by supporting each other and the communities in which we live
and work.
•
Continued to offer a variety of opportunities to volunteer to drive purpose and engage in local
communities in which TSMs live and work, such as through Carry the Load, the We Care Global
Challenge, Back to School, and Holiday Cheer.
•
Continued to strengthen our strategic partnerships with industry associations, customers, and suppliers
that support access to quality health care through various key programs and initiatives (e.g., S.M.I.L.E.
Healthcare Pathway Program, Gives Kids A Smile, Cares Package Program, Global
Student Outreach
Program, and Prepare to Care).
•
In 2025, we shipped nearly 2,500 Henry Schein CARES packages to over 200 grant recipients.
These
packages contained donated products enabling health care heroes across the globe to support screening,
restorative, and educational events.
•
Developed the Stan’s Service Award
program to honor Stanley M. Bergman’s legacy that aims to
celebrate TSMs who embody the philosophy of “doing well by doing good.” This program awards a
limited number of cash grants to non-profit organizations globally where TSMs volunteer their time.
•
Expanded our global and highly rated Steps for Suicide Prevention campaign, which brings TSMs
together to walk for a cause and provide education, partnering with the American
Foundation for
Suicide Prevention, Suicide Awareness and Remembrance (for Veterans),
and other local
organizations.
• We
also understand the importance of driving a culture of wellness for our own team members through
our Mental Wellness Committee, which is supported by our CEO, Executive Management Committee, and Board.
In 2025, we launched an “Intrinsic Motivation” campaign to help TSMs understand what
drives them at work and how they can get more involved in initiatives that align to that motivator to
help TSMs find work that is more meaningful, energizing, and fulfilling.
• Career:
Provide opportunities for TSMs to develop personally and professionally with an emphasis on embodying our values to achieve our collective goals with excellence and integrity.
•
Launched The HELIX Network,
a leadership development program that cultivates high-performing
TSMs to represent Henry Schein with external partners.

•
Implemented globally the Core Leadership Capabilities (CLCs) for all TSMs
that highlights the
leadership capabilities that all TSMs are expected to demonstrate for career success.
The CLCs are a
common language and foundational step to developing and refining the tools, processes, and programs
which support the evolution of a TSM’s career,
including enhancing skills and career development,
leading to enhanced career pathing and internal mobility.
• Launched Career Explorer, a centralized hub for TSMs to access the tools and resources needed to support their career journey.
The hub provides access to the Career & Leadership Opportunities page which markets internal roles and assignments across the company to support internal movement;
directs TSMs to the Global Talent & Development page for support in the talent, performance, learning, and assessment space; highlights career stories from fellow TSMs for inspiration; and details
our Core Leadership Capabilities, which provide transparency of the leadership capabilities that all
TSMs are expected to demonstrate for career success.
•
Continued investment in our employees by providing both formal and informal learning opportunities
focused on growing and enhancing knowledge, skills, and abilities through a broad suite of professional
development training programs for current and future roles.
In 2025, we continued to add new
workshops that enabled TSMs to build the skills they need for today and for the future.
•
Continued expansion of our Leadership Development programs, inclusive of our formal mentorship
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
In 2025, we recognized 16 award winners around the world at our
Global Directors and Vice Presidents Management Meeting.
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

Information about our Executive Officers
The following table sets forth certain information regarding our executive officers as of February 24, 2026:
Name Age Position
Stanley M. Bergman
76 Chairman, Chief Executive Officer, Director
Andrea Albertini 55
Chief Executive Officer, Global Distribution and Technology
Michael S. Ettinger
64 Executive Vice President and Chief Operating Officer
Mark E. Mlotek
70 Executive Vice President, Chief Strategic Officer
Tom Popeck 56 Chief Executive Officer, Henry Schein Products
Christine Sheehy 58 Senior Vice President, Chief Human Resources Officer
Ronald N. South 64 Senior Vice President, Chief Financial Officer
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
Mr. Bergman will retire as Chief
Executive Officer on March 1, 2026, following which Mr. Bergman will remain as Chairman of the Board.
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
Mr. Mlotek was a
director from 1995 to May 2025.
Prior to his current role, Mr. Mlotek was Senior Vice President and subsequently
Executive Vice President of the Corporate Business Development Group between 2000 and 2012.
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
Prior to joining us in
2008 as our Vice President, Corporate Finance, Mr. South held leadership roles at Bristol-Myers Squibb and
PepsiCo, and held several roles of increasing responsibility with PricewaterhouseCoopers
LLP,
where he advised
clients located in the United States, Europe, and Latin America.
Mr. South is a Certified Public Accountant.
Other Executive Management
The following table sets forth certain information regarding other Executive
Management as of February 24, 2026:
Name Age Position
R. Steven Boggan 61 Chief Executive Officer, Global Oral Reconstruction Group, Americas
David Kochman 46 Senior Vice President, Chief Corporate Affairs Officer
James Mullins 61 Senior Vice President, Global Supply Chain
Kelly Murphy 45 Senior Vice President and General Counsel
Christopher Pendergast 63 Senior Vice President and Chief Technology Officer
R. Steven Boggan
has been our Chief Executive Officer, Global Oral Reconstruction Group since July 2025.
As
CEO of our Global Oral Reconstruction Group, which is part of our Global
Specialty Products segment, Mr.
Boggan leads commercial operations in the Americas, global marketing, and R&D.
Mr. Boggan joined Henry
Schein, as the President and CEO of BioHorizons, which we acquired in
2014.
Mr. Boggan joined BioHorizons in
1995 and was promoted to President and CEO in 2000.
Prior to BioHorizons, Mr. Boggan was employed at Dow
Corning Wright and Wright Medical Technology
from 1989 until 1995.
David Kochman
has been our Senior Vice President, Chief Corporate Affairs Officer since January 2025.
Mr.
Kochman joined us in 2015 and has held roles of increasing responsibility, including Vice President, Chief
Corporate Affairs Officer, and Vice
President, Corporate Affairs & Deputy Chief of Staff, Office of the CEO.
Prior
to joining Henry Schein, Mr. Kochman served as General Counsel and Corporate Development Officer for a
privately held company and was previously a Partner at the law firm Reed Smith
LLP.
James Mullins
has been our Senior Vice President of Global Supply Chain since 2018.
Mr. Mullins joined us in
1988 and has held a number of key positions with increasing responsibility, including Global Chief Customer
Service Officer.
Kelly Murphy
has been our Senior Vice President and General Counsel since 2021.
In 2025, in addition to her
global legal responsibilities, her role expanded to include leadership of our Regulatory and Compliance functions.
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
relative importance or priority.
COMPANY RISKS
We are dependent upon third parties for the manufacture/supply of a significant volume of our products and where we manufacture products, we are dependent upon third parties for raw materials/purchased components.
We obtain a significant volume of the products we distribute from third parties, with whom we generally do not have long-term contracts.
While there is typically more than one source of supply, some key suppliers, in the aggregate, supply a significant portion of the products we sell.
In 2025, our top 10 Global Distribution and Value-
Added Services suppliers and our single largest supplier accounted for approximately
24% and 4%, respectively, of
our aggregate purchases.
Additionally, where we are the manufacturer of products for our speciality business (
e.g. ,
dental implants, endodontics, and orthopedics), we are dependent upon third parties for raw materials and
purchased components.
Although no single supplier is material, because of our dependence upon such suppliers,
our operations are subject to the suppliers’ ability and willingness to supply products in the quantities that we
require, and the risks include delays caused by interruption in production based on conditions outside of our
control, including a supplier’s failure to comply with applicable government requirements (which may result in
product recalls, product detentions, and/or cessation of sales) or an interruption in the suppliers’ manufacturing
capabilities.
In the event of any such interruption in supply, we would need to timely identify and obtain acceptable replacement sources.
There is no guarantee that we would be able to obtain such alternative sources of supply on a
timely basis, if at all, and an extended interruption in supply, particularly of a high-sales volume and/or high-
margin product, could result in a significant disruption in our sales and operations, as well as damage to our
relationships with customers and our reputation.
We may be unsuccessful in achieving our strategic growth objectives.
Our 2025 – 2027 BOLD+1 Strategic Plan is defined under “Business, Business
Strategy” above.
In particular, we
are focused on continuing to grow our Henry Schein specialty brands and technology and value-added services
solutions both organically and inorganically, and to drive greater efficiencies.
If we are unable to effectively
implement our strategic plan, we may not achieve our desired return on our investments through our growth
strategies.
Our business could be affected by the Strategic Partnership Agreement with KKR.
On January 29, 2025, we announced a strategic investment by
funds affiliated with KKR & Co. Inc. (“KKR”), a
leading global investment firm, and a Strategic Partnership Agreement (the “Partnership
Agreement”) with KKR.
Under the Partnership Agreement, two independent directors, Max Lin and
William K. “Dan” Daniel, joined our
Board of Directors.
On May16, 2025, we issued 3,285,151 shares of common stock
to funds affiliated with KKR
for an investment of $250 million, at approximately $76.10 per share.
Pursuant to the Partnership Agreement, KKR
also has the ability to purchase additional shares via open market purchases up to a total equity stake of 14.9% of
the outstanding shares of common stock of the Company.
On November 4, 2025, the Company and KKR entered
into an amendment to the Partnership Agreement that increased the beneficial ownership limit from 14.9% to19.9%
of the outstanding shares of the Company’s common stock that KKR is permitted to acquire during the standstill
period.
The standstill provisions, including the increased ownership limit, continue in effect for a period of six
months following the later of the expiration of the term of the Partnership Agreement and the date on which no
KKR director appointed pursuant to the Partnership Agreement is serving on the Company’s Board of Directors.
On December 7, 2025, pursuant to the Partnership Agreement, KKR notified the Company of its election to
exercise the Extension Election (as defined in the Partnership Agreement) whereby the Company’s Board of

Directors will renominate KKR’s designees, Max Lin and William K. “Dan” Daniel, to stand for election at the
Company’s 2026 annual meeting of stockholders for a term expiring at the Company’s 2027 annual meeting of stockholders. The Partnership Agreement may have unintended consequences, such as uncertainty about our
management, operations, or future strategic direction, which could result in the loss of future business opportunities
or negatively impact our ability to attract and retain qualified talent.
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
We have increased and expect to continue to increase our use of AI technologies in various contexts to improve customer and patient experiences and drive efficiencies in certain areas of our business, including, without
limitation, making AI features available within our practice management systems, which, among other things, helps
dentists and clinical staff detect caries.
While these innovations can present benefits to the Company, they also create risks and challenges.
The use of AI in healthcare offerings poses certain clinical risks resulting from
potential misdiagnosis or misinformation provided from AI applications, diminishing critical judgment, or loss of
interpersonal care from clinicians.
These deficiencies could undermine the decisions, predictions, or analysis AI
applications produce, as well as their adoption, subjecting us to competitive harm, legal liability (including under
new proposed legislation regulating AI in jurisdictions such as the EU or new applications of existing data
protection, privacy, intellectual property, and other laws), regulatory actions, and reputational harm.
In addition,
some AI scenarios, such as using AI applications to generate patient data
(including, without limitation, using AI to
capture and summarize patient interactions, and voice-activated perio charting), present ethical, privacy, or other
social issues, risking reputational harm and/or reduced market demand or acceptance of AI solutions.
The
safeguards we have designed to promote the ethical implementation of AI may not be sufficient to protect us
against negative outcomes.
All of these risks are amplified by the critical nature of healthcare decisions and the
sensitivity of health-related information, and the occurrence of any of the above could have a material adverse
effect on our business, financial condition or operating results.
Additionally, if investments in emerging
technologies are less successful at attracting and retaining customers than similar investments by our competitors,
or if we are otherwise unsuccessful at realizing the benefits of these technological investments generally, this could
have a material adverse effect on our business, financial condition, or operating results.
Additionally, widely
accessible generative AI that rapidly surpasses our organizational ability to understand associated risks and
opportunities (including employees’ failure to comply with principles, policies and processes governing AI usage)
could endanger our intellectual property, lead to misuse or loss of data and cause reputational harm and other fines, penalties or losses.
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
Our ability to locate qualified,
economically stable suppliers who satisfy our requirements, and to acquire sufficient products in a timely and
effective manner, are critical to ensuring, among other things, that customer confidence is not diminished.
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
Some stockholder
activism has resulted in, and could in the future result in, substantial costs, such as professional fees, and the
diversion of management’s and our Board of Directors’ attention and resources from our business and strategic plans.
Additionally, it could cause uncertainty about our management, operations or future strategic direction, which could result in the loss of future business opportunities or negatively impact our ability to attract and retain
qualified talent.
Activists or other stockholders holding a large portion of our outstanding shares could also exert
influence on actions requiring a stockholder vote, including the election of directors and the approval of certain
extraordinary business transactions.
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
In addition to
health information in our customers’ electronic medical and dental records, certain of our IS store other sensitive
personal and financial information, such as health care and other information related to our employees and
individuals we service, as well as other sensitive information such as credit card information from our third-party
business partners, that is confidential, and in many cases subject to privacy laws.
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
Moreover, cyberattacks have become
more difficult to detect and respond to.
They increasingly exploit AI and machine learning techniques, such as

generative AI-phishing, deepfake impersonations, automated vulnerability discovery, adaptive malware and large-
scale credential-stuffing campaigns.
New subsidiaries that we acquire and non-integrated subsidiaries have been,
and may continue to be, targets to cyberattacks as we update their defensive measures to meet our standards.
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
We have incurred, continue to
incur, and may in the future incur substantial costs as we update our cybersecurity defense systems and our general
computer controls to meet evolving challenges, and legislative or regulatory action related to cybersecurity which
may increase our costs to develop or implement new technology products and services.
A cyberattack that bypasses or compromises our, or our vendors’, IS cybersecurity and/or general information
technology (“IT”) controls (including third-party systems we rely on)
causing an IS security breach may lead, and
has in the past led, to a disruption of our, or our vendors’, IS business systems (including third-party systems we
rely on), interruption of operations (including, without limitation, receiving, verifying and processing customer
orders, customer service, accounts payable, warehouse management and shipping and systems tied to internal
controls over financial reporting), the loss or alteration of business, financial and other protected information, a
negative impact on our financial performance, and to an adverse impact on our financial accounting and reporting
controls.
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
In addition to immaterial and unrelated incidents at certain of our subsidiaries, in October 2023 Henry Schein
experienced a cybersecurity incident that primarily affected the operations of our
North American and European
dental and medical distribution businesses.
Henry Schein One, our practice management software, revenue
cycle
management and patient relationship management solutions business was not affected, and our manufacturing
businesses were mostly unaffected.
Nevertheless, the October 2023 cybersecurity incident disrupted key business
operations, adversely impacted our financial results for the fourth quarter and full year 2023, diverted attention of
management, and caused the Company to incur significant remediation costs.
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
Uncertainty surrounding possible changes to the health care environment, including changes to regulatory
enforcement priorities, may directly or indirectly adversely affect us.
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
Both
our profitability and that of our customers may be materially adversely affected by laws and regulations reducing
reimbursement rates for pharmaceuticals, medical supplies and devices, and/or medical treatments or services,
changes to the methodology by which reimbursement levels are determined, or regulating pricing, contracting and
discounting practices with respect to medical products and services.
It is possible that the adoption of the One Big
Beautiful Bill Act could impact eligibility for participation in Medicare and Medicaid programs, resulting in a
change in utilization of the health care system.
In addition, a number of states are considering and enacting laws
or
regulations to expand their oversight of health care transactions, which may impact the financial stability and
strategic opportunities of certain of our customers.
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
While we have recently experienced increases in shipping costs, we do not expect these
additional expenses to be material to our results now, however they could become material in a future fiscal period.
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
Uncertain global and domestic macro-economic and political conditions that affect the economy and the economic
outlook of the United States, Europe, Asia and other parts of the world could have a material adverse effect on our
business, financial condition or operating results.
These uncertainties, include, among other things, those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Cautionary
Note
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
Under the Sunshine Act, we are required to collect and report detailed information regarding certain financial
relationships we have with covered recipients ( e.g. , physicians, dentists, teaching hospitals, other health care practitioners) as well as physician ownership or investment interest.
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
devices and HCT/P products.
Among the federal laws with which we must comply are the Controlled Substances
Act, the Food, Drug & Cosmetic Act, the Federal Drug Quality and Security
Act, including the Drug Supply Chain
Security Act, and Section 361 of the Public Health Services Act.
Among other things, such laws and the
regulations promulgated thereunder:
•
regulate the introduction, manufacture, advertising, marketing, promotion, sampling, pricing,
reimbursement, labeling, packaging, storage, handling, returning, recalling, reporting, distribution of,
disposal, and recordkeeping for drugs, HCT/P products and medical devices, including unique device
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
•
require the licensing of prescription drug wholesalers and third-party logistics providers; and
•
mandate compliance with standards for the recordkeeping, storage, handling and documentation of
transactions involving prescription drugs and devices and associated reporting requirements.
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
The FDA, DEA, OCR, and state privacy regulators, as
well as CMS (including with respect to complex Medicare reimbursement requirements applicable to our specialty
home medical supplies business) and state Medicaid agencies, have recently increased their regulatory and
enforcement activities and, in particular, the DEA has heightened enforcement activities due to the opioid crisis in
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
Among other things, as mentioned above, the EU
MDR:
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
The U.S. government and industry trade associations (among others) have expressed concerns about financial
relationships between suppliers or manufacturers on the one hand and physicians, dentists and other health care
providers, on the other.
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
We are subject to Directive (EU) 2022/2464 on corporate sustainability reporting (“CSRD”) which became effective on January 5, 2023.
CSRD requires in-scope companies to report sustainability-related information that is
material from both a financial risk or opportunity and an environmental or social impact perspective, and the
assessment of materiality is inherently subjective.
Furthermore, Directive No. 2025/794 of 14 April 2025, the
“Omnibus” Directive, amended Directive 2022/2464 by introducing a two-year postponement of the sustainability
reporting requirements for financial years beginning on or after 1 st
January 2025 and on or after 1
st
January 2026.
This “Omnibus” legislative package amending the CSRD alters the scope, thresholds, timing and contents of
reporting obligations, which may increase our costs.
CSRD is being transposed into national law across EU
Member States, and further legislative or implementation changes may also increase our costs.
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
This Directive covers whistleblowers reporting
breaches of EU laws and regulations and protects a wide range of people, including former employees.
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
TCPA, Section 5 of the FTC Act, the CCPA/CPRA
and various other privacy laws that have or will soon come
into
effect.
Laws and regulations relating to privacy and data protection are continually evolving and subject to
potentially differing interpretations, including those relating to AI.
These requirements may not be harmonized,
may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with
other rules or our practices.
In addition to state-specific data breach notification laws (which exist in all U.S. states
and territories), cybersecurity laws such as the federal Cyber Incident
Reporting for Critical Infrastructure Act of
2022, proposed Federal Acquisition Regulations and amendments to SEC reporting requirements may require us to
provide notifications about cybersecurity incidents in limited timeframes and before investigations are complete.
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
In addition, the European Parliament and the Council of the EU adopted the GDPR that has been effective since
May 25, 2018, which increased privacy rights for Data Subjects in the European Economic Area (EEA), including
individuals who are our customers, suppliers and employees.
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
Despite Brexit, the UK
also has data protection laws equivalent to the GDPR and has implemented further data protection related
legislation.
Switzerland enacted FADP.
Data protection authorities located in different EU Member States may interpret GDPR differently, or requirements of national laws may vary between the EU Member States, UK and
Switzerland, or guidance on GDPR and related laws and compliance practices may be often updated or otherwise
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
Data protection laws in other countries, such as Brazil, are also quickly
evolving, with many countries having updated, or are in the process of updating, their laws to bring them more in
line with the model created by GDPR.
In the United States, the CCPA, effective January 1, 2020, establishes a privacy framework for covered businesses such as ours by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for California residents and creating a new and potentially severe statutory damages framework for
violations of the CCPA, as well as potentially severe statutory damages and a private right of action against businesses that suffer a data security breach due to their violation of a duty to implement reasonable security
procedures and practices.
This private right of action may increase the likelihood of, and risks associated with, data
breach litigation.
In addition, California voters adopted the CPRA (effective January 1, 2023)
which enhances and
strengthens regulatory requirements and individual protections that currently exist under the CCPA.
Effective as of
January 1, 2026, the CCPA/CPRA regulatory framework includes expanded requirements.
Other states have
enacted or are considering enacting similar privacy laws, which may subject us to additional requirements and
restrictions that could have an impact on our business.
As of January 1, 2026, comprehensive privacy laws are now
in effect in 20 states, further complicating our privacy compliance obligations through the introduction of
increasingly disparate requirements across the various U.S. jurisdictions in which we operate.
Additionally, certain
states have enacted specific health data privacy laws and other states are considering similar legislation.
Congress
is considering legislation that may preempt some or all of such U.S. state privacy laws, but which may also provide
a more expansive private right of action for privacy claims than exists under current state laws.
The evolving complexity of privacy and data security legislation in the U.S. and other jurisdictions globally may
complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation.
While we believe we have substantially compliant programs and controls in place to comply with privacy laws
domestically and internationally, our compliance with data privacy and cybersecurity laws is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our
practices in response to new requirements/interpretations, could have a material adverse effect on our business.
Our products and services utilize new technologies, such as AI.
The regulatory landscape for AI is changing
rapidly, with both domestic and international activity.
While there is currently no comprehensive federal legislation in the U.S. concerning the use, development or deployment of AI, regulators pursue AI-related enforcement actions
under existing federal consumer protection laws and have issued related guidance.
Further, state privacy, consumer

protection and AI-specific laws are proliferating and may be applicable to our business.
Other countries are also
applying their data and consumer protection laws to AI, particularly generative AI, and are considering and
implementing specific legal frameworks with respect to AI.
Regulation (EU) 2024/1689 on harmonized rules on
artificial intelligence (the EU AI Act), for example, establishes a comprehensive regulatory framework for AI that
became law in August 2024 with implementation phased through into 2027.
As with the GDPR, it has extra-
territorial effect.
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
These customers and we are subject to laws, regulations and
industry
standards, such as HIPAA and the Payment Card Industry (PCI) Data Security Standards, which require the protection of the privacy and security of those records.
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
Additionally, under the GDPR (and equivalent laws) and U.S. state privacy laws, health data belong to the category of “sensitive data” and benefit from specific protection.
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
• longer payment cycles and difficulty of collecting receivables in foreign jurisdictions;
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
On July 15, 2025, the Company announced that Mr. Bergman will retire as the Company’s CEO on December 31,
2025 (which date was extended to March 1, 2026), and that Mr. Bergman will continue to serve as Chairman of the
Board of Directors of the Company following his retirement.
On January 12, 2026, the Company announced the
appointment of Frederick M. Lowery as its next CEO, effective March 2, 2026, at which time he will join the
Company’s Board of Directors.
Our future success is substantially dependent upon the efforts and abilities of members of our senior management.
Competition for senior management is intense, burnout and turn-over rates are increasing workplace concerns,
transitions among senior level officers can present challenges as well as opportunities, and we may not be
successful in attracting and retaining key personnel, or transitioning to new personnel following departures.
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
Item 1B.
Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2025 fiscal year.

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
Cyber Incidents
In addition to immaterial and unrelated incidents at certain of our subsidiaries, in October 2023 Henry Schein
experienced a cyber incident that primarily affected the operations of our North American and European dental and
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

ITEM 2.
Properties
Within our Global Distribution and Value
-Added Services and Global Specialty Products segments (for properties with more than 100,000 square feet) we lease and/or own approximately
5.0 million square feet of properties,
consisting of distribution, office, showroom, manufacturing and sales space, in significant locations including
United States, Germany, France, Canada, and Brazil.
We also have meaningful market presence in several other
European countries, and the Asia-Pacific region.
Lease expirations range from 2026 to 2048.
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
under the symbol HSIC.
On February 17, 2026, there were approximately 251 holders of record of our common stock and the last reported
sales price was $77.21.
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
Subsequent additional
increases since 2003 that have aggregated to an additional $6.7 billion, authorized by our Board, to the repurchase
program provide for a total of $6.8 billion (including $500 million authorized on January 27, 2025 and an
additional $750 million authorized on September 8, 2025) of shares of our common stock to be repurchased under
this program, with $780 million currently available for future share repurchases.
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
share repurchase program.
As of December 27, 2025, we had repurchased approximately $6.0 billion of common stock (107,876,628) shares
under these initiatives,
with $780 million available for future common stock share repurchases.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended December 27, 2025:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
9/28/2025 through 11/1/2025 1,020,000 $ 64.28 1,020,000 14,467,711
11/2/2025 through 11/29/2025 488,067 70.55 488,067 11,799,992
11/30/2025 through 12/27/2025 1,304,805 76.64 1,304,805 10,244,654
2,812,872 2,812,872
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
Dividend Policy
We have not declared any cash or stock dividends on our common stock during fiscal years 2025 or 2024.
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

$50
$100
$150
$200
$250
December 2020 December 2021 December 2022 December 2023 December 2024 December 2025
Henry Schein, Inc.
Dow Jones US Health Care Index
NASDAQ Composite Index
Stock Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of
all dividends, on December 26, 2020, the last trading day before the beginning of our 2021 fiscal year, through the
end of our 2025 fiscal year with the cumulative total return on $100 invested for the same period in the Dow Jones
U.S. Health Care Index and the Nasdaq Stock Market Composite Index.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL
RETURN
ASSUMES $100 INVESTED ON DECEMBER 26, 2020
ASSUMES DIVIDENDS REINVESTED
December 26, December 25, December 31, December 30, December 28, December 27,
2020 2021 2022 2023 2024 2025
Henry Schein, Inc.
$ 100.00 $ 113.81 $ 121.30 $ 114.96 $ 106.92 $ 115.57
Dow Jones U.S. Health
Care Index
100.00 124.30 119.60 121.86 126.18 144.40
NASDAQ Stock Market
Composite Index
100.00 123.04 82.97 120.01 158.80 191.20
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
Risk factors and uncertainties that could cause actual results to differ materially from current and historical results
include, but are not limited to: our dependence on third parties for the manufacture and supply of our products and
where we manufacture products, our dependence on third parties for raw materials or purchased components; risks
relating to the achievement of our strategic growth objectives, including anticipated results of restructuring and
value creation initiatives; risks related to the Strategic Partnership Agreement with KKR Hawaii Aggregator L.P.
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
changes to laws and policies
governing foreign trade, tariffs and sanctions or greater restrictions on imports and exports, including changes to
international trade agreements and the current imposition of (and the potential for additional) tariffs by the U.S. on
numerous countries and retaliatory tariffs; supply chain disruption; litigation risks; new or unanticipated litigation
developments and the status of litigation matters; our dependence on our senior management (including, without

limitation, the transition to a new Chief Executive Officer), employee hiring and retention, increases in labor costs
or health care costs, and our relationships with customers, suppliers and manufacturers; and disruptions in financial
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
Recent Developments
Chief Executive Officer
On January 12, 2026, we announced the appointment of Frederick
M. Lowery as our new CEO, effective March 2,
2026, at which time Mr. Lowery will join our Board of Directors.
Mr. Lowery succeeds Stanley M. Bergman, who
will remain as our CEO through March 1, 2026, at which time Mr. Bergman will retire as CEO, but will remain as
Chairman of the Board.
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
With respect to the October 2023 cyber incident, we had a $60 million insurance policy, following a $5 million retention.
During the years ended December 27, 2025, December 28, 2024
and December 30, 2023, we incurred $0
million, $9 million and $11 million, respectively, of direct expenses related to the cyber incident, mostly consisting of professional fees.
During the years ended December 27, 2025 and December
28, 2024, we received insurance
proceeds of $20 million and $40 million, respectively, representing insurance recovery of losses related to the cyber incident.
The expenses and insurance recoveries related to the cyber incident are included in the selling, general
and administrative line in our consolidated statements of income.
Tariffs and Related Economic Conditions
The U.S. has adopted new and increased tariffs on imports from countries, which tariffs remain subject to
frequently evolving exemptions and modifications, as well as to court challenges, including a recent invalidation in
the Supreme Court of many of the tariffs.
Some countries have imposed retaliatory tariffs and other restrictions on imports from the U.S.
These developments, and anticipated future developments,
have created a volatile
environment for global trade, and new trade policies with individual countries.
It is unclear whether, or the extent
to which, the current tariffs on trade with numerous countries will remain in place, or change, the exceptions that
may apply, and their timing.
The tariffs did not have a material impact on our results of operations during fiscal year 2025, although sales of
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
programs.
The OBBBA, in combination with tariffs, will likely have an adverse impact on utilization, Medicaid
payment and cost of production (if foreign components are used).
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
We believe
that we have a strong brand identity due to our more than 94 years of experience distributing health care products.
We are headquartered in Melville, New York, employ more than 25,000 people (of which approximately 13,000 are based outside of the United States) and have operations or affiliates in 34 countries and territories.
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
Our reportable segments consist of: (i) Global Distribution and Value-Added Services; (ii) Global Specialty
Products; and (iii) Global Technology.
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
The Centers for Medicare and Medicaid Services,
or CMS, published “National Health Expenditure Data” indicating that total national health care spending reached
approximately $5.3 trillion in 2024, or 18.0% of the nation’s gross domestic product, the benchmark measure for
annual production of goods and services in the United States.
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

Results of Operations
Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in
our 2024 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2024 compared to fiscal year 2023.
The following tables summarize the significant components of our operating results and cash flows for each of the
three years ended December 27, 2025, December 28, 2024, and December
30, 2023 (in millions):
Years
Ended
December 27, December 28, December 30,
2025 2024 2023
Operating results:
Net sales $ 13,184 $ 12,673 $ 12,339
Cost of sales 9,079 8,657 8,479
Gross profit
4,105 4,016 3,860
Operating expenses:
Selling, general and administrative
3,084 3,034 2,956
Depreciation and amortization 263 251 209
Restructuring and related costs 105 110 80
Operating income $ 653 $ 621 $ 615
Other expense, net
$ (120) $ (108) $ (73)
Income taxes (126) (128) (120)
Net income 419 398 436
Net income attributable to Henry Schein, Inc. 398 390 416
Years
Ended
December 27, December 28, December 30,
2025 2024 2023
Cash flows:
Net cash provided by operating activities $ 712 $ 848 $ 500
Net cash used in investing activities (400) (430) (1,135)
Net cash provided by (used in) financing activities (188) (510) 701

Plans of Restructuring and Related Costs
On August 6, 2024, we committed to a restructuring plan (the “2024
Plan”) to integrate our acquisitions, right-size
operations and further increase efficiencies.
We currently expect this plan to be completed at the end of 2027.
During the years ended December 27, 2025 and December 28, 2024, we recorded restructuring and related charges
associated with the 2024 Plan of $105 million and $73 million, respectively.
The restructuring and related costs for
these periods primarily related to severance and employee-related costs, accelerated amortization of right-of-use
assets and fixed assets, and other exit costs.
We expect to record restructuring and related charges associated with the 2024 Plan through the end of 2027; however, an estimate of the amount of these charges for 2026 through 2027 has not yet been determined.
During the year ended December 27, 2025, in connection with the 2024 Plan, we recorded a loss of $1 million and
$12 million related to the disposal of businesses in the Global Distribution and Value
-Added Services and Global
Specialty Product segments, respectively, and a net gain related to disposal of a business in the Global Technology segment.
These amounts are included in the $105 million of restructuring and related charges discussed above.
During the year ended December 28, 2024, in connection with the 2024 Plan, we recorded an impairment of
goodwill and intangible assets of $13 million related to the disposal of a portion of a business in the Global
Specialty Products segment.
This impairment is included in the $73 million of restructuring and related charges
discussed above.
On August 1, 2022, we committed to a restructuring plan (the “2022
Plan”) focused on funding the priorities of the
BOLD+1 strategic plan, streamlining operations and other initiatives to increase efficiency.
The 2022 Plan was
completed as of July 31, 2024.
During the years ended December 28, 2024 and December 30, 2023, in connection
with our 2022 Plan, we recorded restructuring and related costs of $37 million and $80 million, respectively, which
primarily related to severance and employee-related costs, accelerated amortization of right-of-use assets and fixed
assets, and other exit costs.
During the year ended December 30, 2023, in connection with the 2022 Plan, we recorded an impairment of an
intangible asset of $12 million related to disposal of a U.S. business in the Global Specialty Products segment.
This
impairment is included in the $80 million of restructuring and related costs discussed above.
The disposal was
completed during the first quarter of 2024.

2025 Compared to 2024
Note: Percentages for Net Sales; Gross Profit; Operating Expenses; Other
Expense, Net; and Income Taxes are
based on actual values and may not recalculate due to rounding.
Our reportable segments are determined based on how our Chairman and Chief Executive Officer manages the
business, assesses performance and allocates resources.
We have three reportable segments: (i) Global Distribution
and Value
-Added Services; (ii) Global Specialty Products; and (iii) Global
Technology.
Net Sales
Net sales by reportable segment and by major product or service type were as follows:
% of % of Increase / (Decrease)
2025 Total 2024 Total $ %
Global Distribution and Value
-Added Services
Global Dental Merchandise (1) $ 4,831 36.6% $ 4,723 37.3% $ 108 2.2%
Global Dental Equipment (2) 1,799 13.6 1,723 13.6 76 4.4
Global Value
-Added Services
(3) 238 1.8 233 1.8 5 2.2
Global Dental 6,868 52.0 6,679 52.7 189 2.8
Global Medical (4) 4,270 32.5 4,081 32.2 189 4.6
Total Global Distribution and Value
-Added Services
11,138 84.5 10,760 84.9 378 3.5
Global Specialty Products (5) 1,544 11.7 1,446 11.4 98 6.7
Global Technology (6) 675 5.1 630 5.0 45 7.1
Eliminations (173) (1.3) (163) (1.3) (10) n/a
Total
$ 13,184 100.0% $ 12,673 100.0% $ 511 4.0
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
(4) Includes branded and generic pharmaceuticals, home solutions products, vaccines, surgical products, diagnostic tests, infection-
control products, X-ray products, equipment, PPE products, and vitamins.
(5) Includes manufacturing, marketing and sales of dental implant and biomaterial products; and endodontic, orthodontic and orthopedic products and other health care-related products and services.
(6) Consists of the development and distribution of practice management software, e-services and other technology-enabled products for health care providers.
The components of our sales growth/(decline) were as follows:
Constant Currency
Growth/(Decline)
Total Constant
Currency Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Internal
Growth/(Decline)
Acquisition
Growth
Global Distribution and Value
-Added Services
Global Dental Merchandise 1.4% 0.2% 1.6% 0.6% 2.2%
Global Dental Equipment 2.7 0.5 3.2 1.2 4.4
Global Value
-Added Services
(2.0) 4.0 2.0 0.2 2.2
Global Dental 1.6 0.4 2.0 0.8 2.8
Global Medical 3.1 1.5 4.6 - 4.6
Total Global Distribution and Value
-Added Services
2.2 0.8 3.0 0.5 3.5
Global Specialty Products
3.3 2.4 5.7 1.0 6.7
Global Technology 6.7 - 6.7 0.4 7.1
Total 2.6 0.9 3.5 0.5 4.0

Global Sales
Global net sales for the year ended December 27, 2025 increased 4.0%, attributable to internal growth of 2.6%,
acquisition growth of 0.9%, and an increase in foreign exchange of 0.5%.
The components of our sales increase are
presented in the table above.
Global Distribution and Value-Added Services Sales
Global Distribution and Value-Added Services net sales for the year ended December 27, 2025 increased 3.5%.
The components of our sales increase are presented in the table above.
The 1.6% increase in internally generated local currency dental sales was primarily due to sales growth in U.S
dental merchandise and international dental merchandise,
as well as growth in traditional dental equipment in the
U.S. and growth in traditional and digital dental equipment in international markets.
The 3.1% increase in internally generated local currency medical sales was attributable to growth of our Home
Solutions business,
dialysis products and pharmaceuticals.
The 2.0% decrease in internally generated local currency value-added services sales was attributable primarily to
lower sales in our practice transitions business, partially offset by sales growth from our international businesses.
Global Specialty Products
Global Specialty Products net sales for the year ended December 27, 2025 increased 6.7%.
The components of our
sales increase are presented in the table above.
The 3.3% increase in internally generated local currency sales was attributable to growth in our implant and
biomaterial businesses, and orthopedics, partially offset by a decline in orthodontic sales.
Global Technology
Global Technology net sales for the year ended December 27, 2025 increased 7.1%.
The components of sales
growth are presented in the table above.
The internally generated local currency increase of 6.7% in Global Technology sales was primarily attributable to the adoption of our core practice management solutions, particularly our cloud-based platforms, as well as an
increase in revenue cycle management solutions.

Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
Gross Gross Increase
2025 Margin % 2024 Margin % $ %
Global Distribution and Value
-Added Services
$ 2,786 25.0% $ 2,776 25.8% $ 10 0.4%
Global Specialty Products 847 54.8 802 55.4 45 5.5
Global Technology 457 67.7 424 67.4 33 7.6
Corporate 15 n/a 14 n/a 1 n/a
Total
$ 4,105 31.1 $ 4,016 31.7 $ 89 2.2
As a result of different practices of categorizing costs associated with distribution networks throughout our
industry, our gross margins may not necessarily be comparable to other distribution companies.
Gross margin
percentages vary between our segments.
We realize substantially higher gross margin from products we develop and manufacture within our Global Specialty Products segment compared to products distributed within our Global
Distribution and Value-Added Services segment.
Within our Global Technology segment, higher gross margins
result from us being both the developer and seller of software products and services.
Within our Global Distribution and Value
-Added Services segment, gross profit margins may fluctuate between the periods as a result of the changes in product mix and customer mix.
With respect to customer mix, sales to our
large-group customers are typically completed at lower gross margins as a result of higher sales volumes, while
sales to office-based practitioners generally carry higher gross margins due to lower volumes.
The increase in Global Distribution and Value-Added Services gross profit for the year ended December 27, 2025 compared to the prior-year-period is due primarily to increased internally generated sales volume as described above.
The decrease in gross margin rates was attributable primarily to the impact of targeted promotional
programs and product mix.
The increase in Global Specialty Products gross profit primarily reflects increased internally generated sales
volume and gross profit from acquisitions.
The decrease in gross margin rates was due to product mix and pricing.
The increase in Global Technology gross profit is the result primarily of higher internally generated sales.
The
increase in gross margin rates was due to product mix.

Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring and related costs) by segment were as follows:
% of % of
Respective Respective Increase / (Decrease)
2025 Sales 2024 Sales $ %
Global Distribution and Value
-Added Services
$ 2,106 18.9% $ 2,080 19.3% $ 26 1.3%
Global Specialty Products 605 39.2 624 43.2 (19) (3.1)
Global Technology 277 41.0 272 43.2 5 1.5
Corporate 145 n/a 91 n/a 54 60.8
3,133 23.8 3,067 24.2 66 2.1
Adjustments (1) 319 n/a 328 n/a (9) n/a
Total operating expenses $ 3,452 26.2 $ 3,395 26.8 $ 57 1.7
(1)
Adjustments represent items excluded from segment operating income to enable comparison of financial results between periods.
These items may vary independently of business performance.
Please see
Note 4 – Segment and Geographic Data
.
These
adjustments (current year vs. prior year) consist of (i) acquisition intangible amortization ($179 million vs. $184 million), (ii)
restructuring and related costs ($105 million vs. $110 million), (iii) change in contingent consideration ($(2) million vs. $45 million), (iv) litigation settlements ($5 million vs. $6 million), (v) cyber incident-insurance proceeds, net of third-party advisory
expenses ($(20) million net proceeds vs. $(31) million net proceeds), (vi) impairment of intangible assets ($16 million vs. $0 million), (vii) impairment of capitalized assets ($0 million vs. $12 million), and (viii) costs associated with shareholder advisory matters and select value creation consulting costs ($36 million vs. $2 million).
The net increase in operating expenses was attributable to the following:
Operating Costs
(excluding
acquisitions) Acquisitions Adjustments Total
Global Distribution and Value
-Added Services
$ 3 $ 23 $ - $ 26
Global Specialty Products (23) 4 - (19)
Global Technology 5 - - 5
Corporate 54 - - 54
39 27 - 66
Adjustments - - (9) (9)
Total operating expenses $ 39 $ 27 $ (9) $ 57
The components of the net increase in total operating expenses are presented in the table above.
The increase in
operating costs (excluding acquisitions) during the year ended December 27,
2025 was attributable to an increase in
Corporate investments in technology supporting the launch of our Global E-Commerce
Platform
(www.henryschein.com), depreciation expense,
the impact of certain compensation related costs and timing of certain non-income tax credits during the year ended December 28, 2024, partially offset by cost savings from our
restructuring activities, certain changes in estimates and other operating cost efficiencies.
In addition, during the
year ended December 27, 2025,
our operating costs were impacted by recognition of a benefit related to the
remeasurement to fair value of previously held equity investments of $29 million within our Global Specialty
Products segment and $9 million within our Global Distribution and Value-Added Services segment.
During the
year ended December 28, 2024,
our operating costs were impacted by recognition of a remeasurement gain related
to the remeasurement to fair value of a previously held equity investments of $18 million within our Global
Distribution and Value-Added Services segment.

Other Expense, Net
Other expense, net was as follows:
Variance
2025 2024 $ %
Interest income
$ 33 $ 24 $ 9 37.1%
Interest expense
(150) (131) (19) (14.2)
Other, net
(3) (1) (2) n/a
Other expense, net
$ (120) $ (108) $ (12) 10.9
Interest income increased primarily due to increased interest rates.
Interest expense increased primarily due to
increased borrowings.
Income Taxes
Our effective tax rate was 23.7% for the year ended December 27, 2025, compared to 24.9%
for the prior year
period.
The difference between our effective and federal statutory tax rates primarily relates to state and foreign
income taxes and interest expense, as well as the tax treatment associated with the acquisition of a controlling
interest of a previously held non-controlling equity investment.
On July 4, 2025, President Trump signed the reconciliation tax bill, commonly known as the “One Big Beautiful
Bill Act” (OBBBA), into law.
Corporate provisions in the OBBBA include immediate expensing of domestic research and experimental expenditures, limitations on certain deductions, and modifications to international tax
provisions.
The changes resulting from the OBBBA did not have a significant impact to the total tax provision.
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
As of December 27, 2025, the impact of the Pillar Two
rules to our financial statements was immaterial.

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
Our acquisition strategy is focused on investments in companies, including high growth high margin businesses
aligned with our BOLD+1 strategy, that add new customers and sales teams, increase our geographic footprint
(whether entering a new country, such as emerging markets, or building scale where we have already invested in businesses), and finally, those that enable us to access new products and technologies.
We believe that our cash and cash equivalents, our ability to access private debt markets and public equity markets, and our available funds under existing credit facilities provide us with sufficient liquidity to meet our currently
foreseeable short-term and long-term capital needs.
Net cash provided by operating activities was $712 million for the year ended December 27, 2025, compared to net
cash provided by operating activities of $848 million for the prior year.
The net change of $136 million was
primarily attributable to changes in working capital accounts (primarily accounts receivable, inventory, and
accounts payable and accrued expenses),
partially offset by an increase in operating income.
Our operating cash
flows during the year ended December 28, 2024 were positively affected by the residual impacts of the 2023 cyber
incident and included a higher-than-normal level of cash collections.
Our cash collections normalized during the
second half of the year ended December 28, 2024.
Net cash used in investing activities was $400 million for the year ended
December 27, 2025, compared to net cash
used in investing activities of $430 million for the prior year.
The net change of $30 million was primarily
attributable to lower acquisition activity.
Net cash used in financing activities was $188 million for the year ended December 27, 2025, compared to net cash
used in financing activities of $510 million for the prior year.
The net change of $322 million was primarily due to
increased net borrowings from debt,
proceeds received from the issuance of common stock, and a
reduction in
acquisitions of noncontrolling interests in subsidiaries, partially offset by increased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources:
December 27, December 28,
2025 2024
Cash and cash equivalents
$ 156 $ 122
Working
capital
(1) 1,236 1,180
Debt:
Bank credit lines
$ 764 $ 650
Current maturities of long-term debt
33 56
Long-term debt
2,310 1,830
Total debt
$ 3,107 $ 2,536
Leases:
Current operating lease liabilities $ 78 $ 75
Non-current operating lease liabilities 251 259
(1)
Includes $491 million and $241 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at December 27, 2025 and December 28, 2024, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations decreased to 44.8 days as of December 27, 2025
from 47.3 days as of December 28, 2024, which was primarily attributable to the impact that the cyber incident had
on the cash collections during the first half of 2024.
During the years ended December 27, 2025 and December 28,
2024, we wrote off approximately $18 million and $12 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.
Our inventory turns from operations decreased to 4.8 as of December
27, 2025
from 5.0 as of December 28, 2024.
Our working capital accounts may be impacted by current and
future economic
conditions.
Contractual obligations
The following table summarizes our contractual obligations related to fixed and variable rate long-term debt and
finance lease obligations, including interest (assuming a weighted average interest rate of 4.62%), as well as
inventory purchase commitments and operating lease obligations as of December 27, 2025:
Payments due by period
< 1 year 2 - 3 years 4 - 5 years > 5 years Total
Contractual obligations:
Long-term debt, including interest
$ 133 $ 942 $ 1,066 $ 656 $ 2,797
Inventory purchase commitments
8 1 - - 9
Operating lease obligations
91 133 84 63 371
Finance lease obligations, including interest
3 3 1 - 7
Total
$ 235 $ 1,079 $ 1,151 $ 719 $ 3,184
For information relating to our debt please see
Note 14 – Debt
.

Leases
We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment.
Our leases have remaining terms of less than one year to
approximately 23 years, some of
which may include options to extend the leases for up to 10 years.
As of December 27, 2025, our right-of-use
assets related to operating leases were $301 million and our current and non-current operating lease liabilities were
$78 million and $251 million, respectively.
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
share repurchase program.
On September 8, 2025, our Board authorized the repurchase of up to an additional $750 million in shares of our
common stock.
From March 3, 2003 through December 27, 2025, we repurchased $6.0 billion, or 107,876,628 shares, under our
common stock repurchase programs, with $780 million available as of December 27, 2025 for future common stock
share repurchases.
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
As of December 27, 2025 and December 28, 2024, our balance
for
redeemable noncontrolling interests was $895 million and $806 million,
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
statements:
Inventories and Reserves
Inventories consist primarily of finished goods, raw materials and work-in-process and are stated at the lower of
cost or net realizable value.
Cost is determined by the weighted average method for merchandise and actual cost
for large equipment, high-technology equipment and drop-shipments.
Inventory costs for manufactured products
include direct materials, labor, and an allocation of related fixed and variable overhead.
The determination of
inventory carrying values requires management to make significant estimates and judgments.
In assessing the need
for inventory reserves and evaluating net realizable value, we consider multiple factors, including inventory
condition, on-hand quantities, historical and forecasted sales, product life cycles, and prevailing market and
economic conditions.
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
Goodwill
Goodwill is subject to impairment assessment at least once annually as of the first day of our fourth quarter, or if an
event occurs or circumstances change that would more likely than not reduce a reporting unit’s fair value below
carrying value.
We conduct our goodwill impairment testing at the reporting unit level.
We identify our reporting
units by assessing whether two or more components are economically similar and therefore should be aggregated.
Our reporting units are identified as our operating segments.
Goodwill is allocated to such reporting units for the
purposes of our impairment assessment.
For the year ended December 27, 2025, our reporting structure was:
(i) Global Distribution and Value-Added Services reportable segment, which included the following operating segments (a) US Distribution Group; (b) Europe, Middle East, and Africa Distribution Group;
(c) Americas Non-US Distribution Group; and (d) Asia-Pacific and Australia
Distribution Group;
(ii)
Global Specialty Products reportable segment, which included the following operating segments (a) Global
Oral Reconstruction Group; and (b) Healthcare Specialty Group; and
(iii)
Global Technology,
which is both a reportable segment and an operating segment.

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
In performing the annual goodwill impairment assessment, we prepare forward-looking financial projections for
each reporting unit based on input from our leadership and approved operating plans.
These projections incorporate
assumptions related to planned strategic initiatives, the continued integration of recent acquisitions, and prevailing
macroeconomic and market conditions.
Changes in these assumptions could materially affect the estimated fair values of the reporting units.
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
We performed our annual quantitative goodwill assessment, and the estimated fair value of each of our reporting units sufficiently exceeded its respective carrying value.
As a result, no goodwill impairments were recorded
during the years ended December 27, 2025, December 28, 2024, and December
30, 2023.
For the year ended December 28, 2024, in connection with our restructuring initiatives, we recorded an $11 million
impairment of goodwill in the Global Specialty Products segment, relating to the disposal of a portion of a business;
such impairment was calculated based on the relative fair value of goodwill.
Definite-Lived Intangible Assets
Annually or if we identify an impairment indicator, definite-lived intangible assets such as customer relationships
and lists, trademarks, trade names, product development and non-compete agreements are reviewed for impairment
indicators.
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
results.
During the year ended December 27, 2025, we recorded $16 million of impairment charges related to businesses in
our Global Distribution and Value-Added Services segment.
The impairment charges included $14 million
primarily related to customer lists and relationships attributable to lower than anticipated operating margins in these
businesses.
The remaining impairment charges of $2 million related to trade names and non-compete agreements.
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
initiatives.
The remaining $1 million
impairment charges related to trade names and non-compete agreements.
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
initiatives.
The impairment charges for the years ended December 27, 2025, December 28, 2024, and December 30, 2023 were
measured as the excess of the carrying values over the estimated fair values of the related intangible assets,
determined using discounted estimates of future cash flows and the relief-from-royalty method.
Please see
Note 16 – Plans of Restructuring and Related Costs
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
Note 20 – Redeemable Noncontrolling Interests
for additional
information.
Income Tax
Determining whether a deferred tax asset will be realized requires significant estimates and judgment to assess
whether a valuation allowance is necessary.
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
A hypothetical 5% change in the average value of the U.S. dollar in 2025 compared to
foreign currencies would have changed our 2025 reported Net income attributable to Henry Schein, Inc. by
approximately $6 million.
As of December 27, 2025, our forward foreign currency exchange agreements, which expire through November 3,
2028, had a fair value of $(20) million as determined by quoted market prices.
Included in the forward foreign
currency exchange agreements, Henry Schein, Inc. had net investment designated
EUR/USD forward contracts
with notional values of approximately €300 million and reported fair values of $(20) million.
A 5% increase in the
value of the Euro to the USD from December 27, 2025 would decrease the fair value of these forward contracts by
$18 million.
Total
Return Swaps
On March 20, 2020, we entered into a total return swap for the purpose of economically hedging our unfunded non-
qualified supplemental retirement plan and our deferred compensation plan obligation.
At inception, the notional value of the investments in these plans was $43 million.
At December 27, 2025, the
notional value of the investments in these plans was $117 million.
At December 27, 2025, the financing blended
rate for this swap was based on the Secured Overnight Financing Rate
(“SOFR”) of 3.79% plus 0.75%, for a
combined rate of 4.54%.
For the years ended December 27, 2025, December 28, 2024, and December
30, 2023 we
have recorded a gain within selling, general and administrative expense, of approximately
$11 million, $8 million
and $10 million, respectively, net of transaction costs, related to this undesignated swap.
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

Interest Rate Risk
As of December 27, 2025, we had variable interest rate exposure for certain of our revolving credit facilities and
our U.S. trade accounts receivable securitization.
Our revolving credit facility,
which we entered into on July 11,
2023 and expires on July 11, 2028,
has a variable
interest rate that is based on the SOFR plus a spread based on our leverage ratio at the end of each financial
reporting quarter.
As of December 27, 2025, there was $100 million outstanding under this revolving credit
facility.
During the year ended December 27, 2025, the average outstanding balance was approximately $203
million.
Based upon our average outstanding balances, for each hypothetical increase of 25 basis points, our
interest expense thereunder would have increased by $0.5 million.
Our U.S. trade accounts receivable securitization, which we entered into on April 17, 2013 and expires on
December 6, 2027, has a variable interest rate that is based upon the asset-backed commercial paper rate.
As of
December 27, 2025, the commercial paper rate was 4.06% plus 0.75%, for a combined rate of 4.81%,
and the
outstanding balance under this securitization facility was $390 million.
During the year ended December 27, 2025,
the average outstanding balance was approximately $363 million.
Based upon our average outstanding balances,
for each hypothetical increase of 25 basis points, our interest expense thereunder would have increased by $1
million.
On July 11, 2023, we entered into a three-year $750 million term loan credit agreement (the “Term Credit
Agreement”),
which was originally scheduled to mature on July 11, 2026.
On June 6, 2025, this agreement was
amended and restated to, among other things, (i) extend the maturity date to June 6, 2030, and (ii) modify certain
financial definitions and covenants.
The interest rate on this term loan is based on the Term SOFR plus a spread based on our leverage ratio at the end of each financial reporting quarter.
After renewing the Term Credit
Agreement in June of 2025, our hedged portion of the Term Credit Agreement was approximately 90% of the notional total.
As of December 27, 2025, the effective fixed rate was 5.69% and the floating rate was 5.01%,
resulting in a weighted average rate of 5.62%.
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
As of December 27, 2025, the
notional value of the interest rate swap agreements was $675 million.

ITEM 8.
Financial Statements and Supplementary Data

HENRY SCHEIN, INC.
Page
Number
Report of Independent Registered Public Accounting Firm
(BDO USA, P.C.;
New York,
New York;
PCAOB
ID#
243
)
70
Consolidated Financial Statements
:
Balance Sheets as of December 27, 2025 and December 28, 2024
72
Statements of Income for the years ended December 27, 2025,
December 28, 2024 and December 30, 2023
73
Statements of Comprehensive Income for the years ended December 27, 2025,
December 28, 2024 and December 30, 2023
74
Statements of Changes in Stockholders’ Equity for the years ended
December 27, 2025, December 28, 2024 and December 30, 2023
75
Statements of Cash Flows for the years ended December 27, 2025,
December 28, 2024 and December 30, 2023
76
Notes to Consolidated Financial Statements
77
Note 1 – Basis of Presentation and Significant Accounting Policies
77
Note 2 – Cyber Incident
89
Note 3 – Net Sales from Contracts with Customers
89
Note 4 – Segment and Geographic Data
90
Note 5 – Business Acquisitions
93
Note 6 – Inventories, Net
101
Note 7 – Property and Equipment, Net
101
Note 8 – Leases
102
Note 9 – Goodwill and Other Intangibles, Net
104
Note 10 – Investments and Other
106
Note 11 – Fair Value Measurements
107
Note 12 – Concentrations of Risk
110
Note 13 – Derivatives and Hedging Activities
111
Note 14 – Debt
113
Note 15 – Income Taxes
117
Note 16 – Plans of Restructuring and Related Costs
122
Note 17 – Commitments and Contingencies
124
Note 18 – Stock-Based Compensation
125
Note 19 – Employee Benefit Plans
128
Note 20 – Redeemable Noncontrolling Interests
131
Note 21 – Comprehensive Income
131
Note 22 – Earnings Per Share
133
Note 23 – Supplemental Cash Flow Information
134
Note 24 – Related Party Transactions
135
Note 25 – KKR Investment and Accelerated Share Repurchase Program
136

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Henry Schein, Inc.
Melville, New York
Opinion on the Consolidated Financial Statements
We
have
audited
the
accompanying
consolidated
balance
sheets
of
Henry
Schein,
Inc.
(the
“Company”)
as
of
December
27,
2025
and
December
28,
2024,
the
related
consolidated
statements
of
income
and
comprehensive
income, changes in
stockholders’ equity,
and cash
flows for
each of
the three
years in
the period
ended December
27, 2025, and
the related notes
(collectively referred to
as the
“consolidated financial statements”).
In our opinion,
the consolidated financial statements present fairly, in all material respects, the financial position of the Company at
December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in
the period
ended December
27, 2025,
in conformity
with accounting
principles generally
accepted in
the
United States of America.
We
also
have
audited,
in
accordance
with
the
standards
of
the
Public
Company
Accounting
Oversight
Board
(United States) (PCAOB),
the Company's internal
control over financial reporting
as of December
27, 2025, based
on criteria
established in
Internal Control
– Integrated
Framework (2013)
issued by
the Committee
of Sponsoring
Organizations
of
the
Treadway
Commission
(COSO)
and
our
report
dated
February
24,
2026
expressed
an
unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are
the responsibility of the
Company’s management. Our
responsibility is
to
express
an
opinion
on
the
Company’s
consolidated
financial
statements
based
on
our
audits.
We
are
a
public
accounting
firm
registered with
the
Public
Company Accounting
Oversight Board
(United
States)
(PCAOB)
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
Business Acquisition - Valuation of Acquired Intangible Assets
As described in Notes 1 and 5 of the consolidated financial statements, the Company acquired entities within the

Global Distribution and Value-Added Services, Global Specialty Products and Global Technology segments during the year ended December 27, 2025 for total consideration of $392 million.
The purchase price was allocated to the
assets acquired and liabilities assumed based on their respective fair values on the date of acquisition.
The
Company estimated the fair value of identifiable intangible assets using the relief-from-royalty method and the
multi-period excess earnings method which required the Company to make significant estimates and assumptions,
including discount rates and projected revenue growth rates.
We identified the revenue growth rates for certain periods and the discount rates used in estimating the fair value of certain trade name and customer relationships as a critical audit matter.
The principal considerations for our
determination were the subjective judgement required by management in formulating the revenue growth rates and
assessing the appropriateness of the discount rates used in developing the fair value of the applicable acquired
identifiable intangible assets. Auditing these considerations involved especially subjective and challenging auditor
judgement due to the nature and extent of audit effort required to address these matters, including the extent of
specialized skill or knowledge needed.
The primary procedures we performed to address
this critical audit matter included:
●
Evaluating the reasonableness of
the revenue growth rates
used in estimating the
fair value of
certain trade
name
and
customer
relationships
by:
(i)
reviewing
the
historical
performance
of
the
acquired
entity
utilizing its audited
financial statements, and (ii)
assessing the revenue projections against
industry metrics
for certain periods.
●
Utilizing
specialists with
skill
and
knowledge in
valuation to
evaluate the
reasonableness of
the
discount
rates
used
in
estimating
the
fair
value
of
certain
trade
name
and
customer
relationships
by
assessing
the
source information
underlying the
determination of
the discount
rates, developing
a range
of independent
estimates for the discount rates, and comparing those to the discount rates selected by the Company.
/s/
BDO USA, P.C.
We have served as the Company's auditor since 1984.
New York, New York
February 24, 2026

See accompanying notes.
72
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
December 27, December 28,
2025 2024
ASSETS
Current assets:
Cash and cash equivalents
$
156
$
122
Accounts receivable, net of allowance for credit losses of $
90
and $
78
(1)
1,651
1,482
Inventories, net
2,002
1,810
Prepaid expenses and other
655
569
Total current assets
4,464
3,983
Property and equipment, net
621
531
Operating lease right-of-use assets
301
293
Goodwill
4,213
3,887
Other intangibles, net
1,018
1,023
Investments and other
598
501
Total assets
$
11,215
$
10,218
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable
$
1,154
$
962
Bank credit lines
764
650
Current maturities of long-term debt
33
56
Operating lease liabilities
78
75
Accrued expenses:
Payroll and related
340
303
Taxes
179
139
Other
680
618
Total current liabilities
3,228
2,803
Long-term debt (1)
2,310
1,830
Deferred income taxes
146
102
Operating lease liabilities
251
259
Other liabilities
486
387
Total liabilities
6,421
5,381
Redeemable noncontrolling interests
895
806
Commitments and contingencies
(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01
par value,
1,000,000
shares authorized,
none
outstanding
-
-
Common stock, $
0.01
par value,
480,000,000
shares authorized,
115,771,149
issued and outstanding on December 27, 2025 and
124,155,884
issued and outstanding on December 28, 2024
1
1
Additional paid-in capital
177
-
Retained earnings
3,293
3,771
Accumulated other comprehensive loss
(226)
(379)
Total Henry Schein, Inc. stockholders' equity
3,245
3,393
Noncontrolling interests
654
638
Total stockholders' equity
3,899
4,031
Total liabilities, redeemable noncontrolling
interests and stockholders' equity
$
11,215
$
10,218
(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”).
At December 27, 2025 and
December 28, 2024, includes trade accounts receivable of $
491
million and $
241
million, respectively, and long-term debt of $
390
million and $
150
million, respectively.
See
Note 1 – Basis of Presentation and Significant Accounting Policies
for further
information.

See accompanying notes.
73
HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS
OF INCOME
(in millions, except share and per share data)
Years
Ended
December 27, December 28, December 30,
2025 2024 2023
Net sales
$
13,184
$
12,673
$
12,339
Cost of sales
9,079
8,657
8,479
Gross profit
4,105
4,016
3,860
Operating expenses:
Selling, general and administrative
3,084
3,034
2,956
Depreciation and amortization
263
251
209
Restructuring and related costs
105
110
80
Operating income
653
621
615
Other income (expense):
Interest income
33
24
17
Interest expense
(150)
(131)
(87)
Other, net
(3)
(1)
(3)
Income before taxes, equity in earnings of affiliates and
noncontrolling interests
533
513
542
Income taxes
(126)
(128)
(120)
Equity in earnings of affiliates, net of tax
12
13
14
Net income
419
398
436
Less: Net income attributable to noncontrolling interests
(21)
(8)
(20)
Net income attributable to Henry Schein, Inc.
$
398
$
390
$
416
Earnings per share attributable to Henry Schein, Inc.:
Basic
$
3.29
$
3.07
$
3.18
Diluted
$
3.27
$
3.05
$
3.16
Weighted-average common
shares outstanding:
Basic
120,813,977
126,788,997
130,618,990
Diluted
121,717,876
127,779,228
131,748,171

See accompanying notes.
74
HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(in millions)
Years
Ended
December 27, December 28, December 30,
2025 2024 2023
Net income
$
419
$
398
$
436
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)
207
(207)
53
Unrealized gain (loss) from hedging activities
(24)
13
(18)
Pension adjustment gain (loss)
2
(3)
(3)
Other comprehensive income (loss), net of tax
185
(197)
32
Comprehensive income
604
201
468
Comprehensive income attributable to noncontrolling interests:
Net income
(21)
(8)
(20)
Foreign currency translation loss (gain)
(32)
24
(5)
Comprehensive loss (income) attributable to noncontrolling interests
(53)
16
(25)
Comprehensive income attributable to Henry Schein, Inc.
$
551
$
217
$
443

See accompanying notes.
75
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
(9)
- - -
(9)
Settlement of stock-based compensation awards
106
- - - - - -
Transfer of charges in excess of
capital
- -
143
(143)
- - -
Balance, December 28, 2024
124,155,884
1
-
3,771
(379)
638
4,031
Net income (excluding loss of $
5
attributable to Redeemable
noncontrolling interests) - - -
398
-
26
424
Foreign currency translation gain (excluding gain of $
30
attributable to Redeemable noncontrolling interests) - - - -
175
2
177
Unrealized loss from hedging activities,
including tax benefit of $
9
- - - -
(24)
-
(24)
Pension adjustment gain, net of tax of $
3
- - - -
2
-
2
Net distributions to noncontrolling shareholders
- - - - -
(11)
(11)
Purchase of noncontrolling interests
- -
(1)
- -
(1)
(2)
Change in fair value of redeemable securities
- -
(72)
- - -
(72)
Noncontrolling interests and adjustments related to
business acquisitions and contingent consideration - -
(46)
- - -
(46)
Issuance of common stock
3,285,151
-
250
- - -
250
Repurchase and retirement of common stock
(12,062,174)
-
(94)
(762)
- -
(856)
Stock issued upon exercise of stock options
24,172
-
2
- - -
2
Stock-based compensation expense
578,536
-
39
- - -
39
Shares withheld for payroll taxes
(203,951)
-
(15)
- - -
(15)
Settlement of stock-based compensation awards
(6,469)
- - - - - -
Transfer of charges in excess of
capital
- -
114
(114)
- - -
Balance, December 27, 2025
115,771,149
$
1
$
177
$
3,293
$
(226)
$
654
$
3,899

See accompanying notes.
76
HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(in millions)
Years Ended
December 27, December 28, December 30,
2025 2024 2023
Cash flows from operating activities:
Net income
$
419
$
398
$
436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
311
297
248
Impairment charge on intangible assets
16
-
7
Impairment of capitalized software
-
12
27
Non-cash restructuring and related charges
8
32
27
Stock-based compensation expense
39
39
39
Provision for losses on trade and other accounts receivable
16
14
18
Provision for (benefit from) deferred income taxes
5
(61)
(20)
Equity in earnings of affiliates
(12)
(13)
(14)
Distributions from equity affiliates
11
12
15
Changes in unrecognized tax benefits
4
5
10
Other
(57)
(27)
(3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable
(124)
315
(327)
Inventories
(95)
(59)
231
Other current assets
(45)
47
(138)
Accounts payable and accrued expenses
216
(163)
(56)
Net cash provided by operating activities
712
848
500
Cash flows from investing activities:
Purchases of property and equipment
(139)
(148)
(147)
Payments related to equity investments and business acquisitions, net of cash acquired
(199)
(230)
(955)
Proceeds from loan to affiliate
3
4
6
Settlements for net investment hedges
-
-
22
Capitalized software costs
(52)
(39)
(40)
Other
(13)
(17)
(21)
Net cash used in investing activities
(400)
(430)
(1,135)
Cash flows from financing activities:
Net change in bank credit lines
108
387
153
Proceeds from issuance of long-term debt
489
120
1,368
Principal payments for long-term debt
(44)
(318)
(468)
Debt issuance costs
(2)
-
(3)
Issuance of common stock
250
-
-
Proceeds from issuance of stock upon exercise of stock options
2
6
1
Payments for repurchases and retirement of common stock
(850)
(385)
(250)
Payments for taxes related to shares withheld for employee taxes
(15)
(9)
(34)
Distributions to noncontrolling shareholders
(30)
(54)
(47)
Payments for contingent consideration
(19)
(2)
-
Acquisitions of noncontrolling interests in subsidiaries
(77)
(255)
(19)
Net cash provided by (used in) financing activities
(188)
(510)
701
Effect of exchange rate changes on cash and cash equivalents
(90)
43
(12)
Net change in cash and cash equivalents
34
(49)
54
Cash and cash equivalents, beginning of period
122
171
117
Cash and cash equivalents, end of period
$
156
$
122
$
171

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
77
Note 1 – Basis of Presentation and Significant Accounting Policies
Nature of Operations
We distribute health care products and value-added services primarily to office-based dental and medical practitioners, across dental practices, laboratories, physician practices, and ambulatory surgery centers, as well as
government, institutional health care clinics, home health providers, and alternate care clinics.
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
We have significant operations in the United States, Germany, France, Canada, and Brazil.
We also have
meaningful market presence in several other European countries and the Asia-Pacific region.
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
Note 14 – Debt
,
the trade accounts receivable transferred to the
VIE are pledged as collateral to the related debt.
The VIE’s creditors have recourse to us for losses on these trade accounts receivable.
At December 27, 2025 and December 28, 2024, certain trade
accounts receivable that can
only be used to settle obligations of this VIE were $
491
million and $
241
million, respectively, and the liabilities of
this VIE where the creditors have recourse to us were $
390
million and $
150
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
inventory valuation; equity investment
valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax
contingencies; the allowance for credit losses; fair value of contingent consideration; hedging activity; supplier
rebates; measurement of compensation cost for certain share-based performance awards and cash bonus plans; and
pension plan assumptions.
Fiscal Year
We report our results of operations and cash flows on a
52
or
53
weeks per fiscal year basis ending on the last
Saturday of December.
The years ended December 27, 2025, December 28, 2024 and December
30, 2023
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
At December 27, 2025 and December 28, 2024, we had accrued approximately
$
8
million and $
8
million,
respectively, for warranty costs.
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
Total distribution network costs were $
107
million, $
105
million and $
105
million for the years ended December
27, 2025, December 28, 2024 and December 30, 2023, respectively.
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
Direct handling costs
were $
105
million, $
106
million and $
98
million for the years ended December 27, 2025, December 28, 2024
and
December 30, 2023, respectively.
Advertising and Promotional Costs
We expense advertising and promotional costs as incurred.
Total advertising and promotional expenses were $
46
million, $
43
million and $
47
million for the years ended December 27, 2025, December 28, 2024 and
December
30, 2023, respectively.
Stock-Based Compensation Costs
We
measure stock-based compensation at the grant date, based on the estimated fair value of the award, and
recognize the cost (net of estimated forfeitures) as compensation expense on a straight-line basis over the requisite
service period for certain time-based restricted stock units with cliff vesting and on a accelerated basis for the
option awards and certain time-based restricted stock units with graded vesting.
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
Outstanding checks in excess of funds on deposit of $
25
million and $
33
million, primarily related to
payments for inventory, were classified as accounts payable as of December 27, 2025 and December 28, 2024.
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
We write off accounts receivable and charge it against its
recorded allowance when we deem it uncollectible.
Our net accounts receivable balance was $
1,651
million, $
1,482
million, and $
1,863
million, at December 27, 2025,
December 28, 2024 and December 30, 2023, respectively.
The following table presents our allowances for credit losses:
As of
Description
December 27,
2025
December 28,
2024
December 30,
2023
Balance at beginning of year $
78
$
83
$
65
Provision for credit losses
20
14
17
Adjustments to existing allowances for late fees, foreign currency exchange rates, and write-offs
(8)
(19)
1
Balance at end of year $
90
$

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
sheets.
Current and non-current contract asset balances as of December 27,
2025 and December 28, 2024 were not
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
within our consolidated balance sheets.
During the years ended December 27, 2025, December 28, 2024, and December
30, 2023, we recognized
substantially all of the current contract liability amounts that were previously deferred at the beginning of each
year.
The following table presents our contract liabilities:
As of
Description
December 27,
2025
December 28,
2024
December 30,
2023
Current contract liabilities $
81
$
81
$
89
Non-current contract liabilities
9
8
9
Total contract
liabilities
$
90
$
89
$
98
Inventories and Reserves
Inventories consist primarily of finished goods, raw materials and work-in-process and are stated at the lower of
cost or net realizable value.
Cost is determined by the weighted average method for merchandise and actual cost
for large equipment, high-technology equipment and drop-shipments.
Inventory costs for manufactured products
include direct materials, labor, and an allocation of related fixed and variable overhead.
The determination of
inventory carrying values requires management to make significant estimates and judgments.
In assessing the need
for inventory reserves and evaluating net realizable value, we consider multiple factors, including inventory
condition, on-hand quantities, historical and forecasted sales, product life cycles, and prevailing market and
economic conditions.
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
Certain prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration, or
we may be entitled to recoup a portion of purchase price cash consideration if certain financial targets or negotiated
goals are met.
We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition, using the income approach, including a probability-weighted discounted cash flow
method or an option pricing method, where applicable.
Any adjustments to these accrual amounts are recorded in
selling, general and administrative within our consolidated statements of income.
While we use our best estimates and assumptions to accurately value consideration transferred, assets acquired and
liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement.
As a

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
84
result, within
12 months
following the date of acquisition, or the measurement period, we may record adjustments
to consideration transferred, assets acquired and liabilities assumed with the corresponding offset to goodwill
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
We conduct our goodwill impairment testing at the reporting unit level.
We identify our reporting
units by assessing whether two or more components are economically similar and therefore should be aggregated.
Our reporting units are identified as our operating segments.
Goodwill is allocated to such reporting units for the
purposes of our impairment analyses.
For the year ended December 27, 2025, our reporting structure was:
(i) Global Distribution and Value-Added Services reportable segment, which included the following operating segments (a) US Distribution Group; (b) Europe, Middle East, and Africa Distribution Group;
(c) Americas Non-US Distribution Group; and (d) Asia-Pacific and Australia
Distribution Group;
(ii)
Global Specialty Products reportable segment, which included the following operating segments (a) Global
Oral Reconstruction Group; and (b) Healthcare Specialty Group;
and
(iii)
Global Technology,
which is both a reportable segment and an operating segment.
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
In January 2025, we performed a geographical realignment within the Global Distribution and Value-Added
Services reportable segment intended to provide increased transparency into the performance of our global
distribution businesses and to reflect evolving management oversight and decision-making.
As a result of the
realignment and the change in reporting units, we reallocated goodwill to each of our new reporting units using a
relative fair value approach.
The relative fair values of the new reporting units were determined based on
a
quantitative valuation analysis that considered projected cash flows, market assumptions, and other relevant
valuation inputs.
Reporting units under the former and new structures
of the Global Distribution and Value-Added
Services reportable segment were tested for impairment as of January 1,
2025, and it was determined that the fair
values of our reporting units more likely than not exceeded their carrying values, resulting in no impairment as of
January 1, 2025 under both structures.
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
85
Intangible Assets
In connection with our business acquisitions, we recognize assets acquired and liabilities assumed based on fair
value estimates as of the date of acquisition.
The estimated fair value of identifiable intangible assets
(i.e.,
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
Definite and indefinite-lived intangible assets primarily consist of customer relationships, customer lists,
trademarks, trade names, product development and non-compete agreements.
For long-lived assets used in
operations, impairment losses are only recorded if the asset or asset groups carrying amount is not recoverable
through its undiscounted future cash flows.
We measure the impairment loss based on the difference between the carrying amount and the estimated fair value.
When an impairment exists, the related assets are written down to fair value.
During the years ended December 27, 2025, December 28, 2024
and December 30, 2023, we recorded total
impairment charges within the selling, general and administrative line of our consolidated statements of income on
intangible assets of $
16
million, $
0
million and $
7
million, respectively, as more fully discussed in
Note 9 –
Goodwill and Other Intangibles, Net
.
During the years ended December 27, 2025, December 28, 2024
and
December 30, 2023, we recorded impairment charges, within the restructuring and related costs line of our
consolidated statements of income, of $
0
million, $
14
, million, and $
12
million, respectively.
See
Note 16 – Plans
of Restructuring and Related Costs
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
stockholders’ equity.
Our comprehensive income is primarily comprised of net income, foreign currency
translation gain (loss), unrealized gain (loss) from hedging activities and unrealized pension adjustment gain (loss).
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
Accounting Pronouncements Recently Adopted
During the year ended December 27, 2025, we adopted Accounting Standards Update
(“ASU”) 2023-09, “
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
In addition to
new disclosures associated with the rate reconciliation, this ASU requires information pertaining to taxes paid (net
of refunds received) to be disaggregated for federal, state and foreign taxes and further disaggregated for specific
jurisdictions to the extent the related amounts exceed a quantitative threshold.
This ASU also describes items that
need to be disaggregated based on their nature, which is determined by reference to the item’s fundamental or
essential characteristics, such as the transaction or event that triggered the establishment of the reconciling item and
the activity with which the reconciling item is associated.
This ASU eliminates the historic requirement that
entities disclose information concerning unrecognized tax benefits having a reasonable possibility of significantly
increasing or decreasing in the 12 months following the reporting date.
We adopted this ASU on a prospective
basis, which resulted in the required additional disclosures included in
Note 15 – Income Taxes
.
During the year ended December 28, 2024, we adopted ASU 2023-07, “ Segment Reporting (Topic 280):
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
We adopted Topic
280 on a retrospective basis, which resulted in
the required additional disclosures included in our consolidated financial statements.
Recently Issued Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-11, “ Interim Reporting
(Topic 270): Narrow
-Scope Improvements
,” which is intended to improve navigability of the guidance in Topic
270, Interim Reporting, and clarify when it applies.
The ASU also addresses the form and content of such financial statements and interim disclosure requirements, and establishes a principle under which an entity must disclose
events since the end of the last annual reporting period that have a material impact on the entity.
This ASU is
effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within
those annual reporting periods, with early adoption permitted.
We are currently evaluating the impact that ASU
2025-11 will have on our consolidated financial statements and related disclosures.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
88
In December 2025, the FASB issued ASU 2025-10, “ Government Grants (Topic 832) - Accounting for Government
Grants Received by Business Entities, ” which establishes guidance on the recognition, measurement, and presentation of government grants received by business entities.
This ASU is effective for annual reporting periods
beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early
adoption permitted.
We are currently evaluating the impact that ASU 2025-10 will have on our consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU 2025-09, “ Derivatives and Hedging (Topic 815): Hedge Accounting
Improvements,
” which is intended to more closely align financial reporting with the economics of entities’ risk
management activities, including expanded eligibility of forecasted transactions, additional flexibility in measuring
hedge effectiveness, and clarifications related to hedging non-financial items.
This ASU is effective for annual
reporting periods beginning June 1, 2027, and interim reporting periods within those annual reporting periods, with
early adoption permitted, and should be applied prospectively.
We are currently evaluating the impact that ASU
2025-09 will have on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, “ Intangibles - Goodwill and Other - Internal-Use Software
(Subtopic 350-40): Targeted Improvements
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
With respect to the October 2023 cyber incident, we had a $
60
million insurance policy, following a $
5
million
retention.
During the years ended December 27, 2025, December 28, 2024
and December 30, 2023, we incurred $
0
million, $
9
million and $
11
million, respectively, of expenses related to the cyber incident, mostly consisting of professional fees.
During the year ended December 28, 2024, we received insurance proceeds of $
40
million,
representing a partial insurance recovery of losses related to the cyber incident.
During the year ended December
27, 2025, we received insurance proceeds of $
20
million under this policy, representing insurance recovery of losses related to the cyber incident.
The expenses and insurance recoveries related to the cyber
incident are
included in the selling, general and administrative line in our consolidated statements of income.
Note 3 – Net Sales from Contracts with Customers
Net sales are recognized in accordance with policies disclosed in
Note 1 – Basis of Presentation and Significant
Accounting Policies
.
Disaggregation of Net Sales
The following table disaggregates our net sales by reportable segment:
Years
Ended
December 27,
2025
December 28,
2024
December 30,
2023
Net Sales:
Global Distribution and Value
-Added Services
Global Dental merchandise $
4,831
$
4,723
$
4,783
Global Dental equipment
1,799
1,723
1,675
Global Value
-added services
238
233
191
Global Dental
6,868
6,679
6,649
Global Medical
4,270
4,081
3,912
Total Global Distribution
and Value
-Added Services
11,138
10,760
10,561
Global Specialty Products
1,544
1,446
1,331
Global Technology
675
630
602
Eliminations
(173)
(163)
(155)
Total $
13,184
$
12,673
$
12,339

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
90
Note 4 – Segment and Geographic Data
We conduct our business through
three
reportable segments: (i) Global Distribution and Value-Added Services; (ii)
Global Specialty Products; and (iii) Global Technology.
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
We define
adjusted operating income as operating income adjusted to exclude
(a) direct cybersecurity costs and related
insurance recovery proceeds, (b) amortization of acquisition intangibles,
(c) organizational restructuring and related
expenses, (d) impairment of intangible assets, (e) changes in fair value of contingent consideration, (f) litigation
settlements, and (g) costs associated with shareholder advisory matters and select value creation consulting costs.
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
Note 1 – Basis of
Presentation and Significant Accounting Policies
.
Sales and transfers between reportable segments are eliminated in consolidation.

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
Years Ended
December 27, December 28, December 30,
2025 2024 2023
Gross Sales:
Global Distribution and Value
-Added Services
(1) $
11,138
$
10,760
$
10,561
Global Specialty Products
(2)
1,544
1,446
1,331
Global Technology (3)
675
630
602
Total Gross Sales
13,357
12,836
12,494
Less: Eliminations:
Global Distribution and Value
-Added Services
(18)
(31)
(36)
Global Specialty Products
(155)
(132)
(119)
Global Technology
-
-
-
Total Eliminations
(173)
(163)
(155)
Net Sales:
Global Distribution and Value
-Added Services
11,120
10,729
10,525
Global Specialty Products
1,389
1,314
1,212
Global Technology
675
630
602
Total Net Sales $
13,184
$
12,673
$
12,339
Segment Cost of Sales: (4)
Global Distribution and Value
-Added Services
$
8,352
$
7,984
$
7,862
Global Specialty Products
697
644
611
Global Technology
218
206
185
Segment Operating Expenses: (5)
Global Distribution and Value
-Added Services
$
2,106
$
2,080
$
2,034
Global Specialty Products
605
624
545
Global Technology
277
272
275
Operating Income:
Global Distribution and Value
-Added Services
$
680
$
696
$
665
Global Specialty Products
242
178
175
Global Technology
180
152
142
Total Segment Operating Income
1,102
1,026
982
Corporate, net
(130)
(77)
(92)
Adjustments (6)
(319)
(328)
(275)
Total Operating Income $
653
$
621
$
615
Years Ended
December 27, December 28, December 30,
2025 2024 2023
Depreciation and Amortization:
Global Distribution and Value
-Added Services
$
27
$
25
$
26
Global Specialty Products
36
29
23
Global Technology
36
35
31
Total Segment Depreciation and Amortization
99
89
80
Corporate
33
24
18
Acquisition intangible amortization within adjustments
(6)
179
184
150
Total Depreciation and Amortization $
311
$
297
$
248

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
The following table presents a breakdown of such adjustments:
Years Ended
December 27, December 28, December 30,
2025 2024 2023
Adjustments:
Restructuring and related costs $
(105)
$
(110)
$
(80)
Acquisition intangible amortization
(179)
(184)
(150)
Cyber incident-insurance proceeds, net of third-party advisory expenses
20
31
(11)
Change in contingent consideration
2
(45)
-
Litigation settlements
(5)
(6)
-
Impairment of capitalized assets
-
(12)
(27)
Impairment of intangible assets
(16)
-
(7)
Costs associated with shareholder advisory matters and select value creation consulting costs
(36)
(2)
-
Total adjustments $
(319)
$
(328)
$
(275)
The following table presents information about our operations by geographic area as of and for the years ended
December 27, 2025, December 28, 2024 and December 30, 2023.
Net sales by geographic area are based on the
respective locations of our subsidiaries.
No country, except for the United States, generated net sales greater than
10
% of consolidated net sales.
There were no material amounts of sales or transfers among geographic areas and
there were no material amounts of export sales.
2025 2024 2023
Net Sales
Long-Lived
Assets Net Sales
Long-Lived
Assets Net Sales
Long-Lived
Assets
United States
$
9,096
$
4,033
$
8,825
$
3,683
$
8,662
$
3,479
Other
4,088
2,120
3,848
2,051
3,677
2,135
Consolidated total
$
13,184
$
6,153
$
12,673
$
5,734
$
12,339
$
5,614

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
93
Note 5 – Business Acquisitions
Our acquisition strategy is focused on investments in companies, including high growth high margin businesses
aligned with our BOLD+1 strategy, that add new customers and sales teams, increase our geographic footprint
(whether entering a new country, such as emerging markets, or building scale where we have already invested in businesses), and finally, those that enable us to access new products and technologies.
2025 Acquisitions
During the year ended December 27, 2025, we acquired companies within the Global Distribution and Value-
Added Services,
Global Specialty Products and Global Technology segments.
Our acquired ownership interest in
these companies range from
60
% to
100
%.
The following table aggregates the preliminary estimated fair value, as of the date of the acquisition, of
consideration paid and net assets acquired for acquisitions during the year ended
December 27, 2025:
Preliminary
Allocation as of
December 27, 2025
Acquisition consideration:
Cash $
194
Deferred consideration
3
Estimated fair value of contingent consideration payable
19
Fair value of previously held equity method investments
91
Redeemable noncontrolling interests
85
Total consideration $
392
Identifiable assets acquired and liabilities assumed:
Current assets $
59
Intangible assets
150
Other noncurrent assets
42
Current liabilities
(26)
Long-term debt
(1)
Deferred income taxes
(23)
Other noncurrent liabilities
(8)
Total identifiable
net assets
193
Goodwill
199
Total net assets acquired $
392
The accounting for acquisitions in the year ended December 27, 2025 has not been completed in several areas,
including, but not limited to, pending assessment of certain assets, primarily including identifiable intangibles and
certain equity method investments, and certain liabilities, primarily including deferred income taxes.
During the
year ended December 27, 2025, we did not record any material measurement period adjustments.
Goodwill is a result of the synergies and cross-selling opportunities that these acquisitions are expected to provide
for us, as well as the expected growth potential.
The majority of the acquired goodwill is not deductible
for tax
purposes.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
94
The following table summarizes the intangible assets acquired during the year ended December 27, 2025:
2025
Weighted Average
Useful
Lives (in years)
Customer relationships and lists $
98
11
Trademarks / Tradenames
32
7
Product development
18
10
Non-compete agreements
2
5
Total $
150
During the year ended December 27, 2025, in connection with acquisitions of controlling interests of affiliates, we
recognized gains of approximately $
38
million, related to the remeasurement to fair value of our previously held equity investments.
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
acquisitions was immaterial to our consolidated financial statements.

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
Pro forma financial information and TriMed’s revenue and earnings since the acquisition date have not been presented because the impact of the TriMed acquisition was immaterial to our consolidated
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
11 years
,
7 years
,
9 years
and
5 years
, respectively.
We completed the accounting for all other acquisitions that occurred during the year ended December 28, 2024 and we did not record any material measurement period adjustments related to these acquisitions during the year ended
December 27, 2025.
Goodwill is a result of the synergies and cross-selling opportunities that these acquisitions are expected to provide
for us, as well as the expected growth potential.
The majority of the acquired goodwill is not deductible
for tax
purposes.
During the year ended December 28, 2024, in connection with the acquisition of a controlling interest of an
affiliate, we recognized a gain of approximately $
19
million related to the remeasurement to fair value of our
previously held equity investment, using a discounted cash flow model based on Level 3 inputs, as defined in
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
284
million.
Our acquired ownership interest ranged between
51
% to
100
%.
During the
year ended December 30, 2023, in connection with the acquisition of a controlling interest of an affiliate, we
recognized a gain of approximately $
18
million related to the remeasurement to fair value of our previously held
equity investment, using a discounted cash flow model based on Level
3 inputs, as defined in
Note 11 – Fair Value
Measurements
.
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
Acquisition Costs
During the years ended December 27, 2025, December 28, 2024
and December 30, 2023 we incurred $
6
million, $
6
million and $
22
million in acquisition costs, respectively.
These costs are included in selling, general and
administrative in our consolidated statements of income.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
101
Note 6 – Inventories, Net
Inventories, net consisted of the following as of:
Description
December 27,
2025
December 28,
2024
Finished goods $
1,889
$
1,710
Raw materials
70
61
Work-in process
43
39
Inventories, net $
2,002
$
1,810
Our inventory reserve was $
131
million and $
132
million as of December 27, 2025 and December 28, 2024,
respectively.
Note 7 – Property and Equipment, Net
Property and equipment, including related estimated useful lives, consisted of the following as of:
December 27, December 28,
2025 2024
Land
$
22
$
20
Buildings and permanent improvements
187
164
Leasehold improvements
125
109
Machinery and warehouse equipment
307
257
Furniture, fixtures and other
137
128
Computer equipment and software
602
523
1,380
1,201
Less accumulated depreciation and amortization
(759)
(670)
Property and equipment, net
$
621
$
531
Estimated Useful
Lives (in years)
Buildings and permanent improvements
40
Machinery and warehouse equipment
5
-
15
Furniture, fixtures and other
3
-
10
Computer equipment and software
3
-
10
Leasehold improvements are amortized on a straight-line basis over the lesser of the useful life of the assets or the
remaining lease term.
Property and equipment related depreciation expense for the years ended December 27, 2025, December 28, 2024
and December 30, 2023, was $
101
million, $
83
million and $
70
million, respectively.
Please see
Note 8 – Leases
for finance lease amounts included in property and equipment, net within our consolidated balance sheets.
During the year ended December 30, 2023 we recorded a $
27
million impairment of capitalized software, related to
the Global Distribution and Value-Added Services segment.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
102
Note 8 – Leases
We have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles and certain equipment.
Our leases have remaining terms of less than one year to
approximately
23
years, some of
which may include options to extend the leases for up to
10
years.
The components of lease expense were as
follows:
Years
Ended
December 27, December 28, December 30,
2025 2024 2023
Operating lease cost: $
94
$
107
$
99
Variable
lease cost
11
12
12
Short-term lease cost
10
11
10
Total operating lease cost
(1)
115
130
121
Finance lease cost
3
4
5
Total lease cost $
118
$
134
$
126
(1) Total operating lease cost for the years ended December 27, 2025, December 28, 2024 and December 30, 2023, included costs of $
3
million, $
17
million and $
11
million, respectively, related to facility leases recorded in restructuring and related costs within our consolidated statements of income.
Further, for the year ended December 27, 2025 we recognized a gain of $
4
million on early lease termination
related to facility leases which was recorded in restructuring and related costs within our consolidated statement of
income.
For the years ended December 28, 2024 and December
30, 2023, we recognized a net impairment of
operating lease right-of-use assets of $
0
million and $
3
million respectively, related to facility leases recorded in restructuring and related costs within our consolidated statement of income.
Supplemental balance sheet information related to leases is as follows:
Years
Ended
December 27, December 28,
2025 2024
Operating Leases:
Operating lease right-of-use assets $
301
$
293
Current operating lease liabilities
78
75
Non-current operating lease liabilities
251
259
Total operating lease liabilities $
329
$
334
Finance Leases:
Property and equipment, at cost $
14
$
16
Accumulated depreciation
(7)
(9)
Property and equipment, net of accumulated depreciation $
7
$
7
Current maturities of long-term debt
$
3
$
3
Long-term debt
4
$
3
Total finance
lease liabilities
$
7
$
6
Weighted Average
Remaining Lease Term in
Years:
Operating leases
5.6
5.9
Finance leases
2.9
2.7
Weighted Average
Discount Rate:
Operating leases
4.5
%
4.2
%
Finance leases
4.5
%
4.4
%

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
103
Supplemental cash flow information related to leases is as follows:
Years
Ended
December 27, December 28,
2025 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases $
99
$
94
Financing cash flows for finance leases
3
4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases
$
71
$
76
Finance leases
3
2
Maturities of lease liabilities are as follows:
December 27, 2025
Operating Finance
Leases Leases
2026 $
91
$
3
2027
74
2
2028
59
1
2029
47
1
2030
37
-
Thereafter
63
-
Total future
lease payments
371
7
Less imputed interest
42
-
Total $
329
$
7
As of December 27, 2025, we have additional operating leases that have not yet commenced with total lease
payments of $
23
million for buildings and vehicles.
These operating leases will commence after December 27,
2025, with lease terms of less than one year to
ten years
.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.
These
leases are classified as operating leases and have a remaining lease term ranging from less than a year to
12 years
.
As of December 27, 2025, current and non-current liabilities associated with related party operating leases were $
5
million and $
22
million, respectively.
At December 27, 2025, related party leases represented
6.6
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
FINANCIAL STATEMENTS
(in millions, except share and per share data)
104
Note 9 – Goodwill and Other Intangibles, Net
Changes in the carrying amounts
of goodwill for the years ended December 27, 2025 and December
28, 2024 were
as follows:
Global
Distribution and
Value-Added
Services
Global Specialty
Products
Global
Technology Total
Balance as of December 30, 2023
$
2,007
$
1,077
$
791
$
3,875
Adjustments to goodwill:
Acquisitions
41
107
-
148
Impairment
-
(11)
(2)
(13)
Foreign currency translation
(39)
(80)
(4)
(123)
Balance as of December 28, 2024
2,009
1,093
785
3,887
Adjustments to goodwill:
Acquisitions
49
124
26
199
Disposal
(1)
-
(2)
(3)
Foreign currency translation
49
74
7
130
Balance as of December 27, 2025
$
2,106
$
1,291
$
816
$
4,213
In January 2025, we performed a geographical realignment within the Global Distribution and Value-Added
Services reportable segment intended to provide increased transparency into the performance of our global
distribution businesses and to reflect evolving management oversight and decision-making.
As a result of the
realignment and the change in reporting units, we reallocated goodwill to each of our new reporting units using a
relative fair value approach.
The relative fair values of the new reporting units were determined based on
a
quantitative valuation analysis that considered projected cash flows, market assumptions, and other relevant
valuation inputs.
Reporting units under the former and new structures of
the Global Distribution and Value-Added
Services reportable segment were tested for impairment as of January 1,
2025, and it was determined that the fair
values of our reporting units more likely than not exceeded their carrying values, resulting in no impairment as of
January 1, 2025 under both structures.
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
105
Other intangible assets consisted of the following:
December 27, 2025
Accumulated Weighted Average
Cost Amortization Net Life (in years)
Customer relationships and lists $
971
$
(408)
$
563
10
Trademarks / Tradenames
205
(96)
109
8
Product development
438
(120)
318
9
Non-compete agreements
18
(5)
13
5
Other
24
(9)
15
15
Total
$
1,656
$
(638)
$
1,018
December 28, 2024
Accumulated Weighted Average
Cost Amortization Net Life (in years)
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
December 27, 2025, December 28, 2024 and December 30, 2023, was $
180
million, $
185
million and $
152
million,
respectively.
During the year ended December 27, 2025, we recorded $
16
million of impairment charges related to businesses in
our Global Distribution and Value-Added Services segment.
The impairment charges included $
14
million
primarily related to customer lists and relationships attributable to lower than anticipated operating margins in these
businesses.
The remaining impairment charges of $
2
million related to trade names and non-compete agreements.
During the year ended December 28, 2024, we recorded $
4
million of impairment charges related to businesses in
our Global Distribution and Value-Added Services segment.
It included $
2
million of a trade name impairment,
calculated using the relative fair value, related to a disposal of a business, and
$
1
million related to trade name
impairment due to business integration in connection with our restructuring initiatives.
The remaining $
1
million
impairment charges related to trade names and non-compete agreements.
During the year ended December 30, 2023, we recorded $
19
million of impairment charges related to businesses in
our Global Distribution and Value-Added Services segment, consisting of $
7
million primarily related to customer
lists and relationships attributable to lower than anticipated operating margins in certain businesses, and a $
12
million charge related to the planned exit of a business in connection with our restructuring initiatives.
The impairment charges for the years ended December 27, 2025, December 28, 2024, and December 30, 2023 were
measured as the excess of the carrying values over the estimated fair values of the related intangible assets,
determined using discounted estimates of future cash flows and the relief-from-royalty method.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
106
Please see
Note 16 – Plans of Restructuring and Related Costs
for additional details.
The above intangible asset impairment charges were recorded within selling, general and administrative expenses
and in restructuring and related costs in our consolidated statement of income.
The annual amortization expense expected to be recorded for existing intangibles assets for the years 2026 through
2030 is $
172
million, $
159
million, $
142
million, $
128
million and $
118
million.
Note 10 – Investments and Other
Investments and other consisted of the following:
December 27, December 28,
2025 2024
Investments in unconsolidated affiliates
$
174
$
170
Non-current deferred foreign, state and local income taxes
92
47
Notes receivable (1)
56
63
Capitalized costs for software and cloud based applications for external use
112
90
Security deposits
4
4
Acquisition-related indemnification assets
39
39
Non-current pension assets
11
9
Non-current inventory
38
27
Other
72
52
Total
$
598
$
501
(1) Long-term notes receivable carry interest rates ranging from
3.0
% to
11.8
% and are due in varying installments through
May 31, 2031
.
Amortization expense, related to capitalized costs for software to be sold, leased or marketed to external users, and
for cloud-based applications used to deliver our services, for the years ended December 27, 2025, December 28,
2024 and December 30, 2023, was $
30
million, $
29
million and $
26
million, respectively, and is included in the
selling, general and administrative line within our consolidated statements of income.
During the year ended December 28, 2024 we recorded a $
12
million impairment of capitalized software costs,
related to the Global Technology segment.

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
Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
based on Level 3 inputs within the fair value hierarchy, and as of December 27, 2025 and December 28, 2024 was
estimated at $
3,107
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
and
Note 9 – Goodwill and Other Intangibles, Net
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
For transactions
accounted for as business combinations, subsequent changes in the estimated fair value of contingent consideration
payments are included in selling, general and administrative expenses in our consolidated statements of income
(see
Note 5 – Business Acquisitions
).
For transactions involving changes in our ownership in consolidated subsidiaries
without a change in our control, subsequent changes in the estimated fair value of contingent consideration
payments are recognized in additional paid-in capital in our consolidated balance sheet.
We measure contingent
consideration at the fair value on a recurring basis using significant unobservable inputs classified as Level 3 of the
fair value hierarchy.
We use various valuation techniques, including the Monte Carlo simulation and probability-
weighted scenarios, to determine the fair value of the contingent consideration liabilities on the acquisition date and
at each reporting period.
Our fair value measurement inputs include expected operating performance, discount and
risk-free rates, and credit spread.
Contingent consideration is remeasured to fair value at each reporting period.
During the year ended December 27,
2025, we updated the fair value of contingent consideration in connection with 2025 and 2023 business
acquisitions, which resulted in expense of $
9
million and income of $
11
million, respectively.
During the year
ended December 28, 2024, we updated the fair value of contingent consideration in connection with 2023 and 2022
business acquisitions, which resulted in expense of $
38
million and $
7
million, respectively.
These changes were
recorded in selling, general and administrative in the consolidated statements of income.
During the year ended
December 27, 2025, we also updated the fair value of contingent consideration related to changes in ownership.
These changes were recorded within additional paid-in-capital in the consolidated balance sheets.
The components of the change in the fair value of contingent consideration for the year ended December 27, 2025
and December 28, 2024 are presented in the following table:
Years
Ended
December 27, December 28,
2025 2024
Balance, beginning of period
$
30
$
6
Increase in contingent consideration due to business acquisitions and acquisitions of noncontrolling interests in subsidiaries
103
10
Decrease in contingent consideration due to payments
(19)
(31)
Change in fair value of contingent consideration in connection with business acquisitions
(2)
45
Change in fair value of contingent consideration in connection with changes in ownership in consolidated subsidiaries
(15)
-
Balance, end of period
$
97
$
30

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
109
The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring
basis classified under the appropriate level of the fair value hierarchy as of
December 27, 2025 and December 28,
2024:
December 27, 2025
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
1
$
-
$
1
Derivative contracts undesignated
-
1
-
1
Total return
swap
-
1
-
1
Total assets
$
-
$
3
$
-
$
3
Liabilities:
Derivative contracts designated as hedges $
-
$
23
$
-
$
23
Derivative contracts undesignated
-
2
-
2
Contingent consideration
-
-
97
97
Total liabilities
$
-
$
25
$
97
$
122
Redeemable noncontrolling interests
$
-
$
-
$
895
$
895
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
No single customer accounted
for more than
2
% of our net sales in each of the years ended December 27, 2025,
December 28, 2024 or December
30, 2023.
With respect to our sources of supply, our top 10 Global Distribution and Value
-Added Services
suppliers and our single largest supplier accounted for approximately
24
% and
4
%, respectively, of our aggregate
purchases for the year ended December 27, 2025 and approximately
25
% and
4
%, respectively, of our aggregate
purchases for the year ended December 28, 2024.
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
November 3, 2028
, is approximately €
300
million.
During the years ended December 27,
2025, December 28, 2024, and December 30, 2023, we recorded an increase/(decrease) of $
(33)
million, $
10
million, and $
(32)
million, respectively, within other comprehensive income related to these foreign currency forward contracts.
See
Note 11 – Fair Value Measurements
for additional information.
On
March 20, 2020
, we entered a total return swap to economically hedge our unfunded non-qualified SERP and
our DCP.
This swap will offset changes in our SERP and DCP liabilities.
At the swap’s inception, the notional
value of the investments in these plans was $
43
million.
At December 27, 2025, the notional value of the
investments in these plans was $
117
million.
At December 27, 2025, the financing blended rate for this swap was
based on the Secured Overnight Financing Rate (“SOFR”) of
3.79
% plus
0.75
%, for a combined rate of
4.54
%.
For
the years ended December 27, 2025, December 28, 2024,
and December 30, 2023, we recorded within selling,
general and administrative expenses in our consolidated statement of income, a gain of $
11
million,
8
million, and
$
10
million, respectively, net of transaction costs, related to this undesignated swap.
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
As of December 27, 2025, the
notional value of the interest rate swap agreements was $
675
million.
For the years ended December 27, 2025 and
December 28, 2024, we recorded, within accumulated other comprehensive loss within our consolidated balance
sheets, a loss of $
3
million and $
3
million, respectively, related to the change in the fair value of these interest rate swap agreements, since we have designated these swap agreements as cash flow hedges.
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
December 27, 2025 and December 28, 2024:
December 27, 2025
Notional
Amount Classification
Fair
Value Maturity Date
Derivatives used in cash flow hedges:
Foreign currency forward contracts $
98
Prepaid expenses and other $
-
December 24, 2026
Interest rate swaps
675
Accrued expenses, other
(3)
July 13, 2026
Derivatives used in net investment hedges:
Foreign currency forward contracts
365
Accrued expenses, other
(19)
November 3, 2028
Undesignated hedging relationships:
Total return
swaps
116
Prepaid expenses and other
1
December 30, 2025
Total $
1,254
$
(21)
December 28, 2024
Notional
Amount Classification
Fair
Value Maturity Date
Derivatives used in cash flow hedges:
Foreign currency forward contracts $
84
Prepaid expenses and other $
-
October 30, 2025
Interest rate swaps
713
Accrued expenses, other
(3)
July 13, 2026
Derivatives used in net investment hedges:
Foreign currency forward contracts
336
Prepaid expenses and other
9
November 3, 2028
Undesignated hedging relationships:
Total return
swaps
106
Accrued expenses, other
(3)
December 30, 2024
Total $
1,239
$
3
The following table summarizes the effect of cash flow hedges and net investment hedges on our consolidated
statements of income for the years ended December 27, 2025, December
28, 2024 and December 30, 2023:
Years
Ended
December 27, December 28, December 30,
2025 2024 2023
Derivatives used in cash flow hedges:
Foreign currency forward contracts $
-
$
-
$
(1)
Interest rate swaps
-
6
(7)
Derivatives used in net investment hedges:
Foreign currency forward contracts
(24)
7
(10)
Total
$
(24)
$
13
$
(18)
The amount of gains or losses reclassified from accumulated other comprehensive loss into income were not
material for the years ended December 27, 2025, December 28, 2024, and December 30, 2023.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
113
Note 14 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:
December 27, December 28,
2025 2024
Revolving credit agreement $
100
$
-
Other short-term bank credit lines
664
650
Total $
764
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
As of
December 27, 2025 the interest rate on this revolving credit facility was
3.78
% plus
1.08
% for a combined rate of
4.86
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
As of December
27, 2025 and December 28, 2024, we had $
100
million and $
0
million in borrowings, respectively, under this
revolving credit facility.
During the year ended December 27, 2025, the average outstanding balance under the
Revolving Credit Agreement was approximately $
203
million.
As of December 27, 2025 and December 28, 2024,
there were $
10
million and $
11
million of letters of credit, respectively, provided to third parties under the
Revolving Credit Agreement.
Other Short-Term Bank Credit
Lines
As of December 27, 2025 and December 28, 2024, we had various other short-term bank credit lines available, in
various currencies, with a maximum borrowing capacity of $
787
million and $
790
million, respectively.
As of
December 27, 2025 and December 28, 2024, $
664
million and $
650
million, respectively, were outstanding.
During the year ended December 27, 2025, the average outstanding balances under our various other short-term
bank credit lines was approximately $
680
million.
As of December 27, 2025 and December 28, 2024, borrowings
under other short-term bank credit lines had weighted average interest rates of
4.68
% and
5.35
%, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
114
Long-term debt
Long-term debt consisted of the following:
December 27, December 28,
2025 2024
Private placement facilities
$
1,149
$
975
Term loan
749
712
U.S. trade accounts receivable securitization
390
150
Various
collateralized and uncollateralized loans payable with interest, in varying installments through 2031 at interest rates
from
0.00
% to
6.75
% at December 27, 2025 and
from
0.00
% to
9.42
% at December 28, 2024
48
43
Finance lease obligations
7
6
Total
2,343
1,886
Less current maturities
(33)
(56)
Total long-term debt
$
2,310
$
1,830
As of December 27, 2025,
the aggregate amounts of long-term debt, including finance lease obligations and net of
deferred debt issuance costs, maturing in each of the next five years and thereafter are as follows:
2026
$
33
2027
534
2028
221
2029
143
2030
810
Thereafter
602
Total
$
2,343
Private Placement Facilities
Our private placement facilities provided by
four
insurance companies have a total facility amount of $
1.5
billion,
and are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance,
from time to time through
December 19, 2028
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
On December 19, 2025, we amended and restated our private placement facilities to, among
other things, (i) extend the scheduled facility termination dates to
December 19, 2028
and (ii) modify certain
financial definitions and covenants.
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
115
The components of our private placement facility borrowings as of December
27, 2025, which have a weighted
average interest rate of
3.93
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
May 4, 2023
150
4.94
May 4, 2033
December 15, 2025
100
5.23
December 15, 2032
December 15, 2025
75
5.28
December 15, 2032
Less: Deferred debt issuance costs
(1)
Total $
1,149
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
2030.
As of December 27, 2025, the borrowings outstanding under this term loan were $
749
million.
At December
27, 2025, the interest rate under the Term Credit Agreement was
3.76
% plus
1.25
% for a combined rate of
5.01
%.
As of December 28, 2024, the borrowings outstanding under this term loan were $
712
million.
At December 28,
2024, the interest rate under the Term Credit Agreement was
4.45
% plus
1.60
% for a combined rate of
6.05
%.
However, at December 28, 2024, we had a hedge in place creating an effective fixed rate of
6.04
%.
After renewing
the Term Credit Agreement in June of 2025, our hedged portion of the Term Credit Agreement is now approximately
90
% of the notional total.
As of December 27, 2025, the effective fixed rate was
5.69
% and the
floating rate was
5.01
%, resulting in a weighted average rate of
5.62
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
450
million with
two
banks as agents.
As of December 27, 2025 and December 28, 2024, the borrowings outstanding under this securitization facility
were $
390
million and $
150
million, respectively.
At December 27, 2025, the interest rate on borrowings under
this facility was based on the
asset-backed commercial paper rate
of
4.06
% plus
0.75
%, for a combined rate of
4.81
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
December 27, December 28, December 30,
2025 2024 2023
Domestic
$
384
$
338
$
424
Foreign
149
175
118
Total
$
533
$
513
$
542
The provisions for income taxes were as follows:
Years
ended
December 27, December 28, December 30,
2025 2024 2023
Current income tax expense:
U.S. Federal
$
42
$
100
$
72
State and local
15
33
28
Foreign
64
56
40
Total current
121
189
140
Deferred income tax expense (benefit):
U.S. Federal
33
(29)
9
State and local
3
(12)
(3)
Foreign
(31)
(20)
(26)
Total deferred
5
(61)
(20)
Total provision
$
126
$
128
$
120

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
118
The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:
Years
Ended
December 27, December 28,
2025 2024
Deferred income tax asset:
Net operating losses $
105
$
91
Other carryforwards
52
37
Inventory, premium
coupon redemptions and accounts receivable
valuation allowances
38
37
Operating lease liability
75
76
Capitalization of research and development costs
10
27
Other asset
62
49
Total deferred income
tax asset
342
317
Valuation
allowance for deferred tax assets
(1)
(53)
(38)
Net deferred income tax asset
289
279
Deferred income tax liability
Intangibles amortization
(266)
(260)
Operating lease right-of-use asset
(70)
(67)
Property and equipment
(7)
(7)
Total deferred tax
liability
(343)
(334)
Net deferred income tax asset (liability) $
(54)
$
(55)
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
valuation allowance accordingly.
As of December 27, 2025, we had federal, state and foreign net operating loss carryforwards of approximately $
86
million, $
62
million and $
366
million, respectively.
The federal, state and foreign net operating loss carryforwards will begin to expire in various years from 2026 through 2045.
The amounts of federal, state and foreign net
operating losses that can be carried-forward indefinitely are $
86
million, $
21
million and $
358
million,
respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
119
The effective income tax rate for the year ended December 27, 2025 differs from the statutory federal income tax
rate as follows:
Year
ended December 27, 2025
$ %
Income tax provision at federal statutory rate $
112
21.0
%
State income tax provision, net of federal income tax effect
(1)
10
2.0
Foreign Tax effects
Cayman Islands:
Foreign partnership loss
8
1.5
Other
(1)
(0.1)
Other foreign jurisdictions:
Equity investment remeasurement gain
(6)
(1.1)
Notional interest deduction
(6)
(1.1)
Other
19
3.5
Effects of changes in tax laws or rates enacted in current period
-
-
Cross-border tax laws
1
0.1
Tax credits
(2)
(0.4)
Changes in valuation allowance
3
0.6
Nontaxable and nondeductible items
3
0.5
Worldwide changes
in unrecognized tax benefits
4
0.7
Other adjustments:
Previously held non-controlling equity investment
(9)
(1.7)
Other
(10)
(1.8)
Effective tax rate $
126
23.7
%
(1)
State taxes in California, Illinois, Massachusetts, New Jersey, and New York
make up the majority (greater than 50%) of the tax effect
in this category.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
120
As previously disclosed for the years ended December 28, 2024 and December
20, 2023, prior to the adoption of
ASU 2023-09, the tax provisions differ from the amount computed using the federal statutory income tax rate as
follows:
Years
ended
December 28, December 30,
2024 2023
Income tax provision at federal statutory rate
$
108
$
114
State income tax provision, net of federal income tax effect
11
15
Foreign income tax provision
10
5
Pass-through noncontrolling interest
1
(8)
Valuation
allowance
6
(3)
Unrecognized tax benefits and audit settlements
5
9
Interest expense related to loans
(14)
(13)
Effect of cross border tax laws
12
7
Other
(11)
(6)
Total income
tax provision
$
128
$
120
For the year ended December 27, 2025 our effective tax rate was
23.7
%, compared to
24.9
% for the prior year
period.
In 2023, our effective tax rate was
22.1
%.
The difference between our effective and federal statutory tax rates primarily relates to state and foreign income taxes and interest expense, as well as the tax treatment associated
with the acquisition of a controlling interest of a previously held non-controlling equity investment.
On July 4, 2025, President Trump signed the reconciliation tax bill, commonly known as the “One Big Beautiful
Bill Act” (OBBBA), into law.
Corporate provisions in the OBBBA include immediate expensing of domestic research and experimental expenditures, limitations on certain deductions and modifications to international tax
provisions.
The changes resulting from the OBBBA did not have a significant impact to the total tax provision.
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
As of
December 27, 2025, the impact of the Pillar Two rules to our financial statements was immaterial.
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
matters.
The total amount of unrecognized tax benefits, which are included in “other liabilities” within our consolidated
balance sheets, as of December 27, 2025 and December 28, 2024 was $
112
million and $
108
million, respectively,
of which $
104
million and $
100
million, respectively, would affect the effective tax rate if recognized.
All tax returns audited by the IRS are officially closed through 2021.
The tax years subject to examination by the
IRS include years 2022 and forward.
In addition, limited positions reported in the 2017 tax year are subject to IRS
examination.
The amount of tax interest expense included as a component of the provision for taxes was $
4
million, $
2
million
and $
4
million during the years ended December 27, 2025, December 28, 2024 and December 30, 2023,
respectively.
The total amount of accrued interest is included in other liabilities within our consolidated balance
sheets, and was $
22
million as of December 27, 2025 and $
18
million as of December 28, 2024.
The amount of
penalties accrued for during the periods presented was not material to our consolidated financial statements.
The following table provides a reconciliation of unrecognized tax benefits:
December 27, December 28, December 30,
2025 2024 2023
Balance, beginning of period
$
89
$
98
$
82
Additions based on current year tax positions
5
5
9
Additions based on prior year tax positions
5
10
26
Reductions based on prior year tax positions
(2)
(14)
(2)
Reductions resulting from settlements with taxing authorities
-
-
(3)
Reductions resulting from lapse in statutes of limitations
(7)
(10)
(14)
Balance, end of period
$
90
$

$

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
122
Note 16 – Plans of Restructuring and Related Costs
On August 6, 2024, we committed to a restructuring plan (the “2024
Plan”) to integrate our acquisitions, right-size
operations and further increase efficiencies.
We currently expect this plan to be completed at the end of 2027.
During the years ended December 27, 2025 and December 28, 2024, we recorded restructuring and related charges
associated with the 2024 Plan of $
105
million and $
73
million, respectively.
The restructuring and related costs for
these periods primarily related to severance and employee-related costs, accelerated amortization of right-of-use
assets and fixed assets, and other exit costs.
We expect to record restructuring and related charges associated with the 2024 Plan through the end of 2027; however, an estimate of the amount of these charges for 2026 through 2027 has not yet been determined.
During the year ended December 27, 2025, in connection with the 2024 Plan, we recorded a loss of $
1
million and
$
12
million related to the disposal of businesses in the Global Distribution and Value-Added Services and Global
Specialty Product segments, respectively, and a net gain related to disposal of a business in the Global Technology segment.
These amounts are included in the $
105
million of restructuring and related charges discussed above.
During the year ended December 28, 2024, in connection with the 2024 Plan, we recorded an impairment of
goodwill and intangible assets of $
13
million related to the disposal of a portion of a business in the Global
Specialty Products segment.
This impairment is included in the $
73
million of restructuring and related charges
discussed above.
On August 1, 2022, we committed to a restructuring plan (the “2022
Plan”) focused on funding the priorities of the
BOLD+1 strategic plan, streamlining operations and other initiatives to increase efficiency.
The 2022 Plan was
completed as of July 31, 2024.
During the years ended December 28, 2024 and December 30, 2023, in connection
with our 2022 Plan, we recorded restructuring and related costs of $
37
million and $
80
million, respectively, which
primarily related to severance and employee-related costs, accelerated amortization of right-of-use assets and fixed
assets, and other exit costs.
During the year ended December 30, 2023, in connection with the 2022 Plan, we recorded an impairment of an
intangible asset of $
12
million related to disposal of a U.S. business in the Global Specialty Products segment.
This
impairment is included in the $
80
million of restructuring and related costs discussed above.
The disposal was
completed during the first quarter of 2024.
Restructuring and related costs recorded for the fiscal years ended 2025,
2024 and 2023 in connection with the
2024 Plan and 2022 Plan, respectively, consisted of the following:
Year Ended
December 27, 2025
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2024 Plan
Severance and employee-related costs $
40
$
22
$
4
$
20
$
86
Impairment and accelerated depreciation and
amortization of right-of-use lease assets and other
long-lived assets
(3)
6
(1)
-
2
Exit and other related costs
5
4
-
-
9
Loss/(Gain) on disposal of a business
1
12
(5)
-
8
Restructuring and related costs-2024 Plan $
43
$
44
$
(2)
$
20
$

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
123
Year Ended
December 28, 2024
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2024 Plan
Severance and employee-related costs $
31
$
5
$
6
$
2
$
44
Impairment and accelerated depreciation and
amortization of right-of-use lease assets and other
long-lived assets
5
3
4
-
12
Exit and other related costs
2
-
-
-
2
Loss on disposal of a business
-
15
-
-
15
Restructuring and related costs-2024 Plan $
38
$
23
$
10
$
2
$
73
2022 Plan
Severance and employee-related costs $
18
$
5
$
1
$
-
$
24
Accelerated depreciation and amortization
10
-
-
(3)
7
Exit and other related costs
2
2
-
2
6
Loss on disposal of a business
-
-
-
-
-
Restructuring and related costs-2022 Plan $
30
$
7
$
1
$
(1)
$
37
Total restructuring and related costs $
68
$
30
$
11
$
1
$
110
Year Ended
December 30, 2023
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
2022 Plan
Severance and employee-related costs $
29
$
5
$
5
$
7
$
46
Impairment and accelerated depreciation and
amortization of right-of-use lease assets and other
long-lived assets
13
-
2
-
15
Exit and other related costs
3
1
-
2
6
Loss on disposal of a business
-
13
-
-
13
Restructuring and related costs-2022 Plan $
45
$
19
$
7
$
9
$
80
The following table summarizes, by plan year, the activity related to the liabilities associated with our restructuring
initiatives under the 2022 Plan and the 2024 Plan for the year ended December
27, 2025.
The remaining accrued
balance of restructuring and related costs as of December 27, 2025, which primarily relates to severance and
employee-related costs, is included in accrued expenses: other within our consolidated balance sheets.
Liabilities
related to exited leased facilities are recorded within our current and non-current operating lease liabilities within
our consolidated balance sheets.
2022 Plan 2024 Plan Total
Balance, December 30, 2023
$
23
$
-
$
23
Restructuring and related costs
37
73
110
Non-cash impairment, accelerated depreciation and
amortization
(7)
(12)
(19)
Non-cash impairment on disposal of a business
-
(13)
(13)
Cash payments and other adjustments
(41)
(20)
(61)
Balance, December 28, 2024
12
28
40
Restructuring and related costs
-
105
105
Non-cash impairment, accelerated depreciation and
amortization
-
(2)
(2)
Non-cash charges related to disposal of a business
-
(6)
(6)
Cash payments and other adjustments
(11)
(77)
(88)
Balance, December 27, 2025
$
1
$
48
$
49

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
124
Note 17 – Commitments and Contingencies
Purchase Commitments
In our Global Distribution and Value-Added Services business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution.
Future minimum annual payments for
inventory purchase commitments as of December 27, 2025 were:
2026
$
8
2027
1
2028
-
2029
-
2030
-
Thereafter
-
Total minimum
inventory purchase commitment payments
$
9
Employment, Consulting and Non-Compete Agreements
We have employment, consulting and non-compete agreements that have varying base aggregate annual payments for the years 2026 through 2030 and thereafter of approximately $
13
million, $
3
million, $
0
million, $
0
million, $
0
million, and $
0
million, respectively.
We also have lifetime consulting agreements that provide for current compensation of four-hundred thousand
dollars per year, with small scheduled increases every fifth year with the next increase in 2027.
In addition, some agreements have provisions for additional
incentives and compensation.
Legal Proceedings
Henry Schein, Inc. was named as a defendant in multiple opioid related lawsuits (currently less than ten (
10
); one or
more of Henry Schein, Inc.’s subsidiaries was also named as a defendant in a number of those cases).
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
Of Henry Schein’s 2025 net sales of approximately $
13.2
billion, sales of opioids represented less than four
-tenths of 1 percent.
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
As of December 27, 2025, we had accrued our best estimate of potential losses relating to claims that were probable
to result in liability and for which we were able to reasonably estimate a loss.
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
Our non-employee
directors receive equity-based awards solely in the form of time-based RSUs with
12
-month cliff vesting.
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
As of December 27, 2025, there were
75,742,657
shares authorized and
9,081,164
shares available to be granted
under the 2025 Stock Incentive Plan and
2,075,000
shares authorized and
324,753
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
With respect to the performance-based RSUs granted under our 2024 Stock Incentive Plan, such performance measurement adjustments relate to significant events, including, without limitation, acquisitions,
divestitures, new business ventures, changes in fair value of contingent consideration (solely with respect to
performance-based RSUs granted in the 2024 and 2025 plan years), certain capital transactions (including share
repurchases), differences in budgeted average outstanding shares (other than those resulting from capital

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
126
transactions referred to above), restructuring and related costs, amortization expense recorded for acquisition-
related intangible assets, certain litigation settlements or payments, changes in accounting principles or in
applicable laws or regulations, changes in income tax rates in certain markets, foreign exchange fluctuations, the
financial impact either positive or negative, of the difference in projected earnings generated by COVID-19 test kits
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
During the year
ended December 27, 2025, we did
no
t grant any stock options.
Our consolidated statements of income reflect pre-tax share-based compensation expense of $
39
million, $
39
million and $
39
million for the years ended December 27, 2025, December 28, 2024 and December 30, 2023,
respectively.
Total unrecognized compensation cost related to unvested awards as of December 27, 2025 was $
63
million, which
is expected to be recognized over a weighted-average period of approximately
2.5
years.
The weighted-average grant date fair value of stock-based awards granted was $
75.78
, $
75.12
and $
76.43
per share
during the years ended December 27, 2025, December 28, 2024 and December
30, 2023, respectively.
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
December 27, 2025, December 28, 2024 and December 30, 2023.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
127
The following table summarizes the stock option activity for the year ended December 27, 2025:
Stock Options
Weighted Average Aggregate
Weighted Average
Remaining Contractual Intrinsic
Shares Exercise Price Life (in years) Value
Outstanding at beginning of year
963,491
$
72.16
Granted
-
-
Exercised
(24,945)
62.71
Forfeited
(15,831)
81.75
Outstanding at end of year
922,715
$
72.26
5.6
$
7
Options exercisable at end of year
922,715
$
72.26
5.6
$
7
The following tables summarize the activity of our unvested RSUs for the year ended December 27, 2025:
Time-Based Restricted Stock Units Performance-Based Restricted Stock Units
Weighted Average
Weighted Average
Grant Date Fair Grant Date Fair
Shares/Units Value Per Share Shares/Units Value Per Share
Outstanding at beginning of period
1,685,550
$
72.90
389,111
$
75.98
Granted
592,716
75.18
251,287
75.30
Performance adjustment n/a n/a
(31,313)
76.20
Vested
(564,037)
66.54
(14,499)
84.04
Forfeited
(107,687)
77.10
(206,626)
77.33
Outstanding at end of period
1,606,542
$
75.69
387,960
$
75.89
The fair value of time and performance RSUs that vested was $
38
million and $
1
million, respectively, for the year
ended December 27, 2025; $
21
million and $
1
million, respectively, for the year ended December 28, 2024; and
$
27
million and $
38
million, respectively, for the year ended December 30, 2023.

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
December 27, December 28,
2025 2024
Obligation and funded status:
Change in benefit obligation
Projected benefit obligation, beginning of period $
129
$
125
Service costs
4
4
Interest cost
3
3
Past service cost (credit)
-
(1)
Actuarial gain (loss)
(2)
6
Benefits paid
1
-
Participant contributions
2
2
Settlements and curtailments
(7)
(1)
Effect of foreign currency translation
16
(9)
Projected benefit obligation, end of period $
146
$
129
Change in plan assets
Fair value of plan assets at beginning of period $
90
$
86
Actual return on plan assets
1
3
Employer contributions
3
3
Plan participant contributions
2
2
Expected return on plan assets
3
3
Benefit received
4
1
Settlements
(6)
(2)
Effect of foreign currency translation
9
(6)
Fair value of plan assets at end of period $
106
$
90
Unfunded status at end of period $
40
$
39
The majority of our defined benefit plans are unfunded, with the exception of one plan in one country where the
amount of assets exceeds the projected benefit obligation by approximately
$
8
million and $
8
million as of
December 27, 2025 and December 28, 2024, respectively.
At December 27, 2025 and December 28, 2024 the
accumulated benefit obligations were $
142
million and $

million, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
129
The following table provides the amounts recognized in our consolidated balance sheets for our defined benefit
pension plans:
Years
Ended
December 27, December 28,
2025 2024
Non-current assets $
37
$
28
Current liabilities
(1)
(1)
Non-current liabilities
(76)
(68)
Accumulated other comprehensive loss, pre-tax
8
10
The following table provides the components of net periodic pension cost for our defined benefit plans:
Years
Ended
December 27, December 28, December 30,
2025 2024 2023
Service cost $
4
$
4
$
3
Interest cost
3
3
3
Expected return on plan assets
(3)
(3)
(3)
Employee contributions
(1)
(1)
(1)
Settlements
(1)
-
-
Net periodic pension cost $
2
$
3
$
2
The following tables present the weighted-average actuarial assumptions used to determine our pension benefit
obligation and our net periodic pension cost for the periods presented:
Years
Ended
December 27, December 28,
Pension Benefit Obligation 2025 2024
Weighted average
discount rate
2.75
%
2.23
%
Years
Ended
December 27, December 28, December 30,
Net Periodic Pension Cost 2025 2024 2023
Discount rate-pension benefit
2.05
%
1.70
%
1.50
%
Expected return on plan assets
0.92
%
1.13
%
0.51
%
Rate of compensation increase
2.00
%
1.98
%
1.64
%
Pension increase rate
0.74
%
0.63
%
0.80
%

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
130
The following table presents the estimated pension benefit payments that are payable to the plan’s participants as of
December 27, 2025:
Year
2026 $
8
2027
9
2028
9
2029
7
2030
8
2031 to 2035
52
Total $
93
401(k) Plans
We offer
qualified 401(k) plans to substantially all domestic full-time employees.
As determined by our Board,
matching contributions to these plans generally do not exceed
100
% of the participants’ contributions up to
5
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
Matching contributions related to these plans charged to operations during the years ended December 27, 2025, December 28, 2024 and December
30, 2023 amounted to $
42
million,
$
48
million and $
50
million, respectively.
Within our consolidated statements of income, $
36
million, $
40
million,
and $
42
million, is included in selling, general and administrative; and $
6
million, $
8
million, and $
8
million is
included in cost of goods sold for the years ended December 27, 2025, December
28, 2024, and December 30,
2023, respectively.
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
contributions to the 401(k) plan.
The amounts charged to operations during the years ended December 27, 2025,
December 28, 2024 and December 30, 2023 amounted to $
3
million, $
2
million and $
3
million, respectively.
The
charges are included in selling, general and administrative within our consolidated statements of income.
Please
see
Note 13 – Derivatives and Hedging Activities
for additional information.
Deferred Compensation Plan
We
offer DCP to a select group of management or highly compensated employees of the Company and certain
subsidiaries.
This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees.
The amounts charged to operations during the years ended December
27, 2025, December 28,
2024 and December 30, 2023 were approximately $
12
million, $
12
million and $
12
million, respectively.
The
charges are included in selling, general and administrative within our consolidated
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
The
components of the change in the redeemable noncontrolling interests for the years ended December 27, 2025,
December 28, 2024 and December 30, 2023, are presented in the following table:
December 27, December 28, December 30,
2025 2024 2023
Balance, beginning of period
$
806
$
864
$
576
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(76)
(273)
(19)
Increase in redeemable noncontrolling interests due to business acquisitions
86
171
326
Net income (loss) attributable to redeemable noncontrolling interests
(5)
(1)
6
Distributions declared, net of capital contributions
(18)
(50)
(19)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests
30
(24)
5
Change in fair value of redeemable securities
72
119
(11)
Balance, end of period
$
895
$
806
$
864
Note 21 – Comprehensive Income
Comprehensive income includes certain gains and losses that, under U.S.
GAAP,
are excluded from net income and
are recorded directly to stockholders’ equity.
The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:
December 27, December 28, December 30,
2025 2024 2023
Attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment
$
(26)
$
(56)
$
(32)
Attributable to noncontrolling interests:
Foreign currency translation adjustment
$
1
$
(1)
$
(1)
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(196)
$
(371)
$
(188)
Unrealized gain loss from hedging activities
(24)
-
(13)
Pension adjustment loss
(6)
(8)
(5)
Accumulated other comprehensive loss
$
(226)
$
(379)
$
(206)
Total Accumulated
other comprehensive loss
$
(251)
$
(436)
$
(239)

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
132
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:
December 27, December 28, December 30,
2025 2024 2023
Net income
$
419
$
398
$
436
Foreign currency translation gain (loss)
207
(207)
53
Tax effect
-
-
-
Foreign currency translation gain (loss)
207
(207)
53
Unrealized gain (loss) from hedging activities
(33)
18
(25)
Tax effect
9
(5)
7
Unrealized gain (loss) from hedging activities
(24)
13
(18)
Pension adjustment gain (loss)
5
(5)
(3)
Tax effect
(3)
2
-
Pension adjustment gain (loss)
2
(3)
(3)
Comprehensive income
$
604
$
201
$
468
Our financial statements are denominated in U.S. Dollars.
Fluctuations in the value of foreign currencies as
compared to the U.S. Dollar may have a significant impact on our comprehensive income.
The foreign currency
translation gain (loss) during the years ended December 27, 2025, December 28,
2024 and December 30, 2023 was
primarily due to changes in foreign currency exchange rates of the Brazilian
Real, British Pound, Euro, Swiss
Franc, Israel Shekel, Canadian Dollar, Australian Dollar, and New Zealand Dollar.
The hedging gain (loss) during the years ended December 27, 2025, December
28, 2024, and December 30, 2023
was attributable to a net investment hedge.
See
Note 13 – Derivatives and Hedging Activities
for further
information.
The following table summarizes our total comprehensive income, net of applicable taxes as follows:
December 27, December 28, December 30,
2025 2024 2023
Comprehensive income attributable to
Henry Schein, Inc.
$
551
$
217
$
443
Comprehensive income attributable to
noncontrolling interests
28
9
14
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests
25
(25)
11
Comprehensive income
$
604
$
201
$
468

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
Years
Ended
December 27, December 28, December 30,
2025 2024 2023
Basic
120,813,977
126,788,997
130,618,990
Effect of dilutive securities:
Stock options and restricted stock units
903,899
990,231
1,129,181
Diluted
121,717,876
127,779,228
131,748,171
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:
Years
Ended
December 27, December 28, December 30,
2025 2024 2023
Stock options
396,052
406,676
424,695
Restricted stock units
6,200
9,287
15,040
Total anti-dilutive
securities excluded from earnings per share
computation
402,252
415,963
439,735

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
134
Note 23 – Supplemental Cash Flow Information
Cash paid for interest and income taxes was:
Years
Ended
December 27, December 28, December 30,
2025 2024 2023
Cash paid for interest $
151
$
132
$
84
Cash paid for income taxes, net of refunds:
U.S. Federal $
67
U.S. State and local
15
Foreign:
Switzerland
8
Other
38
Total $
128
Years
Ended
December 28, December 30,
2024 2023
Cash paid during the period for income taxes (prior to ASU 2023-09) $
144
$
218
For the years ended December 27, 2025, December 28, 2024 and December
30, 2023, we had $
(33)
million, $
18
million and $
(25)
million of non-cash net unrealized gains (losses) related to hedging activities, respectively.
See
Note 13 – Derivatives and Hedging Activities
for additional information related to our total return swap and our
interest rate swap agreements.
There was approximately $
3
million, $
0
million and $
143
million of debt assumed as a part of the acquisitions for
the years ended December 27, 2025, December 28, 2024 and December 30, 2023,
respectively.
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
, to January 29, 2029.
In connection with the formation of Henry Schein One, LLC we entered into a
ten-year
royalty agreement with
Internet Brands whereby we will pay Internet Brands approximately $
31
million annually for the use of their
intellectual property.
During the years ended December 27, 2025, December 28, 2024 and December
30, 2023,
we
recorded $
31
million, $
31
million and $
31
million, respectively, within selling, general and administrative in our consolidated statements of income,
in connection with costs related to this royalty agreement.
As of December 27,
2025 and December 28, 2024, Henry Schein One, LLC had a net payable balance to Internet Brands of $
9
million
and $
1
million, respectively, comprised of amounts related to results of operations and the royalty agreement.
The
components of this payable are recorded within accrued expenses: other within our consolidated balance sheets.
We
have interests in entities that we account for under the equity accounting method.
In our normal course of
business, during the years ended December 27, 2025, December 28, 2024 and December 30, 2023, we recorded net
sales of $
56
million, $
52
million, and $
47
million respectively, to such entities.
During the years ended December
27, 2025, December 28, 2024 and December 30, 2023, we purchased
$
19
million, $
10
million and $
10
million
respectively, from such entities.
At December 27, 2025 and December 28, 2024, we had an aggregate
$
39
million
and $
35
million, respectively, due from our equity affiliates, and $
6
million and $
6
million, respectively, due to our
equity affiliates.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.
Please see
Note 8 – Leases
for further information.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(in millions, except share and per share data)
136
Note 25 – KKR Investment and Accelerated Share Repurchase Program
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
Changes in Internal Control over Financial Reporting
The combination of acquisitions, continued acquisition integrations and systems implementation activity
undertaken during the quarter ended December 27, 2025, and carried over from prior quarters, when considered in
the aggregate, represents a material change in our internal control over financial reporting.
The full integration of
certain acquisitions completed in the current and prior quarters will extend beyond year-end and, therefore, we
excluded these acquisitions, which represents approximately 0.10% of our total net sales, from our annual
assessment of internal control over financial reporting as of December
27, 2025, as permitted by related SEC staff
interpretive guidance for newly acquired businesses.
During the quarter ended December 27, 2025, we completed the acquisition of a controlling interest of a Global
Distribution and Value-Added Services segment affiliate in Canada as well as the acquisition of a Global
Specialties Products segment business in Brazil.
Also, post-acquisition integration related activities continued for businesses acquired during prior quarters within our Global Specialties Products segment.
These acquisitions, the
majority of which utilize separate information and financial accounting systems, have been included in our
consolidated financial statements since their respective dates of acquisition.
Additionally, during the quarter ended December 27, 2025, we continued systems implementation activities for the phased roll-out of a new e-commerce system for our Global Distribution and Value
-Added Services segment in the
U.S. and Canada.
Also, we completed systems implementation activity for migrating many of our Global
Distribution and Value-Added Services, Global Specialty Products and Global Technology segment businesses
Company-wide onto an existing Human Capital Management
system.
Finally, we continued systems
implementation activities for upgrading the ERP business system for our Global
Distribution and Value-Added
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
Based on our evaluation
under the COSO Framework, our management concluded that our
internal control over financial reporting was
effective at a reasonable assurance level as of December 27, 2025.
The effectiveness of our internal control over financial reporting as of December 27,
2025, has been independently
audited by BDO USA, P.C., an independent registered public accounting firm and their attestation is included herein.
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
We
have audited Henry
Schein, Inc.’s
(the “Company’s”)
internal control over
financial reporting as
of December
27, 2025, based on
criteria established in Internal Control
– Integrated Framework (2013) issued
by the Committee
of
Sponsoring
Organizations
of
the
Treadway
Commission
(the
“COSO
criteria”).
In
our
opinion,
the
Company
maintained,
in
all
material
respects,
effective
internal
control
over
financial
reporting
as
of
December
27,
2025,
based on the COSO criteria.
We
also
have
audited,
in
accordance
with
the
standards
of
the
Public
Company
Accounting
Oversight
Board
(United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2025 and December
28,
2024,
the
related
consolidated
statements
of
income
and
comprehensive
income,
changes
in
stockholders’
equity, and cash
flows for each of the three years in the
period ended December 27, 2025, and the related
notes and
our report dated February 24, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s
management is
responsible for
maintaining effective
internal control
over financial
reporting and
for
its
assessment
of
the
effectiveness
of
internal
control
over
financial
reporting,
included
in
the
accompanying
Item
9A, Management’s
Report on
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
As indicated in
the accompanying Item
9A, Controls and
Procedures, management’s
assessment of and
conclusion
on
the
effectiveness
of
internal
control
over
financial
reporting
did
not
include
the
internal
controls
of
certain
entities
acquired
in
2025
(“the
2025
Acquisitions”),
which
are
included
in
the
consolidated
balance
sheet
of
the
Company as of December 27,
2025, and the related consolidated
statements of income and comprehensive income,
changes
in
stockholders’
equity,
and
cash
flows
for
the
year
then
ended. The
2025
Acquisitions
constituted
approximately
0.10%
of
total
net
sales
for
the
year
ended
December
27,
2025.
Management
did
not
assess
the
effectiveness
of
internal
control
over
financial
reporting
of
the
2025
Acquisitions
because
of
the
timing
of
the
acquisitions
which
were
completed
during
the
2025
fiscal
year.
Our
audit
of
internal
control
over
financial
reporting of
the Company
also did
not include
an evaluation
of the
internal control
over financial
reporting of
the
2025 Acquisitions.
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
New York
February 24, 2026

ITEM 9B.
Other Information
No
t applicable.
ITEM 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART
III
ITEM 10.
Directors, Executive Officers and Corporate Governance
Information required by this item regarding our directors and executive officers and our corporate governance is
hereby incorporated by reference to the Section entitled “Election of Directors,”
with respect to directors, and the
first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees -
Audit Committee,” with respect to corporate governance, in each case in our definitive 2026 Proxy Statement to be
filed pursuant to Regulation 14A and to the Section entitled “Information about our Executive Officers” in Part I of
this report, with respect to executive officers.
There have been no changes to the procedures by which stockholders may recommend nominees to our Board since
our last disclosure of such procedures, which appeared in our definitive
2025 Proxy Statement filed pursuant to
Regulation 14A on April 9, 2025.
Information required by this item concerning compliance with Section
16(a) of the Securities Exchange Act of
1934 is hereby incorporated by reference to the Section entitled
“Delinquent Section 16(a) Reports” in our
definitive 2026 Proxy Statement to be filed pursuant to Regulation 14A, to the extent responsive disclosure is
required.
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
Our insider trading policy, which is filed
as Exhibit 19.1 to this Annual Report on Form 10-K, prohibits our TSMs from trading in securities of the Company
while in possession of material, non-public information, and, among other things, requires that designated
individuals holding certain positions only transact in Company securities during an open window period (with
appropriate preclearance for members of our Executive Management
Committee and Board of Directors), subject to
limited exceptions.
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
Interlocks and Insider Participation” in our definitive 2026 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.
Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder
Matters
We maintain several stock incentive plans for the benefit of certain officers, directors and employees.
All active
plans have been approved by our stockholders.
Descriptions of these plans appear in the notes to our consolidated financial statements.
The following table summarizes information relating to these plans as of December 27, 2025:
Number of Common
Shares to be Issued Upon
Weighted-
Average
Number of Common
Exercise of Outstanding Exercise Price of
Shares Available
for
Plan Category Options and Rights Outstanding Options Future Issuances
Plans Approved by Stockholders
- $ - 9,405,917
Plans Not Approved by Stockholders
- - -
Total
- $ - 9,405,917
The other information required by this item is hereby incorporated by reference to the Section entitled “Security
Ownership of Certain Beneficial Owners and Management” in our definitive 2026
Proxy Statement to be filed
pursuant to Regulation 14A.
ITEM 13.
Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference to the Section entitled “Certain
Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and
Committees – Independent Directors” in our definitive 2026 Proxy Statement to be filed pursuant to Regulation
14A.
ITEM 14.
Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference to the Section entitled “Independent
Registered Public Accounting Firm Fees and Pre-Approval Policies and
Procedures” in our definitive 2026 Proxy
Statement to be filed pursuant to Regulation 14A.
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
3.2
Fifth Amended and Restated By-Laws of Henry Schein, Inc., effective January 10, 2026.
(Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on
January 12, 2026.)
4.1
Third Amended and Restated Multicurrency Master Note Purchase Agreement, dated as of
October 20, 2021, by and among us, Metropolitan Life Insurance Company, MetLife
Investment Management, LLC and each MetLife affiliate which becomes party thereto.
(Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on
October 21, 2021.)
4.2
First Amendment to the Third Amended and Restated Multicurrency Master Note Purchase
Agreement, dated as of December 19, 2025, by and among us, Metropolitan Life Insurance
Company, MetLife Investment Management, LLC and each affiliate thereof party thereto.
(Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on
December 23, 2025.)*
4.3
Third Amended and Restated Master Note Facility, dated as of October 20, 2021, by and among us, NYL Investors LLC and each New York Life affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on October 21, 2021.)
4.4
First Amendment to the Third Amended and Restated Master Note Facility, dated as of
December 19, 2025, by and among us, NYL Investors LLC and each affiliate thereof party thereto. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 23, 2025.)*
4.5
Third Amended and Restated Multicurrency Private Shelf Agreement, dated as of October
20, 2021, by and among us, PGIM, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 21, 2021.)
4.6
First Amendment to the Third Amended and Restated Multicurrency Private Shelf
Agreement, dated as of December 19, 2025, by and among us, PGIM, Inc. and each affiliate thereof party thereto. (Incorporated by reference to Exhibit 4.1 to our Current
Report on Form 8-K filed on December 23, 2025.)*
4.7
Multicurrency Private Shelf Agreement, dated as of October 20, 2021, by and among us,
AIG Asset Management (U.S.), LLC and each AIG affiliate which becomes party thereto.
(Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on
October 21, 2021.)
4.8
First Amendment to the Multicurrency Private Shelf Agreement, dated as of December 19,
2025, by and among us, Corebridge Institutional Investors (U.S.), LLC (formerly AIG) and each affiliate thereof party thereto. (Incorporated by reference to Exhibit 4.4 to our
Current Report on Form 8-K filed on December 23, 2025.)*
4.9
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
Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2024 filed on May
7, 2024.)**
10.7
Henry Schein, Inc. 2024 Stock Incentive Plan, as amended and restated effective as of
May 21, 2024. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form
8-K filed on May 24, 2024.)**
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
filed on May 7, 2024.)**
10.12
Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective
September 1, 2025. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on
Form 10-Q for the fiscal quarter ended June 28, 2025 filed on August 5, 2025.)**
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
10.15
Henry Schein, Inc. Deferred Compensation Plan, as amended and restated effective as of
November 14, 2023. (Incorporated by reference to Exhibit 10.1 to our Current Report on
Form 8-K filed on November 16, 2023.)**
10.16
Henry Schein, Inc. Incentive Plan and Plan Summary, effective as of January 1, 2025.
(Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the
fiscal quarter ended March 29, 2025 filed on May 5, 2025.)**
10.17
Amended and Restated Employment Agreement dated as of November 28, 2022, by and between Henry Schein, Inc. and Stanley M. Bergman. (Incorporated by reference to
Exhibit 10.1 to our Current Report on Form 8-K filed on November 29, 2022.)**
10.18
Letter Agreement dated December 23, 2025 to the Amended and Restated Employment
Agreement dated as of November 28, 2022, by and between Henry Schein, Inc. and
Stanley M. Bergman. (Incorporated by reference to Exhibit 10.1 to our Current Report on
Form 8-K filed on December 23, 2025.)**
10.19
Employment Agreement dated as of January 10, 2026, by and between Henry Schein, Inc.
and Frederick M. Lowery. (Incorporated by reference to Exhibit 10.1 to our Current
Report on Form 8-K filed on January 12, 2026.)**
10.20
Form of Restricted Stock Unit Agreement (CEO Sign-On RSU Award), by and between
Henry Schein, Inc. and Frederick M. Lowery, pursuant to the Henry Schein, Inc. 2024
Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Current Report on
Form 8-K filed on January 12, 2026.)**
10.21
Form of Amended and Restated Change in Control Agreement dated December 12, 2008 between us and certain executive officers who are a party thereto (Michael S. Ettinger and
Mark Mlotek, respectively). (Incorporated by reference to Exhibit 10.15 to our Annual
Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24,
2009.)**
10.22
Form of Amendment to Amended and Restated Change in Control Agreement effective
January 1, 2012 between us and certain executive officers who are a party thereto (Michael
S. Ettinger and Mark Mlotek, respectively). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012.)**
10.23
Amended and Restated Henry Schein, Inc. Executive Change in Control Plan (Andrea
Albertini and Ronald N. South). (Incorporated by reference to Exhibit 10.2 to our Current
Report on Form 8-K filed on April 15, 2025.)**
10.24
Form of Indemnification Agreement between us and certain directors and executive officers who are a party thereto (Mohamed Ali, William K. “Dan” Daniel, Deborah Derby, Carole T.
Faig, Joseph L. Herring, Robert J. Hombach, Kurt P. Kuehn, Philip A. Laskawy, Max Lin,
Anne H. Margulies, Scott P. Serota, Bradley T. Sheares, Ph.D., Reed V. Tuckson, M.D.,
FACP, Andrea Albertini, Stanley M. Bergman, Michael S. Ettinger, Mark E. Mlotek and
Ronald N. South, respectively). (Incorporated by reference to Exhibit 10.1 to our Quarterly
Report on Form 10-Q for the fiscal quarter ended September 26, 2015 filed on November 4,
2015.)**

10.25
Third Amended and Restated Revolving Credit Agreement, dated as of June 6, 2025, among us, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and The
Toronto-Dominion Bank, New York Branch, Bank of America, N.A., UniCredit Bank,
A.G., the Bank of New York Mellon, ING Bank, N.V. and HSBC Bank USA, N.A., as co-
documentation agents. (Incorporated by reference to Exhibit 10.2 to our Current Report on
Form 8-K filed on June 9, 2025.)
10.26
Amended and Restated Term Loan Credit Agreement, dated as of June 6, 2025,among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and joint lead arranger, U.S. Bank National Association, as syndication agent and joint lead arranger, and The Toronto-Dominion Bank, New York Branch, and Bank of America,
N.A., as co-documentation agents and joint lead arrangers and ING Bank, N.V. and BNP
Paribas, as co-documentation agents. (Incorporated by reference to Exhibit 10.1 to our
Current Report on Form 8-K filed on June 9, 2025.)
10.27
Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to
Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2013.)
10.28
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
10.29
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
10.30
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
10.32
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
10.33
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

10.34
Amendment No. 6 dated as of June 22, 2020 to the Receivables Purchase Agreement,
dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2020.)
10.35
Amendment No. 7 dated as of October 20, 2021 to Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 21, 2021.)
10.36
Amendment No. 8 dated as of December 15, 2022 to Receivables Purchase Agreement,
dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, lender, as agent and the various purchaser groups from time to time party thereto. (Incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended
December 31, 2022 filed on February 21, 2023.)
10.37
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
10.38
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
10.39
Receivables Sale Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer. (Incorporated by reference to
Exhibit 10.2 to our Current Report on Form 8-K filed on April 19, 2013.)
10.40
Strategic Partnership Agreement, dated January 29, 2025, by and between us and KKR
Hawaii Aggregator L.P. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 29, 2025.)
10.41
Letter Agreement on Voting Commitment by and between us and KKR Hawaii Aggregator
L.P. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on
April 9, 2025.)
10.42
Letter Agreement to Remove Voting Commitment by and between us and KKR Hawaii
Aggregator L.P. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form
8-K filed on May 2, 2025.)
10.43
Amendment No. 1 to the Strategic Partnership Agreement, dated November 4,2025, by and between us and KKR Hawaii Aggregator L.P. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2025 filed on November 4, 2025.)
10.44
Form of Registration Rights Agreement by and between us and KKR Hawaii Aggregator
L.P. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on
January 29, 2025.)

10.45
Form of Offer Letter (Ronald N. South).**+
10.46
Employment Agreement dated as of August 23, 2023, by and between Henry Schein, Inc.
and Andrea Albertini.**+
10.47
Global Mobility Letter dated as of August 23, 2023, by and between Henry Schein, Inc. and
Andrea Albertini.**+
10.48
Restrictive Covenant, Confidentiality and Inventions Agreement dated as of August 23,
2023, by and between Henry Schein, Inc. and Andrea Albertini.**+
19.1
Henry Schein, Inc. Insider Trading Policy (amended and restated as of January 1, 2025).
(Incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 filed on February 25, 2025.)
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
reference to Exhibit 99.4 to our Annual Report on Form 10-K for the fiscal year ended
December 28, 2024 filed on February 25, 2025.)
99.5
Amendment No. 1 to the Henry Schein, Inc. Supplemental Executive Retirement Plan,
amended and restated effective September 1, 2025.**+

99.6
Form of 2025 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2024 Stock Incentive Plan (as
amended and restated on May 21, 2024). (Incorporated by reference to Exhibit 99.2 to our
Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025 filed on May
5, 2025.)**
99.7
Form of 2025 Restricted Stock Unit Agreement for performance-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2024 Stock
Incentive Plan (as amended and restated on May 21, 2024). (Incorporated by reference to
Exhibit 99.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29,
2025 filed on May 5, 2025.)**
99.8
Letter Agreement on Share Repurchases by and between us and KKR Hawaii
Aggregator L.P. (Incorporated by reference to Exhibit 99.1 to our Quarterly Report on
Form 10-Q for the fiscal quarter ended March 29, 2025 filed on May 5, 2025.)
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Annual Report on Form 10-K for the year ended
December 27, 2025,
formatted in Inline XBRL (included within Exhibit 101
attachments).+
_________
+
Filed or furnished herewith.
*
Certain identified information has been excluded from the exhibit because it is both (i) not material
and (ii) the type that the registrant treats as private or confidential.
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
February 24, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the
following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature Capacity Date
/s/ STANLEY M. BERGMAN Chairman, Chief Executive Officer February 24, 2026
Stanley M. Bergman and Director (principal executive officer)
/s/ RONALD N. SOUTH
Senior Vice President, Chief
Financial Officer
February 24, 2026
Ronald N. South
(principal financial and accounting officer)
/s/ MOHAMAD ALI Director February 24, 2026
Mohamad Ali
/s/ WILLIAM K. DANIEL Director February 24, 2026
William K. Daniel
/s/ DEBORAH DERBY Director February 24, 2026
Deborah Derby
/s/ CAROLE T. FAIG Director February 24, 2026
Carole T. Faig
/s/ JOSEPH L. HERRING Director February 24, 2026
Joseph L. Herring
/s/ ROBERT J. HOMBACH Director February 24, 2026
Robert J. Hombach
/s/ KURT P.
KUEHN
Director February 24, 2026
Kurt P.
Kuehn
/s/ PHILIP A. LASKAWY Director February 24, 2026
Philip A. Laskawy
/s/ MAX LIN Director February 24, 2026
Max Lin
/s/ ANNE H. MARGULIES Director February 24, 2026
Anne H. Margulies
/s/ SCOTT SEROTA Director February 24, 2026
Scott Serota
/s/ BRADLEY T. SHEARES,
PH.D.
Director February 24, 2026
Bradley T. Sheares,
Ph.D.
/s/ REED V.
TUCKSON, M.D., FACP
Director February 24, 2026
Reed V.
Tuckson, M.D., FACP