Form 10-Q
period 2026-03-28
HENRY SCHEIN INC
filed 2026-05-05
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒
QUARTERLY
REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly
period ended
March 28, 2026
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
Yes
☐
No
☒
As of April 27, 2026,
there were
113,916,757
shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of March 28, 2026 and December 27, 2025
3
Condensed Consolidated Statements of Income for the three months ended
March 28, 2026 and March 29, 2025
4
Condensed Consolidated Statements of Comprehensive Income for the
three months ended March 28, 2026 and March 29, 2025
5
Condensed Consolidated Statements of Changes in Stockholders' Equity
for the three months ended March 28, 2026 and March 29, 2025
6
Condensed Consolidated Statements of Cash Flows for the
three months ended March 28, 2026 and March 29, 2025
7
Notes to Condensed Consolidated Financial Statements
8
Note 1 – Basis of Presentation
8
Note 2 – Significant Accounting Policies, Accounting Pronouncements Recently Adopted
and Recently Issued Accounting Pronouncements
9
Note 3 – Net Sales from Contracts with Customers
10
Note 4 – Segment Data
11
Note 5 – Business Acquisitions
14
Note 6 – Fair Value Measurements
17
Note 7 – Debt
20
Note 8 – Income Taxes
23
Note 9 – Plan of Restructuring and Related Costs
24
Note 10 – Legal Proceedings
25
Note 11 – Stock-Based Compensation
26
Note 12 – Redeemable Noncontrolling Interests
29
Note 13 – Comprehensive Income
30
Note 14 – Earnings Per Share
31
Note 15 – Supplemental Cash Flow Information
31
Note 16 – Related Party Transactions
32
Note 17 – KKR Investment and Accelerated Share Repurchase Program
33
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
34
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
47
ITEM 4.
Controls and Procedures
48
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
49
ITEM 1A.
Risk Factors
49
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
49
ITEM 6.
Exhibits
50
Signature
51

See accompanying notes.

PART
I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
March 28, December 27,
2026 2025
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents
$
138
$
156
Accounts receivable, net of allowance for credit losses of $
96
and $
90
(1)
1,719
1,651
Inventories, net
2,014
2,002
Prepaid expenses and other
625
655
Total current assets
4,496
4,464
Property and equipment, net
618
621
Operating lease right-of-use assets
312
301
Goodwill
4,284
4,213
Other intangibles, net
1,007
1,018
Investments and other
587
598
Total assets
$
11,304
$
11,215
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable
$
1,043
$
1,154
Bank credit lines
1,046
764
Current maturities of long-term debt
35
33
Operating lease liabilities
78
78
Accrued expenses:
Payroll and related
262
340
Taxes
192
179
Other
641
680
Total current liabilities
3,297
3,228
Long-term debt (1)
2,327
2,310
Deferred income taxes
158
146
Operating lease liabilities
263
251
Other liabilities
437
486
Total liabilities
6,482
6,421
Redeemable noncontrolling interests
903
895
Commitments and contingencies
(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01
par value,
1,000,000
shares authorized,
none
outstanding
-
-
Common stock, $
0.01
par value,
480,000,000
shares authorized,
114,424,682
issued and outstanding on March 28, 2026 and
115,771,149
issued and outstanding on December 27, 2025
1
1
Additional paid-in capital
167
177
Retained earnings
3,287
3,293
Accumulated other comprehensive loss
(189)
(226)
Total Henry Schein, Inc. stockholders' equity
3,266
3,245
Noncontrolling interests
653
654
Total stockholders' equity
3,919
3,899
Total liabilities, redeemable noncontrolling
interests and stockholders' equity
$
11,304
$
11,215
(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”).
At March 28, 2026 and December
27, 2025, includes trade accounts receivable of $
442
million and $
491
million, respectively, and long-term debt of $
360
million and
$
390
million, respectively.
See
Note 1 – Basis of Presentation
for further information.

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF INCOME
(in millions,
except share and per share data)
(unaudited)
Three Months Ended
March 28, March 29,
2026 2025
Net sales
$
3,368
$
3,168
Cost of sales
2,298
2,168
Gross profit
1,070
1,000
Operating expenses:
Selling, general and administrative
809
738
Depreciation and amortization
67
62
Restructuring and related costs
12
25
Operating income
182
175
Other income (expense):
Interest income
7
6
Interest expense
(39)
(35)
Other, net
-
(1)
Income before taxes, equity in earnings of affiliates and noncontrolling interests
150
145
Income taxes
(38)
(35)
Equity in earnings of affiliates, net of tax
-
3
Net income
112
113
Less: Net income attributable to noncontrolling interests
(5)
(3)
Net income attributable to Henry Schein, Inc.
$
107
$
110
Earnings per share attributable to Henry Schein, Inc.:
Basic
$
0.93
$
0.89
Diluted
$
0.92
$
0.88
Weighted-average common
shares outstanding:
Basic
114,939,640
123,776,073
Diluted
116,061,244
124,848,221

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(in millions)
(unaudited)
Three Months Ended
March 28, March 29,
2026 2025
Net income
$
112
$
113
Other comprehensive income, net of tax:
Foreign currency translation gain
32
76
Unrealized gain (loss) from hedging activities
8
(5)
Other comprehensive income, net of tax
40
71
Comprehensive income
152
184
Comprehensive income attributable to noncontrolling interests:
Net income
(5)
(3)
Foreign currency translation gain
(3)
(9)
Comprehensive income attributable to noncontrolling interests
(8)
(12)
Comprehensive income attributable to Henry Schein, Inc.
$
144
$
172

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN
STOCKHOLDERS’ EQUITY
(in millions, except share data)
(unaudited)
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income (Loss)
Interests
Equity
Balance, December 27, 2025
115,771,149
$
1
$
177
$
3,293
$
(226)
$
654
$
3,899
Net income (excluding loss of $
1
attributable to Redeemable
noncontrolling interests) - - -
107
-
6
113
Foreign currency translation gain (excluding gain of $
3
attributable to Redeemable noncontrolling interests) - - - -
29
-
29
Unrealized gain from hedging activities,
net of tax of $
3
- - - -
8
-
8
Distributions from noncontrolling shareholders - - - - -
(7)
(7)
Change in fair value of redeemable securities - -
(18)
- - -
(18)
Noncontrolling interests and adjustments related to
business acquisitions and contingent consideration - -
28
- - -
28
Repurchase and retirement of common stock
(1,609,986)
-
(13)
(113)
- -
(126)
Stock issued upon exercise of stock options
16,570
-
1
- - -
1
Stock-based compensation expense
383,040
-
3
- - -
3
Shares withheld for payroll taxes
(132,834)
-
(11)
- - -
(11)
Settlement of stock-based compensation awards
(3,257)
- - - - - -
Balance, March 28, 2026
114,424,682
$
1
$
167
$
3,287
$
(189)
$
653
$
3,919
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
March 28, March 29,
2026 2025
Cash flows from operating activities:
Net income
$
112
$
113
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization
81
73
Impairment charge on intangible assets
-
1
Non-cash restructuring and related charges
2
1
Stock-based compensation expense
3
5
Provision for losses on trade and other accounts receivable
6
2
Provision for (benefit from) deferred income taxes
2
(7)
Equity in earnings of affiliates
-
(3)
Distributions from equity affiliates
3
2
Changes in unrecognized tax benefits
(1)
2
Other
(27)
(27)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable
(69)
(74)
Inventories
8
(14)
Other current assets
6
75
Accounts payable and accrued expenses
(223)
(112)
Net cash provided by (used in) operating activities
(97)
37
Cash flows from investing activities:
Purchases of property and equipment
(25)
(31)
Payments related to equity investments and business acquisitions, net of cash acquired
(24)
(51)
Proceeds from loan to affiliate
1
-
Capitalized software costs
(14)
(12)
Other
(1)
(5)
Net cash used in investing activities
(63)
(99)
Cash flows from financing activities:
Net change in bank credit lines
283
215
Proceeds from issuance of long-term debt
57
150
Principal payments for long-term debt
(39)
(15)
Proceeds from issuance of stock upon exercise of stock options
1
1
Payments for repurchases and retirement of common stock
(125)
(161)
Payments for taxes related to shares withheld for employee taxes
(9)
(12)
Distributions to noncontrolling shareholders
(16)
(4)
Payments for contingent consideration
-
(12)
Acquisitions of noncontrolling interests in subsidiaries
(32)
(73)
Net cash provided by financing activities
120
89
Effect of exchange rate changes on cash and cash equivalents
22
(22)
Net change in cash and cash equivalents
(18)
5
Cash and cash equivalents, beginning of period
156
122
Cash and cash equivalents, end of period
$
138
$
127

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
8
Note 1 – Basis of Presentation
Our condensed consolidated financial statements include the accounts of Henry
Schein, Inc. and all of our
controlled subsidiaries and VIE (“we,” “us” and “our”).
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
financial statements.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited
consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report
on Form 10-K for the year ended December 27, 2025 and with the information contained in our other publicly-
available filings with the Securities and Exchange Commission.
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
The results of operations for the three months ended March 28, 2026 are not necessarily indicative of the results to
be expected for any other interim period or for the year ending December 26, 2026.
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
Note 7 – Debt
,
the trade accounts receivable transferred to the
VIE are pledged as collateral to the related debt.
The VIE’s creditors have recourse to us for losses on these trade accounts receivable.
At March 28, 2026 and December 27, 2025, certain trade accounts receivable that can only be
used to settle obligations of this VIE were $
442
million and $
491
million, respectively, and the liabilities of this
VIE where the creditors have recourse to us were $
360
million and $
390
million, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
9
Note 2 – Significant Accounting Policies,
Accounting Pronouncements Recently Adopted and Recently
Issued
Accounting Pronouncements
Significant Accounting Policies
There have been no material changes in our significant accounting policies during the three months ended March
28, 2026, as compared to the significant accounting policies described in Item
8 of our Annual Report on Form 10-
K for the year ended December 27, 2025.
Accounting Pronouncements Recently Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2025-05, “ Financial Instruments - Credit Losses (Subtopic 326): Measurement of Credit Losses for Accounts
Receivable and Contract Assets,
” which introduces a practical expedient permitting an entity to assume that
conditions at the balance sheet date remain unchanged throughout the remaining life of the asset when estimating
expected credit losses on current accounts receivable and current contract assets under Topic 606 -
Revenue from
Contracts with Customers
.
We adopted this ASU during fiscal year 2026 and elected to apply the practical expedient.
The adoption did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-11, “ Interim Reporting (Topic 270): Narrow-Scope
Improvements ,” which is intended to improve navigability of the guidance in Topic 270, Interim Reporting, and clarify when it applies.
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
the year ended December 27, 2025.
Disaggregation of Net Sales
The following table disaggregates our net sales by reportable segment:
Three Months Ended
March 28, March 29,
2026 2025
Net Sales:
Global Distribution and Value
-Added Services
Global Dental merchandise $
1,292
$
1,185
Global Dental equipment
417
384
Global Value
-added services
57
52
Global Dental
1,766
1,621
Global Medical
1,073
1,055
Total Global Distribution
and Value
-Added Services
2,839
2,676
Global Specialty Products
397
367
Global Technology
173
162
Eliminations
(41)
(37)
Total $
3,368
$
3,168
Contract Liabilities
The following table presents our contract liabilities:
As of
March 28, December 27, March 29, December 28,
Description 2026 2025 2025 2024
Current contract liabilities $
84
$
81
$
85
$
81
Non-current contract liabilities
9
9
7
8
Total contract
liabilities
$
93
$
90
$
92
$
89
During the three months ended March 28, 2026, we recognized $
35
million in net sales that had been previously
deferred at December 27, 2025.
During the three months ended March 29, 2025, we recognized $
34
million in net
sales that were previously deferred at December 28, 2024.
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
Our chief operating decision maker (“CODM”) is our Chief Executive
Officer (“CEO”).
Our CODM uses adjusted
operating income as the profitability metric for purposes of making decisions about allocation of resources to each
segment and assessing performance of each segment.
Adjusted operating income provides a measure of our
underlying segment results that is in line with our approach to risk and performance management.
We define
adjusted operating income as operating income adjusted to exclude
(a) direct cybersecurity costs and related
insurance recovery proceeds, (b) amortization of acquisition intangibles,
(c) organizational restructuring and related
expenses, (d) impairment of intangible assets, (e) changes in fair value of contingent consideration, (f) litigation
settlements, and (g) costs associated with shareholder advisory matters and select implementation related value
creation consulting costs.
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
income.
Three Months Ended
March 28, March 29,
2026 2025
Gross Sales:
Global Distribution and Value
-Added Services
(1) $
2,839
$
2,676
Global Specialty Products (2)
397
367
Global Technology (3)
173
162
Total Gross Sales
3,409
3,205
Less: Eliminations:
Global Distribution and Value
-Added Services
(3)
(4)
Global Specialty Products
(38)
(33)
Global Technology
-
-
Total Eliminations
(41)
(37)
Net Sales:
Global Distribution and Value
-Added Services
2,836
2,672
Global Specialty Products
359
334
Global Technology
173
162
Total Net Sales
3,368
3,168
Segment Cost of Sales: (4)
Global Distribution and Value
-Added Services
2,107
1,995
Global Specialty Products
177
161
Global Technology
54
52
Segment Operating Expenses: (5)
Global Distribution and Value
-Added Services
549
514
Global Specialty Products
162
150
Global Technology
73
68
Operating Income:
Global Distribution and Value
-Added Services
183
167
Global Specialty Products
58
56
Global Technology
46
42
Total Segment Operating Income
287
265
Corporate, net
(34)
(35)
Adjustments (6)
(71)
(55)
Total Operating Income $
182
$
175
Three Months Ended
March 28, March 29,
2026 2025
Depreciation and Amortization:
Global Distribution and Value
-Added Services
$
7
$
6
Global Specialty Products
9
8
Global Technology
10
8
Total Segment Depreciation and Amortization
26
22
Corporate
10
8
Acquisition intangible amortization within adjustments (6)
45
43
Total Depreciation and Amortization $
81
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
The following table presents a breakdown of such adjustments:
Three Months Ended
March 28, March 29,
2026 2025
Adjustments:
Restructuring and related costs $
(12)
$
(25)
Acquisition intangible amortization
(45)
(43)
Cyber incident-insurance proceeds, net of third-party advisory expenses
-
20
Change in contingent consideration
(1)
2
Impairment of intangible assets
-
(1)
Costs associated with shareholder advisory matters and select implementation related value creation consulting costs
(13)
(8)
Total adjustments $
(71)
$
(55)

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
2026 Acquisitions
During the three months ended March 28, 2026, we acquired companies within the Global Distribution and Value-
Added Services and Global Specialty Products segments.
Our acquired ownership interest in these companies
range from
90
% to
100
%.
The following table aggregates the preliminary estimated fair value, as of the date of the acquisition, of
consideration paid and net assets acquired for acquisitions during the three months ended March 28, 2026:
Preliminary
Allocation as of
March 28, 2026
Acquisition consideration:
Cash $
26
Deferred consideration
5
Common (or preferred) equity instruments
23
Fair value of previously held equity method investments
32
Redeemable noncontrolling interests
7
Total consideration $
93
Identifiable assets acquired and liabilities assumed:
Current assets $
13
Intangible assets
33
Other noncurrent assets
4
Current liabilities
(18)
Deferred income taxes
(6)
Other noncurrent liabilities
(1)
Total identifiable
net assets
25
Goodwill
68
Total net assets acquired $
93
The accounting for acquisitions in the three months ended March 28, 2026 has not been completed in several areas,
including, but not limited to, pending assessment of certain assets, primarily including identifiable intangibles, and
certain liabilities, primarily including deferred income taxes.
Goodwill is a result of the synergies and cross-selling opportunities that these acquisitions are expected to provide
for us, as well as the expected growth potential.
The majority of the acquired goodwill is not deductible
for tax
purposes.
The following table summarizes the intangible assets acquired during the three months ended March 28, 2026:
Weighted Average
2026
Useful Lives (in years)
Customer relationships and lists $
29
9
Trademarks / Tradenames
4
5
Total $

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
15
During the three months ended March 28, 2026,
in connection with an acquisition of a controlling interest of an affiliate, we recognized a gain of approximately $
11
million related to the remeasurement to fair value of our
previously held equity investment.
Such gain was calculated using a discounted cash flow model based on
Level 3
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
March 28, 2026
Acquisition consideration:
Cash $
194
Deferred consideration
3
Estimated fair value of contingent consideration payable
19
Fair value of previously held equity method investments
89
Redeemable noncontrolling interest
85
Total consideration $
390
Identifiable assets acquired and liabilities assumed:
Current assets $
61
Intangible assets
146
Other noncurrent assets
45
Current liabilities
(27)
Long-term debt
(2)
Deferred income taxes
(23)
Other noncurrent liabilities
(7)
Total identifiable
net assets
193
Goodwill
197
Total net assets acquired $
390
The accounting for certain acquisitions in the year ended December 27,
2025 has not been completed in several
areas, including, but not limited to, pending assessment of certain assets, primarily including identifiable
intangibles, and certain liabilities, primarily including deferred income taxes.
Measurement period adjustments
recorded through March 28, 2026 were immaterial and primarily related to certain intangible assets.
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
Weighted Average
2025
Useful Lives (in years)
Customer relationships and lists $
91
11
Trademarks / Tradenames
35
7
Product development
18
10
Non-compete agreements
2
5
Total $
146
Pro forma financial information for our 2025 acquisitions has not been presented because the impact of these
acquisitions was immaterial to our condensed consolidated
financial statements.
Acquisition Costs
During the three months ended March 28, 2026 and March 29, 2025, we incurred
$
2
million and $
2
million in
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
Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
based on Level 3 inputs within the fair value hierarchy, and as of March 28, 2026 and December 27, 2025 was
estimated at $
3,408
million and $
3,107
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
Note 12 – Redeemable Noncontrolling
Interests
for additional information.
Intangible Assets
Assets measured on a non-recurring basis at fair value include intangibles.
Inputs for measuring intangibles are
classified as Level 3 within the fair value hierarchy.
Defined Benefit Plans
Assets of our defined benefit plans are measured on a recurring basis and are classified as Level 1 within the fair
value hierarchy.
Contingent Consideration
We estimate the fair value of contingent consideration payments as part of the acquisition price and record the estimated fair value of contingent consideration as a liability on our condensed consolidated balance sheets.
For
transactions accounted for as business combinations, subsequent changes in the estimated fair value of contingent
consideration payments are included in selling, general and administrative expenses in our condensed consolidated
statements of income
(see
Note 5 – Business Acquisitions
)
.
For transactions involving changes in our ownership in
consolidated subsidiaries without a change in our control, subsequent changes in the estimated fair value of
contingent consideration payments are recognized in additional paid-in capital in our condensed consolidated
balance sheets.
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
Contingent consideration is remeasured to fair value at each reporting period.
During the three months ended
March 28, 2026,
we updated the fair value of contingent consideration
in connection with 2025 and 2023 business
acquisitions, which resulted in expense of $
2
million and income of $
1
million, respectively.
During the three
months ended March 29, 2025,
we updated the fair value of contingent consideration in connection with a 2023
business acquisition, which resulted in income of $
2
million.
These changes were recorded in selling, general and
administrative in the condensed consolidated statements of income.
During the three months ended March 28,
2026 and March 29, 2025, we also updated the fair value of contingent consideration related to changes in
ownership in our consolidated subsidiaries.
These changes were recorded within additional paid-in capital in the
condensed consolidated balance sheets.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
19
The components of the change in the fair value of contingent consideration for the three months ended March 28,
2026 and March 29, 2025 are presented in the following table:
Three Months Ended
March 28, March 29,
2026 2025
Balance, beginning of period
$
97
$
30
Increase in contingent consideration due to business acquisitions and acquisitions of noncontrolling interests in subsidiaries
-
93
Decrease in contingent consideration due to payments
-
(12)
Change in fair value of contingent consideration in connection with business acquisitions
1
(2)
Change in fair value of contingent consideration in connection with changes in ownership in consolidated subsidiaries
(34)
3
Balance, end of period
$
64
$
112
The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring
basis classified under the appropriate level of the fair value hierarchy as of
March 28, 2026 and December 27,
2025:
March 28, 2026
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
1
$
-
$
1
Derivative contracts undesignated
-
1
-
1
Total assets
$
-
$
2
$
-
$
2
Liabilities:
Derivative contracts designated as hedges $
-
$
11
$
-
$
11
Derivative contracts undesignated
-
1
-
1
Total return
swap
-
9
-
9
Contingent consideration
-
-
64
64
Total liabilities
$
-
$
21
$
64
$
85
Redeemable noncontrolling interests
$
-
$
-
$
903
$
903
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
20
Note 7 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:
March 28, December 27,
2026 2025
Revolving credit agreement $
400
$
100
Other short-term bank credit lines
646
664
Total $
1,046
$
764
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
As of
March 28, 2026 the interest rate on this revolving credit facility was
3.67
% plus
1.08
%, for a combined rate of
4.75
%.
As of December 27, 2025, the interest rate on this revolving credit facility was
3.78
% plus
1.08
%, for a
combined rate of
4.86
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
As of March 28,
2026 and December 27, 2025, we had $
400
million and $
100
million in borrowings, respectively, under this
revolving credit facility.
During the three months ended March 28, 2026, the average
outstanding balance under
the Revolving Credit Agreement was approximately $
327
million.
As of March 28, 2026 and December 27, 2025,
there were $
10
million and $
10
million of letters of credit, respectively, provided to third parties under the
Revolving Credit Agreement.
Other Short-Term Bank Credit
Lines
As of March 28, 2026 and December 27, 2025,
we had various other short-term bank credit lines available, in
various currencies, with a maximum borrowing capacity of $
782
million and $
787
million, respectively.
As of
March 28, 2026 and December 27, 2025, $
646
million and $
664
million, respectively, were outstanding.
During
the three months ended March 28, 2026, the average outstanding balances under our various other short-term bank
credit lines was approximately $
677
million.
As of March 28, 2026 and December 27, 2025, borrowings under other short-term bank credit lines had weighted average interest rates of
4.54
% and
4.68
%, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
21
Long-term debt
Long-term debt consisted of the following:
March 28, December 27,
2026 2025
Private placement facilities
$
1,199
$
1,149
Term loan
749
749
U.S. trade accounts receivable securitization
360
390
Various
collateralized and uncollateralized loans payable with interest, in varying installments through 2031 at interest rates
from
0.00
% to
6.25
% at March 28, 2026 and
from
0.00
% to
6.75
% at December 27, 2025
48
48
Finance lease obligations
6
7
Total
2,362
2,343
Less current maturities
(35)
(33)
Total long-term debt
$
2,327
$
2,310
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
The components of our private placement facility borrowings as of
March 28, 2026, which have a weighted average
interest rate of
3.99
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
February 24, 2026
50
5.40
February 24, 2034
Less: Deferred debt issuance costs
(1)
Total $
1,199

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
2030.
As of March 28, 2026, the borrowings outstanding under this
term loan were $
749
million.
At March 28,
2026, the interest rate under the Term Credit Agreement was
3.67
% plus
1.25
%, for a combined rate of
4.92
%.
As
of December 27, 2025, the borrowings outstanding under this term loan were $
749
million.
At December 27, 2025,
the interest rate under the Term Credit Agreement was
3.76
% plus
1.25
%, for a combined rate of
5.01
%.
After
renewing the Term Credit Agreement in June of 2025, our hedged portion of the Term Credit Agreement is now approximately
89
% of the notional total.
As of March 28, 2026, the effective fixed rate was
5.69
% and the floating
rate was
4.92
%, resulting in a weighted average rate of
5.60
%.
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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
23
As of March 28, 2026 and December 27, 2025, the borrowings outstanding under this securitization facility were
$
360
million and $
390
million, respectively.
At March 28, 2026, the interest rate on borrowings under
this facility
was based on the
asset-backed commercial paper rate
of
3.88
% plus
0.75
%, for a combined rate of
4.63
%.
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
Note 8 – Income Taxes
For the three months ended March 28, 2026, our effective tax rate was
25.5
%, compared to
24.9
% for the prior year
period.
The difference between our effective and federal statutory tax rates primarily relates to state and foreign
income taxes and interest expense.
The total amount of unrecognized tax benefits, which are included in
“other liabilities” within our condensed
consolidated balance sheets, as of March 28, 2026 and December 27, 2025 was $
111
million and $
112
million,
respectively, of which $
103
million and $
104
million, respectively, would affect the effective tax rate if recognized.
All tax returns audited by the IRS are officially closed through 2021.
The tax years subject to examination by the
IRS include years 2022 and forward.
In addition, limited positions reported in the 2017 tax year are subject to IRS
examination.
The amount of tax interest expense included as a component of the provision for taxes was $
0
million and $
1
million during the three months ended March 28, 2026 and March
29, 2025,
respectively.
The total amount of
accrued interest is included in other liabilities within our condensed consolidated balance sheets, and was $
22
million as of March 28, 2026 and December 27, 2025.
The amount of penalties accrued for during the periods
presented was not material to our condensed consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
24
Note 9 – Plan of Restructuring and Related Costs
On August 6, 2024, we committed to a restructuring plan (the “2024
Plan”) to integrate our acquisitions, right-size
operations and further increase efficiencies.
We currently expect this plan to be completed by the end of 2027.
During the three months ended March 28, 2026 and March 29, 2025, we recorded restructuring and related charges
associated with the 2024 Plan of $
12
million and $
25
million, respectively.
The restructuring and related costs for
these periods primarily related to severance and employee-related costs, costs to exit facilities and other exit costs.
We expect to record restructuring and related charges associated with the 2024 Plan through the end of 2027;
however, an estimate of the amount of these charges for 2026 through 2027 has not yet been determined.
During the quarter ended March 28, 2026, in connection with the
2024 Plan, we recorded a loss of $
2
million
related to the disposal of businesses in the Global Specialty Products segment.
This amount is included in the $
12
million of restructuring and related charges discussed above.
Restructuring and related costs recorded for the three months ended
March 28, 2026 and March 29, 2025 in
connection with the 2024
Plan consisted of the following:
Three Months Ended March 28, 2026
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
Severance and employee-related costs $
4
$
1
$
2
$
-
$
7
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
-
1
-
-
1
Exit and other related costs
1
1
-
-
2
Loss on disposal of a business
-
2
-
-
2
Restructuring and related costs $
5
$
5
$
2
$
-
$
12
Three Months Ended March 29, 2025
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
Severance and employee-related costs $
10
$
5
$
1
$
6
$
22
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
1
-
-
-
1
Exit and other related costs
1
-
1
-
2
Restructuring and related costs $
12
$
5
$
2
$
6
$
25
The following table summarizes the activity related to the liabilities associated with our restructuring initiatives
for
the three months ended March 28, 2026.
The remaining accrued balance of restructuring and related costs as of
March 28, 2026, which primarily relates to severance and employee-related costs, is included in accrued expenses:
other within our condensed consolidated balance sheets.
Liabilities related to exited leased facilities are recorded within our current and non-current operating lease liabilities within our condensed consolidated balance sheets.
Total
Balance, December 27, 2025
$
49
Restructuring and related costs
12
Non-cash impairment, accelerated depreciation and amortization
(1)
Non-cash impairment on disposal of a business
(1)
Cash payments and other adjustments
(25)
Balance, March 28, 2026
$
34

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
25
Note 10 – Legal Proceedings
Henry Schein, Inc. was named as a defendant in multiple opioid related lawsuits (one or more of Henry Schein,
Inc.’s subsidiaries was also named as a defendant in a number of those cases).
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
The last remaining actions which were consolidated within
the MultiDistrict
Litigation (“MDL”) proceeding In Re National Prescription Opiate Litigation
(MDL No. 2804; Case No. 17-md-
2804) have been settled for immaterial amounts and have been dismissed.
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
As of March 28, 2026,
we had accrued our best estimate of potential losses relating to claims that were probable to
result in liability and for which we were able to reasonably estimate a loss.
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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
26
Note 11 – Stock-Based Compensation
Plan Administration and Award Types
Stock-based awards are granted to certain employees under the 2024 Stock
Incentive Plan and to our non-employee
directors under the 2023 Non-Employee Director Stock Incentive Plan (collectively, the “Plans”), which are administered by the Compensation Committee of the Board of Directors.
●
Non-Employee Directors: Receive awards exclusively in the form of time-based restricted stock units
(“RSUs”) with
12
-month cliff vesting.
An RSU entitles the holder to receive
one
share of Company
common stock upon vesting.
●
Employees:
Historically, awards were granted in varying forms, including RSUs, performance-based restricted stock units (“PSUs”) and non-qualified stock options.
Beginning in the 2023 plan year, employee
awards consist of:
o
RSUs:
Vest
based on the recipient’s continued service over time.
o
PSUs:
A PSU entitles the holder to receive
one
share of Company common stock upon vesting,
contingent on the achievement of specified performance targets and the recipient’s continued
service.
The number of shares that ultimately vest and are received by the recipient may range
above or below the target award based on the Company’s performance against pre-determined specified targets over the applicable performance period, as determined by the Compensation
Committee.
o
Non-Qualified Stock Options (granted solely to our CEO in 2026):
Non-qualified stock options
(“Stock Options”) are awards that allow the recipient to purchase shares of our common stock after
vesting at a fixed price set at the time of grant.
Stock Options are issued at an exercise price equal
to our closing stock price on the date of grant and have a contractual term of
ten years
from the
grant date, subject to earlier expiration upon certain termination events and accelerated vesting
upon certain events.
Allocation and Vesting Schedules
The following table summarizes
the allocation and vesting structure for our annual long-term incentive
(“LTI”)
equity awards to employee groups during the 2025 and 2026 plan years, and for our CEO’s 2026 sign-on equity
award:
Employee Group Plan Year Award Allocation Vesting Structure
CEO 2026
25
% RSU (time)
4
-year graded (
25
%/year)
25
% PSU (performance)
3
-year cliff
50
%
Stock Options
4
-year graded (
25
%/year)
2026 (Sign-On)
100
% RSU (time)
3
-year graded
(
33
-1/3%/year)
2025
35
% RSU (time)
4
-year cliff
65
% PSU (performance)
3
-year cliff
Executive Management Committee 2026
50
% RSU (time)
4
-year graded (
25
%/year)
50
% PSU (performance)
3
-year cliff
2025
50
%
RSU (time)
4
-year cliff
50
% PSU (performance)
3
-year cliff
Vice Presidents 2026
80
% RSU (time)
4
-year graded (
25
%/year)
20
% PSU (performance)
3
-year cliff
2025
80
% RSU (time)
50
% at 3rd year /
50
% at 4th year
20
% PSU (performance)
3
-year cliff
Director Level 2026
100
% RSU (time)
4
-year graded (
25
%/year)
2025
100
% RSU (time)
50
% at 3rd year /
50
% at 4th year

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
27
Accounting Policy Change
Effective in the first quarter of 2026, we updated our accounting policy for recognizing stock-based compensation
expense for awards with service conditions only, transitioning from the graded-vesting method to the straight-line method.
We adopted this change as we believe the straight-line method is the predominant practice in our industry.
The effect of this change in accounting policy and its impact on our consolidated financial statements was
immaterial for retrospective application.
Valuation
and Performance Measurements
●
RSUs and PSUs: For RSUs and PSUs, fair value is estimated based on the closing stock price on the grant
date.
For PSUs, the number of shares that ultimately vest and are received by the recipient and related
compensation cost recognized as an expense may range above or below the target based on the Company’s
performance against pre-determined specified targets over the applicable performance period, as
determined by the Compensation Committee.
●
Stock Options: Compensation expense is recognized on a straight-line basis, and grant-date fair value is
estimated using the Black-Scholes valuation model.
Performance Adjustments
The equity awards under the Plans are subject to certain pre-determined adjustments to the performance
measurements to the extent that related activities were not contemplated in the original goals.
With respect to PSUs
granted under the 2024 Stock Incentive Plan, for the 2025, and 2026 PSUs,
these adjustments may include, but are
not limited to:
●
Impact of acquisitions, divestitures, and new business ventures.
●
Changes in the fair value of contingent consideration and remeasurement gains related to acquisitions.
●
Certain capital transactions, including share repurchases.
●
Impact of differences in budgeted average outstanding shares (other than those resulting from capital
transactions referred to above).
●
Restructuring and related costs.
●
Amortization expense recorded for acquisition-related intangible assets.
●
Certain litigation settlements or payments.
●
Changes in accounting principles or in applicable laws or regulations.
●
Changes in income tax rates in certain markets.
●
Foreign exchange fluctuations.
●
Intangible impairment charges.
●
Costs related to shareholder advisory matters (for 2025 and 2026 PSU grants only).
●
Implementation-related value creation consulting costs (for 2026 PSU grants only).
Our condensed consolidated statements of income reflect pre-tax share-based compensation expense of $
3
million
and $
5
million for the three months ended March 28, 2026 and March 29, 2025, respectively.
Total unrecognized compensation cost related to unvested awards as of March 28, 2026 was $
119
million, which is
expected to be recognized over a weighted-average period of approximately
3.0
years.
Our condensed consolidated statements of cash flows present our stock-based compensation expense as a
reconciling adjustment between net income and net cash provided by operating activities for all periods presented.
There were no cash benefits associated with tax deductions in excess of recognized compensation for the three
months ended March 28, 2026 and March 29, 2025.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
28
The following weighted-average assumptions were used in determining the most recent fair values of stock options
using the Black-Scholes valuation model:
2026
Expected dividend yield
0.0
%
Expected stock price volatility
29.00
%
Risk-free interest rate
3.82
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
The following table summarizes the stock option activity for the three months ended March 28, 2026:
Stock Options
Weighted Average Aggregate
Weighted Average
Remaining Contractual
Intrinsic
Shares Exercise Price Life (in years)
Value
Outstanding at beginning of period
922,715
$
72.26
Granted
177,116
77.60
Exercised
(16,420)
64.17
Forfeited
(1,350)
85.51
Outstanding at end of period
1,082,061
$
73.24
6.1
$
5
Options exercisable at end of period
904,945
$
72.38
The following tables summarize the activity of our unvested RSUs and PSUs for the three months ended March 28,
2026:
RSUs (Time-Based) PSUs (Performance-Based)
Weighted Average
Weighted Average
Grant Date Fair Grant Date Fair
Shares/Units Value Per Share Shares/Units Value Per Share
Outstanding at beginning of period
1,606,542
$
75.69
387,960
$
75.89
Granted
646,793
77.78
227,501
74.25
Performance adjustment n/a n/a
300,049
74.97
Vested
(302,090)
84.05
(80,950)
81.54
Forfeited
(43,957)
76.07
(295,611)
77.00
Outstanding at end of period
1,907,288
$
75.06
538,949
$
74.88
The fair value of vested RSUs and PSUs was $
25
million and $
7
million, respectively, for the three months ended
March 28, 2026; and $
33
million and $
1
million, respectively, for the three months ended March 29, 2025.

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
The components of the change in the redeemable noncontrolling interests for the three months ended March 28, 2026 and March 29, 2025 are presented in the following table:
March 28, March 29,
2026 2025
Balance, beginning of period
$
895
$
806
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(32)
(73)
Increase in redeemable noncontrolling interests due to business acquisitions
29
-
Net loss attributable to redeemable noncontrolling interests
(1)
(2)
Distributions declared
(9)
(2)
Effect of foreign currency translation gain attributable to redeemable noncontrolling interests
3
8
Change in fair value of redeemable securities
18
28
Balance, end of period
$
903
$
765

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
March 28, December 27,
2026 2025
Attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment
$
(23)
$
(26)
Attributable to noncontrolling interests:
Foreign currency translation adjustment
$
1
$
1
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(167)
$
(196)
Unrealized loss from hedging activities
(16)
(24)
Pension adjustment loss
(6)
(6)
Accumulated other comprehensive loss
$
(189)
$
(226)
Total Accumulated
other comprehensive loss
$
(211)
$
(251)
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:
Three Months Ended
March 28, March 29,
2026 2025
Net income
$
112
$
113
Foreign currency translation gain
32
76
Tax effect
-
-
Foreign currency translation gain
32
76
Unrealized gain (loss) from hedging activities
11
(6)
Tax effect
(3)
1
Unrealized gain (loss) from hedging activities
8
(5)
Pension adjustment gain
-
1
Tax effect
-
(1)
Pension adjustment gain
-
-
Comprehensive income
$
152
$
184
Our financial statements are denominated in U.S. Dollars.
Fluctuations in the value of foreign currencies as
compared to the U.S. Dollar may have a significant impact on our comprehensive income.
The foreign currency
translation gain (loss) during the three months ended March 28, 2026 and three months ended March 29, 2025 was
primarily due to changes in foreign currency exchange rates of the Brazilian
Real, Euro, British Pound, and Israel
Shekel.
The hedging gain (loss) during the three months ended March 28, 2026 and
March 29, 2025 was attributable to a
net investment hedge.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
31
The following table summarizes our total comprehensive income, net of applicable taxes as follows:
Three Months Ended
March 28, March 29,
2026 2025
Comprehensive income attributable to
Henry Schein, Inc.
$
144
$
172
Comprehensive income attributable to
noncontrolling interests
6
6
Comprehensive income attributable to
Redeemable noncontrolling interests
2
6
Comprehensive income
$
152
$
184
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
Three Months Ended
March 28, March 29,
2026 2025
Basic
114,939,640
123,776,073
Effect of dilutive securities:
Stock options and restricted stock units
1,121,604
1,072,148
Diluted
116,061,244
124,848,221
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:
Three Months Ended
March 28, March 29,
2026 2025
Stock options
403,885
402,268
Restricted stock units
10,315
200,568
Total anti-dilutive
securities excluded from earnings per share computation
414,200
602,836
Note 15 – Supplemental Cash Flow Information
Cash paid for interest and income taxes was:
Three Months Ended
March 28, March 29,
2026 2025
Cash paid for interest $
33
$
32
Cash paid for income taxes, net of refunds
24
18
For the three months ended March 28, 2026 and March 29, 2025, we had $
11
million and $
(6)
million of non-cash
net unrealized gains (losses) related to hedging activities, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
32
Note 16 – Related Party Transactions
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
31
million annually for the use of their
intellectual property.
During the three months ended March 28, 2026 and March
29, 2025, we recorded $
8
million
and $
8
million, respectively, within selling, general and administrative in our condensed consolidated statements of income, in connection with costs related to this royalty agreement.
As of March 28, 2026 and December 27, 2025,
Henry Schein One, LLC had a net payable balance to Internet Brands of $
8
million and $
9
million, respectively,
comprised of amounts related to results of operations and the royalty agreement.
The components of this payable
are recorded within accrued expenses: other within our condensed consolidated balance sheets.
We have interests in entities that we account for under the equity accounting method.
In our normal course of
business, during the three months ended March 28, 2026 and March 29,
2025, we recorded net sales of $
7
million
and $
13
million respectively, to such entities.
During the three months ended March 28, 2026 and March 29,
2025,
we purchased $
2
million and $
2
million respectively, from such entities.
At March 28, 2026 and December 27,
2025, we had an aggregate $
31
million and $
39
million, respectively, due from our equity affiliates, and $
3
million
and $
7
million, respectively, due to our equity affiliates.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.
These
leases are classified as operating leases and have a remaining lease term ranging from less than
a
year to
approximately
11 years
.
As of March 28, 2026, current and non-current liabilities associated with related party
operating leases were $
5
million and $
21
million, respectively.
At March 28, 2026, related party leases represented
7.0
% and
7.9
% of the total current and non-current operating lease liabilities, respectively.
At December 27, 2025,
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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
33
Note 17 – KKR Investment and Accelerated Share Repurchase Program
On January 29, 2025, Henry Schein, Inc. announced a strategic investment by investment funds and other entities
affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”),
pursuant to the terms of a Strategic Partnership
Agreement with KKR (the “Agreement”).
Under the Agreement,
two
independent directors, Max Lin and William
K. “Dan” Daniel (each, and any replacement thereof, a “KKR Designee”), joined our Board of Directors.
On May
16, 2025, we issued
3,285,152
shares of common stock to funds affiliated with KKR for an investment of $
250
million, at approximately $
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
share repurchase program.
Pursuant to the Agreement, KKR also had the ability to purchase additional shares via open market purchases up to
a total equity stake of
14.9
% of the outstanding shares of common stock of the Company.
On November 4, 2025,
the Company and KKR entered into an amendment to the Agreement that increased the beneficial ownership limit
from
14.9
% to
19.9
% of the outstanding shares of the Company’s common stock that KKR is permitted to acquire during the standstill period.
The standstill provisions, including the increased ownership limit, continue in effect
for a period of six months following the later of the expiration of the term of the Agreement and the date on which
no director appointed pursuant to the Agreement is serving on the Board of Directors.
On December 7, 2025,
pursuant to the Agreement, KKR notified the Company of its election to exercise the Extension Election (as defined
in the Agreement) whereby the Company’s Board of Directors has accordingly renominated the KKR Designees to
stand for election at the Company’s upcoming 2026 annual meeting of stockholders for a term expiring at the
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
entered into in January 2025; transitions in senior company leadership
(including, without limitation, the transition
to our new Chief Executive Officer); our ability to develop or acquire and maintain and protect new products
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
risks associated with disease
outbreaks, epidemics, pandemics (such as the COVID-19 pandemic), or similar wide-spread public health concerns
and other natural or man-made disasters; risks associated with our global operations; the threat or outbreak of war
(including, without limitation, geopolitical wars), terrorism or public unrest
(including, without limitation, the wars
in Ukraine and Iran, the Israel-Gaza war and other unrest and threats in the Middle
East and the possibility of a
wider European or global conflict); changes to laws and policies governing foreign trade, tariffs and sanctions or
greater restrictions on imports and exports, including changes to international trade agreements and the current
imposition of (and the potential for additional) tariffs by the U.S. on numerous countries and retaliatory tariffs;
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
Recent Developments
Chief Executive Officer
On January 12, 2026, we announced the appointment of Frederick
M. Lowery as CEO, effective March 2, 2026.
In
connection with his appointment, Mr. Lowery joined our Board of Directors.
Mr. Lowery succeeded Stanley M.
Bergman, who served as CEO through March 1, 2026.
Mr. Bergman retired as CEO and continues to serve as
Chairman of the Board.
Mr. Bergman will retire as Chairman of the Board as of the end of the 2026 Annual
Meeting of Stockholders and the Board has approved the appointment of Mr. Bergman as Chairman Emeritus
effective upon his retirement as Chairman.
The Board intends to appoint a new Chairman promptly
following the
Company’s 2026 annual meeting of stockholders.
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
We are headquartered in Melville, New York, employ more than 25,000 people (of which more than 13,000 are based outside of the United States) and have operations or affiliates in 34 countries and territories.
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
According to the U.S. Census Bureau’s International Database, between 2026 and 2036, the 45 and older population is expected to grow by approximately 10%.
Between 2026 and 2046, this age group is expected to grow
by approximately 17%.
This compares with expected total U.S. population growth rates of approximately 4%
between 2026 and 2036
and approximately 6% between 2026 and 2046.
According to the U.S. Census Bureau’s International Database, in 2026 there are approximately seven million
Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care

services.
By the year 2050, that number is projected to increase to approximately
17 million.
The population aged
65 to 84 years is projected to increase by approximately 12% during the same period.
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
Government
Certain of our businesses involve the distribution, manufacturing, importation, exportation, marketing, sale and/or
promotion of pharmaceuticals, medical devices and/or in vitro diagnostics and in this regard, we are subject to
extensive local, state, federal and foreign governmental laws and regulations, including as applicable to our
wholesale distribution of pharmaceuticals, medical devices, and in vitro diagnostics;
manufacturing activities; and
as part of our specialty home medical supplies businesses that distribute and sell medical equipment and supplies
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
supply chain
transparency around human trafficking and forced labor practices; and safe working conditions.
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
Our businesses are generally subject to numerous laws and regulations that could impact our financial performance,
and failure to comply with such laws or regulations could have a material adverse effect on our businesses.
A few
noteworthy or recent items that may impact our businesses are noted below:
●
Effective February 2, 2026, the FDA’s
Quality Management System Regulation (QMSR) harmonizes
21 CFR Part 820 with the internationally recognized ISO 13485:2016 standard for quality management
systems.
Concurrently, the FDA retired their QSIT inspection framework and implemented a new inspection framework under Compliance Program 7382.850, Inspection of Medical Device Manufacturers,

to align inspections with ISO’s focus on overall system effectiveness, integrated risk management, supplier oversight, and CAPA performance.
●
On March 18, 2026, the Council of the EU and two European Parliament committees adopted their joint
negotiating position on the European Commission’s November 2025 proposed Digital Omnibus on AI
Regulation
.
Trilogue negotiations will commence among the Parliament, Council, and Commission to agree on a final version of the text.
Any adopted changes would amend the AI Act, which has a staggered implementation timeline running until full applicability in August 2026.
●
On March 26, 2026, the European Parliament formally adopted the EU Directive on Combating Corruption,
which establishes a harmonized, criminal law framework to prevent and combat corruption, such as bribery
in the public and private sectors, across the EU.
The Directive will enter into force on the twentieth day
following its publication in the
Official Journal of the European Union.
Member States must transpose the
Directive into local laws, regulations and administrative provisions within two (2) years (with limited
exceptions) to reflect the Directive’s harmonized definitions of corruption-related offenses and penalty structures.
●
Directive No. 2025/794 of April 14, 2025, known as the “Stop-the-Clock”
Directive, amended Directives
(EU) 2022/2464 (CSRD) by introducing a uniform two-year postponement of the sustainability reporting
requirements for financial years beginning on or after January 1, 2025 and on or after January 1, 2026.
It
also extends the deadline for transposing Directive (EU) 2024/1760 (CSDDD)
by one year (i.e., July 26,
2027) and the date of application of the transposed provisions depending on the type of companies subject
to it (July 26, 2028 or July 26, 2029, as applicable).
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
●
The U.S. has adopted new and increased tariffs on imports from countries, and such tariffs remain subject
to frequently evolving exemptions and modifications, as well as to court challenges, including a recent
invalidation in the Supreme Court of many of the tariffs, such as IEEPA tariffs, on February 20, 2026.
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
A more detailed discussion of laws, regulations and governmental activity is included in Management’s Discussion
and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for
the fiscal year ended December 27, 2025, filed with the SEC on February
24, 2026.

Results of Operations
The following tables summarize the significant components of our operating results and cash flows for the three
months ended March 28, 2026 and March 29, 2025 (in millions):
Three Months Ended
March 28, March 29,
2026 2025
Operating results:
Net sales
$ 3,368 $ 3,168
Cost of sales
2,298 2,168
Gross profit
1,070 1,000
Operating expenses:
Selling, general and administrative
809 738
Depreciation and amortization 67 62
Restructuring and related costs
12 25
Operating income $ 182 $ 175
Other expense, net
$ (32) $ (30)
Income taxes (38) (35)
Net income 112 113
Net income attributable to Henry Schein, Inc.
107 110
Three Months Ended
March 28, March 29,
2026 2025
Cash flows:
Net cash provided by (used in) operating activities $ (97) $ 37
Net cash used in investing activities (63) (99)
Net cash provided by financing activities 120 89
Plan of Restructuring and Related Costs
On August 6, 2024, we committed to a restructuring plan (the “2024
Plan”) to integrate our acquisitions, right-size
operations and further increase efficiencies.
We currently expect this plan to be completed by the end of 2027.
During the three months ended March 28, 2026 and March 29, 2025, we recorded restructuring and related charges
associated with the 2024 Plan of $12 million and $25 million, respectively.
The restructuring and related costs for
these periods primarily related to severance and employee-related costs, costs to exit facilities and other exit costs.
We expect to record restructuring and related charges associated with the 2024 Plan through the end of 2027;
however, an estimate of the amount of these charges for 2026 through 2027 has not yet been determined.
During the quarter ended March 28, 2026, in connection with the
2024 Plan, we recorded a loss of $2 million
related to the disposal of businesses in the Global Specialty Products segment.
This amount is included in the $12
million of restructuring and related charges discussed above.

Three Months Ended March 28, 2026 Compared to Three Months Ended March 29, 2025
Note: Percentages for Net Sales; Gross Profit; Operating Expenses; Other
Expense, Net; and Income Taxes are
based on actual values and may not recalculate due to rounding.
Our reportable segments are determined based on how our Chief Executive
Officer manages the business, assesses
performance and allocates resources.
We have three reportable segments:
(i) Global Distribution and Value-Added
Services; (ii) Global Specialty Products; and (iii) Global Technology.
Net Sales
Net sales by reportable segment and by major product or service type were as follows:
March 28, % of March 29, % of Increase / (Decrease)
2026 Total 2025 Total $ %
Global Distribution and Value
-Added Services
Global Dental Merchandise (1) $ 1,292 38.4% $ 1,185 37.4% $ 107 9.0%
Global Dental Equipment (2) 417 12.4 384 12.1 33 8.6
Global Value
-Added Services
(3) 57 1.7 52 1.7 5 10.6
Global Dental 1,766 52.5 1,621 51.2 145 9.0
Global Medical (4) 1,073 31.8 1,055 33.3 18 1.7
Total Global Distribution and Value
-Added Services
2,839 84.3 2,676 84.5 163 6.1
Global Specialty Products (5) 397 11.8 367 11.6 30 8.1
Global Technology (6) 173 5.1 162 5.1 11 7.0
Eliminations (41) (1.2) (37) (1.2) (4) n/a
Total
$ 3,368 100.0% $ 3,168 100.0% $ 200 6.3
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
The components of our sales growth were as follows:
Constant Currency
Growth/(Decline)
Total Constant
Currency Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Internal
Growth
Acquisition
Growth/
(Decline)
Global Distribution and Value
-Added Services
Global Dental Merchandise
3.0% 1.2% 4.2% 4.8% 9.0%
Global Dental Equipment
3.5 - 3.5 5.1 8.6
Global Value
-Added Services
7.8 1.2 9.0 1.6 10.6
Global Dental 3.2 1.0 4.2 4.8 9.0
Global Medical
1.3 0.1 1.4 0.3 1.7
Total Global Distribution and Value
-Added Services
2.5 0.6 3.1 3.0 6.1
Global Specialty Products
1.7 1.7 3.4 4.7 8.1
Global Technology
6.9 (1.3) 5.6 1.4 7.0
Total 2.5 0.7 3.2 3.1 6.3

Global Sales
Global net sales for the three months ended March 28, 2026 increased 6.3%, attributable to internal growth of 2.5%,
acquisition growth of 0.7%, and an increase in foreign exchange of 3.1%.
The components of our sales increase are
presented in the table above.
Global Distribution and Value-Added Services Sales
Global Distribution and Value-Added Services net sales for the three months ended March 28, 2026 increased
6.1%.
The components of our sales increase are presented in
the table above.
The 3.2% increase in internally generated local currency dental sales was primarily due to sales growth in U.S.,
growth in traditional dental equipment in the U.S. and international markets, and value-added services sales
attributable to increased sales in our practice transitions business.
The 1.3% increase in internally generated local currency medical sales was attributable to growth of our Home
Solutions business and dialysis products,
partially offset by lower point of care diagnostic test products related to respiratory illness.
Global Specialty Products Sales
Global Specialty Products net sales for the three months ended March
28, 2026 increased 8.1%.
The components
of our sales increase are presented in the table above.
The 1.7% increase in internally generated local currency sales was attributable to growth in our value implant and
biomaterial businesses.
Global Technology Sales
Global Technology net sales for the three months ended March 28, 2026 increased 7.0%.
The components of sales
growth are presented in the table above.
The internally generated local currency increase of 6.9% in Global Technology sales was primarily attributable to the adoption of our core practice management solutions, particularly our cloud-based platforms.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
March 28, Gross March 29, Gross Increase / (Decrease)
2026 Margin % 2025 Margin % $ %
Global Distribution and Value
-Added Services
$ 732 25.8% $ 681 25.4% $ 51 7.6%
Global Specialty Products 220 55.3 206 56.0 14 6.7
Global Technology 119 68.6 110 67.9 9 8.2
Corporate (1) n/a 3 n/a (4) n/a
Total
$ 1,070 31.8 $ 1,000 31.6 $ 70 7.1
Gross margin may not be comparable to that of other distribution companies due to differing industry practices in
the classification of distribution network costs.
Gross margin percentages also vary across our segments, reflecting differences in business models.
The Global Specialty Products segment generates
higher gross margins, as it
primarily includes products we develop and manufacture, compared to the Global Distribution and Value-Added
Services segment, which principally distributes third-party and corporate brand products.
While the Global
Specialty Products segment has increasingly leveraged the Global
Distribution and Value-Added Services segment
as a sales channel, the impact on overall margins has not been material.
The Global Technology segment also
generates higher gross margins, reflecting our role as both developer and provider of software products and
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
The increase in Global Distribution and Value-Added Services gross profit for the three months ended March 28,
2026 compared to the prior-year-period is due primarily to increased internally generated sales volume as described
above.
The increase in gross margin rates was attributable primarily to the impact of higher gross margins in the
Global Distribution and Value-added Services and Global Technology businesses as well as favorable business
mix.
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
% of % of
March 28, Respective March 29, Respective Increase / (Decrease)
2026 Sales 2025 Sales $ %
Global Distribution and Value
-Added Services
$ 549 19.4% $ 514 19.2% $ 35 7.0%
Global Specialty Products 162 40.7 150 40.7 12 8.2
Global Technology 73 41.8 68 42.1 5 6.4
Corporate 33 n/a 38 n/a (5) n/a
817 24.3 770 24.3 47 6.1
Adjustments (1) 71 n/a 55 n/a 16 n/a
Total operating expenses $ 888 26.4 $ 825 26.0 $ 63 7.8
(1)
Adjustments represent items excluded from segment operating income to enable comparison of financial results between periods.
These
items may vary independently of business performance.
Please see
Note 4 – Segment Data
.
These adjustments (current quarter vs. prior
quarter) consist of (i) acquisition intangible amortization ($45 million vs. $43 million), (ii) restructuring and related costs ($12 million
vs. $25 million), (iii) change in contingent consideration ($1 million vs. $(2) million), (iv) cyber incident-insurance proceeds, net of third-party advisory expenses (no activity) vs. $(20) million net proceeds), (v) impairment of intangible assets (no activity) vs. $1 million),
and (vi) costs associated with shareholder advisory matters and implementation related select value creation consulting costs
($13 million vs. $8 million).
The net increase in operating expenses was
attributable to the following:
Operating Costs
(excluding
acquisitions) Acquisitions Adjustments Total
Global Distribution and Value
-Added Services
$ 30 $ 5 $ - $ 35
Global Specialty Products 6 6 - 12
Global Technology 5 - - 5
Corporate (5) - - (5)
36 11 - 47
Adjustments - - 16 16
Total operating expenses $ 36 $ 11 $ 16 $ 63
The components of the net increase in total operating expenses are presented in the table above.
The increase in
operating costs (excluding acquisitions) during the three months ended
March 28, 2026 was primarily attributable
to unfavorable impact of foreign exchange rates.
During the three months ended March 28, 2026, our operating
costs were favorably impacted by the remeasurement to the fair value of a previously held equity investment of $11
million within our Global Specialty Products segment.
During the three months ended March 29, 2025, our
operating costs were favorably impacted by insurance proceeds of $20 million related to the October 2023 cyber
incident included in the Adjustments category.

Other Expense, Net
Other expense, net was as follows:
March 28, March 29, Variance
2026 2025 $ %
Interest income
$ 7 $ 6 $ 1 21.8%
Interest expense
(39) (35) (4) (12.6)
Other, net
- (1) 1 n/a
Other expense, net
$ (32) $ (30) $ (2) (8.0)
Interest income increased primarily due to increased interest rates.
Interest expense increased primarily due to
increased borrowings.
Income Taxes
Our effective tax rate was 25.5% for the three months ended March 28, 2026, compared to 24.9% for the prior year
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
Net cash used in operating activities was $97 million for the three months ended March 28, 2026, compared to net
cash provided by operating activities of $37 million for the prior year.
The net change of $134 million was
primarily attributable to changes in working capital accounts (primarily accounts receivable, inventory, and
accounts payable and accrued expenses), partially offset by an increase in operating income.
Net cash used in investing activities was $63 million for the three months ended March 28, 2026, compared to net
cash used in investing activities of $99 million for the prior year.
The net change of $36 million was primarily
attributable to lower acquisition activity.
Net cash provided by financing activities was $120 million for the three months ended March 28, 2026, compared
to net cash provided by financing activities of $89 million for the prior year.
The net change of $31 million was
primarily due to a reduction in acquisitions of noncontrolling interests in subsidiaries, and decreased repurchases of
common stock, partially offset by decreased net borrowings.

The following table summarizes selected measures of liquidity and capital resources:
March 28, December 27,
2026 2025
Cash and cash equivalents
$ 138 $ 156
Working
capital
(1)
1,199 1,236
Debt:
Bank credit lines
$ 1,046 $ 764
Current maturities of long-term debt
35 33
Long-term debt
2,327 2,310
Total debt
$ 3,408 $ 3,107
Leases:
Current operating lease liabilities $ 78 $ 78
Non-current operating lease liabilities 263 251
(1)
Includes $442 million and $491 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at March 28, 2026 and December 27, 2025, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations increased to 45.7 days as of March 28, 2026 from
44.1 days as of March 29, 2025.
During the three months ended March 28, 2026, we wrote
off approximately $5
million of fully reserved accounts receivable against our trade receivable reserve.
Our inventory turns from
operations decreased to 4.6 as of March 28, 2026 from 4.8 as of March 29, 2025.
Our working capital accounts
may be impacted by current and future economic conditions.
Leases
We
have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles
and certain equipment.
Our leases have remaining terms of less than one year to approximately
22 years, some of
which may include options to extend the leases for up to 10 years.
As of March 28, 2026, our right-of-use assets
related to operating leases were $312 million and our current and non-current operating lease liabilities were $78
million and $263 million, respectively.
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
shares of our common stock.
From March 3, 2003 through March 28, 2026, we repurchased $6.1 billion, or
109,486,614 shares,
under our
common stock repurchase programs, with $655 million available as of March 28, 2026 for future share repurchases.

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
As of March 28, 2026 and December 27, 2025, our balance
for
redeemable noncontrolling interests was $903 million and $895 million, respectively.
Please see
Note 12 –
Redeemable Noncontrolling Interests
for further information.
Critical Accounting Estimates
There have been no material changes in our critical accounting estimates from those disclosed in Item 7 of our
Annual Report on Form 10-K for the year ended December 27, 2025.
Accounting Standards Update
For a discussion of accounting standards updates that have been adopted or will be adopted, see
Note 2 - Significant
Accounting Policies, Accounting Pronouncements Recently Adopted and Recently Issued Accounting
Pronouncements
of the Notes to the Condensed Consolidated Financial Statements
included under Item 1.
ITEM 3.
QUANTITATIVE
AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual
Report on Form 10-K for the year ended December 27, 2025.

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
Based
on this evaluation, our management, including our principal executive officer and principal financial officer,
concluded that our disclosure controls and procedures were effective as of March
28, 2026, to ensure that all
material information required to be disclosed by us in reports that we file or submit under the Exchange Act is
accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and
that all such information is recorded, processed, summarized and reported within the time periods specified in the
SEC’s rules and forms, and the rules of the Nasdaq stock exchange.
Changes in Internal Control over Financial Reporting
The combination of acquisitions, continued acquisition integrations and system implementation activity undertaken
during the quarter ended March 28, 2026, and carried over from prior quarters, when considered in the aggregate,
represents a material change in our internal control over financial reporting.
During the quarter ended March 28, 2026, we completed the acquisition of a controlling interest of a Global
Specialty Products segment affiliate and a Global Distribution and Value-Added Services segment business in the
U.S.
Also, post-acquisition integration related activities continued for businesses acquired during prior quarters
within our Global Specialty Products segment.
These acquisitions, the majority of which utilize separate
information and financial accounting systems, have been included in our condensed consolidated financial
statements since their respective dates of acquisition.
Additionally, during the quarter ended March 28, 2026, we continued systems implementation activities for the phased roll-out of a new e-commerce system for our Global Distribution and Value
-Added Services segment in the
U.S. and Canada.
All acquisitions, continued acquisition integrations, and system implementation activities involve necessary and
appropriate change-management controls that are considered in our quarterly assessment of the design and
operating effectiveness of our internal control over financial reporting.
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
Note 10 – Legal Proceedings
of the Notes to the Condensed
Consolidated Financial Statements included under Item 1.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in
Part I, Item 1A, of our Annual Report on
Form 10-K for the year ended December 27, 2025.
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
this program,
with $655 million currently available for future share repurchases.
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
share repurchase program.
As of March 28, 2026, we had repurchased approximately $6.1 billion of common stock (109,486,614)
shares
under these initiatives,
with $655 million available for future share repurchases.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended March 28, 2026:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
12/28/2025 through 1/31/2026 720,444
$
77.25 720,444 9,595,535
2/1/2026 through 2/28/2026 565,846 78.37 565,846 8,252,525
3/1/2026 through 3/28/2026 323,696 77.23 323,696 9,083,576
1,609,986 1,609,986
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
31.2
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
99.1
Form of 2026 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2024 Stock Incentive Plan (as
amended and restated on May 21, 2024).**+
99.2
Form of 2026 Stock Option Agreement pursuant to the Henry Schein, Inc. 2024
Stock Incentive Plan (as amended and restated effective as of May 21, 2024)
(Frederick M. Lowery).**+
99.3
Form of 2026 Restricted Stock Unit Agreement for time-based restricted stock unit awards pursuant to the Henry Schein, Inc. 2023 Non-Employee Director
Stock Incentive Plan (as amended and restated effective as of May 23, 2023)
(Stanley M. Bergman).**+
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended March 28, 2026, formatted in Inline XBRL (included within
Exhibit 101 attachments).+
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
Dated: May 5, 2026