Form 10-Q
period 2026-06-27
HENRY SCHEIN INC
filed 2026-08-04
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒
QUARTERLY
REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly
period ended
June 27, 2026
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
Yes
☐
No
☒
As of July 27, 2026,
there were
111,446,542
shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
as of June 27, 2026 and December 27, 2025
3
Condensed Consolidated Statements of Income
for the three and six months ended
June 27, 2026 and June 28, 2025
4
Condensed Consolidated Statements of Comprehensive Income
for the
three and six months ended June 27, 2026 and June 28, 2025
5
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the three months ended
June 27, 2026 and June 28, 2025
6
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the six months ended
June 27, 2026 and June 28, 2025
7
Condensed Consolidated Statements of Cash Flows
for the six months ended
June 27, 2026 and June 28, 2025
8
Notes to Condensed Consolidated Financial Statements
9
Note 1 – Basis of Presentation
9
Note 2 – Significant Accounting Policies, Accounting Pronouncements Recently Adopted
and Recently Issued Accounting Pronouncements
10
Note 3 – Net Sales from Contracts with Customers
11
Note 4 – Segment Data
12
Note 5 – Business Acquisitions
15
Note 6 – Fair Value Measurements
18
Note 7 – Debt
21
Note 8 – Income Taxes
24
Note 9 – Plan of Restructuring and Related Costs
25
Note 10 – Legal Proceedings
26
Note 11 – Stock-Based Compensation
27
Note 12 – Redeemable Noncontrolling Interests
30
Note 13 – Comprehensive Income
31
Note 14 – Earnings Per Share
32
Note 15 – Supplemental Cash Flow Information
32
Note 16 – Related Party Transactions
33
Note 17 – KKR Investment and Accelerated Share Repurchase Program
34
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
35
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
51
ITEM 4.
Controls and Procedures
52
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
53
ITEM 1A.
Risk Factors
53
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
53
ITEM 6.
Exhibits
54
Signature
55

See accompanying notes.

PART
I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
June 27, December 27,
2026 2025
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents
$
157
$
156
Accounts receivable, net of allowance for credit losses of $
97
and $
90
(1)
1,763
1,651
Inventories, net
2,059
2,002
Prepaid expenses and other
621
655
Total current assets
4,600
4,464
Property and equipment, net
618
621
Operating lease right-of-use assets
322
301
Goodwill
4,272
4,213
Other intangibles, net
965
1,018
Investments and other
604
598
Total assets
$
11,381
$
11,215
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable
$
1,135
$
1,154
Bank credit lines
1,024
764
Current maturities of long-term debt
138
33
Operating lease liabilities
76
78
Accrued expenses:
Payroll and related
307
340
Taxes
199
179
Other
609
680
Total current liabilities
3,488
3,228
Long-term debt (1)
2,300
2,310
Deferred income taxes
153
146
Operating lease liabilities
275
251
Other liabilities
442
486
Total liabilities
6,658
6,421
Redeemable noncontrolling interests
906
895
Commitments and contingencies
(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01
par value,
1,000,000
shares authorized,
none
outstanding
-
-
Common stock, $
0.01
par value,
480,000,000
shares authorized,
111,916,222
issued and outstanding on June 27, 2026 and
115,771,149
issued and outstanding on December 27, 2025
1
1
Additional paid-in capital
140
177
Retained earnings
3,200
3,293
Accumulated other comprehensive loss
(184)
(226)
Total Henry Schein, Inc. stockholders' equity
3,157
3,245
Noncontrolling interests
660
654
Total stockholders' equity
3,817
3,899
Total liabilities, redeemable noncontrolling
interests and stockholders' equity
$
11,381
$
11,215
(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”).
At June 27, 2026 and December 27,
2025, amounts include trade accounts receivable of $
526
million and $
491
million, respectively, and long-term debt of $
430
million
and $
390
million, respectively.
See
Note 1 – Basis of Presentation
for further information.

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF INCOME
(in millions,
except share and per share data)
(unaudited)
Three Months Ended Six Months Ended
June 27, June 28, June 27, June 28,
2026 2025 2026 2025
Net sales
$
3,458
$
3,240
$
6,826
$
6,408
Cost of sales
2,357
2,224
4,655
4,392
Gross profit
1,101
1,016
2,171
2,016
Operating expenses:
Selling, general and administrative
831
778
1,640
1,516
Depreciation and amortization
70
64
137
126
Restructuring and related costs
29
23
41
48
Operating income
171
151
353
326
Other income (expense):
Interest income
8
9
15
15
Interest expense
(43)
(38)
(82)
(73)
Other, net
1
(1)
1
(2)
Income before taxes, equity in earnings of affiliates and
noncontrolling interests
137
121
287
266
Income taxes
(34)
(31)
(72)
(66)
Equity in earnings (loss) of affiliates, net of tax
(1)
4
(1)
7
Net income
102
94
214
207
Less: Net income attributable to noncontrolling interests
(8)
(8)
(13)
(11)
Net income attributable to Henry Schein, Inc.
$
94
$
86
$
201
$
196
Earnings per share attributable to Henry Schein, Inc.:
Basic
$
0.83
$
0.71
$
1.76
$
1.59
Diluted
$
0.82
$
0.70
$
1.74
$
1.58
Weighted-average common
shares outstanding:
Basic
113,451,329
121,927,867
114,194,349
122,852,702
Diluted
114,390,366
122,636,948
115,238,506
123,739,381

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(in millions)
(unaudited)
Three Months Ended Six Months Ended
June 27, June 28, June 27, June 28,
2026 2025 2026 2025
Net income $
102
$
94
$
214
$
207
Other comprehensive income, net of tax:
Foreign currency translation gain
5
133
37
209
Unrealized gain (loss) from hedging activities
1
(21)
9
(26)
Other comprehensive income, net of tax
6
112
46
183
Comprehensive income
108
206
260
390
Comprehensive income attributable to noncontrolling interests:
Net income
(8)
(8)
(13)
(11)
Foreign currency translation gain
(1)
(22)
(4)
(31)
Comprehensive income attributable to noncontrolling
interests
(9)
(30)
(17)
(42)
Comprehensive income attributable to Henry Schein, Inc.
$
99
$
176
$
243
$
348

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
94
-
7
101
Foreign currency translation gain (excluding gain of $
1
attributable to Redeemable noncontrolling interests) - - - -
4
-
4
Unrealized gain from hedging activities,
net of tax of $
0
- - - -
1
-
1
Change in fair value of redeemable securities - -
(16)
- - -
(16)
Noncontrolling interests and adjustments related to
business acquisitions and contingent consideration - -
(2)
- - -
(2)
Repurchase and retirement of common stock
(2,608,260)
-
(21)
(181)
- -
(202)
Stock issued upon exercise of stock options
9,732
-
1
- - -
1
Stock-based compensation expense
111,705
-
13
- - -
13
Shares withheld for payroll taxes
(21,843)
-
(2)
- - -
(2)
Settlement of stock-based compensation awards
206
- - - - -
-
Balance, June 27, 2026
111,916,222
$
1
$
140
$
3,200
$
(184)
$
660
$
3,817
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
3,285,152
-
250
- - -
250
Repurchase and retirement of common stock
(3,657,832)
-
(61)
(227)
- -
(288)
Stock issued upon exercise of stock options
3,741
- - - - -
-
Stock-based compensation expense
26,096
-
11
- - -
11
Shares withheld for payroll taxes
(5,807)
-
(3)
- - -
(3)
Settlement of stock-based compensation awards
12
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
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders'
Shares Amount Capital Earnings Income / (Loss)
Interests
Equity
Balance, December 27, 2025
115,771,149
$
1
$
177
$
3,293
$
(226)
$
654
$
3,899
Net income (excluding $
0
attributable to Redeemable
noncontrolling interests)
- - -
201
-
13
214
Foreign currency translation gain (excluding gain of $
4
- - - - - -
attributable to Redeemable noncontrolling interests) - - - -
33
-
33
Unrealized gain from hedging activities, - - - - - -
net of tax of $
3
- - - -
9
-
9
Net distributions to noncontrolling shareholders - - - - -
(7)
(7)
Change in fair value of redeemable securities
- -
(34)
- - -
(34)
Noncontrolling interests and adjustments related to - - - - - -
business acquisitions and contingent consideration - -
26
- - -
26
Repurchase and retirement of common stock
(4,218,246)
-
(34)
(294)
- -
(328)
Stock issued upon exercise of stock options
26,302
-
2
- - -
2
Stock-based compensation expense
494,745
-
16
- - -
16
Shares withheld for payroll taxes
(154,677)
-
(13)
- - -
(13)
Settlement of stock-based compensation awards
(3,051)
- - - - -
-
Balance, June 27, 2026
111,916,222
$
1
$
140
$
3,200
$
(184)
$
660
$
3,817
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
3,285,152
-
250
- - -
250
Repurchase and retirement of common stock
(5,913,317)
-
(82)
(368)
- -
(450)
Stock issued upon exercise of stock options
14,092
-
1
- - -
1
Stock-based compensation expense
546,481
-
16
- - -
16
Shares withheld for payroll taxes
(193,300)
-
(14)
- - -
(14)
Settlement of stock-based compensation awards
53
- - - - -
-
Transfer of charges in excess of
capital
- -
114
(114)
- -
-
Balance, June 28, 2025
121,895,045
$
1
$
186
$
3,485
$
(227)
$
643
$
4,088

See accompanying notes.
8
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(in millions)
(unaudited)
Six Months Ended
June 27, June 28,
2026 2025
Cash flows from operating activities:
Net income
$
214
$
207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization
165
149
Impairment charge on intangible assets
-
1
Non-cash restructuring and related charges
4
3
Stock-based compensation expense
16
16
Provision for losses on trade and other accounts receivable
8
5
Benefit from deferred income taxes
(8)
(7)
Equity in (earnings) losses of affiliates
1
(7)
Distributions from equity affiliates
4
8
Changes in unrecognized tax benefits
(4)
(1)
Other
(21)
(31)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable
(116)
(100)
Inventories
(49)
(29)
Other current assets
10
37
Accounts payable and accrued expenses
(79)
(94)
Net cash provided by operating activities
145
157
Cash flows from investing activities:
Purchases of property and equipment
(55)
(63)
Payments related to equity investments and business acquisitions, net of cash acquired
(30)
(101)
Proceeds from loan to affiliate
2
2
Capitalized software costs
(30)
(26)
Other
(15)
(9)
Net cash used in investing activities
(128)
(197)
Cash flows from financing activities:
Net change in bank credit lines
261
248
Proceeds from issuance of long-term debt
144
244
Principal payments for long-term debt
(50)
(21)
Debt issuance costs
-
(2)
Issuance of common stock
-
250
Proceeds from issuance of stock upon exercise of stock options
2
1
Payments for repurchases and retirement of common stock
(325)
(447)
Payments for taxes related to shares withheld for employee taxes
(12)
(14)
Distributions to noncontrolling shareholders
(22)
(18)
Payments for contingent consideration
(4)
(19)
Acquisitions of noncontrolling interests in subsidiaries
(42)
(77)
Net cash provided by (used in) financing activities
(48)
145
Effect of exchange rate changes on cash and cash equivalents
32
(82)
Net change in cash and cash equivalents
1
23
Cash and cash equivalents, beginning of period
156
122
Cash and cash equivalents, end of period
$
157
$
145

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
The results of operations for the three and six months ended June 27,
2026 are not necessarily indicative of the
results to be expected for any other interim period or for the year ending
December 26, 2026.
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
At June 27, 2026 and December 27, 2025, certain trade accounts receivable that can only be
used to settle obligations of this VIE were $
526
million and $
491
million, respectively, and the liabilities of this
VIE where the creditors have recourse to us were $
430
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
June 27, 2026, as compared to the significant accounting policies described in Item 8 of our Annual Report on
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
Recently Issued Accounting Pronouncements
In May 2026, the FASB issued ASU 2026-02, “ Environmental Credits and Environmental Credit Obligations
(Topic 818)
,” which establishes recognition, measurement, presentation, and disclosure requirements for
environmental credits and related environmental credit obligations.
This ASU is effective for annual reporting
periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods,
with early adoption permitted.
Upon adoption, the guidance will be applied retrospectively.
We do not expect the
adoption of this ASU to have a material impact on our consolidated financial statements.
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
We do not believe that ASU 2025-10 will have a material impact on our consolidated financial statements and related disclosures.
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
2026 2025 2026 2025
Net Sales:
Global Distribution and Value
-Added Services
Global Dental merchandise $
1,337
$
1,218
$
2,629
$
2,403
Global Dental equipment
456
439
873
823
Global Value
-added services
61
58
118
110
Global Dental
1,854
1,715
3,620
3,336
Global Medical
1,057
1,016
2,130
2,071
Total Global Distribution
and Value
-Added Services
2,911
2,731
5,750
5,407
Global Specialty Products
419
386
816
753
Global Technology
181
167
354
329
Eliminations
(53)
(44)
(94)
(81)
Total $
3,458
$
3,240
$
6,826
$
6,408

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
12
Contract Liabilities
The following table presents our contract liabilities:
As of
June 27, December 27, June 28, December 28,
Description 2026 2025 2025 2024
Current contract liabilities $
80
$
81
$
83
$
81
Non-current contract liabilities
8
9
9
8
Total contract
liabilities
$
88
$
90
$
92
$
89
During the six months ended June 27, 2026, we recognized $
52
million in net sales that had been previously
deferred at December 27, 2025.
During the six months ended June 28, 2025, we recognized $
53
million in net sales
that were previously deferred at December 28, 2024.
Current contract liabilities are included in accrued expenses:
other and the non-current contract liabilities are included in other liabilities within our condensed consolidated
balance sheets.
Note 4
–
Segment Data
We conduct our business through
three
reportable segments : (i) Global Distribution and Value-Added Services; (ii)
Global Specialty Products; and (iii) Global Technology.
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
These adjustments are: (i) non-cash or non-recurring in nature; (ii) not allocable or
controlled by the segment; or (iii) not tied to the operational performance of the segment.
Assets by segment are
not a measure used to assess the performance of the Company by CODM and thus are not reported in our
disclosures.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
13
Segment adjusted operating income is presented in the following table to reconcile to operating income as
presented on the condensed consolidated statement of income.
The reconciliation from operating income to income
before taxes and equity in earnings of affiliates is presented on our condensed consolidated statements of income.
Three Months Ended Six Months Ended
June 27, June 28, June 27, June 28,
2026 2025 2026 2025
Gross Sales:
Global Distribution and Value
-Added Services
(1) $
2,911
$
2,731
$
5,750
$
5,407
Global Specialty Products
(2)
419
386
816
753
Global Technology (3)
181
167
354
329
Total Gross Sales
3,511
3,284
6,920
6,489
Less: Eliminations:
Global Distribution and Value
-Added Services
(6)
(4)
(9)
(8)
Global Specialty Products
(47)
(40)
(85)
(73)
Global Technology
-
-
-
-
Total Eliminations
(53)
(44)
(94)
(81)
Net Sales:
Global Distribution and Value
-Added Services
2,905
2,727
5,741
5,399
Global Specialty Products
372
346
731
680
Global Technology
181
167
354
329
Total Net Sales
3,458
3,240
6,826
6,408
Segment Cost of Sales: (4)
Global Distribution and Value
-Added Services
2,167
2,043
4,274
4,038
Global Specialty Products
186
175
363
336
Global Technology
55
53
109
105
Segment Operating Expenses: (5)
Global Distribution and Value
-Added Services
563
529
1,112
1,043
Global Specialty Products
171
159
333
309
Global Technology
77
69
150
137
Operating Income:
Global Distribution and Value
-Added Services
181
159
364
326
Global Specialty Products
62
52
120
108
Global Technology
49
45
95
87
Total Segment Operating Income
292
256
579
521
Corporate, net
(42)
(31)
(76)
(66)
Adjustments (6)
(79)
(74)
(150)
(129)
Total Operating Income $
171
$
151
$
353
$
326
Three Months Ended Six Months Ended
June 27, June 28, June 27, June 28,
2026 2025 2026 2025
Depreciation and Amortization:
Global Distribution and Value
-Added Services
$
7
$
7
$
14
$
13
Global Specialty Products
9
9
18
17
Global Technology
11
9
21
17
Total Segment Depreciation and Amortization
27
25
53
47
Corporate
11
7
21
15
Acquisition intangible amortization within
adjustments (6)
46
44
91
87
Total Depreciation and Amortization $
84
$
76
$
165
$
149

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
The following table presents a breakdown of such adjustments:
Three Months Ended Six Months Ended
June 27, June 28, June 27, June 28,
2026 2025 2026 2025
Adjustments:
Restructuring and related costs $
(29)
$
(23)
$
(41)
$
(48)
Acquisition intangible amortization
(46)
(44)
(91)
(87)
Cyber incident-insurance proceeds, net of third-party advisory expenses
-
-
-
20
Change in contingent consideration
2
-
1
2
Litigation settlements
-
(1)
-
(1)
Impairment of intangible assets
-
-
-
(1)
Costs associated with shareholder advisory matters and select implementation related value creation consulting costs
(6)
(6)
(19)
(14)
Total adjustments $
(79)
$
(74)
$
(150)
$
(129)

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
2026 Acquisitions
During the six months ended June 27, 2026, we acquired companies within the Global Distribution and Value-
Added Services and Global Specialty Products segments.
Our acquired ownership interest in these companies
ranged from
90
% to
100
%.
The following table aggregates the preliminary estimated fair value, as of the date of the acquisition, of
consideration paid and net assets acquired for acquisitions during the six months ended June 27, 2026:
Preliminary
Allocation as of
June 27, 2026
Acquisition consideration:
Cash $
26
Deferred consideration
5
Subsidiary common equity issued to sellers
23
Fair value of previously held equity method investments
32
Redeemable noncontrolling interests
7
Total consideration $
93
Identifiable assets acquired and liabilities assumed:
Current assets $
9
Intangible assets
35
Other noncurrent assets
4
Current liabilities
(4)
Deferred income taxes
(6)
Other noncurrent liabilities
(1)
Total identifiable
net assets
37
Goodwill
56
Total net assets acquired $
93
The accounting for acquisitions in the six months ended June 27, 2026 has not been completed in several areas,
including, but not limited to, pending assessment of certain assets and certain liabilities, primarily including
deferred income taxes.
Goodwill is a result of the synergies and cross-selling opportunities that these acquisitions are expected to provide
for us, as well as the expected growth potential.
The majority of the acquired goodwill is not deductible
for tax
purposes.
The following table summarizes the intangible assets acquired during the six months ended June 27, 2026:
Weighted Average
2026
Useful Lives (in years)
Customer relationships and lists $
31
7
Trademarks / Tradenames
4
5
Total $
35

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
16
During the six months ended June 27, 2026, in connection with acquisitions of controlling interests of affiliates, we
recognized a gain of approximately $
11
million related to the remeasurement to fair value of our previously held
equity investment,
recognized during the first quarter.
Such gain was calculated using a discounted cash flow
model based on Level 3 inputs, as defined in
Note 6 – Fair Value Measurements
,
which was recorded in
selling, general and administrative
in the condensed consolidated statements of income.
The impact of these acquisitions, individually and in the aggregate, was not considered material to our condensed
consolidated financial statements.
Pro forma financial information since the acquisition date has not been presented because the impact of these
acquisitions, individually and in the aggregate, was immaterial to our condensed consolidated financial statements.
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
June 27, 2026
Acquisition consideration:
Cash $
194
Deferred consideration
3
Estimated fair value of contingent consideration payable
19
Fair value of previously held equity method investments
89
Redeemable noncontrolling interest
85
Total consideration $
390
Identifiable assets acquired and liabilities assumed:
Current assets $
61
Intangible assets
146
Other noncurrent assets
45
Current liabilities
(27)
Long-term debt
(2)
Deferred income taxes
(23)
Other noncurrent liabilities
(7)
Total identifiable
net assets
193
Goodwill
197
Total net assets acquired $
390
The accounting for certain acquisitions in the year ended December 27,
2025 has not been completed in several
areas, including, but not limited to, pending assessment of certain assets and certain liabilities, primarily including
deferred income taxes.
Measurement period adjustments recorded through June 27,
2026 were immaterial and
primarily related to certain intangible assets.
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
Weighted Average
2025
Useful Lives (in years)
Customer relationships and lists $
87
10
Trademarks / Tradenames
40
7
Product development
18
10
Non-compete agreements
1
5
Total $
146
Pro forma financial information for our 2025 acquisitions has not been presented because the impact of these
acquisitions, individually and in the aggregate, was immaterial to our condensed consolidated financial statements.
Acquisition Costs
During the three and six months ended June 27, 2026, we incurred $
1
million and $
3
million in acquisition costs,
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
Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
based on Level 3 inputs within the fair value hierarchy, and as of June 27, 2026 and December 27, 2025 was estimated at $
3,462
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
Defined Benefit Plans
Assets of certain of our non-U.S. defined benefit plans are measured on a recurring basis and are classified as Level
1 within the fair value hierarchy.
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
The components of the change in the fair value of contingent consideration for the three and six months ended June
27, 2026 and June 28, 2025 are presented in the following table:
Three Months Ended Six Months Ended
June 27, June 28, June 27, June 28,
2026 2025 2026 2025
Balance, beginning of period
$
64
$
112
$
97
$
30
Increase in contingent consideration due to business
acquisitions and acquisitions of noncontrolling interests
in subsidiaries
-
1
-
94
Decrease in contingent consideration due to payments
(4)
(7)
(4)
(19)
Change in fair value of contingent consideration in
connection with business acquisitions (1)
(2)
-
(1)
(2)
Change in fair value of contingent consideration in
connection with changes in ownership in consolidated
subsidiaries (2)
-
-
(34)
3
Balance, end of period
$
58
$
106
$
58
$
106
(1)
Amounts are recorded in selling, general and administrative in the condensed consolidated statements of income.
(2) Amounts are recorded in additional paid-in capital in the condensed consolidated balance sheets.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
20
The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring
basis classified under the appropriate level of the fair value hierarchy as of
June 27, 2026 and December 27, 2025:
June 27, 2026
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
2
$
-
$
2
Derivative contracts undesignated
-
2
-
2
Total assets
$
-
$
4
$
-
$
4
Liabilities:
Derivative contracts designated as hedges $
-
$
10
$
-
$
10
Derivative contracts undesignated
-
2
-
2
Total return
swap
-
1
-
1
Contingent consideration
-
-
58
58
Total liabilities
$
-
$
13
$
58
$
71
Redeemable noncontrolling interests
$
-
$
-
$
906
$
906
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
21
Note 7 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:
June 27, December 27,
2026 2025
Revolving credit agreement $
710
$
100
Other short-term bank credit lines
314
664
Total $
1,024
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
As of June 27, 2026 the interest rate on this revolving credit facility was
3.63
%
plus
1.08
%, for a combined rate of
4.71
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
As of June 27,
2026 and December 27, 2025, we had $
710
million and $
100
million in borrowings, respectively, under this
revolving credit facility.
During the six months ended June 27, 2026, the average
outstanding balance under the
Revolving Credit Agreement was approximately $
419
million.
As of June 27, 2026 and December 27, 2025, there
were $
11
million and $
10
million of letters of credit, respectively, provided to third parties under the Revolving
Credit Agreement.
Other Short-Term Bank Credit
Lines
As of June 27, 2026 and December 27, 2025, we had various other short-term bank credit lines available, in various
currencies, with a maximum borrowing capacity of $
888
million and $
787
million, respectively.
As of June 27,
2026 and December 27, 2025, $
314
million and $
664
million, respectively, were outstanding.
During the six
months ended June 27, 2026, the average outstanding balance under our various other short-term bank credit lines
was approximately $
619
million.
As of June 27, 2026 and December 27, 2025, borrowings under other short-term
bank credit lines had weighted average interest rates of
4.53
% and
4.68
%, respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
22
Long-term debt
Long-term debt consisted of the following:
June 27, December 27,
2026 2025
Private placement facilities
$
1,199
$
1,149
Term loan
745
749
U.S. trade accounts receivable securitization
430
390
Various
collateralized and uncollateralized loans payable with interest, in varying installments through 2031 at interest rates
from
0.00
% to
6.25
% at June 27, 2026 and
from
0.00
% to
6.75
% at December 27, 2025
58
48
Finance lease obligations
6
7
Total
2,438
2,343
Less current maturities
(138)
(33)
Total long-term debt
$
2,300
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
The components of our private placement facility borrowings as of
June 27, 2026, which have a weighted average
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
2030.
As of June 27, 2026, the borrowings outstanding under this
term loan were $
745
million.
At June 27, 2026,
the interest rate under the Term Credit Agreement was
3.62
% plus
1.25
%, for a combined rate of
4.87
%.
As of
December 27, 2025, the borrowings outstanding under this term loan were
$
749
million.
At December 27, 2025,
the interest rate under the Term Credit Agreement was
3.76
% plus
1.25
%, for a combined rate of
5.01
%.
After
renewing the Term Credit Agreement in June of 2025, our hedged portion of the Term Credit Agreement is now approximately
88
% of the notional total.
As of June 27, 2026, the effective fixed rate was
5.69
% and the floating
rate was
4.87
%, resulting in a weighted average rate of
5.59
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

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
24
As of June 27, 2026 and December 27, 2025, the borrowings outstanding under this securitization facility were
$
430
million and $
390
million, respectively.
At June 27, 2026, the interest rate on borrowings under
this facility
was based on the asset-backed commercial paper rate
of
3.92
% plus
0.75
%, for a combined rate of
4.67
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
Note 8 – Income Taxes
For the three months ended June 27, 2026, our effective tax rate was
24.8
%, compared to
24.4
% for the prior year
period.
The difference between our effective and federal statutory tax rates primarily relates to state and foreign
income taxes and interest expense.
For the six months ended June 27, 2026, our effective tax rate was
25.2
%, compared to
24.7
% for the prior year
period.
The difference between our effective and federal statutory tax rates primarily relates to state and foreign
income taxes and interest expense.
The total amount of unrecognized tax benefits, which are included in
“other liabilities” within our condensed
consolidated balance sheets, as of June 27, 2026 and December 27, 2025 was $
105
million and $
112
million,
respectively, of which $
97
million and $
104
million, respectively, would affect the effective tax rate if recognized.
All tax returns audited by the IRS are officially closed through 2021.
The tax years subject to examination by the
IRS include years 2022 and forward.
In addition, limited positions reported in the 2017 tax year are subject to IRS
examination.
During the three months ended June 27, 2026 and June 28, 2025, the amount of tax interest income included as a
component of the provision for taxes was $
2
million and $
0
million, respectively.
During the six months ended
June 27, 2026 and June 28, 2025, the amount of tax interest income/(expense)
included as a component of the
provision for taxes was $
2
million and $
(1)
million, respectively.
The total amount of accrued interest is included
in other liabilities within our condensed consolidated balance sheets, and was $
20
million as of June 27, 2026 and
$
22
million as of December 27, 2025.
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
During the quarter ended March 28, 2026 and the six months ended June
27, 2026, in connection with the 2024
Plan, we recorded a loss of $
2
million related to the disposal of businesses in the Global Specialty
Products
segment.
This amount is included in the $
41
million of restructuring and related charges discussed above.
Restructuring and related costs recorded for the three and six months ended
June 27, 2026 and June 28, 2025 in
connection with the 2024
Plan consisted of the following:
Three Months Ended June 27, 2026
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
Severance and employee-related costs $
12
$
6
$
3
$
6
$
27
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
-
1
-
-
1
Exit and other related costs
1
-
-
-
1
Restructuring and related costs $
13
$
7
$
3
$
6
$
29
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
Restructuring and related costs $
14
$
7
$
-
$
2
$
23
Six Months Ended June 27, 2026
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
Severance and employee-related costs $
16
$
7
$
5
$
6
$
34
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
-
2
-
-
2
Exit and other related costs
2
1
-
-
3
Loss on disposal of a business
-
2
-
-
2
Restructuring and related costs $
18
$
12
$
5
$
6
$
41
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
Restructuring and related costs $
26
$
12
$
2
$

$
48

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
26
The following table summarizes the activity related to the liabilities associated with our restructuring initiatives
for
the six months ended June 27, 2026.
The remaining accrued balance of restructuring and related costs as of June
27, 2026, which primarily relates to severance and employee-related costs, is included in accrued expenses: other
within our condensed consolidated balance sheets.
Liabilities related to exited leased facilities are recorded within our current and non-current operating lease liabilities within our condensed consolidated balance sheets.
Total
Balance, December 27, 2025
$
49
Restructuring and related costs
41
Non-cash impairment, accelerated depreciation and amortization
(2)
Non-cash impairment related to disposal of a business
(2)
Cash payments and other adjustments
(43)
Balance, June 27, 2026
$
43
Note 10 – Legal Proceedings
From time to time, Henry Schein, Inc. may become a party to
legal proceedings, including, without limitation,
product liability claims, employment matters, commercial disputes, governmental inquiries and investigations
(which may in some cases involve our entering into settlement arrangements or consent decrees), and other matters
arising out of the ordinary course of our business.
While the results of any legal proceeding cannot be predicted with certainty, in our opinion none of these pending matters are currently anticipated to have a material adverse effect on our consolidated financial position, liquidity or results of operations.
As of June 27, 2026, we had accrued our best estimate of potential losses relating to claims that were probable to
result in liability and for which we were able to reasonably estimate a loss.
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
(succeeded by the Henry Schein
Leadership Team
in July 2026)
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
Our condensed consolidated statements of income reflect pre-tax share-based compensation expense of $
13
million
and $
16
million for the three and six months ended June 27, 2026, respectively.
For the three and six months ended
June 28, 2025, we recorded pre-tax share-based compensation expense of
$
11
million and $
16
million, respectively.
Total unrecognized compensation cost related to unvested awards as of June 27, 2026 was $
113
million, which is
expected to be recognized over a weighted-average period of approximately
2.7
years.
Our condensed consolidated statements of cash flows present our stock-based compensation expense as a
reconciling adjustment between net income and net cash provided by operating activities for all periods presented.
There were no cash benefits associated with tax deductions in excess of recognized compensation for the six
months ended June 27, 2026 and June 28, 2025.

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
The grant date fair value for stock options granted during the six months ended June 27, 2026 was $
28.23
per share.
The following table summarizes the stock option activity for the six months ended June 27, 2026:
Stock Options
Weighted Average Aggregate
Weighted Average
Remaining Contractual
Intrinsic
Shares Exercise Price Life (in years)
Value
Outstanding at beginning of period
922,715
$
72.26
Granted
177,116
77.60
Exercised
(31,086)
64.94
Forfeited
(7,121)
84.38
Outstanding at end of period
1,061,624
$
73.28
5.9
$
13
Options exercisable at end of period
884,508
$
72.42
The following tables summarize the activity of our unvested RSUs and PSUs for the six months ended June 27,
2026:
RSUs (Time-Based) PSUs (Performance-Based)
Weighted Average
Weighted Average
Grant Date Fair Grant Date Fair
Shares/Units Value Per Share Shares/Units Value Per Share
Outstanding at beginning of period
1,606,542
$
75.69
387,960
$
75.89
Granted
657,664
77.84
229,001
74.30
Performance adjustment n/a n/a
375,566
74.87
Vested
(412,836)
78.56
(82,102)
81.45
Forfeited
(99,380)
76.01
(319,225)
76.48
Outstanding at end of period
1,751,990
$
75.79
591,200
$
74.83
The fair value of vested RSUs and PSUs was $
32
million and $
7
million, respectively, for the six months ended
June 27, 2026; and $
35
million and $
1
million, respectively, for the six months ended June 28, 2025.

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
The components of the change in the redeemable noncontrolling interests for the six months ended June 27, 2026 and June 28, 2025 are presented in the following table:
June 27, June 28,
2026 2025
Balance, beginning of period
$
895
$
806
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(42)
(76)
Increase in redeemable noncontrolling interests due to business acquisitions
29
25
Net loss attributable to redeemable noncontrolling interests
-
(1)
Distributions declared
(14)
(10)
Effect of foreign currency translation gain attributable to redeemable noncontrolling interests
4
29
Change in fair value of redeemable securities
34
38
Balance, end of period
$
906
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
June 27, December 27,
2026 2025
Attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment
$
(22)
$
(26)
Attributable to noncontrolling interests:
Foreign currency translation adjustment
$
1
$
1
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(163)
$
(196)
Unrealized loss from hedging activities
(15)
(24)
Pension adjustment loss
(6)
(6)
Accumulated other comprehensive loss
$
(184)
$
(226)
Total Accumulated
other comprehensive loss
$
(205)
$
(251)
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:
Three Months Ended Six Months Ended
June 27, June 28, June 27, June 28,
2026 2025 2026 2025
Net income $
102
$
94
$
214
$
207
Foreign currency translation gain
5
133
37
209
Tax effect
-
-
-
-
Foreign currency translation gain
5
133
37
209
Unrealized gain (loss) from hedging activities
1
(29)
12
(35)
Tax effect
-
8
(3)
9
Unrealized gain (loss) from hedging activities
1
(21)
9
(26)
Pension adjustment gain
-
-
-
1
Tax effect
-
-
-
(1)
Pension adjustment gain
-
-
-
-
Comprehensive income
$
108
$
206
$
260
$
390
Our financial statements are denominated in U.S. Dollars.
Fluctuations in the value of foreign currencies as
compared to the U.S. Dollar may have a significant impact on our comprehensive income.
The foreign currency
translation gain during the six months ended June 27, 2026 and six months ended June 28, 2025 was primarily due
to changes in foreign currency exchange rates of the Brazilian Real, Euro, British
Pound, Israel Shekel, Canadian
Dollar, Singapore Dollar, and Swiss Franc.
The hedging gain (loss) during the three and six months ended June 27, 2026 and June 28, 2025 was attributable to
a net investment hedge.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
32
The following table summarizes our total comprehensive income, net of applicable taxes as follows:
Three Months Ended Six Months Ended
June 27, June 28, June 27, June 28,
2026 2025 2026 2025
Comprehensive income attributable to
Henry Schein, Inc.
$
99
$
176
$
243
$
348
Comprehensive income attributable to
noncontrolling interests
7
8
13
14
Comprehensive income attributable to
Redeemable noncontrolling interests
2
22
4
28
Comprehensive income
$
108
$
206
$
260
$
390
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
Three Months Ended Six Months Ended
June 27, June 28, June 27, June 28,
2026 2025 2026 2025
Basic
113,451,329
121,927,867
114,194,349
122,852,702
Effect of dilutive securities:
Stock options and restricted stock units
939,037
709,081
1,044,157
886,679
Diluted
114,390,366
122,636,948
115,238,506
123,739,381
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:
Three Months Ended Six Months Ended
June 27, June 28, June 27, June 28,
2026 2025 2026 2025
Stock options
543,468
397,490
479,680
399,768
Restricted stock units
2,214
784,602
21,107
489,854
Total anti-dilutive
securities excluded from earnings per
share computation
545,682
1,182,092
500,787
889,622
Note 15 – Supplemental Cash Flow Information
Cash paid for interest and income taxes was:
Six Months Ended
June 27, June 28,
2026 2025
Cash paid for interest $
82
$
75
Cash paid for income taxes, net of refunds
61
102
For the six months ended June 27, 2026 and June 28, 2025, we had $
12
million and $
(35)
million of non-cash net
unrealized gains (losses) related to hedging activities, respectively.

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
31
million annually for the use of their
intellectual property.
During the three and six months ended June 27, 2026, we recorded
$
8
million and $
16
million, respectively, within selling, general and administrative in our condensed consolidated statements of income, in connection with costs related to this royalty agreement.
During the three and six months ended June 28,
2025, we recorded $
8
million and $
16
million, respectively, within selling, general and administrative in our condensed consolidated statements of income, in connection with costs related to this royalty agreement.
As of
June 27, 2026 and December 27, 2025, Henry Schein One, LLC had a
net payable balance to Internet Brands of $
1
million and $
9
million, respectively, comprised of amounts related to results of operations and the royalty agreement.
The components of this payable are recorded within accrued expenses:
other within our condensed
consolidated balance sheets.
We have interests in entities that we account for under the equity accounting method.
In our normal course of
business, during the three and six months ended June 27, 2026, we recorded net sales of $
6
million and $
14
million,
respectively, to such entities.
During the three and six months ended June 28, 2025, we recorded net sales of $
15
million and $
28
million, respectively, to such entities.
During the three and six months ended June 27, 2026, we
purchased $
2
million and $
4
million, respectively, from such entities.
During the three and six months ended June
28, 2025, we purchased $
3
million and $
5
million, respectively, from such entities.
At June 27, 2026 and
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
a
year to
approximately
11 years
.
As of June 27, 2026, current and non-current liabilities associated with related party
operating leases were $
5
million and $
19
million, respectively.
At June 27, 2026, related party leases represented
7.0
% and
7.0
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
On December 7, 2025,
pursuant to the Agreement, KKR notified the Company of its election to exercise the Extension Election (as defined
in the Agreement) whereby the Company’s Board of Directors has accordingly renominated the KKR Designees for a term expiring at the Company’s 2027 annual meeting of stockholders.

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
Factors that
could cause or contribute to such differences include, but are not limited to, those discussed in the documents we
file with the Securities and Exchange Commission (SEC), including our Annual
Report on Form 10-K, and will be
contained in subsequent periodic filings we make with the SEC.
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
Chairman and Chief Executive Officer
On January 12, 2026, we announced the appointment of Frederick
M. Lowery as CEO, effective March 2, 2026.
In
connection with his appointment, Mr. Lowery joined our Board of Directors.
Mr. Lowery succeeded Stanley M.
Bergman, who served as CEO through March 1, 2026 (at which time Mr. Bergman retired as CEO).
Mr. Bergman
retired as Chairman of the Board as of the end of the 2026 annual meeting of stockholders, and the Board approved
the appointment of Mr. Bergman as Chairman Emeritus effective upon his retirement as Chairman.
The Board
appointed William K. “Dan” Daniel as Chairman following the Company’s 2026 annual meeting of stockholders.
Tariffs and Related Economic Conditions
The U.S. has adopted new and increased tariffs on imports from countries, and the scope, applicability and legal
basis for these tariffs continue to evolve through legislative and executive actions, exemptions and ongoing judicial
challenges.
Although the U.S. Supreme Court invalidated certain tariffs imposed under the International
Emergency Economic Powers Act (IEEPA), the U.S. government has subsequently implemented additional tariff measures under other statutory authorities, and further changes to U.S. trade policy remain possible.
Some
countries have imposed, or may impose, retaliatory tariffs or other restrictions on imports from the U.S.
These
developments, and anticipated future developments, have created a volatile environment for global trade, and new
trade policies with individual countries.
It is unclear whether, or the extent to which, the current tariffs on trade with numerous countries will remain in place, or change, the exceptions that may apply, and their timing.
The tariffs did not have an adverse material impact on our results of operations during fiscal year 2025 and the six
months ended June 27, 2026, although sales of U.S. dental equipment were temporarily impacted by market
uncertainty related to tariffs in the second half of the quarter ended June 28, 2025.
During the three and six months ended June 27, 2026 we received an immaterial amount of refunds of certain tariffs
previously paid in the United States.
We received additional refunds after June 27, 2026, and we expect to recognize the net impact of these refunds in our financial statements during the quarter ending September 26, 2026.

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
We believe that the trend towards cost containment has
the potential to favorably affect demand for technology solutions, including software and
Artificial Intelligence
solutions, which can enhance the efficiency and facilitation of practice management.

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
As the health care industry continues to change, we intend to continue to seek opportunities to expand our role as a
provider of products and services to the health care industry.
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
According to the U.S. Census Bureau’s International Database, in 2026 there are over seven million Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care services.
By
the year 2050, that number is projected to increase to over 17 million.
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
Health care spending is projected to reach
approximately $9.0 trillion by 2034, or 20.6% of the nation’s projected gross domestic product.
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

Results of Operations
The following tables summarize the significant components of our operating results for the three and six months
ended June 27, 2026 and June 28, 2025 and cash flows for the six months ended June 27, 2026 and June 28, 2025
(in millions):
Three Months Ended Six Months Ended
June 27, June 28, June 27, June 28,
2026 2025 2026 2025
Operating results:
Net sales
$ 3,458 $ 3,240 $ 6,826 $ 6,408
Cost of sales
2,357 2,224 4,655 4,392
Gross profit
1,101 1,016 2,171 2,016
Operating expenses:
Selling, general and administrative
831 778 1,640 1,516
Depreciation and amortization 70 64 137 126
Restructuring and related costs 29 23 41 48
Operating income $ 171 $ 151 $ 353 $ 326
Other expense, net
$ (34) $ (30) $ (66) $ (60)
Income taxes (34) (31) (72) (66)
Net income 102 94 214 207
Net income attributable to Henry Schein, Inc. 94 86 201 196
Six Months Ended
June 27, June 28,
2026 2025
Cash flows:
Net cash provided by operating activities $ 145 $ 157
Net cash used in investing activities (128) (197)
Net cash provided by (used in) financing activities (48) 145
Plan of Restructuring and Related Costs
On August 6, 2024, we committed to a restructuring plan (the “2024
Plan”) to integrate our acquisitions, right-size
operations and further increase efficiencies.
We currently expect this plan to be completed by the end of 2027.
During the three months ended June 27, 2026 and June 28, 2025, we recorded restructuring and related charges
associated with the 2024 Plan of $29 million and $23 million, respectively.
During the six months ended June 27,
2026 and June 28, 2025, we recorded restructuring charges associated with the 2024
Plan of $41 million and $48
million, respectively.
The restructuring and related costs for these periods primarily related to severance and
employee-related costs, costs to exit facilities and other exit costs.
We expect to record restructuring and related
charges associated with the 2024 Plan through the end of 2027; however, an estimate of the amount of these
charges for 2026
through 2027 has not yet been determined.
During the quarter ended March 28, 2026 and six months ended June 27, 2026, in connection with the 2024 Plan,
we recorded a loss of $2 million related to the disposal of businesses in the Global Specialty Products
segment.
This amount is included in the $41 million of restructuring and related charges discussed above.

Three Months Ended June 27, 2026 Compared to Three Months Ended June 28, 2025
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
June 27, % of June 28, % of Increase
2026 Total 2025 Total $ %
Global Distribution and Value
-Added Services
Global Dental Merchandise (1) $ 1,337 38.6% $ 1,218 37.6% $ 119 9.7%
Global Dental Equipment (2) 456 13.2 439 13.5 17 3.8
Global Value
-Added Services
(3) 61 1.8 58 1.8 3 5.1
Global Dental 1,854 53.6 1,715 52.9 139 8.1
Global Medical (4) 1,057 30.6 1,016 31.4 41 4.0
Total Global Distribution and Value
-Added Services
2,911 84.2 2,731 84.3 180 6.6
Global Specialty Products (5) 419 12.1 386 11.9 33 8.7
Global Technology (6) 181 5.2 167 5.2 14 8.2
Eliminations (53) (1.5) (44) (1.4) (9) n/a
Total
$ 3,458 100.0% $ 3,240 100.0% $ 218 6.7
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
The components of our sales growth were as follows:
Constant Currency
Growth/(Decline)
Total Constant
Currency Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Internal
Growth
Acquisition
Growth/
(Decline)
Global Distribution and Value
-Added Services
Global Dental Merchandise
5.9% 1.4% 7.3% 2.4% 9.7%
Global Dental Equipment
2.2 - 2.2 1.6 3.8
Global Value
-Added Services
3.7 0.7 4.4 0.7 5.1
Global Dental 4.9 1.0 5.9 2.2 8.1
Global Medical
3.9 - 3.9 0.1 4.0
Total Global Distribution and Value
-Added Services
4.5 0.6 5.1 1.5 6.6
Global Specialty Products
3.2 3.4 6.6 2.1 8.7
Global Technology
9.1 (1.3) 7.8 0.4 8.2
Total 4.6 0.7 5.3 1.4 6.7

Global Sales
Global net sales for the three months ended June 27, 2026 increased 6.7%, attributable to internal growth of 4.6%,
acquisition growth of 0.7%, and an increase in foreign exchange of 1.4%.
The components of our sales increase are
presented in the table above.
Global Distribution and Value-Added Services Sales
Global Distribution and Value-Added Services net sales for the three months ended June 27, 2026 increased 6.6%.
The components of our sales increase are presented in the table above.
The 4.9% increase in internally generated local currency dental sales was primarily due to merchandise sales
growth in U.S. and international markets, growth in digital dental equipment in the U.S. and traditional and digital
equipment in international markets.
The 3.9% increase in internally generated local currency medical sales was attributable to growth of our
government and Home Solutions businesses, partially offset by lower point of care diagnostic test products related
to respiratory illness.
Global Specialty Products Sales
Global Specialty Products net sales for the three months ended June 27, 2026 increased 8.7%.
The components of
our sales increase are presented in the table above.
The 3.2% increase in internally generated local currency sales was attributable to growth in our implant and
biomaterial businesses.
Global Technology Sales
Global Technology net sales for the three months ended June 27, 2026 increased 8.2%.
The components of sales
growth are presented in the table above.
The internally generated local currency increase of 9.1% in Global Technology sales was primarily attributable to the increased rate of customer adoption of our core practice management solutions, particularly our cloud-based
platforms.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
June 27, Gross June 28, Gross Increase / (Decrease)
2026 Margin % 2025 Margin % $ %
Global Distribution and Value
-Added Services
$ 744 25.6% $ 688 25.2% $ 56 8.0%
Global Specialty Products 233 55.7 211 54.9 22 10.4
Global Technology 126 69.7 114 67.9 12 11.0
Corporate (2) n/a 3 n/a (5) n/a
Total
$ 1,101 31.8 $ 1,016 31.4 $ 85 8.3
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
The increase in Global Distribution and Value-Added Services gross profit for the three months ended June 27,
2026 compared to the prior-year-period is due primarily to increased internally generated sales volume as described
above.
The increase in gross margin rates was attributable primarily to favorable business mix and early benefits
from our value creation initiatives.
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
% of % of
June 27, Respective June 28, Respective Increase
2026 Sales 2025 Sales $ %
Global Distribution and Value
-Added Services
$ 563 19.3% $ 529 19.4% $ 34 6.3%
Global Specialty Products 171 40.8 159 41.4 12 7.2
Global Technology 77 42.8 69 41.0 8 12.7
Corporate 40 n/a 34 n/a 6 n/a
851 24.6 791 24.4 60 7.7
Adjustments (1) 79 n/a 74 n/a 5 n/a
Total operating expenses $ 930 26.9 $ 865 26.7 $ 65 7.5
(1)
Adjustments represent items excluded from segment operating income to enable comparison of financial results between periods.
These
items may vary independently of business performance.
June 27, June 28,
2026 2025
Adjustments:
Restructuring and related costs $ 29 $ 23
Acquisition intangible amortization 46 44
Change in contingent consideration (2) -
Litigation settlements - 1
Costs associated with shareholder advisory matters and select implementation related value creation consulting costs 6 6
Total adjustments $ 79 $ 74

The net increase in operating expenses was
attributable to the following:
Operating Costs
(excluding
acquisitions) Acquisitions Adjustments Total
Global Distribution and Value
-Added Services
$ 29 $ 5 $ - $ 34
Global Specialty Products 3 9 - 12
Global Technology 8 - - 8
Corporate 6 - - 6
46 14 - 60
Adjustments - - 5 5
Total operating expenses $ 46 $ 14 $ 5 $ 65
The components of the net increase in total operating expenses are presented in the table above.
The increase in
operating costs (excluding acquisitions) during the three months ended
June 27, 2026 was primarily attributable to
costs associated with our sales growth and the unfavorable impact of foreign exchange rates.
Other Expense, Net
Other expense, net was as follows:
June 27, June 28, Variance
2026 2025 $ %
Interest income
$ 8 $ 9 $ (1) (14.3) %
Interest expense
(43) (38) (5) (10.5)
Other, net
1 (1) 2 (148.5)
Other expense, net
$ (34) $ (30) $ (4) (8.9)
Interest expense increased primarily due to increased borrowings.
Income Taxes
Our effective tax rate was 24.8% for the three months ended June 27, 2026, compared to 24.4% for the prior year
period.
The difference between our effective and federal statutory tax rates primarily relates to state and foreign
income taxes and interest expense.

Six Months Ended June 27, 2026 Compared to Six Months Ended June 28, 2025
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
June 27, % of June 28, % of Increase
2026 Total 2025 Total $ %
Global Distribution and Value
-Added Services
Global Dental Merchandise (1) $ 2,629 38.5% $ 2,403 37.5% $ 226 9.4%
Global Dental Equipment (2) 873 12.8 823 12.9 50 6.0
Global Value
-Added Services
(3) 118 1.7 110 1.7 8 7.7
Global Dental 3,620 53.0 3,336 52.1 284 8.5
Global Medical (4) 2,130 31.2 2,071 32.3 59 2.8
Total Global Distribution and Value
-Added Services
5,750 84.2 5,407 84.4 343 6.3
Global Specialty Products (5) 816 12.0 753 11.8 63 8.4
Global Technology (6) 354 5.2 329 5.1 25 7.6
Eliminations (94) (1.4) (81) (1.3) (13) n/a
Total $ 6,826 100.0% $ 6,408 100.0% $ 418 6.5
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
The components of our sales growth/(decline) were as follows:
Constant Currency
Growth/(Decline)
Total Constant
Currency Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Internal
Growth
Acquisition
Growth/
(Decline)
Global Distribution and Value
-Added Services
Global Dental Merchandise
4.5% 1.3% 5.8% 3.6% 9.4%
Global Dental Equipment
2.8 - 2.8 3.2 6.0
Global Value
-Added Services
5.6 1.0 6.6 1.1 7.7
Global Dental 4.1 1.0 5.1 3.4 8.5
Global Medical
2.6 - 2.6 0.2 2.8
Total Global Distribution and Value
-Added Services
3.5 0.6 4.1 2.2 6.3
Global Specialty Products
2.2 2.8 5.0 3.4 8.4
Global Technology
8.0 (1.3) 6.7 0.9 7.6
Total 3.6 0.7 4.3 2.2 6.5

Global Sales
Global net sales for the six months ended June 27, 2026 increased 6.5%, attributable to internal growth of 3.6%,
acquisition growth of 0.7%, and an increase in foreign exchange of 2.2%.
The components of our sales increase are
presented in the table above.
Global Distribution and Value-Added Services Sales
Global Distribution and Value-Added Services net sales for the six months ended June 27, 2026 increased 6.3%.
The components of our sales increase are presented in the table above.
The 4.1% increase in internally generated local currency dental sales was primarily due to merchandise sales
growth in U.S. and international markets, growth in traditional dental equipment in the U.S. and international
markets, and value-added services sales attributable to increased sales in our practice transitions business.
The 2.6% increase in internally generated local currency medical sales was attributable to growth of our Home
Solutions business and dialysis products, partially offset by lower point of care diagnostic test products related to
respiratory illness.
Global Specialty Products Sales
Global Specialty Products net sales for the six months ended June 27, 2026 increased 8.4%.
The components of
our sales increase are presented in the table above.
The 2.2% increase in internally generated local currency sales was attributable to growth in our value implant and
biomaterial businesses.
Global Technology Sales
Global Technology net sales for the six months ended June 27, 2026 increased 7.6%.
The components of sales
growth are presented in the table above.
The internally generated local currency increase of 8.0% in Global Technology sales was primarily attributable to the increased rate of customer adoption of our core practice management solutions, particularly our cloud-based
platforms.

Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
June 27, Gross June 28, Gross Increase / (Decrease)
2026 Margin % 2025 Margin % $ %
Global Distribution and Value
-Added Services
$ 1,476 25.7% $ 1,369 25.3% $ 107 7.8%
Global Specialty Products 453 55.5 417 55.4 36 8.6
Global Technology 245 69.2 224 67.9 21 9.6
Corporate (3) n/a 6 n/a (9) n/a
Total
$ 2,171 31.8 $ 2,016 31.5 $ 155 7.7
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
The increase in Global Distribution and Value-Added Services gross profit for the six months ended June 27, 2026 compared to the prior-year-period is due primarily to increased internally generated sales volume as described above.
The increase in gross margin rates was attributable primarily to favorable business mix.
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
% of % of
June 27, Respective June 28, Respective Increase
2026 Sales 2025 Sales $ %
Global Distribution and Value
-Added Services
$ 1,112 19.3% $ 1,043 19.3% $ 69 6.6%
Global Specialty Products 333 40.8 309 41.1 24 7.7
Global Technology 150 42.3 137 41.5 13 9.6
Corporate 73 n/a 72 n/a 1 n/a
1,668 24.4 1,561 24.4 107 6.9
Adjustments (1) 150 n/a 129 n/a 21 n/a
Total operating expenses $ 1,818 26.6 $ 1,690 26.4 $ 128 7.6
(1)
Adjustments represent items excluded from segment operating income to enable comparison of financial results between periods.
These
items may vary independently of business performance.

June 27, June 28,
2026 2025
Adjustments:
Restructuring and related costs $ 41 $ 48
Acquisition intangible amortization 91 87
Cyber incident-insurance proceeds, net of third-party advisory expenses - (20)
Change in contingent consideration (1) (2)
Litigation settlements - 1
Impairment of intangible assets - 1
Costs associated with shareholder advisory matters and select implementation related value creation consulting costs 19 14
Total adjustments $ 150 $ 129
The net increase in operating expenses was
attributable to the following:
Operating Costs
(excluding
acquisitions) Acquisitions Adjustments Total
Global Distribution and Value
-Added Services
$ 59 $ 10 $ - $ 69
Global Specialty Products 9 15 - 24
Global Technology 13 - - 13
Corporate 1 - - 1
82 25 - 107
Adjustments - - 21 21
Total operating expenses $ 82 $ 25 $ 21 $ 128
The components of the net increase in total operating expenses are presented in the table above.
The increase in
operating costs (excluding acquisitions) during the six months ended
June 27, 2026 was primarily attributable to
costs associated with our sales growth and the unfavorable impact of foreign exchange rates.
During the six months
ended June 27, 2026, our operating costs were favorably impacted by the remeasurement to the fair value of a
previously held equity investment of $11 million within our Global Specialty Products segment.
Other Expense, Net
Other expense, net was as follows:
June 27, June 28, Variance
2026 2025 $ %
Interest income
$ 15 $ 15 $ - 0.4%
Interest expense
(82) (73) (9) (11.5)
Other, net
1 (2) 3 (118.9)
Other expense, net
$ (66) $ (60) $ (6) (8.5)
Interest expense increased primarily due to increased borrowings.
Income Taxes
Our effective tax rate was 25.2% for the six months ended June 27, 2026, compared to 24.7%
for the prior year
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
Net cash provided by operating activities was $145 million for the six months ended June 27, 2026, compared to
net cash provided by operating activities of $157 million for the prior year.
The net change of $12 million was
primarily attributable to changes in working capital accounts (primarily accounts receivable, inventory, and
accounts payable and accrued expenses), partially offset by an increase in operating income.
Net cash used in investing activities was $128 million for the six months ended June 27, 2026, compared to net
cash used in investing activities of $197 million for the prior year.
The net change of $69 million was primarily
attributable to lower acquisition activity.
Net cash used in financing activities was $48 million for the six months ended June 27, 2026, compared to net cash
provided by financing activities of $145 million for the prior year period.
In May 2025, funds affiliated with KKR
invested $250 million in Henry Schein through the purchase of 3,285,152 shares of common stock.
Shortly
thereafter, we initiated a $250 million accelerated share repurchase program to offset the resulting dilution.
As a
result, during the six months ended June 27, 2026 we had lower proceeds from the issuance of common stock and
lower share repurchases compared to the prior year period.
Other factors contributing to the net change of $193
million in financing activities primarily include lower net borrowings as well as lower payments for acquisitions of
noncontrolling interests and contingent consideration.

The following table summarizes selected measures of liquidity and capital resources:
June 27, December 27,
2026 2025
Cash and cash equivalents
$ 157 $ 156
Working
capital
(1)
1,112 1,236
Debt:
Bank credit lines
$ 1,024 $ 764
Current maturities of long-term debt
138 33
Long-term debt
2,300 2,310
Total debt
$ 3,462 $ 3,107
Leases:
Current operating lease liabilities $ 76 $ 78
Non-current operating lease liabilities 275 251
(1)
Includes $526 million and $491 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at June 27, 2026 and December 27, 2025, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations increased to 45.7 days as of June 27, 2026 from
44.7 days as of June 28, 2025.
During the six months ended June 27, 2026, we wrote off approximately $7 million
of fully reserved accounts receivable against our trade receivable reserve.
Our inventory turns from operations
decreased to 4.6 as of June 27, 2026 from 4.7 as of June 28, 2025.
Our working capital accounts may be impacted
by current and future economic conditions.
Leases
We
have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles
and certain equipment.
Our leases have remaining terms of less than one year to approximately
22 years, some of
which may include options to extend the leases for up to 10 years.
As of June 27, 2026, our right-of-use assets
related to operating leases were $322 million and our current and non-current operating lease liabilities were $76
million and $275 million, respectively.
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
shares of our common stock.
From March 3, 2003 through June 27, 2026, we repurchased $6.3 billion, or 112,094,874 shares,
under our
common stock repurchase programs, with $455 million available as of June 27, 2026 for future share repurchases.

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
As of June 27, 2026 and December 27, 2025, our balance
for
redeemable noncontrolling interests was $906 million and $895 million,
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
Based
on this evaluation, our management, including our principal executive officer and principal financial officer,
concluded that our disclosure controls and procedures were effective as of June 27, 2026, to ensure that all material
information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated
and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such
information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules
and forms, and the rules of the Nasdaq stock exchange.
Changes in Internal Control over Financial Reporting
The combination of continued acquisition integrations and systems implementation activity undertaken during the
quarter ended June 27, 2026, and carried over from prior quarters, when considered in the aggregate, represents a
material change in our internal control over financial reporting.
During the quarter ended June 27, 2026, post-acquisition integration related activities continued for businesses
acquired during prior quarters within our Global Specialty Products segment.
These acquisitions, the majority of
which utilize separate information and financial accounting systems, have been included in our condensed
consolidated financial statements since their respective dates of acquisition.
Also, during the quarter ended June 27, 2026,
we continued systems implementation activities for the phased roll-
out of a new e-commerce system for our Global Distribution and Value-Added Services segment in the U.S. and
Europe.
Finally, we concluded systems implementation activities for upgrading the ERP business system for our
Global Distribution and Value-Added Services segment in Australia and New Zealand.
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
share repurchase program.
As of June 27, 2026, we had repurchased approximately $6.3 billion of common stock (112,094,874)
shares under
these initiatives,
with $455 million available for future share repurchases.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended June 27, 2026:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
3/29/2026 through 4/25/2026 490,272
$
76.11 490,272 7,965,055
4/26/2026 through 5/30/2026 696,506 73.61 696,506 7,395,432
5/31/2026 through 6/27/2026 1,421,482 78.40 1,421,482 5,354,904
2,608,260 2,608,260
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
31.2
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
99.1
Amended and Restated Executive Severance Plan, effective as of July 30,
2026.**+
99.2
Amended and Restated Henry Schein, Inc. Executive Change in Control Plan,
effective as of July 30, 2026 (Andrea Albertini, Frederick M. Lowery, and
Ronald N. South).**+
99.3
Henry Schein, Inc. Incentive Plan and Plan Summary, effective as of July 30,
2026.**+
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended June 27, 2026,
formatted in Inline XBRL (included within
Exhibit 101 attachments).+
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
Dated: August 4, 2026