Form 10-Q
period 2026-09-26
HENRY SCHEIN INC
filed 2026-11-03
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒
QUARTERLY
REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly
period ended
September 26, 2026
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
Yes
☐
No
☒
As of October 26, 2026,
there were
110,538,542
shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
PART I. FINANCIAL INFORMATION
Page
ITEM 1.
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
as of September 26, 2026 and December 27, 2025
3
Condensed Consolidated Statements of Income
for the three and nine months ended
September 26, 2026 and September 27, 2025
4
Condensed Consolidated Statements of Comprehensive Income
for the
three and nine months ended September 26, 2026 and September 27, 2025
5
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the three months ended September 26, 2026 and September 27, 2025
6
Condensed Consolidated Statement of Changes in Stockholders' Equity
for the nine months ended
September 26, 2026 and September 27, 2025
7
Condensed Consolidated Statements of Cash Flows
for the nine months ended
September 26, 2026 and September 27, 2025
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
35
ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk
52
ITEM 4.
Controls and Procedures
53
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings
54
ITEM 1A.
Risk Factors
54
ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds
54
ITEM 5.
Other Information
55
ITEM 6.
Exhibits
55
Signature
56

See accompanying notes.

PART
I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
September 26, December 27,
2026 2025
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents
$
184
$
156
Accounts receivable, net of allowance for credit losses of $
103
and $
90
(1)
1,875
1,651
Inventories, net
2,050
2,002
Prepaid expenses and other
667
655
Total current assets
4,776
4,464
Property and equipment, net
619
621
Operating lease right-of-use assets
336
301
Goodwill
4,270
4,213
Other intangibles, net
921
1,018
Investments and other
588
598
Total assets
$
11,510
$
11,215
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable
$
1,203
$
1,154
Bank credit lines
1,000
764
Current maturities of long-term debt
142
33
Operating lease liabilities
79
78
Accrued expenses:
Payroll and related
325
340
Taxes
191
179
Other
658
680
Total current liabilities
3,598
3,228
Long-term debt (1)
2,382
2,310
Deferred income taxes
152
146
Operating lease liabilities
288
251
Other liabilities
359
486
Total liabilities
6,779
6,421
Redeemable noncontrolling interests
914
895
Commitments and contingencies
(nil) (nil)
Stockholders' equity:
Preferred stock, $
0.01
par value,
1,000,000
shares authorized,
none
outstanding
-
-
Common stock, $
0.01
par value,
480,000,000
shares authorized,
110,538,632
issued and outstanding on September 26, 2026 and
115,771,149
issued and outstanding on December 27, 2025
1
1
Additional paid-in capital
140
177
Retained earnings
3,205
3,293
Accumulated other comprehensive loss
(187)
(226)
Total Henry Schein, Inc. stockholders' equity
3,159
3,245
Noncontrolling interests
658
654
Total stockholders' equity
3,817
3,899
Total liabilities, redeemable noncontrolling
interests and stockholders' equity
$
11,510
$
11,215
(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”).
At September 26, 2026 and
December 27, 2025, amounts include trade accounts receivable of $
606
million and $
491
million, respectively, and long-term debt
of $
525
million and $
390
million, respectively.
See
Note 1 – Basis of Presentation
for further information.

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF INCOME
(in millions,
except share and per share data)
(unaudited)
Three Months Ended Nine Months Ended
September 26, September 27, September 26, September 27,
2026 2025 2026 2025
Net sales
$
3,471
$
3,339
$
10,297
$
9,747
Cost of sales
2,366
2,313
7,021
6,705
Gross profit
1,105
1,026
3,276
3,042
Operating expenses:
Selling, general and administrative
819
760
2,459
2,276
Depreciation and amortization
71
68
208
194
Restructuring and related costs
22
34
63
82
Operating income
193
164
546
490
Other income (expense):
Interest income
9
9
24
24
Interest expense
(42)
(38)
(124)
(111)
Other, net
-
(1)
1
(3)
Income before taxes, equity in earnings of affiliates and
noncontrolling interests
160
134
447
400
Income taxes
(37)
(28)
(109)
(94)
Equity in earnings of affiliates, net of tax
3
3
2
10
Net income
126
109
340
316
Less: Net income attributable to noncontrolling interests
(7)
(8)
(20)
(19)
Net income attributable to Henry Schein, Inc.
$
119
$
101
$
320
$
297
Earnings per share attributable to Henry Schein, Inc.:
Basic
$
1.07
$
0.84
$
2.83
$
2.44
Diluted
$
1.06
$
0.84
$
2.80
$
2.42
Weighted-average common
shares outstanding:
Basic
111,272,868
120,199,552
113,220,442
121,965,991
Diluted
112,538,936
121,036,247
114,338,114
122,840,062

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(in millions)
(unaudited)
Three Months Ended Nine Months Ended
September 26, September 27, September 26, September 27,
2026 2025 2026 2025
Net income $
126
$
109
$
340
$
316
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)
(3)
(1)
34
208
Unrealized gain (loss) from hedging activities
-
4
9
(22)
Other comprehensive income (loss), net of tax
(3)
3
43
186
Comprehensive income
123
112
383
502
Comprehensive income attributable to noncontrolling interests:
Net income
(7)
(8)
(20)
(19)
Foreign currency translation loss (gain)
-
2
(4)
(29)
Comprehensive income attributable to noncontrolling
interests
(7)
(6)
(24)
(48)
Comprehensive income attributable to Henry Schein, Inc.
$
116
$
106
$
359
$
454

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN
STOCKHOLDERS’ EQUITY
(in millions, except share data)
(unaudited)
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders’
Shares Amount Capital Earnings Income (Loss)
Interests
Equity
Balance, June 27, 2026
111,916,222
$
1
$
140
$
3,200
$
(184)
$
660
$
3,817
Net income (excluding loss of $
2
attributable to Redeemable
noncontrolling interests) - - -
119
-
9
128
Foreign currency translation gain (excluding $
0
attributable to Redeemable noncontrolling interests) - - - -
(3)
-
(3)
Unrealized gain from hedging activities,
net of tax of $
1
- - - - - -
-
Distributions from noncontrolling shareholders - - - - -
(11)
(11)
Change in fair value of redeemable securities - -
(21)
- - -
(21)
Noncontrolling interests and adjustments related to
business acquisitions and contingent consideration - -
23
- - -
23
Repurchase and retirement of common stock
(1,442,218)
-
(12)
(114)
- -
(126)
Stock issued upon exercise of stock options
28,682
-
2
- - -
2
Stock-based compensation expense
71,459
-
10
- - -
10
Shares withheld for payroll taxes
(35,597)
-
(2)
- - -
(2)
Settlement of stock-based compensation awards
84
- - - - -
-
Balance, September 26, 2026
110,538,632
$
1
$
140
$
3,205
$
(187)
$
658
$
3,817
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders’
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
(3,442)
- - - - -
-
Settlement of stock-based compensation awards
64
- - - - -
-
Balance, September 27, 2025
118,567,917
$
1
$
207
$
3,375
$
(222)
$
662
$
4,023

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN
STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders’
Shares Amount Capital Earnings Income (Loss)
Interests
Equity
Balance, December 27, 2025
115,771,149
$
1
$
177
$
3,293
$
(226)
$
654
$
3,899
Net income (excluding loss of $
2
attributable to Redeemable
noncontrolling interests)
- - -
320
-
22
342
Foreign currency translation gain (excluding gain of $
4
attributable to Redeemable noncontrolling interests) - - - -
30
-
30
Unrealized gain from hedging activities, - - - - - - -
net of tax of $
4
- - - -
9
-
9
Net distributions to noncontrolling shareholders - - - - -
(18)
(18)
Change in fair value of redeemable securities
- -
(55)
- - -
(55)
Noncontrolling interests and adjustments related to
business acquisitions and contingent consideration - -
49
- - -
49
Repurchase and retirement of common stock
(5,660,464)
-
(46)
(408)
- -
(454)
Stock issued upon exercise of stock options
54,984
-
4
- - -
4
Stock-based compensation expense
566,204
-
26
- - -
26
Shares withheld for payroll taxes
(190,274)
-
(15)
- - -
(15)
Settlement of stock-based compensation awards
(2,967)
- - - - -
-
Balance, September 26, 2026
110,538,632
$
1
$
140
$
3,205
$
(187)
$
658
$
3,817
Accumulated
Common Stock Additional Other Total
$0.01 Par Value Paid-in Retained Comprehensive Noncontrolling Stockholders’
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
117
- - - - -
-
Transfer of charges in excess of
capital
- - -
114
(114)
- -
-
Balance, September 27, 2025
118,567,917
$
1
$
207
$
3,375
$
(222)
$
662
$
4,023

See accompanying notes.

HENRY SCHEIN, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(in millions)
(unaudited)
Nine Months Ended
September 26, September 27,
2026 2025
Cash flows from operating activities:
Net income
$
340
$
316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
251
229
Impairment charge on intangible assets
-
1
Non-cash restructuring and related charges
4
7
Stock-based compensation expense
26
29
Provision for losses on trade and other accounts receivable
16
9
Benefit from deferred income taxes
(2)
-
Equity in earnings of affiliates
(2)
(10)
Distributions from equity affiliates
6
9
Changes in unrecognized tax benefits
(17)
6
Other
(26)
(44)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable
(238)
(198)
Inventories
(41)
(25)
Other current assets
(21)
(3)
Accounts payable and accrued expenses
10
5
Net cash provided by operating activities
306
331
Cash flows from investing activities:
Purchases of property and equipment
(85)
(96)
Payments related to equity investments and business acquisitions, net of cash acquired
(30)
(112)
Proceeds from loan to affiliate
3
2
Capitalized software costs
(45)
(38)
Other
(16)
(9)
Net cash used in investing activities
(173)
(253)
Cash flows from financing activities:
Net change in bank credit lines
237
257
Proceeds from issuance of long-term debt
239
314
Principal payments for long-term debt
(60)
(28)
Debt issuance costs
(3)
(2)
Proceeds from issuance of stock upon exercise of stock options
4
1
Payments for repurchases and retirement of common stock
(450)
(650)
Issuance of common stock
-
250
Payments for taxes related to shares withheld for employee taxes
(15)
(14)
Distributions to noncontrolling shareholders
(44)
(12)
Payments for contingent consideration
(4)
(19)
Acquisitions of noncontrolling interests in subsidiaries
(42)
(79)
Net cash provided by (used in) financing activities
(138)
18
Effect of exchange rate changes on cash and cash equivalents
33
(82)
Net change in cash and cash equivalents
28
14
Cash and cash equivalents, beginning of period
156
122
Cash and cash equivalents, end of period
$
184
$
136

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
The results of operations for the three and nine months ended September
26, 2026 are not necessarily indicative of
the results to be expected for any other interim period or for the year ending December 26, 2026.
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
At September 26, 2026 and December 27, 2025, certain trade
accounts receivable that can
only be used to settle obligations of this VIE were $
606
million and $
491
million, respectively, and the liabilities of
this VIE where the creditors have recourse to us were $
525
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
September 26, 2026, as compared to the significant accounting policies described in Item 8 of our Annual Report
on Form 10-K for the year ended December 27, 2025.
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
This ASU is effective for interim reporting
periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and
may be applied prospectively or retrospectively.
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
Net Sales:
Global Distribution and Value
-Added Services
Global Dental merchandise $
1,295
$
1,210
$
3,924
$
3,613
Global Dental equipment
449
440
1,322
1,263
Global Value
-added services
62
64
180
174
Global Dental
1,806
1,714
5,426
5,050
Global Medical
1,138
1,126
3,268
3,197
Total Global Distribution
and Value
-Added Services
2,944
2,840
8,694
8,247
Global Specialty Products
391
369
1,207
1,122
Global Technology
181
173
535
502
Eliminations
(45)
(43)
(139)
(124)
Total $
3,471
$
3,339
$
10,297
$
9,747

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
12
Contract Liabilities
The following table presents our contract liabilities:
As of
September 26, December 27, September 27, December 28,
Description 2026 2025 2025 2024
Current contract liabilities $
82
$
81
$
79
$
81
Non-current contract liabilities
9
9
9
8
Total contract
liabilities
$
91
$
90
$
88
$
89
During the nine months ended September 26, 2026, we recognized $
65
million in net sales that had been previously
deferred at December 27, 2025.
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
Gross Sales:
Global Distribution and Value
-Added Services
(1) $
2,944
$
2,840
$
8,694
$
8,247
Global Specialty Products
(2)
391
369
1,207
1,122
Global Technology (3)
181
173
535
502
Total Gross Sales
3,516
3,382
10,436
9,871
Less: Eliminations:
Global Distribution and Value
-Added Services
(4)
(5)
(13)
(13)
Global Specialty Products
(41)
(38)
(126)
(111)
Global Technology
-
-
-
-
Total Eliminations
(45)
(43)
(139)
(124)
Net Sales:
Global Distribution and Value
-Added Services
2,940
2,835
8,681
8,234
Global Specialty Products
350
331
1,081
1,011
Global Technology
181
173
535
502
Total Net Sales
3,471
3,339
10,297
9,747
Segment Cost of Sales: (4)
Global Distribution and Value
-Added Services
2,186
2,138
6,460
6,176
Global Specialty Products
169
165
532
501
Global Technology
56
58
165
163
Segment Operating Expenses: (5)
Global Distribution and Value
-Added Services
537
524
1,649
1,567
Global Specialty Products
166
133
499
442
Global Technology
72
69
222
206
Operating Income:
Global Distribution and Value
-Added Services
221
178
585
504
Global Specialty Products
56
71
176
179
Global Technology
53
46
148
133
Total Segment Operating Income
330
295
909
816
Corporate, net
(51)
(33)
(127)
(99)
Adjustments (6)
(86)
(98)
(236)
(227)
Total Operating Income $
193
$
164
$
546
$
490
Three Months Ended Nine Months Ended
September 26, September 27, September 26, September 27,
2026 2025 2026 2025
Depreciation and Amortization:
Global Distribution and Value
-Added Services
$
8
$
7
$
22
$
20
Global Specialty Products
10
11
28
28
Global Technology
10
9
31
26
Total Segment Depreciation and Amortization
28
27
81
74
Corporate
14
7
35
22
Acquisition intangible amortization within
adjustments (6)
44
46
135
133
Total Depreciation and Amortization $
86
$
80
$
251
$
229

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
The following table presents a breakdown of such adjustments:
Three Months Ended Nine Months Ended
September 26, September 27, September 26, September 27,
2026 2025 2026 2025
Adjustments:
Restructuring and related costs $
(22)
$
(34)
$
(63)
$
(82)
Acquisition intangible amortization
(44)
(46)
(135)
(133)
Cyber incident-insurance proceeds, net of third-party advisory expenses
-
-
-
20
Change in contingent consideration
(1)
(6)
-
(4)
Litigation settlements
(1)
(2)
(1)
(3)
Impairment of intangible assets
-
-
-
(1)
Costs associated with shareholder advisory matters and select implementation related value creation consulting costs
(18)
(10)
(37)
(24)
Total adjustments $
(86)
$
(98)
$
(236)
$
(227)

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
2026 Acquisitions
During the nine months ended September 26, 2026, we acquired companies within the Global Distribution and
Value
-Added Services and Global Specialty Products segments.
Our acquired ownership interest in these
companies ranged from
90
% to
100
%.
The following table aggregates the preliminary estimated fair value, as of the date of the acquisition, of
consideration paid and net assets acquired for acquisitions during the nine months ended September 26, 2026:
Preliminary
Allocation as of
September 26, 2026
Acquisition consideration:
Cash $
26
Deferred consideration
5
Subsidiary common equity issued to sellers
23
Fair value of previously held equity method investments
32
Redeemable noncontrolling interests
7
Total consideration $
93
Identifiable assets acquired and liabilities assumed:
Current assets $
10
Intangible assets
35
Other noncurrent assets
3
Current liabilities
(10)
Deferred income taxes
(6)
Other noncurrent liabilities
(1)
Total identifiable
net assets
31
Goodwill
62
Total net assets acquired $
93
The accounting for acquisitions in the nine months ended September 26, 2026 has not been completed in several
areas, including, but not limited to, pending assessment of certain assets and certain liabilities.
Goodwill is a result of the synergies and cross-selling opportunities that these acquisitions are expected to provide
for us, as well as the expected growth potential.
The majority of the acquired goodwill is not deductible
for tax
purposes.
The following table summarizes the intangible assets acquired during the nine months ended September 26, 2026:
Weighted Average
2026
Useful Lives (in years)
Customer relationships and lists $
31
7
Trademarks / Tradenames
4
5
Total $
35
During the nine months ended September 26, 2026,
in connection with acquisitions
of controlling interests of
affiliates, we recognized a gain of approximately $

million related to the remeasurement to fair value of our

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
16
previously held equity investment,
recognized during the first quarter.
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
Final
Allocation
Acquisition consideration:
Cash $
194
Deferred consideration
3
Estimated fair value of contingent consideration payable
19
Fair value of previously held equity method investments
89
Redeemable noncontrolling interest
85
Total consideration $
390
Identifiable assets acquired and liabilities assumed:
Current assets $
57
Intangible assets
146
Other noncurrent assets
50
Current liabilities
(25)
Long-term debt
(2)
Deferred income taxes
(21)
Other noncurrent liabilities
(6)
Total identifiable
net assets
199
Goodwill
191
Total net assets acquired $
390
During the nine months ended September 26, 2026, we completed the accounting for all acquisitions that occurred
in the year ended December 27, 2025.
Measurement period adjustments recorded through September 26,
2026
were immaterial and primarily related to certain intangible assets.
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
Acquisition Costs
During the three and nine months ended September 26, 2026, we incurred
$
0
million and $
3
million in acquisition
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
Debt
The fair value of our debt (including bank credit lines, current maturities of long-term debt and long-term debt) is
based on Level 3 inputs within the fair value hierarchy, and as of September 26, 2026 and December 27, 2025 was
estimated at $
3,524
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
September 26, 2026 and September 27, 2025 are presented in the following table:
Three Months Ended Nine Months Ended
September 26, September 27, September 26, September 27,
2026 2025 2026 2025
Balance, beginning of period
$
58
$
106
$
97
$
30
Increase in contingent consideration due to business
acquisitions and acquisitions of noncontrolling interests
in subsidiaries
-
1
-
95
Decrease in contingent consideration due to payments
(1)
-
(5)
(19)
Change in fair value of contingent consideration in
connection with business acquisitions (1)
1
7
-
5
Change in fair value of contingent consideration in
connection with changes in ownership in consolidated
subsidiaries (2)
(31)
(18)
(65)
(15)
Balance, end of period
$
27
$
96
$
27
$
96
(1)
Amounts are recorded in selling, general and administrative in the condensed consolidated statements of income.
(2) Amounts are recorded in additional paid-in capital in the condensed consolidated balance sheets.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
20
The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring
basis classified under the appropriate level of the fair value hierarchy as of
September 26, 2026 and December 27,
2025:
September 26, 2026
Level 1 Level 2 Level 3 Total
Assets:
Derivative contracts designated as hedges $
-
$
1
$
-
$
1
Derivative contracts undesignated
-
1
-
1
Total assets
$
-
$
2
$
-
$
2
Liabilities:
Derivative contracts designated as hedges $
-
$
7
$
-
$
7
Derivative contracts undesignated
-
1
-
1
Total return
swap
-
2
-
2
Contingent consideration
-
-
27
27
Total liabilities
$
-
$
10
$
27
$
37
Redeemable noncontrolling interests
$
-
$
-
$
914
$
914
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
21
Note 7 – Debt
Bank Credit Lines
Bank credit lines consisted of the following:
September 26, December 27,
2026 2025
Revolving credit agreement $
200
$
100
Other short-term bank credit lines
800
664
Total $
1,000
$
764
Revolving Credit Agreement
On
August 20, 2021
, we entered into a $
1.0
billion revolving credit agreement (the “Revolving Credit
Agreement”).
On
September 21, 2026
, we amended and restated the Revolving Credit Agreement
to, among other
things, (i) increase the aggregate revolving credit commitments from
$
1.0
billion to $
1.25
billion, (ii) extend the
maturity date to
September 19, 2031
, and (iii) modify certain financial definitions and covenants.
The interest rate
on this revolving credit facility is based on Term Secured Overnight Financing Rate
(“
Term SOFR ”) plus a spread
based on our leverage ratio at the end of each financial reporting quarter.
As of September 26, 2026 the interest
rate on this revolving credit facility was
3.89
% plus
1.08
%, for a combined rate of
4.97
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
As of September
26, 2026 and December 27, 2025, we had $
200
million and $
100
million in borrowings, respectively, under this
revolving credit facility.
During the nine months ended September 26, 2026, the
average outstanding balance under
the Revolving Credit Agreement was approximately $
444
million.
As of September 26, 2026 and December 27,
2025, there were $
11
million and $
10
million of letters of credit, respectively, provided to third parties under the
Revolving Credit Agreement.
Other Short-Term Bank Credit
Lines
As of September 26, 2026 and December 27, 2025, we had various other short-term bank credit lines available, in
various currencies, with a maximum borrowing capacity of $
887
million and $
787
million, respectively.
As of
September 26, 2026 and December 27, 2025, $
800
million and $
664
million, respectively, were outstanding.
During the nine months ended September 26, 2026, the average outstanding balance under our various other short-
term bank credit lines was approximately $
631
million.
As of September 26, 2026 and December 27, 2025,
borrowings under other short-term bank credit lines had weighted average interest rates of
4.66
% and
4.68
%,
respectively.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
22
Long-term debt
Long-term debt consisted of the following:
September 26, December 27,
2026 2025
Private placement facilities
$
1,199
$
1,149
Term loan
740
749
U.S. trade accounts receivable securitization
525
390
Various
collateralized and uncollateralized loans payable with interest, in varying installments through 2031 at interest rates
from
0.00
% to
6.50
% at September 26, 2026 and
from
0.00
% to
6.75
% at December 27, 2025
54
48
Finance lease obligations
6
7
Total
2,524
2,343
Less current maturities
(142)
(33)
Total long-term debt
$
2,382
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
The components of our private placement facility borrowings as of
September 26, 2026, which have a weighted
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
3.93
%, are presented in the following table:
Amount of
Date of
Borrowing
Borrowing
Borrowing Outstanding Rate Due Date
June 16, 2017
$
100
3.42
%
June 16, 2027
September 15, 2017
100
3.52
September 15, 2029
January 2, 2018
100
3.32
January 2, 2028
September 2, 2020
100
2.35
September 2, 2030
June 2, 2021
100
2.48
June 2, 2031
June 2, 2021
100
2.58
June 2, 2033
May 4, 2023
75
4.79
May 4, 2028
May 4, 2023
75
4.84
May 4, 2030
May 4, 2023
75
4.96
May 4, 2033
May 4, 2023
150
4.94
May 4, 2033
December 15, 2025
100
5.23
December 15, 2032
December 15, 2025
75
5.28
December 15, 2032
Less: Deferred debt issuance costs
(1)
Total $
1,149
Term Loan
On
July 11, 2023
, we entered into a three-year
$
750
million term loan credit agreement (the “Term Credit
Agreement”), which was originally scheduled to mature on
July 11, 2026
.
On
June 6, 2025
, this agreement was
amended and restated to, among other things, (i) extend the maturity date to
June 6, 2030
, and (ii) modify certain
financial definitions and covenants.
On
September 21, 2026
, this agreement was amended to modify certain
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
2030.
As of September 26, 2026, the borrowings outstanding under this term loan were $
740
million.
At
September 26, 2026, the interest rate under the Term Credit Agreement was
3.77
% plus
1.25
%, for a combined rate
of
5.02
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
.
On
September 24, 2026
, we amended the
facility to increase the purchase limit from $
450
million to $
525
million, with the addition of a third bank as an
agent, and extended the expiration date to
September 24, 2029
.
As of September 26, 2026 and December 27, 2025, the borrowings outstanding under this securitization facility
were $
525
million and $
390
million, respectively.
At September 26, 2026, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of
4.03
% plus
0.77
%, for a combined rate of
4.80
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
Note 8 – Income Taxes
For the three months ended September 26, 2026, our effective tax rate was
23.1
%, compared to
21.3
% for the prior
year period.
The difference between our effective and federal statutory tax rates primarily relates to state and foreign income taxes and interest expense.
For the three months ended September 27, 2025, the difference was further impacted by the tax treatment associated with the acquisition of a controlling interest of a previously held
non-controlling equity investment.
For the nine months ended September 26, 2026, our effective tax rate was
24.5
% compared to
23.5
% for the prior
year period.
The difference between our effective and federal statutory tax rates primarily relates to state and
foreign income taxes and interest expense.
For the nine months ended September 27, 2025, the difference was further impacted by the tax treatment associated with the acquisition of a controlling interest of a previously held
non-controlling equity investment.
The total amount of unrecognized tax benefits, which are included in
“other liabilities” within our condensed
consolidated balance sheets, as of September 26, 2026 and December 27,
2025 was $
90
million and $
112
million,
respectively, of which $
83
million and $
104
million, respectively, would affect the effective tax rate if recognized.
All tax returns audited by the IRS are officially closed through 2022.
The tax years subject to examination by the
IRS include years 2023 and forward.
In addition, limited positions reported in the 2017 tax year are subject to IRS
examination.
During the three months ended September 26, 2026 and September 27, 2025, the amount of tax interest
income/(expense) included as a component of the provision for taxes was
$
1
million and $
(2)
million, respectively.
During the nine months ended September 26, 2026 and September 27, 2025, the amount of tax interest
income/(expense) included as a component of the provision for taxes was
$
3
million and $
(3)
million, respectively.
The total amount of accrued interest is included in other liabilities within our condensed consolidated balance
sheets, and was $
18
million as of September 26, 2026 and $
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
During the nine months ended September 26, 2026, in connection with the 2024 Plan, we recorded a loss of $
2
million related to the disposal of businesses in the Global Specialty Products segment.
This amount is included in
the $
63
million of restructuring and related charges presented below.
Restructuring and related costs recorded for the three and nine months ended September 26, 2026 and September
27, 2025 in connection with the 2024
Plan consisted of the following:
Three Months Ended September 26, 2026
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
Severance and employee-related costs $
6
$
4
$
2
$
8
$
20
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
-
-
1
-
1
Exit and other related costs
-
1
-
-
1
Restructuring and related costs $
6
$
5
$
3
$
8
$
22
Three Months Ended September 27, 2025
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
Severance and employee-related costs $
13
$
4
$
1
$
9
$
27
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
-
4
(1)
-
3
Exit and other related costs
1
3
-
-
4
Restructuring and related costs $
14
$
11
$
-
$
9
$
34
Nine Months Ended September 26, 2026
Global Distribution
and Value-Added
Services
Global
Specialty
Products
Global
Technology Corporate Total
Severance and employee-related costs $
22
$
11
$
7
$
14
$
54
Impairment and accelerated depreciation and amortization
of right-of-use lease assets and other long-lived assets
-
2
1
-
3
Exit and other related costs
2
2
-
-
4
Loss on disposal of a business
-
2
-
-
2
Restructuring and related costs $
24
$
17
$
8
$
14
$
63
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
40
$
23
$
2
$

$
82

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
26
The following table summarizes the activity related to the liabilities associated with our restructuring initiatives
for
the nine months ended September 26, 2026.
The remaining accrued balance of restructuring and related costs as of
September 26, 2026, which primarily relates to severance and employee-related costs, is included in accrued
expenses: other within our condensed consolidated balance sheets.
Liabilities related to exited leased facilities are
recorded within our current and non-current operating lease liabilities within our condensed consolidated balance
sheets.
Total
Balance, December 27, 2025
$
49
Restructuring and related costs
63
Non-cash impairment, accelerated depreciation and amortization
(3)
Non-cash impairment related to disposal of a business
(2)
Cash payments and other adjustments
(62)
Balance, September 26, 2026
$
45
Note 10 – Legal Proceedings
From time to time, Henry Schein, Inc. may become a party to
legal proceedings, involving, without limitation,
product liability claims, employment matters, commercial disputes, governmental inquiries and investigations
(which may in some cases involve our entering into settlement arrangements or consent decrees), and other matters
arising out of the ordinary course of our business.
While the results of any legal proceeding cannot be predicted with certainty, in our opinion none of these pending matters are currently anticipated to have a material adverse effect on our consolidated financial position, liquidity or results of operations.
As of September 26, 2026, we had accrued our best estimate of potential losses relating to claims that were
probable to result in liability and for which we were able to reasonably estimate a loss.
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
% at 4th year

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
28
Accounting Policy Change
Effective in the first quarter of 2026, we updated our accounting policy for recognizing stock-based compensation
expense for graded-vesting awards with service conditions only, transitioning from the accelerated method to the straight-line method.
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
10
million
and $
26
million for the three and nine months ended September 26, 2026, respectively.
For the three and nine
months ended September 27, 2025, we recorded pre-tax share-based compensation expense of $
13
million and $
29
million, respectively.
Total unrecognized compensation cost related to unvested awards as of September 26, 2026 was $
102
million,
which is expected to be recognized over a weighted-average period of approximately
2.5
years.
Our condensed consolidated statements of cash flows present our stock-based compensation expense as a
reconciling adjustment between net income and net cash provided by operating activities for all periods presented.
There were no cash benefits associated with tax deductions in excess of recognized compensation for the nine
months ended September 26, 2026 and September 27, 2025.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
29
The following weighted-average assumptions were used in determining the fair values of stock options issued
during the nine months ended September 26, 2026 using the Black-Scholes valuation model:
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
The grant date fair value for stock options granted during the nine months ended September 26, 2026 was $
28.23
per share.
The following table summarizes the stock option activity for the nine months ended September 26, 2026:
Stock Options
Weighted Average Aggregate
Weighted Average
Remaining Contractual
Intrinsic
Shares Exercise Price Life (in years)
Value
Outstanding at beginning of period
922,715
$
72.26
Granted
177,116
77.60
Exercised
(60,434)
70.28
Forfeited
(8,099)
84.62
Outstanding at end of period
1,031,298
$
73.19
5.6
$
14
Options exercisable at end of period
854,182
$
72.28
The following tables summarize the activity of our unvested RSUs and PSUs for the nine months ended September
26, 2026:
RSUs (Time-Based) PSUs (Performance-Based)
Weighted Average
Weighted Average
Grant Date Fair Grant Date Fair
Shares/Units Value Per Share Shares/Units Value Per Share
Outstanding at beginning of period
1,606,542
$
75.69
387,960
$
75.89
Granted
665,692
77.96
230,769
74.40
Performance adjustment n/a n/a
391,753
74.84
Vested
(482,575)
78.42
(83,629)
81.31
Forfeited
(118,400)
76.06
(326,251)
76.23
Outstanding at end of period
1,671,259
$
75.77
600,602
$
74.79
The fair value of vested RSUs and PSUs was $
38
million and $
7
million, respectively, for the nine months ended
September 26, 2026; and $
36
million and $
1
million, respectively, for the nine months ended September 27, 2025.

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
The components of the change in the redeemable noncontrolling interests for the nine months ended September 26, 2026 and September
27, 2025 are presented in the following
table:
September 26, September 27,
2026 2025
Balance, beginning of period
$
895
$
806
Decrease in redeemable noncontrolling interests due to acquisitions of noncontrolling interests in subsidiaries
(42)
(78)
Increase in redeemable noncontrolling interests due to business acquisitions
29
86
Net loss attributable to redeemable noncontrolling interests
(2)
-
Distributions declared
(25)
(15)
Effect of foreign currency translation gain attributable to redeemable noncontrolling interests
4
28
Change in fair value of redeemable securities
55
50
Balance, end of period
$
914
$
877

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
September 26, December 27,
2026 2025
Attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment
$
(22)
$
(26)
Attributable to noncontrolling interests:
Foreign currency translation adjustment
$
1
$
1
Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment $
(166)
$
(196)
Unrealized loss from hedging activities
(15)
(24)
Pension adjustment loss
(6)
(6)
Accumulated other comprehensive loss
$
(187)
$
(226)
Total Accumulated
other comprehensive loss
$
(208)
$
(251)
The following table summarizes the components of comprehensive income, net of applicable taxes as follows:
Three Months Ended Nine Months Ended
September 26, September 27, September 26, September 27,
2026 2025 2026 2025
Net income $
126
$
109
$
340
$
316
Foreign currency translation gain (loss)
(3)
(1)
34
208
Tax effect
-
-
-
-
Foreign currency translation gain (loss)
(3)
(1)
34
208
Unrealized gain (loss) from hedging activities
1
5
13
(30)
Tax effect
(1)
(1)
(4)
8
Unrealized gain (loss) from hedging activities
-
4
9
(22)
Pension adjustment gain
-
-
-
1
Tax effect
-
-
-
(1)
Pension adjustment gain
-
-
-
-
Comprehensive income
$
123
$
112
$
383
$
502
Our financial statements are denominated in U.S. Dollars.
Fluctuations in the value of foreign currencies as
compared to the U.S. Dollar may have a significant impact on our comprehensive income.
The foreign currency
translation gain during the nine months ended September 26, 2026 and nine months ended September 27, 2025 was
primarily due to changes in foreign currency exchange rates of the Brazilian
Real, British Pound, Euro, Swiss
Franc, Israel Shekel, Canadian Dollar, and New Zealand Dollar.
The unrealized gains (losses) from hedging activities during the three and nine months ended September 26, 2026
and September 27, 2025 were attributable to a net investment hedge.

HENRY SCHEIN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share data)
(unaudited )
32
The following table summarizes our total comprehensive income, net of applicable taxes as follows:
Three Months Ended Nine Months Ended
September 26, September 27, September 26, September 27,
2026 2025 2026 2025
Comprehensive income attributable to
Henry Schein, Inc.
$
116
$
106
$
359
$
454
Comprehensive income attributable to
noncontrolling interests
9
6
22
20
Comprehensive income (loss) attributable to
Redeemable noncontrolling interests
(2)
-
2
28
Comprehensive income
$
123
$
112
$
383
$
502
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
Three Months Ended Nine Months Ended
September 26, September 27, September 26, September 27,
2026 2025 2026 2025
Basic
111,272,868
120,199,552
113,220,442
121,965,991
Effect of dilutive securities:
Stock options and restricted stock units
1,266,068
836,695
1,117,672
874,071
Diluted
112,538,936
121,036,247
114,338,114
122,840,062
The number of antidilutive securities that were excluded from the calculation of diluted weighted average common
shares outstanding are as follows:
Three Months Ended Nine Months Ended
September 26, September 27, September 26, September 27,
2026 2025 2026 2025
Stock options
178,152
393,413
482,975
397,613
Restricted stock units
1,722
4,630
574
4,523
Total anti-dilutive
securities excluded from earnings per
share computation
179,874
398,043
483,549
402,136
Note 15 – Supplemental Cash Flow Information
Cash paid for interest and income taxes was:
Nine Months Ended
September 26, September 27,
2026 2025
Cash paid for interest $
119
$
109
Cash paid for income taxes, net of refunds
104
114
For the nine months ended September 26, 2026 and September 27, 2025, we had
$
13
million and $
(30)
million of
non-cash net unrealized gains (losses) related to hedging activities,
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
31
million annually for the use of their
intellectual property.
During the three and nine months ended September 26, 2026,
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
As of September 26, 2026 and December 27, 2025, Henry Schein One,
LLC had a net payable balance
to Internet Brands of $
7
million and $
9
million, respectively, comprised of amounts related to results of operations and the royalty agreement.
The components of this payable are recorded within accrued expenses: other within our
condensed consolidated balance sheets.
We have interests in entities that we account for under the equity accounting method.
In our normal course of
business, during the three and nine months ended September 26, 2026, we recorded net sales of $
7
million and $
21
million, respectively, to such entities.
During the three and nine months ended September 27, 2025,
we recorded
net sales of $
14
million and $
42
million, respectively, to such entities.
During the three and nine months ended
September 26, 2026, we purchased $
2
million and $
6
million, respectively, from such entities.
During the three and
nine months ended September 27, 2025, we purchased $
3
million and $
7
million, respectively, from such entities.
At September 26, 2026 and December 27, 2025, we had an aggregate $
30
million and $
39
million, respectively,
due from our equity affiliates, and $
3
million and $
7
million, respectively, due to our equity affiliates.
Certain of our facilities related to our acquisitions are leased from employees and minority shareholders.
These
leases are classified as operating leases and have a remaining lease term ranging from less than
a
year to
approximately
11 years
.
As of September 26, 2026, current and non-current liabilities associated with related party
operating leases were $
5
million and $
20
million, respectively.
At September 26, 2026, related party leases
represented
6.8
% and
6.8
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
entered into in January 2025; transitions in senior company leadership
(including, without limitation, our Chief
Executive Officer, Chief Financial Officer, and other executive officers); our ability to develop or acquire and maintain and protect new products (particularly technology and specialty products) and services and utilize new
technologies that achieve market acceptance with acceptable margins; transitional challenges associated with
acquisitions and joint ventures, including the failure to achieve anticipated synergies/benefits, as well as significant
demands on our operations, information systems, legal, regulatory, compliance, financial and human resources functions in connection with acquisitions, dispositions and joint ventures; certain provisions in our governing
documents that may discourage third-party acquisitions of us; adverse changes in supplier rebates or other
purchasing incentives; risks related to the sale of corporate brand products;
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
risks associated with the EU Medical Device Regulation; failure to comply with laws and regulations relating to
health care fraud or other laws and regulations; failure to comply with laws and regulations relating to the
collection, storage and processing of sensitive personal information or standards in electronic health records or
transmissions; changes in tax legislation, changes in tax rates and availability of certain tax deductions; risks related
to product liability, intellectual property and other claims; risks associated with customs policies or legislative import restrictions; risks associated with disease outbreaks, epidemics, pandemics (such as the COVID-19
pandemic), or similar wide-spread public health concerns and other natural or man-made disasters; risks associated
with our global operations; the threat or outbreak of war (including, without limitation, geopolitical wars), terrorism
or public unrest (including, without limitation, the wars in Ukraine and Iran, the Israel-Gaza conflict and other
unrest and threats in the Middle East and the possibility of a wider European or global conflict); changes to laws
and policies governing foreign trade, tariffs and sanctions or greater restrictions on imports and exports, including
changes to international trade agreements and the current imposition of
(and the potential for additional) tariffs by

the U.S. on numerous countries and retaliatory tariffs; supply chain disruption; litigation risks; new or unanticipated
litigation developments and the status of litigation matters; our dependence on our senior management, employee
hiring and retention, increases in labor costs or health care costs, and our relationships with customers, suppliers
and manufacturers; and disruptions in financial markets.
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
Recent Developments
Chief Financial Officer
On October 8, 2026, we announced that, effective November 4, 2026, Ronald N.
South will transition from his
position as Senior Vice President and Chief Financial Officer to the role of Senior Advisor.
Emmanuel Caprais,
Senior Financial Advisor as of October 12, 2026, will succeed Mr. South as Chief Financial Officer effective
November 4, 2026.
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
The tariffs did not have an adverse material impact on our results of operations during fiscal year 2025 and the nine
months ended September 26,
2026, although sales of U.S. dental equipment were temporarily impacted by market
uncertainty related to tariffs in the second half of the quarter ended June 28, 2025.
During the three and nine months ended September 26, 2026, we recognized a net benefit of $28 million and $30
million, respectively, related to previously paid IEEPA tariffs.
We expect to recognize additional benefit from
tariff refunds during the fourth quarter of 2026.

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
We are headquartered in Melville, New York, employ approximately 25,000 people (of which more than 13,000 are based outside of the United States) and have operations or affiliates in 34 countries and territories.
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

Results of Operations
The following tables summarize the significant components of our operating results for the three and nine months
ended September 26, 2026 and September 27, 2025 and cash flows for the nine months ended September 26, 2026
and September 27, 2025 (in millions):
Three Months Ended Nine Months Ended
September 26, September 27, September 26, September 27,
2026 2025 2026 2025
Operating results:
Net sales
$ 3,471 $ 3,339 $ 10,297 $ 9,747
Cost of sales
2,366 2,313 7,021 6,705
Gross profit
1,105 1,026 3,276 3,042
Operating expenses:
Selling, general and administrative
819 760 2,459 2,276
Depreciation and amortization 71 68 208 194
Restructuring and related costs 22 34 63 82
Operating income $ 193 $ 164 $ 546 $ 490
Other expense, net
$ (33) $ (30) $ (99) $ (90)
Income taxes (37) (28) (109) (94)
Net income 126 109 340 316
Net income attributable to Henry Schein, Inc. 119 101 320 297
Nine Months Ended
September 26, September 27,
2026 2025
Cash flows:
Net cash provided by operating activities $ 306 $ 331
Net cash used in investing activities (173) (253)
Net cash provided by (used in) financing activities (138) 18
Plan of Restructuring and Related Costs
On August 6, 2024, we committed to a restructuring plan (the “2024
Plan”) to integrate our acquisitions, right-size
operations and further increase efficiencies.
We currently expect this plan to be completed by the end of 2027.
During the three months ended September 26, 2026 and September 27, 2025, we recorded restructuring and related
charges associated with the 2024 Plan of $22 million and $34 million, respectively.
During the nine months ended
September 26, 2026 and September 27, 2025, we recorded restructuring charges associated with the 2024 Plan of
$63 million and $82 million, respectively.
The restructuring and related costs for these periods primarily related to severance and employee-related costs, costs to exit facilities and other exit costs.
We expect to record restructuring
and related charges associated with the 2024 Plan through the end of 2027; however, an estimate of the amount of
these charges for 2026
through 2027 has not yet been determined.
During the nine months ended September 26, 2026,
in connection with the 2024 Plan, we recorded a loss of $2
million related to the disposal of businesses in the Global Specialty Products segment.
This amount is included in
the $63 million of restructuring and related charges discussed above.

Three Months Ended September 26, 2026 Compared to Three Months Ended September 27, 2025
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
September 26, % of September 27, % of Increase/(Decrease)
2026 Total 2025 Total $ %
Global Distribution and Value
-Added Services
Global Dental Merchandise (1) $ 1,295 37.3% $ 1,210 36.2% $ 85 7.0%
Global Dental Equipment (2) 449 12.9 440 13.2 9 2.3
Global Value
-Added Services
(3) 62 1.8 64 1.9 (2) (4.8)
Global Dental 1,806 52.0 1,714 51.3 92 5.4
Global Medical (4) 1,138 32.8 1,126 33.8 12 1.1
Total Global Distribution and Value
-Added Services
2,944 84.8 2,840 85.1 104 3.7
Global Specialty Products (5) 391 11.3 369 11.0 22 6.1
Global Technology (6) 181 5.2 173 5.2 8 5.2
Eliminations (45) (1.3) (43) (1.3) (2) n/a
Total
$ 3,471 100.0% $ 3,339 100.0% $ 132 4.0
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
The components of our sales growth were as follows:
Constant Currency
Growth/(Decline)
Total Constant
Currency
Growth/(Decline)
Foreign
Exchange
Impact
Total Sales
Growth/
(Decline)
Local Internal
Growth/(Decline)
Acquisition/
(Disposition)
Growth
Global Distribution and Value
-Added Services
Global Dental Merchandise
5.1% 1.3% 6.4% 0.6% 7.0%
Global Dental Equipment
2.4 - 2.4 (0.1) 2.3
Global Value
-Added Services
(4.8) - (4.8) - (4.8)
Global Dental 4.1 0.9 5.0 0.4 5.4
Global Medical
1.0 - 1.0 0.1 1.1
Total Global Distribution and Value
-Added Services
2.9 0.5 3.4 0.3 3.7
Global Specialty Products
3.4 2.6 6.0 0.1 6.1
Global Technology
6.5 (1.3) 5.2 - 5.2
Total 3.1 0.7 3.8 0.2 4.0

Global Sales
Global net sales for the three months ended September 26, 2026 increased 4.0%, attributable to internal growth of
3.1%, acquisition growth of 0.7%, and an increase in foreign exchange of 0.2%.
The components of our sales
increase are presented in the table above.
Global Distribution and Value-Added Services Sales
Global Distribution and Value-Added Services net sales for the three months ended September 26, 2026 increased
3.7%.
The components of our sales increase are presented in
the table above.
The 4.1% increase in internally generated local currency dental sales was primarily due to merchandise and
traditional equipment sales growth in the U.S. and merchandise and equipment sales growth in international
markets.
The 1.0% increase in internally generated local currency medical sales was attributable to growth of our Home
Solutions businesses,
partially offset by lower sales of point of care diagnostic test products and vaccines related to
respiratory illness.
Global Specialty Products Sales
Global Specialty Products net sales for the three months ended September
26, 2026 increased 6.1%.
The
components of our sales increase are presented in the table above.
The 3.4% increase in internally generated local currency sales was attributable to growth in our value and premium
implant businesses.
Global Technology Sales
Global Technology net sales for the three months ended September 26, 2026 increased 5.2%.
The components of
sales growth are presented in the table above.
The internally generated local currency increase of 6.5% in Global Technology sales was primarily attributable to the increased rate of customer adoption of our core practice management solutions, particularly our cloud-based
platforms, and a growth in revenue cycle management solutions.
Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
September 26, Gross September 27, Gross Increase/(Decrease)
2026 Margin % 2025 Margin % $ %
Global Distribution and Value
-Added Services
$ 758 25.8% $ 702 24.7% $ 56 8.0%
Global Specialty Products 222 56.8 204 55.3 18 9.0
Global Technology 125 68.9 115 66.9 10 8.4
Corporate - n/a 5 n/a (5) n/a
Total
$ 1,105 31.8 $ 1,026 30.7 $ 79 7.7
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
The increase in Global Distribution and Value-Added Services gross profit for the three months ended September
26, 2026 compared to the prior-year-period is due primarily to increased internally generated sales volume as
described above.
During the three months ended September 26, 2026, in the Global
Distribution and Value-Added
Services segment, we recognized a net benefit of $20 million related to refunds for certain IEEPA tariffs previously
paid in the United States.
In addition to the benefit of the tariff refunds, the increase in gross margin rates was attributable primarily to favorable business mix and benefits from our value creation initiatives.
The increase in Global Specialty Products gross profit primarily reflects increased internally generated sales
volume and gross profit from acquisitions.
During the three months ended September 26, 2026, in the Global
Specialty Products segment, we recognized a net benefit of $8 million related to refunds for certain IEEPA tariffs
previously paid in the United States.
In addition to the benefit of the tariff refunds, the increase in gross margin rates was due to product mix.
The increase in Global Technology gross profit is the result primarily of higher internally generated sales.
The
increase in gross margin rates was due to product mix.
Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring and related costs) by segment were as follows:
% of % of
September 26, Respective September 27, Respective Increase/(Decrease)
2026 Sales 2025 Sales $ %
Global Distribution and Value
-Added Services
$ 537 18.2% $ 524 18.5% $ 13 2.4%
Global Specialty Products 166 42.5 133 36.0 33 25.4
Global Technology 72 39.7 69 40.3 3 3.7
Corporate 51 n/a 38 n/a 13 n/a
826 23.8 764 22.9 62 8.1
Adjustments (1) 86 n/a 98 n/a (12) n/a
Total operating expenses $ 912 26.3 $ 862 25.8 $ 50 5.7
(1)
Adjustments represent items excluded from segment operating income to enable comparison of financial results between periods.
These
items may vary independently of business performance.
September 26, September 27,
2026 2025
Adjustments:
Restructuring and related costs $ 22 $ 34
Acquisition intangible amortization 44 46
Change in contingent consideration 1 6
Litigation settlements 1 2
Costs associated with shareholder advisory matters and select implementation related value creation consulting costs 18 10
Total adjustments $ 86 $ 98

The net increase in operating expenses was
attributable to the following:
Operating Costs
(excluding
acquisitions) Acquisitions Adjustments Total
Global Distribution and Value
-Added Services
$ 8 $ 5 $ - $ 13
Global Specialty Products 25 8 - 33
Global Technology 3 - - 3
Corporate 13 - - 13
49 13 - 62
Adjustments - - (12) (12)
Total operating expenses $ 49 $ 13 $ (12) $ 50
The components of the net increase in total operating expenses are presented in the table above.
The increase in
operating costs (excluding acquisitions) during the three months ended
September 26, 2026 was primarily
attributable to costs associated with our sales growth.
During the three months ended September 27, 2025, our
operating costs were favorably impacted by a benefit of $28 million related to the remeasurement to the fair value
of a previously held equity investment within our Global Specialty Products segment.
Other Expense, Net
Other expense, net was as follows:
September 26, September 27, Variance
2026 2025 $ %
Interest income
$ 9 $ 9 $ - (4.4) %
Interest expense
(42) (38) (4) (11.5)
Other, net
- (1) 1 (86.5)
Other expense, net
$ (33) $ (30) $ (3) (14.7)
Interest income during the three months ended September 26, 2026 included $2 million of a benefit related to
refunds of certain IEEPA tariffs previously paid in the United States.
Interest expense increased primarily due to
increased borrowings.
Income Taxes
Our effective tax rate was 23.1% for the three months ended September 26, 2026, compared to 21.3% for the prior
year period.
The difference between our effective and federal statutory tax rates primarily relates to state and foreign income taxes and interest expense.
For the three months ended September 27, 2025, the difference was further impacted by the tax treatment associated with the acquisition of a controlling interest of a previously held
non-controlling equity investment.

Nine Months Ended September 26, 2026 Compared to Nine Months Ended September
27, 2025
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
September 26, % of September 27, % of Increase/(Decrease)
2026 Total 2025 Total $ %
Global Distribution and Value
-Added Services
Global Dental Merchandise (1) $ 3,924 38.1% $ 3,613 37.1% $ 311 8.6%
Global Dental Equipment (2) 1,322 12.8 1,263 13.0 59 4.7
Global Value
-Added Services
(3) 180 1.8 174 1.8 6 3.1
Global Dental 5,426 52.7 5,050 51.9 376 7.4
Global Medical (4) 3,268 31.7 3,197 32.8 71 2.2
Total Global Distribution and Value
-Added Services
8,694 84.4 8,247 84.7 447 5.4
Global Specialty Products (5) 1,207 11.7 1,122 11.5 85 7.6
Global Technology (6) 535 5.2 502 5.1 33 6.8
Eliminations (139) (1.3) (124) (1.3) (15) n/a
Total $ 10,297 100.0% $ 9,747 100.0% $ 550 5.6
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
The components of our sales growth/(decline) were as follows:
Constant Currency
Growth/(Decline)
Total Constant
Currency Growth
Foreign
Exchange
Impact
Total Sales
Growth
Local Internal
Growth
Acquisition/
(Disposition)
Growth
Global Distribution and Value
-Added Services
Global Dental Merchandise
4.7% 1.3% 6.0% 2.6% 8.6%
Global Dental Equipment
2.7 - 2.7 2.0 4.7
Global Value
-Added Services
1.8 0.6 2.4 0.7 3.1
Global Dental 4.1 0.9 5.0 2.4 7.4
Global Medical
2.0 0.1 2.1 0.1 2.2
Total Global Distribution and Value
-Added Services
3.3 0.6 3.9 1.5 5.4
Global Specialty Products
2.6 2.7 5.3 2.3 7.6
Global Technology
7.5 (1.3) 6.2 0.6 6.8
Total 3.4 0.7 4.1 1.5 5.6

Global Sales
Global net sales for the nine months ended September 26, 2026 increased 5.6%, attributable to internal growth of
3.4%, acquisition growth of 0.7%, and an increase in foreign exchange of 1.5%.
The components of our sales
increase are presented in the table above.
Global Distribution and Value-Added Services Sales
Global Distribution and Value-Added Services net sales for the nine months ended September 26, 2026 increased
5.4%.
The components of our sales increase are presented in
the table above.
The 4.1% increase in internally generated local currency dental sales was primarily due to merchandise sales
growth in U.S. and international markets, growth in traditional dental equipment in the U.S. and international
markets, partially offset by decreased sales in value-added services attributable to lower brokerage revenue.
The 2.0% increase in internally generated local currency medical sales was attributable to growth of our Home
Solutions business and dialysis products, partially offset by lower sales of point of care diagnostic test products and
vaccines related to respiratory illness.
Global Specialty Products Sales
Global Specialty Products net sales for the nine months ended September
26, 2026 increased 7.6%.
The
components of our sales increase are presented in the table above.
The 2.6% increase in internally generated local currency sales was attributable to growth in our value implant,
premium implant and biomaterial businesses.
Global Technology Sales
Global Technology net sales for the nine months ended September 26, 2026 increased 6.8%.
The components of
sales growth are presented in the table above.
The internally generated local currency increase of 7.5% in Global Technology sales was primarily attributable to the increased rate of customer adoption of our core practice management solutions, particularly our cloud-based
platforms as well as an increase in revenue cycle management solutions.

Gross Profit
Gross profit and gross margin percentages by segment and in total were as follows:
September 26, Gross September 27, Gross Increase/(Decrease)
2026 Margin % 2025 Margin % $ %
Global Distribution and Value
-Added Services
$ 2,234 25.7% $ 2,071 25.1% $ 163 7.9%
Global Specialty Products 675 55.9 621 55.4 54 8.7
Global Technology 370 69.1 339 67.5 31 9.2
Corporate (3) n/a 11 n/a (14) n/a
Total
$ 3,276 31.8 $ 3,042 31.2 $ 234 7.7
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
The increase in Global Distribution and Value-Added Services gross profit for the nine months ended September
26, 2026 compared to the prior-year-period is due primarily to increased internally generated sales volume as
described above.
During the nine months ended September 26, 2026, in the Global
Distribution and Value-Added
Services segment, we recognized a net benefit of $21
million related to refunds for certain IEEPA tariffs previously paid in the United States.
In addition to the benefit of the tariff refunds, the increase in gross margin rates was
attributable primarily to favorable business mix and benefits from our value creation initiatives.
The increase in Global Specialty Products gross profit primarily reflects increased internally generated sales
volume and gross profit from acquisitions.
During the nine months ended September 26, 2026, in
the Global
Specialty Products segment, we recognized a net benefit of $9 million related to refunds for certain IEEPA tariffs
previously paid in the United States.
In addition to the benefit of the tariff refunds, the increase in gross margin rates was due to product mix.
The increase in Global Technology gross profit is the result primarily of higher internally generated sales.
The
increase in gross margin rates was due to product mix.

Operating Expenses
Operating expenses (consisting of selling, general and administrative expenses; depreciation and amortization; and
restructuring and related costs) by segment were as follows:
% of % of
September 26, Respective September 27, Respective Increase
2026 Sales 2025 Sales $ %
Global Distribution and Value
-Added Services
$ 1,649 19.0% $ 1,567 19.0% $ 82 5.2%
Global Specialty Products 499 41.3 442 39.4 57 13.0
Global Technology 222 41.4 206 41.1 16 7.6
Corporate 124 n/a 110 n/a 14 n/a
2,494 24.2 2,325 23.9 169 7.3
Adjustments (1) 236 n/a 227 n/a 9 n/a
Total operating expenses $ 2,730 26.5 $ 2,552 26.2 $ 178 7.0
(1)
Adjustments represent items excluded from segment operating income to enable comparison of financial results between periods.
These
items may vary independently of business performance.
September 26, September 27,
2026 2025
Adjustments:
Restructuring and related costs $ 63 $ 82
Acquisition intangible amortization 135 133
Cyber incident-insurance proceeds, net of third-party advisory expenses - (20)
Change in contingent consideration - 4
Litigation settlements 1 3
Impairment of intangible assets - 1
Costs associated with shareholder advisory matters and select implementation related value creation consulting costs 37 24
Total adjustments $ 236 $ 227
The net increase in operating expenses was
attributable to the following:
Operating Costs
(excluding
acquisitions) Acquisitions Adjustments Total
Global Distribution and Value
-Added Services
$ 67 $ 15 $ - $ 82
Global Specialty Products 34 23 - 57
Global Technology 16 - - 16
Corporate 14 - - 14
131 38 - 169
Adjustments - - 9 9
Total operating expenses $ 131 $ 38 $ 9 $ 178
The components of the net increase in total operating expenses are presented in the table above.
The increase in
operating costs (excluding acquisitions) during the nine months ended September
26, 2026 was primarily
attributable to costs associated with our sales growth and the unfavorable impact of foreign exchange rates.
During
the nine months ended September 26, 2026, our operating costs were impacted by a benefit of $11 million related to
remeasurement to the fair value of a previously held equity investment within our
Global Specialty Products
segment.
During the nine months ended September 27, 2025, our operating costs were impacted by a benefit of
$28 million related to remeasurement to the fair value of a previously held equity investment within our Global
Specialty Products segment and a $4 million benefit within our Global
Distribution and Value-Added Services
segment.

Other Expense, Net
Other expense, net was as follows:
September 26, September 27, Variance
2026 2025 $ %
Interest income
$ 24 $ 24 $ - (1.5) %
Interest expense
(124) (111) (13) (11.5)
Other, net
1 (3) 4 (113.3)
Other expense, net
$ (99) $ (90) $ (9) (10.5)
Interest income during the nine months ended September 26, 2026 included
$2 million of a benefit related to
refunds of certain IEEPA tariffs previously paid in the United States.
Interest expense increased primarily due to
increased borrowings.
Income Taxes
Our effective tax rate was 24.5% for the nine months ended September 26, 2026, compared to 23.5% for the prior
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
Net cash provided by operating activities was $306 million for the nine months ended September 26, 2026,
compared to net cash provided by operating activities of $331 million for the prior year.
The net change of $25
million was primarily attributable to an increase in operating income, partially offset by changes in working capital
accounts (primarily accounts receivable, inventory, and other current assets).
Net cash used in investing activities was $173 million for the nine months ended September 26, 2026, compared to
net cash used in investing activities of $253 million for the prior year.
The net change of $80 million was primarily
attributable to lower acquisition activity.
Net cash used in financing activities was $138 million for the nine months ended September 26, 2026, compared to
net cash provided by financing activities of $18 million for the prior year period.
In May 2025, funds affiliated
with KKR invested $250 million in Henry Schein through the purchase of 3,285,152 shares of common stock.
Shortly thereafter, we initiated a $250 million accelerated share repurchase program to offset the resulting dilution.
As a result, during the nine months ended September 26, 2026 we had lower proceeds from the issuance of
common stock and lower share repurchases compared to the prior year period.
Other factors contributing to the net
change of $156 million in financing activities primarily include lower net borrowings as well as lower payments for
acquisitions of noncontrolling interests and contingent consideration.

The following table summarizes selected measures of liquidity and capital resources:
September 26, December 27,
2026 2025
Cash and cash equivalents
$ 184 $ 156
Working
capital
(1)
1,178 1,236
Debt:
Bank credit lines
$ 1,000 $ 764
Current maturities of long-term debt
142 33
Long-term debt
2,382 2,310
Total debt
$ 3,524 $ 3,107
Leases:
Current operating lease liabilities $ 79 $ 78
Non-current operating lease liabilities 288 251
(1)
Includes $606 million and $491 million of certain accounts receivable which serve as security for U.S. trade accounts receivable securitization at September 26, 2026 and December 27, 2025, respectively.
Our cash and cash equivalents consist of bank balances and investments in money market funds representing
overnight investments with a high degree of liquidity.
Accounts receivable days sales outstanding and inventory turns
Our accounts receivable days sales outstanding from operations increased to 46.6 days as of September 26, 2026
from 45.3 days as of September 27, 2025.
During the nine months ended September 26, 2026, we
wrote off
approximately $9 million of fully reserved accounts receivable against our trade receivable reserve.
Our inventory
turns from operations decreased to 4.6 as of September 26, 2026 from 4.8 as of September 27, 2025.
Our working
capital accounts may be impacted by current and future economic conditions.
Leases
We
have operating and finance leases for corporate offices, office space, distribution and other facilities, vehicles
and certain equipment.
Our leases have remaining terms of less than one year to approximately
22 years, some of
which may include options to extend the leases for up to 10 years.
As of September 26, 2026, our right-of-use
assets related to operating leases were $336 million and our current and non-current operating lease liabilities were
$79 million and $288 million, respectively.
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
shares of our common stock.
From March 3, 2003 through September 26, 2026, we repurchased $6.4 billion, or 113,537,092 shares,
under our
common stock repurchase programs, with $330 million available as of September 26, 2026 for future share
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
As of September 26, 2026 and December 27, 2025, our balance
for
redeemable noncontrolling interests was $914 million and $895 million,
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
Changes in Internal Control over Financial Reporting
The combination of continued systems implementations, acquisition integrations and value creation initiative
activities undertaken during the quarter ended September 26, 2026, and carried over from prior quarters, when
considered in the aggregate, represents a material change in our internal control over financial reporting.
During the quarter ended September 26, 2026, we continued systems implementation activities for the phased roll-
out of a new e-commerce system for our Global Distribution and Value-Added Services segment in the U.S. and
Europe.
Also, we concluded systems implementation activities for the implementation of a new global
consolidation and financial reporting system as well as the implementation of a new ERP system for our Global
Technology segment in the U.S.
Additionally, post-acquisition integration related activities continued for businesses acquired during prior years within our Global Specialty Products segment.
These acquisitions, the majority of which utilize separate
information and financial accounting systems, have been included in our condensed consolidated financial
statements since their respective dates of acquisition.
Finally, activities related to value creation initiatives and the transition to a global business services model were initiated for certain businesses.
These activities included current process knowledge transfer from the Company to
the global business services provider as well as process monitoring by the Company as the global business services
provider assumed processing responsibilities.
All continued systems implementations, acquisition integrations and value creation initiative activities involve
necessary and appropriate change-management controls that are considered in our quarterly assessment of the
design and operating effectiveness of our internal control over financial reporting.
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
share repurchase program.
As of September 26, 2026, we had repurchased approximately $6.4 billion of common stock (113,537,092 shares)
under these initiatives,
with $330 million available for future share repurchases.
The following table summarizes repurchases of our common stock under our stock repurchase program during the
fiscal quarter ended September 26, 2026:
Total Number Maximum Number
Total of Shares of Shares
Number Average Purchased as Part that May Yet
of Shares Price Paid of Our Publicly Be Purchased Under
Fiscal Month Purchased (1) Per Share Announced Program Our Program (2)
6/28/2026 through 8/01/2026 591,832
$
85.37 591,832 4,715,750
8/2/2026 through 8/29/2026 275,620 88.81 275,620 4,243,735
8/30/2026 through 9/26/2026 574,766 86.99 574,766 3,819,604
1,442,218 1,442,218
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

ITEM 5.
OTHER INFORMATION
On July 30, 2026, we announced that, effective October 30, 2026, Mark E. Mlotek, the Company’s Executive Vice
President and Chief Strategic Officer, would transition out of his current role into a senior advisory role.
The
effective date of Mr. Mlotek’s transition has been extended to December 26, 2026.
As previously announced, Mr.
Mlotek will thereafter continue in a senior advisory role.
ITEM 6.
EXHIBITS
10.1
Amended and Restated Executive Severance Plan, effective as of September 28,
2026.**+
10.2
Amended and Restated Henry Schein, Inc. Executive Change in Control Plan,
effective as of September 28, 2026.**+
10.3
Amendment No. 13 dated as of September 24, 2026 to Receivables Purchase
Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR,
Inc., as seller, the agent, and the various purchaser groups and purchaser agents from time to time party thereto.+
10.4
First Amendment dated as of September 21, 2026 to the Amended and Restated
Term Loan Credit Agreement, dated as of June 6, 2025, among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto.+
10.5
Fourth Amended and Restated Revolving Credit Agreement, dated as of
September 21, 2026, among us, the several lenders parties thereto, and
JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National
Association, as syndication agent, and The Toronto-Dominion Bank, New York
Branch, Bank of America, N.A., UniCredit Bank GMBH, New York Branch,
the Bank of New York Mellon, ING Bank, N.V., Dublin Branch, HSBC Bank
USA, N.A. and MUFG Bank, Ltd., as co-documentation agents. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on
September 22, 2026.)
10.6
Offer Letter between us and Emmanuel Caprais. (Incorporated by reference to
Exhibit 10.1 to our Current Report on Form 8-K filed on October 8, 2026.)**
10.7
Restrictive Covenant Agreement between us and Emmanuel Caprais.
(Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 8, 2026.)**
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document+
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document+
104 The cover page of Henry Schein, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended September 26, 2026, formatted in Inline XBRL (included within
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
Dated: November 3, 2026